Form 10-Q
period 1995-04-30
MACNEAL SCHWENDLER CORP
filed 1995-06-13
CIK 717238

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                                 Commission file number 1-8722



                       THE MACNEAL-SCHWENDLER CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                      95-2239450
- --------------------------------                     ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



              815 Colorado Boulevard, Los Angeles, California 90041
              -----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number                    (213) 258-9111
                                               --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes  X      No
                                    -----       -----

The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,385,282 shares at June 6, 1995.

                       THE MACNEAL-SCHWENDLER CORPORATION
                                      INDEX





                                                                        Page No.
                                                                        --------

Part I.        Financial Information

Item 1.        Financial Statements (unaudited)

          Consolidated Balance Sheets (Unaudited) - April 30, 1995
               and January 31, 1995.........................................3

          Consolidated Statements of Income (Unaudited)
               Three Months Ended April 30, 1995 and 1994...................4

          Consolidated Statements of Cash Flows (Unaudited)
               Three Months Ended April 30, 1995 and 1994...................5

          Notes to Consolidated Financial Statements
               (Unaudited)..................................................6

Item 2.

          Management's Discussion and Analysis of Results of Operations
               and Financial Condition......................................8



Part II.    Other Information

          Item 6.  Exhibits and Reports on Form 8-K.........................9

                       THE MACNEAL-SCHWENDLER CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                     APRIL 30,                       JANUARY 31,
ASSETS                                                 1995                             1995
                                                ------------------               ------------------
                                                   (UNAUDITED)
Current assets:
   Cash and cash equivalents                           $4,389,000                       $6,944,000
   Short-term investments                               7,060,000                        7,075,000
   Trade accounts receivable, net                      33,748,000                       33,822,000
   Other current assets                                 9,761,000                       10,557,000
                                                ------------------               ------------------
          Total current assets                         54,958,000                       58,398,000

Property and equipment, net                            10,782,000                       10,272,000
Capitalized software costs, net                        27,250,000                       26,694,000
Goodwill and other intangibles, net                    19,111,000                       19,451,000
Other assets                                            4,256,000                        3,936,000
                                                ------------------               ------------------

                                                     $116,357,000                     $118,751,000
                                                ------------------               ------------------
                                                ------------------               ------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $1,583,000                       $2,679,000
   Note payable                                         2,500,000                                0
   Accrued liabilities                                 13,507,000                       19,440,000
   Merger related costs                                 4,684,000                        5,817,000
   Deferred income                                     13,026,000                       12,913,000
   Dividends payable                                    2,141,000                        2,141,000
   Income taxes payable                                   482,000                                0
                                                ------------------               ------------------
          Total current liabilities                    37,923,000                       42,990,000

Deferred income taxes                                   6,998,000                        6,810,000
Convertible Subordinated Debentures                    56,576,000                       56,576,000

Commitments

Shareholders' equity:
   Capital, common stock, $0.01 par value,
   100,000,000 shares authorized;
   13,394,000 and 13,380,000 issued
   and outstanding at April 30,
   1995 and January 31, 1995, respectively             29,368,000                       29,366,000
   Retained deficit                                   (15,667,000)                     (16,580,000)
   Accumulated translation adjustment                   1,159,000                         (411,000)
                                                ------------------               ------------------

          Total shareholders' equity                   14,860,000                       12,375,000
                                                ------------------               ------------------
                                                     $116,357,000                     $118,751,000
                                                ------------------               ------------------
                                                ------------------               ------------------


See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED APRIL 30
                                                -----------------------------------
                                                     1995               1994
                                                ---------------    ----------------
Revenue
  Solver                                           $18,917,000         $16,457,000
  Modeling                                           9,536,000           2,293,000
  Other                                              2,182,000           1,005,000
                                                ---------------    ----------------
    Total revenue                                   30,635,000          19,755,000

Operating expenses:

  Cost of revenue                                    4,088,000           1,297,000
  Goodwill amortization                                496,000                   0
  Research and development                           5,672,000           4,945,000
  Selling, general and administrative               14,729,000           9,636,000
                                                ---------------    ----------------
    Total operating expense                         24,985,000          15,878,000

Operating income                                     5,650,000           3,877,000

Other income                                            57,000             130,000

Interest expense                                    (1,114,000)                  0
                                                ---------------    ----------------

Income before income taxes                           4,593,000           4,007,000

Provision for income taxes                           1,539,000           1,302,000
                                                ---------------    ----------------

    Net income                                      $3,054,000          $2,705,000
                                                ---------------    ----------------
                                                ---------------    ----------------

    Earnings per share                                   $0.23               $0.20
                                                ---------------    ----------------
                                                ---------------    ----------------

    Weighted average number of
      common shares outstanding                     13,394,000          13,395,000
                                                ---------------    ----------------
                                                ---------------    ----------------

Cash dividends declared                                  $0.16               $0.16
                                                ---------------    ----------------
                                                ---------------    ----------------


See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                  APRIL 30
                                                                         ----------------------------
                                                                             1995           1994
                                                                         -------------  -------------
Cash flows from operating activities:

  Net income                                                               $3,054,000     $2,705,000

  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                         1,306,000      1,231,000
      Amortization of capitalized software                                  2,058,000        913,000
      Amortization of goodwill and other intangibles                          574,000              0
      Deferred income taxes                                                   188,000        132,000
      Loss (gain) on disposal of property and equipment                        (4,000)       (23,000)

  Increase (decrease) from changes in:
    Accounts receivable, net                                                   74,000     (3,462,000)
    Other current assets                                                      796,000        488,000
    Accounts payable                                                       (1,096,000)      (206,000)
    Accrued liabilities                                                    (3,372,000)    (1,344,000)
    Merger related costs                                                   (1,133,000)       (28,000)
    Deferred income                                                           113,000        750,000
    Income taxes payable                                                      482,000        928,000
                                                                         -------------  -------------

Net cash provided by operating activities                                   3,040,000      2,084,000

Cash flows from investing activities:
  Acquisition of property and equipment                                    (1,812,000)    (1,204,000)
  Disposition of property and equipment                                             0              0
  Capitalized software costs                                               (2,617,000)    (1,313,000)
  Decrease (increase) in short-term investments                                15,000        (34,000)
  Decrease (increase) in other assets                                        (551,000)       (60,000)
                                                                         -------------  -------------

Net cash used in investing activities                                      (4,965,000)    (2,611,000)

Cash flows from financing activities:
  Proceeds from capital stock issued                                            2,000         36,000
  Retirement of capital stock                                                       0              0
  Proceeds from short term borrowings                                       2,500,000              0
  Interest paid on convertible subordinated debentures                     (2,561,000)             0
  Cash dividends paid                                                      (2,141,000)    (2,141,000)
  Foreign currency translation adjustment                                   1,570,000         89,000
                                                                         -------------  -------------

Net cash used by financing activities                                        (630,000)    (2,016,000)
                                                                         -------------  -------------

Net increase (decrease) in cash and equivalents                            (2,555,000)    (2,543,000)
Cash and cash equivalents at the beginning of the period                    6,944,000     10,106,000
                                                                         -------------  -------------
Cash and cash equivalents at the end of the period                         $4,389,000     $7,563,000
                                                                         -------------  -------------
                                                                         -------------  -------------


See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:   BASIS OF PRESENTATION

     The accompanying consolidated financial information is condensed from that which would appear in the annual financial statements and should be read in conjunction with the January 31, 1995 consolidated financial statements included in The MacNeal-Schwendler Corporation's Annual Report on Form 10-K for the year ended January 31, 1995.

     Supplemental cash flow information for taxes paid during the three months ended April 30, 1995 and 1994 were $55,000 and $177,000, respectively. Additionally, the Company paid interest of $2,561,000 on its Convertible Subordinated Debentures due 2004 during the three months ended April 30, 1995.

All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. Operating results for the three month period ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996.

     Certain reclassifications have been made to the financial information for the three months ended April 30, 1994 in order to conform to the April 30, 1995 presentation.

NOTE 2:   CAPITALIZED SOFTWARE

     The components of net capitalized software costs include:


                                           Three Months Ended April 30,
                                           ----------------------------
                                                1995           1994
                                                ----           ----
Software costs capitalized                  $(2,617,000)   $(1,313,000)

Amortization of capitalized software          2,058,000        913,000
                                             -----------    -----------
Net capitalized software costs                $(559,000)     $(400,000)
                                             -----------    -----------
                                             -----------    -----------

Amortization of capitalized software is included in Cost of Revenue.

NOTE 3:   ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:


                                         April 30,     January 31,
                                           1995           1995
                                           ----           ----
Compensation and related expenses       $3,143,000     $3,375,000
Contribution to profit sharing plan        654,000      2,333,000
Commissions payable                      2,314,000      2,500,000
Retirement benefits                      1,389,000      1,338,000
Royalties payable                        1,016,000      2,641,000
Debenture interest payable                 571,000      1,967,000
Other                                    4,420,000      5,286,000
                                       -----------    -----------
                                       $13,507,000    $19,440,000
                                       -----------    -----------
                                       -----------    -----------

                       THE MACNEAL-SCHWENDLER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED APRIL 30, 1995

     The Company's revenue for the first quarter ended April 30, 1995 increased 55% to $30,635,000 compared to $19,755,000 in the same period last year. The growth in revenue is a combination of three major factors: the addition of MSC/PATRAN and MSC/MVISION as a result of the acquisition of PDA Engineering, growth in MSC/NASTRAN, and the introduction of the Company's new PC based solver, MSC/NASTRAN for Windows. Revenue from MSC/PATRAN and MSC/MVISION was $7,866,000, MSC/NASTRAN revenue increased $1,432,000 compared to the first quarter of the prior year, and MSC/NASTRAN for Windows generated revenue of $634,000. North America revenue of $13,097,000 accounted for 43% of total first quarter revenue and international revenue accounted for $17,538,000, or 57% of total revenue.

       Cost of revenue increased $2,791,000, or 315%, as a result of increased amortization of capitalized software costs, increased royalty expenses associated with MSC/PATRAN and MSC/MVISION, and production costs associated with the preparation for releases of new versions of several of the Company's
products.   Research and development costs increased $727,000, or 15%, due to additional development staff added as a result of the acquisition of PDA. Selling, general and administrative costs increased $5,093,000 due to increased staff as a result of the PDA acquisition, especially in North America and Europe, increased meeting, travel and relocation costs associated with organizing the combined sales force following the PDA acquisition. As a result of the foregoing, operating expenses for the first three months increased 57% to $24,985,000.

     The Company's resulting income from operations for the quarter ended April 30, 1995 was $5,650,000, representing a 46% increase over $3,877,000 during the first quarter last year.

     Nonoperating income and expense increased primarily due to interest expense incurred during the current quarter related to the debentures issued in connection with the acquisition of PDA.

     Net income was $3,054,000 compared to $2,705,000 in the prior year. Earnings per share for the three months ended April 30, 1995 were $0.23 compared to $0.20 for the three months ended April 30, 1994.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's working capital base was $17.0 million as of April 30, 1995. Cash flows from operations were $3.0 million during the first quarter of fiscal 1996, $1.0 million higher than the first quarter of fiscal 1995 primarily due to increases in non-cash expenses, principally amortization of capitalized software, goodwill, and other intangibles. Cash used by investing activities increased by $2.4 million primarily due to increased investment in capital equipment and capitalization of software costs. Cash flows from financing activities improved by $1.4 million due to proceeds from borrowings against the Company's bank line of credit, offset against the payment of interest on the convertible subordinated debentures, and a favorable fluctuation in foreign currency translation. The Company believes that its working capital and internally generated funds and borrowings under its line of credit are sufficient to meet its working capital and capital expenditure requirements over the next twelve months.

A dividend payment of $0.16 per share is payable on June 7, 1995 to shareholders of record on May 17, 1995.

                       THE MACNEAL-SCHWENDLER CORPORATION
                           PART II:  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

               Exhibit 27 - Financial Data Schedule





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        THE MACNEAL-SCHWENDLER CORPORATION
                        ----------------------------------
                                   (Registrant)





Date:   June 13, 1995
       --------------


                                /s/ Louis A. Greco
                                ----------------------------------------------
                                Louis A. Greco, Chief Financial Officer

                                (Mr. Greco is the  Principal Financial
                                and Accounting Officer and has been
                                duly authorized to sign on behalf of
                                the registrant.)