Form 10-Q
period 1995-07-31
MACNEAL SCHWENDLER CORP
filed 1995-09-13
CIK 717238

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                          Commission file number 1-8722



                       THE MACNEAL-SCHWENDLER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                          95-2239450
-------------------------------                   -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



              815 COLORADO BOULEVARD, LOS ANGELES, CALIFORNIA 90041
              -----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number                             (213) 258-9111
                                                  -----------------------------


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


The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,391,082 shares at September 8, 1995.

                       THE MACNEAL-SCHWENDLER CORPORATION
                                      INDEX




                                                                        PAGE NO.


Part I.       Financial Information

Item 1.       Financial Statements (unaudited)

        Consolidated Balance Sheets (Unaudited) - July 31, 1995
              and January 31, 1995 . . . . . . . . . . . . . . . . . . . . . .3

        Consolidated Statements of Income (Unaudited)
              Three and Six Months Ended July 31, 1995 and 1994. . . . . . . .4

        Consolidated Statements of Cash Flows (Unaudited)
              Six Months Ended July 31, 1995 and 1994. . . . . . . . . . . . .5

        Notes to Consolidated Financial Statements
              (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 2.

        Management's Discussion and Analysis of Results of Operations
              and Financial Condition. . . . . . . . . . . . . . . . . . . . .8



Part II.     Other Information

        Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .10

                       THE MACNEAL-SCHWENDLER CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                          JULY 31,                 JANUARY 31,
                                                            1995                      1995
                                                       ---------------          ---------------
ASSETS                                                   (UNAUDITED)

Current assets:
   Cash and cash equivalents                                $4,236,000               $6,944,000
   Short-term investments                                    7,038,000                7,075,000
   Trade accounts receivable, net                           30,774,000               33,822,000
   Other current assets                                     11,359,000               10,557,000
                                                       ---------------          ---------------

      Total current assets                                  53,407,000               58,398,000

Property and equipment, net                                 11,649,000               10,272,000
Capitalized software costs, net                             28,019,000               26,694,000
Goodwill and other intangibles, net                         18,865,000               19,451,000
Other assets                                                 4,361,000                3,936,000
                                                       ---------------          ---------------

                                                          $116,301,000             $118,751,000
                                                       ---------------          ---------------
                                                       ---------------          ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $1,663,000               $2,679,000
   Note payable                                              2,500,000                        0
   Accrued liabilities                                      15,530,000               19,440,000
   Merger related costs                                      3,442,000                5,817,000
   Deferred income                                          12,095,000               12,913,000
   Dividends payable                                         2,142,000                2,141,000
   Income taxes payable                                        888,000                        0
                                                       ---------------          ---------------

      Total current liabilities                             38,260,000               42,990,000

Deferred income taxes                                        7,023,000                6,810,000
Convertible Subordinated Debentures                         56,576,000               56,576,000

Commitments

Shareholders' equity:
   Preferred stock, $0.01 par value, 10,000,000
   shares authorized; no shares outstanding
   at July 31, 1995 or January 31, 1995                              -                        -
   Common stock, $0.01 par value,
   100,000,000 shares authorized;
   13,387,000 and 13,380,000
   issued and outstanding at July 31,
   1995 and January 31, 1995, respectively                  29,431,000               29,366,000
   Retained deficit                                        (14,326,000)             (16,580,000)
   Accumulated translation adjustment                         (663,000)                (411,000)
                                                       ---------------          ---------------

      Total shareholders' equity                            14,442,000               12,375,000
                                                       ---------------          ---------------

                                                          $116,301,000             $118,751,000
                                                       ---------------          ---------------
                                                       ---------------          ---------------


See accompanying notes.                 3

                       THE MACMEAL-SCHWENDLER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                            THREE MONTHS ENDED JULY 31               SIX MONTHS ENDED JULY 31
                                        -----------------------------------     -----------------------------------
                                              1995                1994                1995                1994
                                        ---------------     ---------------     ---------------     ---------------

Revenue
   Solver                                   $17,883,000         $17,283,000         $36,770,000         $33,667,000
   Modeling                                  11,515,000           1,872,000          20,950,000           4,163,000
   Other                                      2,647,000           1,947,000           4,815,000           2,946,000
                                        ---------------     ---------------     ---------------     ---------------
      Total revenue                          32,045,000          21,102,000          62,535,000          40,776,000

Operating Expense

   Cost of revenue                            4,459,000           2,241,000           8,546,000           3,538,000
   Goodwill amortization                        463,000                   0             959,000                   0
   Research and development                   5,782,000           4,825,000          11,455,000           9,770,000
   Selling, general and administrative       15,482,000           9,866,000          30,128,000          19,458,000
                                        ---------------     ---------------     ---------------     ---------------
      Total operating expense                26,186,000          16,932,000          51,088,000          32,766,000

Operating income                              5,859,000           4,170,000          11,447,000           8,010,000

Other income                                    589,000             156,000             651,000             286,000

Interest expense                             (1,117,000)                  0          (2,236,000)                  0
                                        ---------------     ---------------     ---------------     ---------------

Income before income taxes                    5,331,000           4,326,000           9,862,000           8,296,000

Provision for income taxes                    1,786,000           1,394,000           3,325,000           2,696,000
                                        ---------------     ---------------     ---------------     ---------------

   Net income                                $3,545,000          $2,932,000          $6,537,000          $5,600,000
                                        ---------------     ---------------     ---------------     ---------------
                                        ---------------     ---------------     ---------------     ---------------

   Primary earnings per share                     $0.26               $0.22               $0.49               $0.42
                                        ---------------     ---------------     ---------------     ---------------
                                        ---------------     ---------------     ---------------     ---------------

   Fully Diluted earnings per share               $0.25               $0.22               $0.47               $0.42
                                        ---------------     ---------------     ---------------     ---------------
                                        ---------------     ---------------     ---------------     ---------------


   Weighted average number of
      common shares outstanding              13,402,000          13,396,000          13,400,000          13,396,000
                                        ---------------     ---------------     ---------------     ---------------
                                        ---------------     ---------------     ---------------     ---------------

Cash dividends declared                           $0.16               $0.16               $0.32               $0.32
                                        ---------------     ---------------     ---------------     ---------------
                                        ---------------     ---------------     ---------------     ---------------


See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                                July 31
                                                                            1995               1994
                                                                     -------------       --------------
Cash flows from operating activities:

   Net income                                                           $6,537,000           $5,600,000

   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                  2,703,000            2,523,000
          Amortization of capitalized software                           4,179,000            2,562,000
          Amortization of goodwill and other intangibles                 1,117,000                    0
          Deferred income taxes                                            214,000              263,000
          Loss (gain) on disposal of property and equipment                (10,000)              48,000

   Changes in assets and liabilities:
          Accounts receivable, net                                       3,048,000           (6,351,000)
          Other current assets                                            (803,000)            (589,000)
          Accounts payable                                              (1,016,000)            (123,000)
          Accrued liabilities                                           (1,399,000)            (927,000)
          Merger related costs                                          (2,375,000)             (58,000)
          Deferred income                                                 (818,000)             212,000
          Income taxes payable                                             888,000              629,000
                                                                     -------------       --------------

Net cash provided by operating activities                               12,265,000            3,789,000

Cash flows from investing activities:
     Acquisition of property and equipment                              (4,071,000)          (2,347,000)
     Purchase of software                                                 (432,000)            (112,000)
     Capitalized software costs                                         (5,072,000)          (3,362,000)
     Decrease (increase) in short-term investments                          37,000            1,007,000
     Decrease (increase) in other assets                                  (956,000)            (136,000)
                                                                     -------------       --------------

Net cash used in investing activities                                  (10,494,000)          (4,950,000)

Cash flows from financing activities:
     Proceeds from capital stock issued                                     65,000               36,000
     Proceeds from short term borrowings                                 2,500,000                    0
     Interest paid on convertible subordinated debentures               (2,511,000)                   0
     Cash dividends paid                                                (4,281,000)          (4,281,000)
     Foreign currency translation adjustment                              (252,000)             242,000
                                                                     -------------       --------------

Net cash used by financing activities                                   (4,479,000)          (4,003,000)
                                                                     -------------       --------------

Net decrease in cash and equivalents                                    (2,708,000)          (5,164,000)
Cash and cash equivalents at the beginning of the period                 6,944,000           10,106,000
                                                                     -------------       --------------
Cash and cash equivalents at the end of the period                      $4,236,000           $4,942,000
                                                                     -------------       --------------
                                                                     -------------       --------------

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

     Supplemental cash flow information for taxes paid during the six months ended July 31, 1995 and 1994 were $1,094,000 and $1,327,000, respectively.
Additionally, the Company paid interest of $2,511,000 on its Convertible Subordinated Debentures due 2004 during the six months ended July 31, 1995.

     Fully diluted earnings per share was $0.25 and $0.47 for the three and six months ended July 31, 1995, respectively. Weighted average shares outstanding used in the calculation of fully diluted earnings per share were 17,136,000 and 17,134,000, respectively.

     All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. Operating results for the three and six month periods ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996.

     Certain reclassifications have been made to the financial information for the three and six months ended July 31, 1994 in order to conform to the July 31, 1995 presentation.

NOTE 2:   CAPITALIZED SOFTWARE

     The components of net capitalized software costs include:

                                             Three Months Ended July 31,   Six Months Ended July 31,
                                             ---------------------------   -------------------------
                                                1995           1994           1995           1994
                                                ----           ----           ----           ----
Software costs capitalized                  $(2,455,000)   $(2,049,000)   $(5,072,000)   $(3,362,000)

Amortization of capitalized software          2,121,000      1,649,000      4,179,000      2,562,000
                                             ----------     ----------     ----------     ----------

Net capitalized software costs                $(334,000)     $(400,000)     $(893,000)     $(800,000)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Amortization of capitalized software is included in Cost of Revenue.

NOTE 3:   ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:

                                          July 31,           January 31,
                                           1995                 1995
                                           ----                 ----
Compensation and related expenses       $3,142,000           $3,375,000
Contribution to profit sharing plan      1,301,000            2,333,000
Commissions payable                      1,575,000            2,500,000
Retirement benefits                      1,479,000            1,338,000
Royalties payable                        1,154,000            2,641,000
Debenture interest payable               1,684,000            1,967,000
Other                                    5,195,000            5,286,000
                                       -----------          -----------
                                       $15,530,000          $19,440,000
                                       -----------          -----------
                                       -----------          -----------

                       THE MACNEAL-SCHWENDLER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JULY 31, 1995

     The Company's revenue for the second quarter ended July 31, 1995 increased 52% to $32,045,000 compared to $21,102,000 in the same period last year. The growth in revenue is a combination of two major factors: the addition of MSC/PATRAN and MSC/MVISION as a result of the acquisition of PDA Engineering, and the introduction of the Company's new PC based solver, MSC/NASTRAN for Windows. Revenue from MSC/PATRAN and MSC/MVISION was $10,297,000, and MSC/NASTRAN for Windows generated revenue of $798,000. North America revenue of $14,201,000 accounted for 44% of total first quarter revenue and international revenue accounted for $17,844,000, or 56% of total revenue.

       Cost of revenue increased $2,218,000, or 99%, as a result of increased amortization of capitalized software costs, increased royalty expenses associated with several products including MSC/PATRAN, MSC/MVISION, and MSC/NASTRAN for Windows, and increased shipping and material costs with the
assimilation of PDA and its products into the Company.   Research and
development costs increased $957,000, or 20%, due to additional development staff added as a result of the acquisition of PDA. Selling, general and administrative costs increased $5,616,000 due to increased staff as a result of the PDA acquisition, especially in North America and Europe, increased meeting, travel and relocation costs associated with organizing the combined sales force following the PDA acquisition, and increased commission expenses incurred related to third party agent sales of PDA products internationally. As a result of the foregoing, operating expenses for our second fiscal quarter increased 55% to $26,186,000.

     The Company's resulting income from operations for the quarter ended July 31, 1995 was $5,859,000, representing a 41% increase over $4,170,000 during the second quarter last year.

     Nonoperating income and expense increased primarily due to interest expense incurred during the current quarter related to the debentures issued in connection with the acquisition of PDA.

     Net income was $3,545,000 compared to $2,932,000 in the prior year. Earnings per share for the three months ended July 31, 1995 were $0.26 compared to $0.22 for the three months ended July 31, 1994.


SIX MONTHS ENDED JULY 31, 1995

     Combined revenue for the six months ended July 31, 1995 was $62,535,000, a 53% increase compared with $40,776,000 in the same period last year. The growth in revenue is a combination of three major factors: the addition of MSC/PATRAN and MSC/MVISION as a result of the acquisition of PDA Engineering, growth in MSC/NASTRAN, and the introduction of the Company's new PC based solver, MSC/NASTRAN for Windows. Revenue from MSC/PATRAN and MSC/MVISION was $18,071,000, MSC/NASTRAN revenue increased $959,000 compared to the same period in the prior year, and MSC/NASTRAN for Windows generated revenue of $1,397,000. With the additions of MSC/PATRAN and MSC/MVISION, the Company's modeling software sales grew by more than five-fold during the current period. North America revenue of $27,298,000 accounted for 44% of total revenue and international revenue accounted for $35,237,000, or 56% of total revenue through July 31, 1995.

       Cost of revenue increased $5,008,000, or 142%, as a result of increased amortization of capitalized software costs, increased royalty expenses associated with several products including MSC/PATRAN, MSC/MVISION, MSC/NASTRAN for Windows and MSC/ABAQUS, and increased shipping and material costs with the
assimilation of PDA and its products into the Company.   Research and
development costs increased $1,685,000, or 17%, due to additional development staff added as a result of the acquisition of PDA. Selling, general and administrative costs increased $10,670,000 due to increased staff as a result of the PDA acquisition, especially in North America and Europe, increased meeting, travel and relocation costs associated with organizing the combined sales force following the

PDA acquisition, and increased commission expenses incurred related to third party agent sales of PDA products internationally. As a result of the foregoing, operating expenses for our six months ended July 31, 1995 increased 56% to $51,088,000.

     Income from operations for the six months ended July 31, 1995 was $11,447,000, representing a 43% increase over $8,010,000 during the same period in the prior period.

     Nonoperating income and expense increased primarily due to interest expense incurred during the current quarter related to the debentures issued in connection with the acquisition of PDA.

     The Company's net income was $6,537,000 compared to $5,600,000 in the prior year. Earnings per share for the six months ended July 31, 1995 were $0.49 compared to $0.42 for the six months ended July 31, 1994.


FINANCIAL CONDITION AND LIQUIDITY

     The Company's working capital base was $15.1 million as of July 31, 1995. Cash flows from operations were $12.3 million during the first two quarters of fiscal 1996, $8.5 million higher than in the same period in the prior year primarily due to non-cash expenses representing a larger portion of total expenses, principally amortization of capitalized software, goodwill, and other intangibles. Cash used by investing activities increased by $5.5 million primarily due to increased investment in capital equipment and capitalization of software costs. Cash flows from financing activities decreased by $0.5 million due to the payment of interest on the convertible subordinated debentures, and an unfavorable fluctuation in foreign currency translation, offset by proceeds from borrowings against the Company's bank line of credit. The Company believes that its working capital and internally generated funds and borrowings under its line of credit are sufficient to meet its working capital and capital expenditure requirements over the next twelve months.

An interest payment of $2,227,000 is payable on September 15, 1995 to bondholders of record on September 1, 1995.

A dividend payment of $0.16 per share is payable on September 6, 1995 to shareholders of record on August 18, 1995.

                       THE MACNEAL-SCHWENDLER CORPORATION
                           PART II:  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

None.



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


                                      THE MACNEAL-SCHWENDLER CORPORATION
                                      ----------------------------------
                                                   (Registrant)



Date:      September 13, 1995
          -------------------


                                        /s/ LOUIS A. GRECO
                                       -------------------------------------
                                       Louis A. Greco, Chief Financial Officer

                                       (Mr. Greco is the Principal Financial
                                       and Accounting Officer and has been
                                       duly authorized to sign on behalf of
                                       the registrant.)