Form 10-Q
period 1995-10-31
MACNEAL SCHWENDLER CORP
filed 1995-12-14
CIK 717238

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to ______________

                        Commission file number 1-8722

                      THE MACNEAL-SCHWENDLER CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                  95-2239450
-------------------------------               ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)



            815 Colorado Boulevard, Los Angeles, California 90041
            -----------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number                      (213) 258-9111
                                              ------------------------

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

The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,421,041 shares at December 8, 1995.

                      THE MACNEAL-SCHWENDLER CORPORATION
                                     INDEX

                                                                      PAGE NO.
                                                                      --------
Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets (Unaudited) -
              October 31, 1995 and January 31, 1995......................3

          Consolidated Statements of Income (Unaudited)
              Three and Nine Months Ended October 31, 1995 and 1994......4

          Consolidated Statements of Cash Flows (Unaudited)
              Nine Months Ended October 31, 1995 and 1994................5

          Notes to Consolidated Financial Statements
              (Unaudited)................................................6

Item 2.

          Management's Discussion and Analysis of Results of
              Operations and Financial Condition.........................8


Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K......................10

                      THE MACNEAL-SCHWENDLER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                            OCTOBER 31,            JANUARY 31,
                                                                               1995                   1995
                                                                            -----------            -----------
                                                                            (UNAUDITED)

ASSETS

Current assets:
     Cash and cash equivalents                                               $5,244,000             $6,944,000
     Short-term investments                                                   7,003,000              7,075,000
     Trade accounts receivable, net                                          27,688,000             33,822,000
     Other current assets                                                    10,817,000             10,557,000
                                                                           ------------           ------------
              Total current assets                                           50,752,000             58,398,000

Property and equipment, net                                                  11,588,000             10,272,000
Capitalized software costs, net                                              28,654,000             26,694,000
Goodwill and other intangibles, net                                          18,046,000             19,451,000
Other assets                                                                  4,665,000              3,936,000
                                                                           ------------           ------------
                                                                           $113,705,000           $118,751,000
                                                                           ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $1,581,000             $2,679,000
     Note payable                                                             2,500,000                      0
     Accrued liabilities                                                     13,728,000             19,440,000
     Merger related costs                                                     2,687,000              5,817,000
     Deferred income                                                         11,800,000             12,913,000
     Dividends payable                                                        2,145,000              2,141,000
     Income taxes payable                                                     1,499,000                      0
                                                                           ------------           ------------
              Total current liabilities                                      35,940,000             42,990,000

Deferred income taxes                                                         7,023,000              6,810,000
Convertible Subordinated Debentures                                          56,576,000             56,576,000

Commitments

Shareholders' equity:
     Preferred stock, $0.01 par value, 10,000,000
     shares authorized; no shares outstanding
     at October 31, 1995 or January 31, 1995                                         --                     --
     Common stock, $0.01 par value,
     100,000,000 shares authorized;
     13,407,000 and 13,380,000 issued and
     outstanding at October 31, 1995 and
     January 31, 1995, respectively                                          29,667,000             29,366,000
     Retained deficit                                                       (12,994,000)           (16,580,000)
     Accumulated translation adjustment                                      (2,507,000)              (411,000)
                                                                           ------------           ------------
              Total shareholders' equity                                     14,166,000             12,375,000
                                                                           ------------           ------------
                                                                           $113,705,000           $118,751,000
                                                                           ============           ============


See accompanying notes.

                      THE MACNEAL-SCHWENDLER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   OCTOBER 31,                   OCTOBER 31,
                                            -------------------------     -------------------------
                                               1995          1994            1995          1994
                                            -----------   -----------     -----------   -----------
Revenue
  Solver                                    $17,867,000   $16,776,000     $54,638,000   $50,441,000
  Modeling                                   12,548,000     8,681,000      33,498,000    12,844,000
  Other                                       1,593,000     2,198,000       6,408,000     5,140,000
                                            -----------   -----------     -----------   -----------
    Total revenue                            32,008,000    27,655,000      94,544,000    68,425,000

Operating expenses:

  Cost of revenue                             4,629,000     3,132,000      13,175,000     6,670,000
  Goodwill amortization                         447,000       331,000       1,406,000       331,000
  Research and development                    5,166,000     6,016,000      16,621,000    15,786,000
  Selling, general and administrative        15,530,000    15,567,000      45,712,000    34,982,000
  In-process research & development                  --    35,000,000              --    35,000,000
  Merger related costs                               --     8,962,000              --     8,962,000
                                            -----------  ------------     -----------  ------------
    Total operating expense                  25,772,000    69,008,000      76,914,000   101,731,000

Operating income (loss)                       6,236,000   (41,353,000)     17,630,000   (33,306,000)

Other income (expense), net                     (93,000)      177,000          558,000      463,000

Interest expense                             (1,114,000)     (853,000)     (3,350,000)     (853,000)
                                            -----------  ------------     -----------  ------------
Income (loss) before income taxes             5,029,000   (42,029,000)     14,838,000   (33,696,000)

Provision for income taxes                    1,498,000       302,000       4,823,000     2,998,000
                                            -----------  ------------     -----------  ------------
  Net income (loss)                          $3,531,000  ($42,331,000)    $10,015,000  ($36,694,000)
                                            ===========  ============     ===========  ============
  Primary earnings (loss) per share               $0.26        ($3.16)          $0.74        ($2.74)
                                            ===========  ============     ===========  ============
  Fully Diluted earnings (loss) per share         $0.24        ($3.16)          $0.71        ($2.74)
                                            ===========  ============     ===========  ============
  Weighted average number of
    common shares outstanding                13,476,000    13,390,000      13,464,000    13,390,000
                                            ===========  ============     ===========  ============
Cash dividends declared                           $0.16         $0.16           $0.48         $0.48
                                            ===========  ============     ===========  ============


See accompanying notes.

                      THE MACNEAL-SCHWENDLER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                                OCTOBER 31
                                                                                       -----------------------------
                                                                                          1995              1994
                                                                                       -----------      ------------
Cash flows from operating activities:

   Net income (loss)                                                                   $10,015,000      ($36,694,000)

   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Charge for purchased research and development                                         --        35,000,000
          Depreciation and amortization                                                  4,222,000         5,442,000
          Amortization of capitalized software                                           6,546,000         4,772,000
          Amortization of goodwill and other intangibles                                 1,476,000           331,000
          Amortization of organization costs                                               234,000                 0
          Deferred income taxes                                                            213,000        (6,381,000)
          Loss (gain) on disposal of property and equipment                                (20,000)           48,000

   Increase (decrease) from changes in:
         Accounts receivable, net                                                        6,134,000        (3,973,000)
         Other current assets                                                             (260,000)        4,564,000
         Accounts payable                                                               (1,098,000)       (1,210,000)
         Accrued liabilities                                                            (5,712,000)       (4,887,000)
         Merger related costs                                                           (3,130,000)       11,247,000
         Deferred income                                                                (1,113,000)         (931,000)
         Income taxes payable                                                            1,499,000           650,000
                                                                                       -----------      ------------
Net cash provided by operating activities                                               19,006,000         7,978,000

Cash flows from investing activities:
   Acquisition of property and equipment                                                (5,586,000)       (1,902,000)
   Purchase of PDA Engineering, net of cash acquired                                            --        (2,152,000)
   Purchase of software                                                                   (667,000)                0
   Capitalized software costs                                                           (7,839,000)       (6,372,000)
   Decrease (increase) in short-term investments                                            72,000         7,355,000
   Decrease (increase) in other assets                                                    (964,000)          648,000
                                                                                       -----------      ------------
Net cash used in investing activities                                                  (14,984,000)       (2,423,000)

Cash flows from financing activities:
   Payments of long-term debt                                                                    0            (9,000)
   Proceeds from capital stock issued                                                      301,000            36,000
   Proceeds from short term borrowings                                                   2,500,000                 0
   Cash dividends paid                                                                  (6,427,000)       (6,422,000)
   Foreign currency translation adjustment                                              (2,096,000)          194,000
                                                                                       -----------      ------------
Net cash used by financing activities                                                   (5,722,000)       (6,201,000)
                                                                                       -----------      ------------
Net decrease in cash and equivalents                                                    (1,700,000)         (646,000)
Cash and cash equivalents at the beginning of the period                                 6,944,000        10,106,000
                                                                                       -----------      ------------
Cash and cash equivalents at the end of the period                                      $5,244,000        $9,460,000
                                                                                       ===========      ============


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

     Supplemental cash flow information for taxes paid during the nine months ended October 31, 1995 and 1994 were $1,143,000 and $1,741,000, respectively. Additionally, the Company paid interest of $4,737,000 on its Convertible Subordinated Debentures due 2004 during the nine months ended October 31, 1995.

     Fully diluted earnings per share were $0.24 and $0.71 for the three and nine months ended October 31, 1995, respectively. Fully diluted earnings per share is calculated by dividing earnings before debenture interest by the weighted average number of shares of Common Stock outstanding during the period, adjusted for the pro forma effects of stock option exercises and debenture conversions. Weighted average shares outstanding used in the calculation of fully diluted earnings per share were 17,210,000 and 17,198,000, respectively.

     All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. Operating results for the three and nine month periods ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996.

     Certain reclassifications have been made to the financial information for the three and nine months ended October 31, 1994 in order to conform to the October 31, 1995 presentation.

NOTE 2:   CAPITALIZED SOFTWARE

     The components of net capitalized software costs include:

                                          THREE MONTHS ENDED OCTOBER 31,    NINE MONTHS ENDED OCTOBER 31,
                                          ------------------------------    -----------------------------
                                               1995            1994              1995            1994
                                           -----------     -----------       -----------     -----------
Software costs capitalized                 $(2,767,000)    $(3,010,000)      $(7,839,000)    $(6,372,000)

Amortization of capitalized software         2,367,000       2,210,000         6,546,000       4,772,000
                                           -----------     -----------       -----------     -----------
Net capitalized software costs               $(400,000)      $(800,000)      $(1,293,000)    $(1,600,000)
                                           ===========     ===========       ===========     ===========

Amortization of capitalized software is included in Cost of Revenue.

NOTE 3:   ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:

                                         OCTOBER 31,      JANUARY 31,
                                            1995             1995
                                         -----------      -----------
Compensation and related expenses         $4,417,000       $3,375,000
Contribution to profit sharing plan        1,996,000        2,333,000
Commissions payable                        1,883,000        2,500,000
Retirement benefits                        1,590,000        1,338,000
Royalties payable                          1,098,000        2,641,000
Debenture interest payable                   571,000        1,967,000
Other                                      2,173,000        5,286,000
                                         -----------      -----------
                                         $13,728,000      $19,440,000
                                         ===========      ===========

                      THE MACNEAL-SCHWENDLER CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED OCTOBER 31, 1995

     The Company's revenues for the third quarter ended October 31, 1995 increased 16% to $32,008,000 compared to $27,655,000 in the same period last year. The growth in revenue is a combination of two major factors: the growth of modeling software revenues, principally MSC/PATRAN, and the introduction of the Company's new PC based solver, MSC/NASTRAN for Windows. Revenues from MSC/PATRAN were $10,942,000, while MSC/NASTRAN for Windows generated revenues of $1,271,000. Quarterly revenue comparisons are slightly skewed by the acquisition of PDA Engineering during the third quarter of the prior year. North America revenues of $13,767,000 accounted for 43% of total third quarter revenues, and international revenues accounted for $18,241,000, or 57% of total revenues.

     Cost of revenue increased $1,497,000, or 48%, as a result of increased amortization of capitalized software costs, increased royalty expenses associated with several products including MSC/PATRAN, MSC/MVISION, and MSC/NASTRAN for Windows, and increased shipping and material costs with the assimilation of PDA and its products into the Company. Research and development costs decreased $850,000, or 14%, due primarily to the restructuring of the MSC/ARIES development group, which occurred this quarter, and normal attrition. Selling, general and administrative costs were comparable to the prior period. Total expenses for our third fiscal quarter compare favorably to the prior year period as a result of various one-time charges associated with the acquisition of PDA Engineering, including an in-process research and development charge of $35,000,000, and merger related charges of $8,962,000. Excluding the effects from one-time charges in the prior year period, operating expenses increased 13% to $25,772,000.

     The Company's resulting income from operations for the quarter ended October 31, 1995 was $6,236,000, representing a 30% increase over income from continuing operations of $4,785,000 during the third quarter last year.

     Nonoperating income and expense increased primarily due to interest expenses incurred during the current quarter related to the debentures issued in connection with the acquisition of PDA Engineering during the third quarter of the prior year.

     Net income was $3,531,000 compared to a net loss of $42,331,000 in the prior year. Earnings per share for the three months ended October 31, 1995 were $0.26 compared to a net loss per share of $3.16 for the three months ended October 31, 1994. Excluding one-time charges, net income was $3,531,000 compared to $2,774,000 in the prior year, and earnings per share were $0.26 and $0.21, respectively.

NINE MONTHS ENDED OCTOBER 31, 1995

     Combined revenues for the nine months ended October 31, 1995 were $94,544,000, a 38% increase compared with $68,425,000 in the same period last year. The growth in revenues is a combination of two major factors: the addition of MSC/PATRAN and MSC/MVISION as a result of the acquisition of PDA Engineering, and the introduction of the Company's new PC based solver, MSC/NASTRAN for Windows. Revenues from MSC/PATRAN and MSC/MVISION were $29,520,000, while MSC/NASTRAN for Windows generated revenues of $2,673,000. With the additions of MSC/PATRAN and MSC/MVISION, the Company's modeling software sales nearly tripled during the current period. North America revenues of $41,065,000 accounted for 43% of total revenues, and international revenues accounted for $53,479,000, or 57% of total revenues through October 31, 1995.

     Cost of revenue increased $6,505,000, or 98%, as a result of increased amortization of capitalized software costs, increased royalty expenses associated with several products including MSC/PATRAN,

MSC/MVISION, MSC/NASTRAN for Windows and MSC/ABAQUS, and increased shipping and material costs with the assimilation of PDA and its products into the Company. Research and development costs increased $835,000, or 5%, due to additional development staff added as a result of the acquisition of PDA. Selling, general and administrative costs increased $12,906,000 due to increased staff as a result of the PDA acquisition, primarily in North America and Europe, increased meeting, travel and relocation costs associated with organizing the combined sales force following the PDA acquisition, and increased commission expenses incurred related to third party agent sales of PDA products internationally. Operating expenses in the prior year were negatively affected by one-time charges associated with the acquisition of PDA Engineering, including a charge to in-process research and development of $35,000,000, and merger related charges of $8,962,000. Excluding the effects from one-time charges in the prior year, total operating expenses for the nine months ended October 31, 1995 increased 38% to $76,914,000.

     The Company's resulting income from operations for the nine months ended October 31, 1995 was $17,630,000, representing a 37% increase over income from continuing operations of $12,832,000 during the same period last year.

     Nonoperating income and expense increased primarily due to interest expenses incurred during the current quarter related to the debentures issued in connection with the acquisition of PDA.

     The Company's net income was $10,015,000 compared to a net loss of $36,694,000 in the prior year. Earnings per share for the nine months ended October 31, 1995 were $0.74 compared to a net loss per share of $2.74 for the nine months ended October 31, 1994. Excluding one-time charges, net income was $10,015,000 compared to $8,411,000 in the prior year, and earnings per share were $0.74 and $0.63, respectively.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's working capital base was $14.8 million as of October 31, 1995. Cash flows from operations were $19.0 million during the first three quarters of fiscal 1996, $11.0 million higher than in the same period in the prior year, primarily due to increases in non-cash expenses, principally amortization of capitalized software, goodwill, and other intangibles, and the reduction of outstanding trade receivables. Cash used in investing activities increased by $12.6 million primarily due to increased investment in capital equipment, increased capitalization of software costs, and the liquidation of marketable securities in the prior year period as a result of the acquisition and absorption of PDA Engineering. Cash used by financing activities decreased by $0.5 million due to proceeds from borrowings against the Company's bank line of credit, offset by a negative fluctuation in foreign currency translation. The Company believes that its working capital and internally generated funds and borrowings under its line of credit are sufficient to meet its working capital and capital expenditure requirements over the next twelve months.

A dividend payment of $0.16 per share is payable on December 6, 1995 to shareholders of record on November 17, 1995.

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

                                       THE MACNEAL-SCHWENDLER CORPORATION
                                       ----------------------------------
                                                  (Registrant)


Date:   December 14, 1995
        -----------------

                                        /s/ Louis A. Greco
                                       ---------------------------------------
                                       Louis A. Greco, Chief Financial Officer

                                       (Mr. Greco is the Principal Financial
                                       and Accounting Officer and has been
                                       duly authorized to sign on behalf of the registrant.)