Form 10-K405
period 1996-01-31
MACNEAL SCHWENDLER CORP
filed 1996-04-29
CIK 717238

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1996
                         COMMISSION FILE NUMBER 1-8722
                       THE MACNEAL-SCHWENDLER CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                               95-2239450
         (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

             815 COLORADO BOULEVARD,                          90041
             LOS ANGELES, CALIFORNIA                        (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (213) 258-9111
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                     ON WHICH REGISTERED
- --------------------------------------------------------------------------------
      Common Stock par value $.01 per share          American Stock Exchange
         7 7/8% Convertible Subordinated
          Debentures due August 18, 2004             American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes _X_      No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As  of  April  23,  1996  the  approximate  aggregate  market  value  of The
MacNeal-Schwendler  Corporation's  voting  stock   held  by  nonaffiliates   was
$183,281,000.

    As of April 23, 1996 there were outstanding 13,451,806 shares of Common Stock of The MacNeal-Schwendler Corporation.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Proxy Statement of The MacNeal-Schwendler Corporation for the Annual Meeting of Shareholders to be held on June 12, 1996 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
Business...................................................................................................           1

Properties.................................................................................................           7

Legal Proceedings..........................................................................................           7

Submission of Matters to a Vote of Security Holders........................................................           7

Market for Registrant's Common Equity and Related Stockholder Matters......................................           8

Selected Financial Data....................................................................................           8

Management's Discussion and Analysis of Financial Condition and Results of Operations......................           8

Financial Statements and Supplementary Data................................................................          14

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......................          28

Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain
 Beneficial Owners and Management, and Certain Relationships and Related Transactions......................          28

Exhibits, Financial Statement Schedules and Reports on Form 8-K............................................          28

                                     PART I

ITEM 1.  BUSINESS.

    The MacNeal-Schwendler Corporation ("MSC" or the "Company") was incorporated in Delaware in 1994 for the purpose of effectuating a reincorporation of The MacNeal-Schwendler Corporation, a California Corporation (the "Predecessor Company"), in Delaware. The Predecessor Company was originally incorporated in California in 1963. Unless the context indicates otherwise, reference to MSC or the Company include the Predecessor Company. Since its inception, the Company has been engaged in computer-aided engineering ("CAE"), including the development and marketing of applications software for use principally by engineers and designers in industry, research laboratories and universities. The Company's principal software products are MSC/NASTRAN and MSC/PATRAN. Each such product has been adapted over the years so that it is compatible with many of the platforms currently used by engineers.

    In the current computer-aided manufacturing environment, designs are subjected to engineering analysis before manufacturing has begun. MSC/NASTRAN is a basic CAE analytical tool. MSC/PATRAN is an interactive CAE environment that facilitates the use of geometric data from popular computer-aided design ("CAD") systems such as CATIA, Pro/ENGINEER, and EDS/Unigraphics in a variety of commercial analysis programs including MSC/NASTRAN. The availability of CAE analysis helps to reduce product cost and increase reliability. Because CAE can be used to analyze a design prior to its physical manufacture, CAE replaces time-consuming and costly manual analyses and physical testing and permits substantial increases in the number of design trade-offs and design cycles. The Company's CAE tools are used by engineers worldwide in several diverse CAD/computer-aided manufacturing ("CAM") disciplines, including civil engineering, automobile design and manufacture, and aerospace.

    MSC/NASTRAN, is a descendant of NASTRAN-Registered Trademark-, a computer program owned by the United States Government and leased to others. Since NASTRAN was first released in 1970, its contents and MSC/ NASTRAN have rapidly diverged and the current capabilities and scope of MSC/NASTRAN are substantially greater than those of NASTRAN. MSC commenced offering its proprietary version as a commercial product in 1971. Pursuant to a 1982 agreement with the National Aeronautics and Space Administration, MSC acquired the perpetual rights to use commercially those elements of NASTRAN which are embodied in MSC/NASTRAN. See "Intellectual Property Rights" below.

    MSC offers the following CAE products in addition to MSC/NASTRAN and MSC/PATRAN:

      MSC/ARIES -- a geometric modeling and automatic meshing tool for use by design engineers in the early development stages of a mechanical product or component.

      MicroWaveLab   --   an  electromagnetic   analysis  sytem   for  microwave
      applications, including antenna and waveguide design.

      MSC/EMAS -- a comprehensive electromagnetic analysis system used in the design of modern electronic devices.

      MSC/DYTRAN -- a tool used to solve highly nonlinear, transient dynamic problems, including those involving high speed impact, and fluid-structure interaction problems.

      MSC/NASTRAN for Windows -- an integrated finite element modeling and analysis system for Windows 3.1, WindowsNT, and Windows95.

      MSC/MVISION -- a materials software system for test, design and analysis engineers.

    In addition, the Company develops educational tools designed to train users of MSC/NASTRAN, MSC/ PATRAN and its other products. Training seminars are conducted in local languages on a frequent basis at the MSC Institute of Technology in Costa Mesa, California, at the Company's Los Angeles headquarters, at MSC's offices worldwide, and at actual client installations.

    The following is a detailed discussion of each of the Company's major CAE products:

MSC/NASTRAN

    MSC/NASTRAN is based upon the "finite element method" (FEM) of analysis. With FEM, complex structures are divided into small elements which form a finite element model. The model is then subjected to computer analysis. MSC/NASTRAN is used to analyze structures in order to determine, among other things, their strength, safety and performance characteristics. For example, in the aerospace industry MSC/ NASTRAN is employed to determine the stress distribution in major parts of aircraft, such as engines, wings, fuselage and tail. The computer analysis can be applied, with reduced usage of prototypes and other testing, to improve the design of aircraft by suggesting the removal of material where stresses are low and the addition of material where stresses are high. With this knowledge, aircraft can be made both stronger and lighter. The same principles can and have been applied to improve the design of jets, rockets, engines, automobiles, trucks, tires, ships, farm equipment, heavy industrial equipment, nuclear containment vessels, helicopters, spacecraft and other products and structures.

    Additional types of structural analysis are also provided by MSC/NASTRAN, including analyses of vibration characteristics, dynamic response, transient heat transfer, elastic stability and aeroelastic response, including flutter. The sequence of calculations required for each such analysis is prearranged. The user need only provide a physical description of the problem and the desired output.

    Because MSC/NASTRAN has been designed in a modular way, new features can be added and obsolete features replaced without disrupting the other modules of the system. As a result, major changes in computer hardware have been systematically accommodated. For example, the program has been adapted to minicomputers and microcomputers, including Windows based personal computers. The Company believes that the continued development and maintenance of MSC/NASTRAN, together with the modular design features of the program, have prevented, and will continue to prevent, its obsolescence, although no assurance can be given that future changes in hardware or breakthroughs in software design will not result in the obsolescence of the program.

    MSC/NASTRAN is currently operational on a wide variety of computer operating system/hardware platform combinations, including those manufactured and distributed by International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("DEC"), Hewlett-Packard Corporation ("HP"), Hitachi Data Systems, Nippon Electric Corporation ("NEC"), Silicon Graphics Inc. ("SGI"), Fujitsu Ltd., Siemens GmbH, Sun Microsystems Inc. ("SUN"), and Cray Research Inc.

MSC/PATRAN

    MSC/PATRAN provides finite element modeling, analysis data integration, analysis simulation, and results evaluation capabilities required for analysts to simulate product performance early in the design-for-manufacture process. With MSC/PATRAN an engineer is able to visualize the design, interface with other CAD programs, perform pre-processing to prepare the computer model for engineering analysis with MSC/ NASTRAN, perform post processing of the results of the analysis from MSC/NASTRAN to assist in interpretation and visualization of the results, as well as integration of analysis data with testing software packages. All of the functions of the software can be integrated, automated and tailored to the user's specific requirements using a powerful programming command language.

    The MSC/PATRAN system can be described as software that provides three fundamental functions:

      MSC/PATRAN CORE SOFTWARE -- The core of the MSC/PATRAN software enables the engineer to visualize the design, preprocess the design into a computer model for engineering analysis, and postprocess the analysis into a graphical representation of the results. The software interfaces with many popular CAD programs and many analysis packages such as MSC/NASTRAN.

      APPLICATION MODULES -- Through a series of modules that can be added to the core software, engineers can perform analysis on stress, thermal, mechanisms and dynamics, fluid flow, solid modeling, and fatigue. Certain of these application modules have been developed by third parties and are marketed under joint development or marketing agreements.

      INTERFACES -- MSC/PATRAN uses a series of interfaces that allow it to interact with programs developed by other companies in the CAD/CAM/CAE industry. These interfaces either involve direct links into other software or translate data to and from other software so that it can be processed within MSC/PATRAN.

    Currently, the Company focuses its development activities on hardware platforms from DEC, HP, SUN, SGI, and IBM.

MSC/ARIES

    MSC/ARIES, which is based on solid geometric modeling, is a graphical and user friendly pre and postprocessing environment for MSC/NASTRAN, MSC/EMAS, and other major analysis codes.

    Comprised of several modules, MSC/ARIES allows engineers to create a solid model, derive engineering information such as mass and section properties, manage the material attributes of the solid model, apply loads and boundary conditions directly to the solid, and to generate either an automatic or mapped finite element mesh on the solid, resulting in a finite element model. The MSC/ARIES finite element model can be analyzed by a wide variety of popular design analysis codes. Analysis postprocessing capabilities of MSC/ARIES allow engineers to view and query analysis results in numerous ways. Guided by analysis results, engineers can then use the integrated parametrics module to modify the solid model to better meet design criteria, all before downstream development functions such as drafting, physical prototyping, and manufacturing.

    MSC/ARIES supports an open systems architecture. The core module of MSC/ARIES is Solids, a precise solid modeling module based on the ACIS standard kernel. Because many other CAE/CAD/CAM software suppliers are also basing their emerging products on the ACIS standard, MSC/ARIES model data can be communicated with many popular software systems. In addition, MSC/ARIES data can be communicated to other systems via PDES/STEP, IGES, DXF, and various direct translators. This allows manufacturing companies to mix and match MSC software with products from many other vendors to provide superior solutions, not only at each point in the process, but also overall.

    MSC/ARIES runs on workstations, including those manufactured by SGI, HP, SUN, IBM and DEC, and on PC's based on Intel 386/486 and Pentium processors.

MSC/EMAS

    Built around the analytical engine of MSC/NASTRAN, MSC/EMAS allows engineers to simulate and analyze electromagnetic fields in motors, generators, solenoids, wave guides, antennas, and microwave circuitry. MSC/EMAS retains all of the computational power and problem solving efficiencies of MSC/ NASTRAN while incorporating a novel formulation of the equations that describe electromagnetic behavior. The entire range of two- and three-dimensional electromagnetic phenomena can be studied.

    Open boundary elements enable MSC/EMAS to simulate radiation to infinite space, a capability which the Company believes is unmatched by any other commercial electromagnetic analysis program. It is particularly useful for applications such as antennas, radar, and microwave circuitry where the electromagnetic fields are not confined. Other features in MSC/EMAS include a superelement capability and the ability to accommodate analyses of complex, anisotropic materials, two and three dimensional electromagnetic analysis of antenna input impedance, directivity, polarization and radiation patterns. It enables antenna designers to analyze, without prototyping, complex systems that are difficult to study.

MSC/DYTRAN

    MSC/DYTRAN merges the nonlinear technologies embodied in two of the Company's prior products, MSC/DYNA and MSC/PISCES. MSC/DYTRAN is designed to analyze transient, dynamic events characterized by large structural distortions or the interaction of fluids with structures. Using MSC/ DYTRAN, engineers can solve many practical problems, including automotive crash simulation, vehicle occupant safety studies, and aircraft crash worthiness.

    MSC/DYTRAN is also suitable for analyzing highly nonlinear and complex processes such as the ingestion of objects into jet engines, hypervelocity particle impacts upon spacecraft, the deployment of airbags in vehicle crashes, accident containment during the transportation of hazardous cargo, and ballistic armament penetration. With MSC/DYTRAN, engineers in a broad range of industries can conduct "what if" studies involving the dynamic response and interaction of fluids and structures subjected to high velocity impact. Events characterized by rapid energy releases, such as explosions, can also be simulated. MSC/ DYTRAN has been used successfully to simulate phenomena as diverse as ship collisions, the seismic response of structures to earthquakes, the performance of munitions and armor, the safety tolerances of nuclear and chemical plant components, and automobile crashes.

    An important feature of the software is the arbitrary Lagrangian-Eulerian ("ALE") capability. This approach permits the Eulerian mesh to behave much like the Lagrangian mesh, allowing the two meshes to be physically coupled in the interaction surface. This feature is particularly useful in analyzing bird strike problems. The addition of an elastic orthotopic material and a composite shell with damage to the constitutive model library is important for modeling aircraft parts that are typically made from composites. The Eulerian part of MSC/DYTRAN has been further enhanced by introducing a multi-material hydrodynamic formulation. This feature is important for the prediction of explosive effects on chemical plants, aircraft, and ship structures.

MSC/MVISION

    MSC/MVISION is a materials software system for visualization, selection and data integration which helps companies take advantage of state-of-the-art materials technology throughout the design-to-manufacture process. MSC/MVISION electronically integrates data across engineering boundaries. It allows users to build their own, proprietary materials database and provide access to that data across all engineering disciplines. It provides users the ability to search, query, compare and manipulate materials data as well as direct access to these databanks from within MSC/PATRAN.

RESEARCH AND DEVELOPMENT

    The Company continually expends significant amounts on the development and maintenance of its suite of CAE software products, as well as on new product research. During the years ended January 31, 1996, 1995, and 1994, approximately $32,845,000, $31,632,000, and $23,414,000, respectively, was expended for software research and development. Of the amounts expended $10,447,000 in 1996, $9,226,000 in 1995, and $6,112,000 in 1994 was included in software costs capitalized.

    The Company's development activities generally involve adding new capabilities to its family of CAE programs or converting these programs for use on additional computers. Such activities are intended to prevent technological obsolescence and assure the Company's clients the maximum flexibility in selecting computer hardware. A decision to undertake development activity to adapt MSC's software program for a particular computer is based upon the Company's estimates regarding feasibility, cost and the size of the market for the program in connection with the particular computer.

    Maintenance of MSC software products includes system integration, quality assurance testing, error correction, and modifications to accommodate changes to computer system software. Given the maturity of the Company's software, most maintenance efforts stem from continuing new developments. Maintenance costs are expensed as incurred.

MARKETING

    The Company's products are marketed internationally to aerospace, automotive, and other industrial concerns, computer and electronics manufacturers, and universities. These categories of clients accounted for 43%, 24%, 11%, 8%, and 2%, respectively, of the Company's revenues for the fiscal year ended January 31, 1996.

    The Company markets its products through advertising in trade publications, participation in industry trade shows and exhibits, training seminars conducted worldwide, its existing client base and its complementary marketing agreements with computer hardware manufacturers.

    REVENUE POLICY. The Company provides a variety of licensing alternatives for the use of its software products. MSC's software products have been primarily offered on an annual lease basis. The standard lease agreement is for a minimum of one year and is thereafter cancelable after six months notice. Under the terms of the annual lease, revenue is recognized ratably over the term of the agreement. The agreement specifies minimum monthly payments and additional payments based on usage for larger computers and data center network clients. It has generally been the Company's experience that there is a delay between the sign-up of new clients and the realization by the Company of significant lease revenues from those clients. Usage payments tend to grow as familiarity with the Company's products develop over time.

    In recent years, demand has increased for annual prepaid licensing as well as paid up licensing of engineering software products. An annual prepaid license is set at a fixed rate for the period and provides for payment in advance of use. Under the prepaid agreement, license revenue is recognized at the point of sale, while maintenance revenue, representing approximately 15% of license revenue, is recognized ratably over the term of the maintenance period.

    A paid up license provides significant revenue at the original point of sale of the product with smaller payments for maintenance following the point of sale.

    Foreign marketing is generally conducted in the same manner as U.S. marketing. The basic licensing agreements are substantially the same, and prices are generally stated in U.S. dollars except for agreements originating with MSC's German subsidiary in which prices are stated in German marks and certain agreements originating within Japan which are stated in Japanese Yen. The agreements stated in foreign currencies are subject to currency fluctuations. For the year ended January 31, 1996, foreign sales accounted for approximately 57% of gross revenues, most of which were attributable to Europe (30%) and the Far East (25%). The balance was primarily attributable to Canada, South America and Australia. See Note 9 of Notes to Consolidated Financial Statements for additional information with respect to the Company's foreign operations.

    SALES/SUPPORT OFFICES. The Company maintains U.S. sales and client support offices in the Los Angeles, Costa Mesa, San Jose, Sacramento, Denver, Dallas/Fort Worth, Atlanta, Chicago, Milwaukee, Detroit, Philadelphia, Boston, New York, Indianapolis, Rochester, Cleveland, St. Louis, Phoenix, and Seattle areas. The Los Angeles office is also the Company's headquarters. The other offices are each staffed by sales and/or technical support representatives who have engineering backgrounds and experience using MSC products. These representatives market the Company's products, provide training in their use, and respond to client service calls throughout North America.

    The Company's products are marketed, distributed and supported outside of North America through a network of international subsidiary offices.

    The Company's wholly-owned European Headquarters, located in Munich, Germany, manages wholly-owned subsidiary offices in the United Kingdom, Italy, Spain, France, Norway, and The Netherlands. Other sales offices are located in Moscow, Russia and Fribourg, Switzerland. In the Far East, sales and service are handled through wholly-owned subsidiaries in Taipei, Taiwan; Beijing, People's Republic of China; and Tokyo, Japan. There is also a branch of the Tokyo office in Kyoto, Japan.

    Representative arrangements are in place in several European and Far East countries as well as in India, Australia, and Latin America.

    ADDITIONAL CLIENT SUPPORT.   Client  service is  an integral  aspect of  the
Company's marketing program. The Company maintains toll-free numbers and a "hot line" service for its clients and sponsors annual users' conferences.

    User manuals, training and quality assurance are also essential to the Company's marketing program. The Company's user manuals are comprehensive and updated on a regular basis. A staff of writers and editors manage the design, writing, editing and preparation of user manuals as well as of training materials and promotional literature. A periodic newsletter provides clients with new information on the Company's products and services.

    Formal training for clients is conducted by the Company, ranging from three-day introductory courses to intensive courses on specialized subjects for experienced users. In-house courses are provided for larger user organizations.

    The Company also hosts annual users' conferences in the United States, Europe, the Far East, Australia, and Latin America to gather data on client needs, new engineering applications, and new trends in computing technology.

BACKLOG

    The Company does not maintain backlog statistics for its products because software is generally available for delivery upon execution of a licensing agreement or contract.

INTELLECTUAL PROPERTY RIGHTS

    The following registered and unregistered trademarks are used in this Annual Report on Form 10-K: MSC, MCS/ARIES, MSC/DYNA, MSC/PISCES, PATRAN and M/VISION are registered trademarks of the Company. NASTRAN is a registered trademark of NASA. MSC/NASTRAN is an enhanced proprietary version of NASTRAN.

    MSC/NASTRAN, MSC/NASTRAN for Windows, MSC/EMAS, MSC/DYTRAN and MicroWaveLab are trademarks of the Company. Registration on certain of these trademarks is pending. Most of the Company's trademarks have also been registered in foreign countries. MSC believes that it could successfully defend the use of its trademarks, whether registered or pending registration, under federal or common law existing in the State of California.

    In addition, the Company maintains federal statutory copyright protection with respect to its software programs and products and has registered copyrights on all documentation and manuals related to these programs.

MERGERS AND ACQUISITIONS

    On August 18, 1994, the Company acquired all of the outstanding shares of PDA Engineering, Inc. ("PDA") through the issuance of $56,608,000 of its 7 7/8% Convertible Subordinated Debentures due 2004, or $6.85 per share, and cash of $5,313,000 to purchase all outstanding options. The acquisition was treated as a purchase for accounting purposes and, accordingly, the operating results of PDA from the date of the acquisition through January 31, 1996 have been reflected in the Company's consolidated financial statements in the applicable year.

    On September 24, 1993, the Company issued 1,441,265 shares of its common stock in exchange for all outstanding shares of Aries Technology, Inc. ("Aries"). This transaction was accounted for as a pooling-of-interests and, accordingly, the accompanying financial statements relating to prior periods have been restated to include the accounts of Aries.

COMPETITION

    The Company believes that MSC/NASTRAN is the leading program for engineering analysis worldwide based upon capability, international acceptance and sales volume. However, numerous programs which compete with MSC/NASTRAN are also available and the Company must continue to offer attractive prices and performance capabilities in order to retain existing clients and further extend its markets. See "Research and Development" and "Marketing" above. The Company competes primarily based upon product quality, service and technological innovation.

EMPLOYEES

    At January 31, 1996, the Company and its subsidiaries employed 625 persons, of whom 182 were involved in technical activities, 340 in sales and marketing and 103 in administration. Of these employees, 256 hold advanced degrees. The Company's business is dependent in part upon its ability to attract and retain highly skilled personnel who are in great demand. The Company's skilled employee turnover rate has been very low. The Company has no contracts with labor organizations and believes its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth certain information with regard to executive officers who are not also directors of the Company. The Company is not aware of any arrangement or understanding between such persons and any other persons pursuant to which the executive officers were selected as such. The Company is not aware of any family relationships between these executive officers and any other executive officers, although Bruce MacNeal is the son of Richard MacNeal, the Chairman of the Company's Board of Directors.

Louis A. Greco        48      Chief Financial Officer of the Company (March 1983-present)
                              and Corporate Secretary of the Company (December
                              1985-present).
Dennis A. Nagy        51      Senior Vice President, Worldwide Sales, of the Company
                              (September 1993-present); Chief Operating Officer of the
                              Company (March 1993-September 1993); Chief Marketing Officer
                              of the Company (February 1990-February 1993).
Ken Blakely           41      Vice President of Marketing for the Company (January
                              1995-present); Department Director of Production and Support for the Company (March 1993-December 1994); Section Manager
                              of Technical Product Planning and Support for the Company
                              (January 1992-February 1993); Department Director of Product
                              Management and Support for the Company (June 1991-December
                              1991); MSC/ NASTRAN Program Manager of the Company (October
                              1989-May 1991).
Bruce E. MacNeal      44      Vice President of Solver Development for the Company (October
                              1994-present); Department Director of Research and
                              Development for the Company (March 1993-September 1994);
                              Branch Manager of MSC/EMAS Development for the Company
                              (November 1991-February 1993); Engineer/Scientist of the
                              Company (January 1987-October 1991).
James M. White        37      Vice President of Modeling Development for the Company
                              (August 1994-present); Vice President of Software Development for the Company (January 1994-August 1994); Technical Manager
                              of Software Development for the Company (April 1993-January
                              1994); Section Manager of Software Development for the
                              Company (January 1990-April 1993).

ITEM 2.  PROPERTIES.

    The Company's offices in Los Angeles, California, and elsewhere are leased under agreements expiring at various times over the next one to ten years. See
Note 12 of Notes to Consolidated Financial Statements of this report for additional information regarding the Company's lease obligations. The company's principal offices are in Los Angeles, California, and include 56,690 square feet under leases expiring in 2005.

ITEM 3.  LEGAL PROCEEDINGS.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of shareholders during the last quarter of the Company's fiscal year ended January 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock is listed on the American Stock Exchange (AMEX) under the symbol MNS. The following table sets forth through January 31, 1996, the high and low sales prices as reported on the AMEX.

                                                                           SALES PRICES
                                                                       --------------------
                                                                         HIGH        LOW
                                                                       ---------  ---------
Fiscal 1996
  Fourth Quarter.....................................................  $   16.00  $   13.50
  Third Quarter......................................................      19.63      13.13
  Second Quarter.....................................................      15.00      12.75
  First Quarter......................................................      15.63      11.25

Fiscal 1995
  Fourth Quarter.....................................................  $   11.75  $   10.00
  Third Quarter......................................................      13.75      10.50
  Second Quarter.....................................................      14.75      11.38
  First Quarter......................................................      15.38      11.50

    As of April 23, 1996, there were 337 record holders of the Company's common stock. The Company has declared and paid dividends in each quarter of the past two fiscal years. For the fiscal years ended January 31, 1996 and 1995, such dividends aggregated $.64 per share per year. The price of the Company's common stock as of April 23, 1996 was $13.625.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                      FOR THE YEARS ENDED JANUARY 31,
                                                          -------------------------------------------------------
                                                             1996       1995**      1994       1993       1992*
                                                          ----------  ----------  ---------  ---------  ---------
                                                                  IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
Revenue.................................................  $  130,483  $  100,686  $  79,574  $  77,190  $  67,330
Operating income (loss).................................      24,739     (27,732)    16,785     16,098       (682)
Net income (loss).......................................      14,407     (30,382)    11,440      9,989     (1,534)
Primary earnings (loss) per share.......................        1.06       (2.27)       .86        .75       (.12)
Fully diluted earnings (loss) per share.................         .99       (2.27)       .86        .75       (.12)
Dividends per share.....................................         .64         .64        .64        .48        .48
Total assets............................................     119,660     118,751     78,504     72,728     64,662
Long-term debt..........................................      56,576      56,576         --         --         --

- ------------------------
 *Reflects a restructuring charge of $15,083,000.
**Reflects an in-process research and development charge of $35,000,000 and a restructuring charge of $8,962,000.

    The selected financial data should be read in conjunction with Item 7 and the Consolidated Financial Statements of the Company and the related Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
1996 VS. 1995

    The Company reported revenue of $130,483,000 for the year ended January 31, 1996, an increase of 30% from the $100,686,000 for the year ended January 31, 1995. A total of 59% of revenue was derived from the Company's analysis product lines (MSC/NASTRAN, MSC/NASTRAN FOR WINDOWS, MSC/EMAS, MSC/DYTRAN, and MSC/ABAQUS) and 35% was derived from the Company's modeling automation product lines (MSC/PATRAN, MSC/ARIES, and MSC/MVISION). The balance of revenue was from consulting, training, documentation and contractual agreements.

    The increase in total revenue of $29,797,000 was primarily the result of the first full year of operations since the acquisition of PDA Engineering in August, 1994. Revenue growth was also positively impacted by the debut of MSC/NASTRAN FOR WINDOWS, a PC-based version of MSC's flagship product, MSC/ NASTRAN. Revenue from MSC/NASTRAN increased 2% to $64,723,000 compared to $63,560,000 in fiscal 1995. Revenue from the MSC/PATRAN and MSC/MVISION family of products represented 30% of total revenue for the year ended January 31, 1996, compared to 17% in fiscal 1995. The substantial increase in the proportion of MSC/PATRAN and MSC/MVISION revenue is due to the first full year of revenue since the acquisition of PDA in the third quarter of fiscal 1995. These increases were partially offset by the decline in MSC/ARIES revenue during the year. Revenue from MSC/ARIES decreased by $1,868,000, or 26% compared to fiscal 1995. Included in fiscal 1995 was approximately $2,000,000 in revenues guaranteed under an agreement with a distributor of MSC/ARIES in Japan. The agreement expired during the fourth quarter of fiscal 1995.

    Revenues from international operations and export sales from domestic operations were $74,800,000, or 57% of total revenue compared to $48,820,000, or 48% of total revenue for fiscal 1995.

    Operating expenses were $105,744,000 in fiscal 1996 compared to $128,418,000 in fiscal 1995, a decrease of 18%. Excluding one-time charges totaling $43,962,000 incurred during the quarter ended October 31, 1994, operating expenses increased by 25% compared to fiscal 1995. The increase is attributable primarily to the inclusion of one full year of PDA operating expenses, in contrast to fiscal 1995, which, due to the timing of the acquisition in MSC's third quarter, included less than half of PDA's operating expenses. Increases in operating expenses also include the addition of headcount in sales and marketing and goodwill amortization, partially offset by reductions in technical areas. Overall, operating expenses as a percentage of revenue, excluding one-time charges, decreased to 81% from 84% in fiscal 1995.

    Income from operations excluding amortization and capitalization of software costs and one-time charges increased by $9,001,000, or 64% compared to fiscal 1995. The net effect of capitalized software costs reduced operating expenses by $1,708,000 for fiscal 1996 compared to $2,200,000 in fiscal 1995. Thus, capitalizing software costs had a negative effect on operating income in fiscal 1996 as compared to fiscal 1995.

    Operating margins, excluding one-time charges, were 19% and 16% for the years ended January 31, 1996 and 1995, respectively. Operating income, excluding one-time charges but including the effects of net capitalized software, in fiscal 1996 was 52% higher than fiscal 1995 and was mainly the result of revenues which grew more quickly than expenses.

    The debenture interest reflects the accrued interest on the Convertible Subordinated Debentures issued as part of the acquisition of PDA. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

    Other income includes investment income and gains on sales of assets, and is net of non-operating expenses and losses on sales of assets.

    The effective tax rate for the year was 31.7%, as compared to 33.6%, excluding non-deductible one-time charges, in fiscal 1995. The decrease reflects benefit recognized by a larger percentage of revenue generated through the Company's foreign sales corporation resulting in recognizable credits in the current period.

    Operating results in fiscal 1996 were favorably affected by fluctuations in functional currencies used in the Company's international operations. The effect of foreign currency translation on operating results was a favorable variance of $1,660,000 in fiscal 1996 compared to a favorable effect of $347,000 in fiscal 1995. The fluctuation of the U.S. dollar versus these currencies could have an unfavorable effect in fiscal 1997 and future years.

1995 VS. 1994

    On August 18, 1994, the Company acquired all of the outstanding shares of PDA through the issuance of $56,608,000 of its 7 7/8% Convertible Subordinated Debentures due 2004, or $6.85 per PDA share, and cash of $5,313,000 to purchase all in-the-money options. As a result of the acquisition, the Company recorded one-time charges of approximately $43,962,000 during the quarter ended October 31, 1994 to write off in-process research and development, and to expense costs associated with consolidating the operations of PDA into the Company.

    The Company reported revenue of $100,686,000 for the year ended January 31, 1995, an increase of 27% from the $79,574,000 for the year ended January 31, 1994. A total of 69% of revenue was derived from the Company's analysis product lines (MSC/NASTRAN, MSC/EMAS and MSC/DYTRAN) and 24% was derived from the
Company's modeling automation product lines (MSC/PATRAN and MSC/ARIES). The balance of revenue was from consulting, training, documentation and contractual agreements. Revenue excluding the MSC/PATRAN and MSC/MVISION product lines (which were acquired as part of the PDA acquisition) was $83,573,000, representing a 5% increase in revenue compared to fiscal 1994.

    The increase in total revenue of $21,112,000 was primarily the result of the acquisition of PDA in August, 1994 which added the MSC/PATRAN and MSC/MVISION families to the Company's line of products and secondarily the result of increased growth in MSC/EMAS and MSC/DYTRAN. Revenue from MSC/NASTRAN increased 4% to $63,560,000 compared to $61,380,000 in fiscal 1994. Revenue from the MSC/PATRAN and MSC/MVISION family of products represented 17% of total revenue for the year ended January 31, 1995. This represents revenue generated for the period from the date of acquisition through the end of the fiscal year. Revenue from MSC/EMAS and MSC/DYTRAN increased by 68% and 11%, respectively compared to the prior year. A majority of the increase in these products is due to the increase in paid-up licenses. These increases were partially offset by the decline in MSC/ARIES revenue during the year. Revenue from MSC/ARIES decreased by $2,782,000, or 28% compared to fiscal 1994. Included in each of fiscal 1994 and 1995 were approximately $2,000,000 in revenues guaranteed under an agreement with a distributor of MSC/ARIES in Japan. The agreement expired during the fourth quarter of fiscal 1995.

    During the quarter ended October 31, 1994, the Company began offering the option of a prepaid annual lease which allows a customer to prepay their annual lease obligation at the beginning of the lease term. These prepaid annual leases are non-refundable, allowing the Company to recognize the revenue in a manner similar to a paid-up license. The prepaid and paid-up licenses have the effect of accelerating the recognition of revenue to the point of sale and increasing the volatility of revenue streams.

    Revenues from international operations and export sales from domestic operations were $48,820,000, or 48% of total revenue compared to $38,709,000, or 49% of total revenue for fiscal 1994.

    Operating expenses were $128,418,000 compared to $62,789,000 in fiscal 1994, an increase of 105%. Excluding one-time charges totaling $43,962,000 incurred during the quarter ended October 31, 1994, operating expenses increased by 35% compared to fiscal 1994. Included in operating expenses were operating costs of PDA from the date of acquisition through the end of the fiscal year. These costs approximated $14,600,000. Excluding these costs, operating expenses increased by only 11%. Increases in operating costs include the addition of headcount in both the technical and sales and marketing areas, increased royalty expenses to third parties, and goodwill amortization. Operating expenses as a percentage of revenue, excluding one-time charges, increased to 84% from 79% in fiscal 1994. Part of the percentage increase can be attributed to lower MSC/ARIES revenue with no corresponding reduction in related operating costs.

    Income from operations excluding amortization and capitalization of software costs and one-time charges increased by $522,000, or 3% compared to fiscal 1994. The net effect of capitalized software costs reduced operating expenses by $2,200,000 for fiscal 1995 compared to $1,088,000 for fiscal 1994. Thus, capitalizing software costs had a positive effect on operating income in fiscal 1995 as compared to fiscal 1994.

    Operating margins, excluding one-time charges, were 16% and 21% for the years ended January 31, 1995 and 1994, respectively. Operating income, excluding one-time charges but including the effect of net capitalized software, in fiscal 1995 was 10% higher than fiscal 1994 and was mainly the result of increased revenue.

    The debenture interest reflects the accrued interest on the Convertible Subordinated Debentures issued as part of the acquisition of PDA. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

    Other income is net of non-operating expenses and foreign currency transaction gains and losses, investment income, and gains and losses on sales of assets. The net increase of $454,000 compared to fiscal 1994 related primarily to investment income

    The effective tax rate for the year, excluding non-deductible one-time charges was 33.6% compared to 32.5% in fiscal 1994. The increase reflects increased effective federal and state rates due to higher revenue and an increased number of states where the Company is required to pay taxes. The rate was also affected by non-deductible expenses related to the acquisition of PDA. These increases were partially offset by benefits from net operating loss carryforwards.

    Operating results were favorably affected by fluctuations in functional currencies used in the Company's international operations. The effect of foreign currency translation on operating results was a favorable variance of $347,000 in fiscal 1995 compared to an unfavorable effect of $1,471,000 in fiscal 1994.

COMPANY TRENDS

    The Company continued to expand its presence in the CAE marketplace during fiscal 1995 with the acquisition of PDA. PDA's principal product, PATRAN, was developed as a pre- and post-processor for MSC/NASTRAN and is one of the leading products for utilizing the capabilities of MSC/NASTRAN. With the PDA acquisition, MSC now has a strong pre-and post-processor for its analysis product lines to complement the addition of the MSC/ARIES geometric modeler obtained as a result of the merger with Aries during fiscal 1994. The combination of these product lines further enhances the Company's goal of providing a full range of modeling and analysis products for the mechanical design automation market.

    To provide a positive environment to encourage simultaneous expansion of both the analysis and modeling areas, the development staff have been organized into groups with primary development responsibility toward one of these two areas. The Company has also expanded its use of offshore development for specific functionality in its software. The advantage to utilizing offshore development is lower costs. The Company currently has two projects utilizing offshore development; one in India and another in Taiwan.

    The Company has also expanded its involvement with business partners both domestically and internationally. By developing these partnerships, the Company can have access to solutions to virtually any mechanical engineering problem.

INDUSTRY AND ECONOMIC TRENDS

    According to International Data Corporation, the overall mechanical CAD/CAE/CAM software market grew by an estimated 10% to $2.45 billion in 1995. The market is expected to grow another 10% in 1996. As the market matures, it is aligning itself into two business groups. One consists of vertically organized high-end software and integration vendors and the second consists of vendors offering lower priced packaged solutions. The Company expects to participate in the overall growth of the industry with its products which span both the high and low-ends of this market.

OPERATING PATTERN

    More than 93%, 93% and 98% of the Company's revenues in fiscal 1996, 1995 and 1994, respectively, consisted of rents and royalties paid by clients for use of the Company's software products. Historically, rents and royalties were mainly generated by volume of customer usage of the Company's software; however, this has changed in recent years due to the increased popularity and computing power of workstations, which are fixed price platforms, and a migration by the market to paid-up licenses. The Company expects the trend toward fixed monthly fees and paid-up licenses to continue as workstations continue to increase in computing power and personal computers also become more powerful. The Company is addressing the shift by providing versions of its software tailored to run on these platforms such as MSC/NASTRAN for Windows-Registered Trademark-.

RESTRUCTURING CHARGES

    A restructuring charge of $9,800,000 was included as part of the allocation of the purchase price of PDA during fiscal 1995. This charge related principally to a reduction in workforce of 100 people and the elimination and consolidation of duplicate facilities and equipment.

    An additional restructuring charge of $8,962,000 related to the PDA acquisition was recorded in the third quarter of fiscal 1995, of which approximately $2,600,000 related to the writeoff of overlapping capitalized software product costs, $2,700,000 to the elimination of duplicate facilities and equipment, $2,900,000 to a reduction in workforce, and the balance for other costs directly associated with the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, working capital needed to finance the Company's growth has been provided by cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for working capital needs in the foreseeable future. Net cash from operating activities were $25,977,000, $5,813,000, and $22,755,000, in fiscal 1996, 1995, and 1994, respectively. In fiscal 1995, net cash from operating activities was significantly affected by the PDA acquisition. The Company's working capital at January 31, 1996 was $21,182,000, compared to $15,408,000 at January 31, 1995.
The Company has an agreement for a $5,000,000 unsecured line of credit with its principal bank at the prevailing prime rate. No amounts were outstanding under this line of credit as of January 31, 1996.

    The Company issued convertible subordinated debentures, in connection with the PDA acquisition, in the aggregate amount of approximately $56,608,000. The debentures bear interest at 7 7/8% with interest payments due semi-annually in March and September. Each semi-annual interest payment was approximately
$2,200,000 in fiscal 1996. The amount of interest will decrease if the debentures are converted into common stock; however, the aggregate amount of the common stock dividend paid by the Company will increase as these debentures are converted if the same per share rate is maintained.

    The Company provided reserves for consolidating its operations resulting from the acquisition of PDA (see RESTRUCTURING COSTS above). Included in this reserve were approximately $10,800,000 of items that relate to cash expenditures. As of January 31, 1996, approximately $9,400,000 in cash has been expended in relation to these items. The Company expects to incur additional cash outflows of approximately $1,400,000 over the next twelve months related to the restructuring reserve.

    Management expects to continue to invest a substantial portion of the Company's revenues in the research and development of new computer software products and the enhancement of existing products. The Company expended a total of $32,845,000, $31,632,000, and $23,414,000 in fiscal 1996, 1995, and 1994, respectively, on research and development efforts of which $10,447,000, $9,226,000, and $6,112,000, were capitalized in fiscal 1996, 1995, and 1994, respectively. Product development costs and the capitalization rate may vary depending in part on the number of products and the stage of development of the products in process.

    During the years ended January 31, 1996, 1995 and 1994, the Company acquired $7,885,000, $3,656,000, and $3,581,000, respectively, of new property and equipment. Capital expenditures during fiscal 1996 included significant upgrades to computer equipment to keep current with technological advances and expansion of facilities worldwide. The Company's capital expenditures vary from year to year as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment which is used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in future years to be consistent with those for fiscal 1996.

    The Company's cash flows have also been sufficient to allow cash dividend payments on the Company's common stock in the aggregate amounts of $8,571,000, $8,563,000, and $7,371,000 in the years ended January 31, 1996, 1995 and 1994, respectively. The Board of Directors intends to continue regular dividends as permitted by the Company's cash requirements and other factors.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,
which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Awards of Stock-Based Compensation to Employees ("SFAS No. 123"), which will be effective for the Company's fiscal year ending January 31, 1997. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. The Company will adopt the disclosure requirements of SFAS No. 123 in the first quarter of fiscal 1997, but will elect to continue to measure compensation costs following present accounting rules under APB No. 25. Consequently, the Company will provide pro forma disclosures of what net income and earnings per share would have been had the fair market value method of SFAS No. 123 been used for the relevant periods.

INFLATION

    Inflation in recent years has not had a significant effect on the Company's business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       THE MACNEAL-SCHWENDLER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           JANUARY 31, 1996 AND 1995
                                     ASSETS

                                                                                        1996            1995
                                                                                   --------------  --------------
Current assets:
  Cash and cash equivalents......................................................  $    7,235,000  $    6,944,000
  Short-term investments.........................................................       3,340,000       7,075,000
  Accounts receivable, net.......................................................      36,455,000      33,822,000
  Deferred tax charges...........................................................       3,219,000       2,125,000
  Income tax refund receivable...................................................       1,243,000       4,145,000
  Other current assets...........................................................       5,056,000       4,287,000
                                                                                   --------------  --------------
    Total current assets.........................................................      56,548,000      58,398,000
                                                                                   --------------  --------------
Property and equipment, net......................................................      12,281,000      10,272,000
Capitalized software costs, net..................................................      29,069,000      26,694,000
Goodwill and other intangible assets, net........................................      19,090,000      21,510,000
Other assets.....................................................................       2,672,000       1,877,000
                                                                                   --------------  --------------
                                                                                   $  119,660,000  $  118,751,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................................  $    2,436,000  $    2,679,000
  Accrued liabilities............................................................
    Compensation and related expenses............................................       4,075,000       3,375,000
    Contribution to profit sharing plan..........................................       3,155,000       2,333,000
    Other........................................................................      12,896,000      13,732,000
  Restructuring reserve..........................................................       1,389,000       5,817,000
  Deferred income................................................................       8,663,000      12,913,000
  Dividends payable..............................................................       2,151,000       2,141,000
  Income taxes payable...........................................................         601,000        --
                                                                                   --------------  --------------
    Total current liabilities....................................................      35,366,000      42,990,000
Deferred income taxes............................................................      10,573,000       6,810,000
Convertible Subordinated Debentures..............................................      56,576,000      56,576,000

Commitments
Shareholders' equity:............................................................
  Preferred Stock, $0.01 par value, 10,000,000 shares authorized; no shares
   outstanding in 1996 and 1995                                                          --              --
  Common Stock, $0.01 par value, 100,000,000 shares authorized; 13,448,100 and
   13,380,000 issued and outstanding in 1996 and 1995, respectively                    30,082,000      29,366,000
  Retained earnings..............................................................     (10,754,000)    (16,580,000)
  Accumulated translation adjustment.............................................      (2,183,000)       (411,000)
                                                                                   --------------  --------------
    Total shareholders' equity...................................................      17,145,000      12,375,000
                                                                                   --------------  --------------
                                                                                   $  119,660,000  $  118,751,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                                                        1996            1995           1994
                                                                   --------------  --------------  -------------
Revenues:
  Analysis Software..............................................  $   76,408,000  $   69,451,000  $  65,400,000
  Modeling Software..............................................      45,011,000      24,304,000      9,973,000
  Other..........................................................       9,064,000       6,931,000      4,201,000
                                                                   --------------  --------------  -------------
    Total revenues...............................................     130,483,000     100,686,000     79,574,000
Operating expenses:
  Cost of revenue................................................      17,763,000      10,653,000      7,819,000
  Amortization of goodwill and other intangibles.................       2,420,000         731,000       --
  Research and development.......................................      22,398,000      22,406,000     17,302,000
  Selling, general and administrative............................      63,163,000      50,666,000     37,668,000
  In process research and development............................        --            35,000,000       --
  Restructuring costs............................................        --             8,962,000       --
                                                                   --------------  --------------  -------------
    Total operating expenses.....................................     105,744,000     128,418,000     62,789,000
Operating income (loss)..........................................      24,739,000     (27,732,000)    16,785,000
Debenture interest...............................................      (4,465,000)     (1,967,000)      --
Other income, net................................................         823,000         617,000        163,000
                                                                   --------------  --------------  -------------
Income (loss) before income taxes................................      21,097,000     (29,082,000)    16,948,000
Provision for income taxes.......................................       6,690,000       1,300,000      5,508,000
                                                                   --------------  --------------  -------------
Net income (loss)................................................  $   14,407,000  $  (30,382,000) $  11,440,000
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------
Primary earnings (loss) per share................................  $         1.06  $        (2.27) $        0.86
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------
Fully diluted earnings (loss) per share..........................  $         0.99  $        (2.27) $        0.86
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------

                            See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                                                         1996           1995           1994
                                                                     -------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)................................................  $  14,407,000  $ (30,382,000) $  11,440,000
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of property and equipment........      5,880,000      5,576,000      5,363,000
    Amortization of goodwill and other intangibles.................      2,420,000        731,000       --
    Amortization of capitalized software costs.....................      8,739,000      7,026,000      5,024,000
    Deferred income taxes..........................................      2,669,000     (5,686,000)       338,000
    (Gain) Loss on disposal of property and equipment..............         (4,000)        48,000         85,000
    Write-off of in-process research and development...............       --           35,000,000       --
  Changes in assets and liabilities:
    Accounts receivable............................................     (2,633,000)   (10,590,000)       448,000
    Other current assets...........................................       (769,000)     6,179,000     (1,000,000)
    Income tax refund receivable...................................      2,902,000     (4,145,000)      --
    Accounts payable...............................................       (243,000)      (460,000)      (469,000)
    Accrued liabilities............................................        686,000      7,914,000         70,000
    Deferred income................................................     (4,250,000)     1,216,000      1,827,000
    Restructuring costs............................................     (4,428,000)    (4,303,000)      --
    Income taxes payable...........................................        601,000     (2,311,000)      (371,000)
                                                                     -------------  -------------  -------------
Net cash provided by operating activities                               25,977,000      5,813,000     22,755,000
Cash flows from investing activities:
  Decrease (Increase) in short-term investments....................      3,735,000     10,709,000     (6,151,000)
  Acquisition of property and equipment............................     (7,885,000)    (3,656,000)    (3,581,000)
  Purchase of subsidiaries, net of cash acquired...................       --           (2,594,000)      --
  Capitalized software costs.......................................    (10,447,000)    (9,226,000)    (6,112,000)
  Other............................................................     (1,462,000)     4,573,000        108,000
                                                                     -------------  -------------  -------------
Net cash used in investing activities                                  (16,059,000)      (194,000)   (15,736,000)
Cash flows from financing activities:
  Payments of long-term debt.......................................       --              (19,000)      --
  Issuance of common stock.........................................        716,000         54,000        706,000
  Repurchase of common stock.......................................       --             --             (326,000)
  Repurchase of warrants outstanding...............................       --             --             (126,000)
  Cash dividends paid..............................................     (8,571,000)    (8,563,000)    (7,371,000)
                                                                     -------------  -------------  -------------
Net cash used in financing activities..............................     (7,855,000)    (8,528,000)    (7,117,000)
Translation adjustment.............................................     (1,772,000)      (253,000)       444,000
                                                                     -------------  -------------  -------------
Net increase in cash and cash equivalents..........................        291,000     (3,162,000)       346,000
Cash and cash equivalents at beginning of year.....................      6,944,000     10,106,000      9,760,000
                                                                     -------------  -------------  -------------
Cash and cash equivalents at end of year...........................  $   7,235,000  $   6,944,000  $  10,106,000
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Supplemental cash flow information:
  Income taxes paid................................................  $   2,857,000  $   3,568,000  $   3,422,000
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
  Debenture interest paid..........................................  $   4,737,000       --             --
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Reconciliation of assets acquired and liabilities assumed:
  Fair value of assets acquired....................................       --        $  85,249,000       --
  Liabilities assumed..............................................       --           82,655,000       --
                                                                     -------------  -------------  -------------
                                                                          --        $   2,594,000       --
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

                            See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                                              SHARES OF                              ACCUMULATED        TOTAL
                                                                COMMON      COMMON       RETAINED    TRANSLATION    SHAREHOLDERS'
                                                                STOCK        STOCK       EARNINGS     ADJUSTMENT       EQUITY
                                                              ----------  -----------  ------------  ------------   -------------
Balance at January 31, 1993.................................  13,299,200  $29,058,000  $ 19,014,000  $  (602,000)   $  47,470,000
  Shares issued under Stock Option Plan.....................      76,300      706,000                                     706,000
    Purchase of minority interest in subsidiary and
     warrants...............................................                 (452,000)                                   (452,000)
    Cash dividends declared -- $.64 per share...............                             (8,089,000)                   (8,089,000)
    Net income..............................................                             11,440,000                    11,440,000
  Translation adjustment....................................                                             444,000          444,000
                                                              ----------  -----------  ------------  ------------   -------------
Balance at January 31, 1994.................................  13,375,500   29,312,000    22,365,000     (158,000)      51,519,000
  Shares issued under Stock Option Plan.....................       3,800       44,000                                      44,000
    Cash dividends declared -- $.64 per share...............                             (8,563,000)                   (8,563,000)
  Shares issued from Conversion of Debentures...............         700       10,000                                      10,000
    Net loss................................................                            (30,382,000)                  (30,382,000)
  Translation adjustment....................................                                            (253,000)        (253,000)
                                                              ----------  -----------  ------------  ------------   -------------
Balance at January 31, 1995.................................  13,380,000   29,366,000   (16,580,000)    (411,000)      12,375,000
  Shares issued under Stock Option Plan.....................      68,100      716,000                                     716,000
    Cash dividends declared -- $.64 per share...............                             (8,581,000)                   (8,581,000)
    Net income..............................................                             14,407,000                    14,407,000
  Translation adjustment....................................                                          (1,772,000)      (1,772,000)
                                                              ----------  -----------  ------------  ------------   -------------
Balance at January 31, 1996.................................  13,448,100  $30,082,000  $(10,754,000) $(2,183,000)   $  17,145,000
                                                              ----------  -----------  ------------  ------------   -------------
                                                              ----------  -----------  ------------  ------------   -------------

                            See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS INFORMATION

    BUSINESS. The Company designs, produces and markets proprietary computer software products for use in computer-aided engineering. The Company's products are marketed internationally to aerospace, automotive, and other industrial concerns, computer and electronics manufacturers, and universities.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    REVENUE RECOGNITION. Revenue from leasing computer software products is recognized monthly as earned. The software leases generally provide for a monthly minimum rental, with additional amounts due based on usage. Revenue from prepaid and paid-up licenses is recognized in full at the delivery of the software with maintenance on such licenses deferred and recognized over the term of the maintenance agreement, generally one year.

    STOCK BASED COMPENSATION. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

    RECLASSIFICATIONS.   The consolidated financial statements for 1995 and 1994
contain certain reclassifications to conform to the 1996 presentation.

    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. For purposes of the consolidated statements of cash flows, the Company considers investments in money market instruments to be cash equivalents. In 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The adoption of SFAS No. 115 did not have a significant effect on the Company's financial statements. Short-term investments (principally municipal debt securities with maturity dates generally within one year) are classified as "held-to-maturity" based on the Company's positive intent and ability to hold the securities to maturity. Unrealized gains and losses were not significant at January 31, 1996 or January 31, 1995.

    ACCOUNTS RECEIVABLE. Accounts receivable are reported net of allowances for doubtful accounts. The Company's revenue is generated from customers in diversified industries, primarily in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

    PROPERTY AND EQUIPMENT. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of assets, ranging from 2 to 5 years.

    CAPITALIZED SOFTWARE COSTS. Capitalized software costs are comprised of purchased software and internal software development costs. Software costs incurred subsequent to the determination of the software product's technological feasibility are capitalized. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to clients. Capitalized software amortization expense is included in cost of revenue. The amortization period for the software costs capitalized is the economic life of the related products, typically three to four years.

    GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill amounting to approximately $13,607,000 and $15,151,000 net of accumulated amortization of $2,226,000 and $682,000, as of January 31, 1996 and 1995, respectively, arising from acquisitions is amortized on the straight-line basis over a period of 10 years. Other intangibles amounted to approximately $5,483,000 and $6,359,000, net of accumulated amortization as of January 31, 1996 and 1995, respectively, and are amortized on a straight-line basis over 5 to 10 years. Accumulated amortization of other intangibles as of January 31, 1996 and 1995, amounted to $1,206,000 and $330,000, respectively. The carrying value of intangibles is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying business. Adjustments are made if the sum of expected future net cash flows is less than book value.

    ADVERTISING EXPENSE. The cost of advertising is expensed as incurred. The Company incurred $1,229,000, $1,035,000, and $796,000, in advertising costs during fiscal 1996, 1995, and 1994, respectively.

    ROYALTIES TO THIRD PARTIES. The Company has several agreements with third parties requiring the payment of royalties for sales of third party products, or inclusion of such products as a component of the Company's products.

    INCOME TAXES. Provision is made in the Company's financial statements for current income taxes payable and deferred income taxes arising primarily from temporary differences in accounting for capitalized software costs, undistributed earnings of international subsidiaries, depreciation expense, deferred income and state income taxes.

    EFFECT OF FOREIGN CURRENCY. The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the period end. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a separate component of shareholders' equity in the consolidated balance sheet.

    EARNINGS PER SHARE. Primary earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalent shares outstanding during the period which were 13,582,000 in 1996, 13,386,000 in 1995, and 13,368,000 in 1994. Common Stock equivalent shares include stock options outstanding during the period computed under the treasury stock method. Common Equivalents are excluded from the calculation in 1995 because their effect is anti-dilutive.

    Fully diluted earnings per share for 1996 assumes the convertible subordinated debentures were converted into Common Stock at the beginning of the period and the related interest requirements, net of tax, is added to net income in the calculation. The assumed conversion of the debentures is excluded from the calculation in 1995 because the effect is anti-dilutive. Shares outstanding for calculating fully diluted earnings per share were 17,336,000 for 1996.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Awards of Stock-Based Compensation to Employees ("SFAS No. 123"), which will be effective for the Company's fiscal year ending January 31, 1997. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. The Company will adopt the disclosure requirements of SFAS No. 123 in the first quarter of fiscal 1997, but will elect to continue to measure compensation costs following present accounting rules under APB No. 25. Consequently, the Company will provide pro forma disclosures of what net income and earnings per share would have been had the fair market value method of SFAS No. 123 been used for the relevant periods.

NOTE 2:  MERGERS AND ACQUISITIONS

    On August 18, 1994, the Company acquired all of the outstanding shares of PDA Engineering, Inc. ("PDA") through the issuance of $56,608,000 of its 7 7/8% Convertible Subordinated Debentures due 2004, or

$6.85 per share, and cash of $5,313,000 to purchase all in the money options. See Note 8 for a description of the debentures. In allocating the purchase price to the acquired assets and assumed liabilities, the Company has provided $9,800,000 for costs of restructuring PDA operations, principally related to workforce reduction and duplicate facilities. The acquisition was treated as a purchase for accounting purposes and, accordingly, the operating results of PDA from the date of the acquisition through January 31, 1996 have been reflected in the Company's consolidated financial statements.

    The total purchase price was allocated to the assets and liabilities of PDA based on their approximate fair market value. The appraisal of the acquired business included $35,000,000 of purchased in-process research and development, which was written off at the time of the acquisition and appears as a charge for the quarter ending October 31, 1994. The remaining purchase price was allocated to net tangible assets of approximately $18,657,000, $4,500,000 of identified intangible assets, and $13,600,000 of goodwill. Goodwill and identified intangibles are being amortized over ten years.

    An additional charge of $8,962,000 related to the acquisition was also recorded in the third quarter, of which approximately $2,600,000 related to the writeoff of overlapping capitalized software product costs, $2,700,000 to the elimination of duplicate facilities and equipment, $2,900,000 to a reduction in workforce, and the balance for other costs directly associated with the acquisition.

    Included in the restructuring reserve were approximately $10,800,000 of items that relate to cash expenditures. As of January 31, 1996, approximately $9,400,000 of this amount had been expended in relation to these items. The Company expects to incur additional cash outflows of approximately $1,400,000 over the next twelve months related to the restructuring reserve, with the balance of the reserve being paid out over the next several years.

    The table below reflects the pro forma effect of the acquisition as if it had occurred on February 1, 1994 and 1993, respectively. The unaudited pro forma data presented below is not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of February 1, 1994 or 1993 and should not be construed as representative of future operations.

                                                                         YEARS ENDED JANUARY
                                                                                 31,
                                                                        ----------------------
DOLLARS IN THOUSANDS                                                       1995        1994
                                                                        ----------  ----------
Revenue...............................................................  $  118,353  $  121,430
Operating expense.....................................................     153,330     147,326
Net loss..............................................................  $  (39,344) $  (31,947)

NOTE 3:  ACCOUNTS RECEIVABLE

    The components of the Company's allowance for doubtful accounts receivable, consist of the following:

                                                                             YEARS ENDED JANUARY
                                                                                     31,
                                                                             --------------------
DOLLARS IN THOUSANDS                                                           1996       1995
                                                                             ---------  ---------
Beginning balance..........................................................  $   3,574  $     864
Additions due to acquisitions..............................................     --          1,397
Amounts charged to expense.................................................        152      1,710
Writedowns against the reserve.............................................      1,164        397
                                                                             ---------  ---------
Ending balance.............................................................  $   2,562  $   3,574
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 4:  PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following:

                                                                             JANUARY 31,
                                                                        ----------------------
DOLLARS IN THOUSANDS                                                       1996        1995
                                                                        ----------  ----------
Computers and other equipment.........................................  $   27,520  $   21,790
Furniture and fixtures................................................       1,911       1,813
Leasehold improvements................................................       1,729         744
                                                                        ----------  ----------
                                                                            31,160      24,347
Less accumulated depreciation and amortization........................     (18,879)    (14,075)
                                                                        ----------  ----------
                                                                        $   12,281  $   10,272
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 5:  CAPITALIZED SOFTWARE COSTS

    Amortization of software costs capitalized of $8,739,000 in 1996, $7,026,000 in 1995, and $5,024,000 in 1994 is included in cost of revenues. Software costs capitalized amounted to $10,447,000 in 1996, $9,226,000 in 1995, and $6,112,000
in 1994. In addition, the Company purchased certain software which was capitalized in fiscal 1996 amounting to approximately $667,000.

                                                                             JANUARY 31,
                                                                        ----------------------
DOLLARS IN THOUSANDS                                                       1996        1995
                                                                        ----------  ----------
Capitalized software costs............................................  $   50,339  $   39,225
Less accumulated amortization.........................................     (21,270)    (12,531)
                                                                        ----------  ----------
Capitalized software costs, net.......................................  $   29,069  $   26,694
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 6:  OTHER ACCRUED LIABILITIES

    The components of the Company's other accrued liabilities, consist of the following:

                                                                              JANUARY 31,
                                                                          --------------------
DOLLARS IN THOUSANDS                                                        1996       1995
                                                                          ---------  ---------
Debenture interest payable..............................................  $   1,685  $   1,967
Royalties payable.......................................................        791      2,641
Commissions payable.....................................................      3,369      2,500
Consumption taxes payable...............................................      1,700        971
Post retirement benefits................................................      1,060      1,338
Bonuses payable.........................................................        200        600
Other...................................................................      4,091      3,715
                                                                          ---------  ---------
  Total.................................................................  $  12,896  $  13,732
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 7:  TAXES BASED ON INCOME

    The Company utilizes the asset and liability method of accounting for income taxes.

    The provision for taxes based on income consists of the following:

                                                                    YEARS ENDED JANUARY 31,
                                                                -------------------------------
DOLLARS IN THOUSANDS                                              1996       1995       1994
                                                                ---------  ---------  ---------
Current:
  Federal.....................................................  $     464  $  (5,698) $   2,771
  State.......................................................        675         49      1,012
  Foreign.....................................................      2,882      2,656      1,387
                                                                ---------  ---------  ---------
                                                                    4,021     (2,993)     5,170
Deferred......................................................      2,669      4,293        338
                                                                ---------  ---------  ---------
                                                                $   6,690  $   1,300  $   5,508
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The foreign tax provision for fiscal 1996, 1995, and 1994 includes withholding taxes of $1,811,000, $1,651,000, and $1,387,000, respectively, assessed to the Company by foreign authorities on foreign revenues remitted to the U.S. The Company's foreign operations realized combined net income including intercompany charges and before taxes of $1,841,000 in 1996, $398,000 in 1995, and $739,000 in 1994.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 1996 and 1995 are as follows:

                                                                              JANUARY 31,
                                                                          --------------------
DOLLARS IN THOUSANDS                                                        1995       1994
                                                                          ---------  ---------
Deferred tax liabilities
  Tax in excess of book depreciation....................................  $     213  $     266
  Capitalized software..................................................     12,779     12,201
  Intangible assets.....................................................      1,576      1,787
  Prepaid expenses......................................................        189        212
                                                                          ---------  ---------
    Total deferred tax liabilities......................................     14,757     14,466
Deferred tax assets
  State taxes...........................................................      1,192        746
  Accrued liabilities...................................................        739        946
  Net operating losses..................................................      6,811      6,756
  Deferred revenue......................................................        253        634
  Undistributed earnings of foreign subsidiaries........................      1,434      1,007
  Business credits......................................................      1,659        363
  Restructuring charge..................................................        372      2,987
  Benefits and compensation.............................................        842        741
  Other.................................................................          5          3
                                                                          ---------  ---------
    Total deferred tax assets...........................................     13,307     14,183
  Valuation allowance...................................................     (5,904)    (4,402)
                                                                          ---------  ---------
    Net deferred tax assets.............................................      7,403      9,781
                                                                          ---------  ---------
Net deferred tax liabilities............................................  $   7,354  $   4,685
                                                                          ---------  ---------
                                                                          ---------  ---------

    The balance sheet presentation of the net deferred tax liabilities is as follows:

                                                                               JANUARY 31,
                                                                           --------------------
DOLLARS IN THOUSANDS                                                         1996       1995
                                                                           ---------  ---------
Net long-term deferred tax liability.....................................  $  10,573  $   6,810
Current deferred charges.................................................     (3,219)    (2,125)
                                                                           ---------  ---------
Net deferred tax liabilities.............................................  $   7,354  $   4,685
                                                                           ---------  ---------
                                                                           ---------  ---------

    At January 31, 1996, the Company had net operating loss carryforwards and net operating loss carrybacks for federal income tax purposes of approximately $17,391,000 and $2,068,000 respectively. The federal net operating loss carryforwards expire at various dates through the year 2010. The Company's merger with Aries constituted an ownership change for federal income tax purposes and as a result, the amount of net operating loss carryforward which may by utilized in any given year may be limited. For financial reporting purposes, a valuation allowance of $5,904,000 at January 31, 1996, $4,402,000 at January 31, 1995 and $4,785,000 at January 31, 1994 has been recognized to offset the deferred tax assets relating to recent acquisitions.

    The following table reconciles the provision for taxes based on income before taxes to the statutory federal income tax rate of 35% for the years ended January 31, 1996, 1995 and 1994.

                                                                    YEARS ENDED JANUARY 31,
                                                                --------------------------------
DOLLARS IN THOUSANDS                                              1996        1995       1994
                                                                ---------  ----------  ---------
Tax expense at statutory rate.................................  $   7,384  $  (10,179) $   5,830
Increase (decrease) related to:
  State income taxes, net of federal benefits.................        926         281        742
  Excludable portion of acquisition expenses..................     --          --            352
  Amortization of goodwill....................................        580         177     --
  Income of Foreign Sales Corporation.........................     (1,632)       (655)      (527)
  Excludable portion of investment income.....................        (91)       (150)      (163)
  Excludable research and development writeoff................     --          12,250     --
  Benefit from net operating loss.............................         (5)       (445)      (206)
  Statutory rate changes......................................     --          --           (323)
  Other, net..................................................       (472)         21       (197)
                                                                ---------  ----------  ---------
                                                                $   6,690  $    1,300  $   5,508
                                                                ---------  ----------  ---------
                                                                ---------  ----------  ---------

NOTE 8:  CONVERTIBLE SUBORDINATED DEBENTURES

    The Company issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA. The debentures bear interest at 7 7/8% with interest payments due semi-annually on March 15th and September 15th. They have a conversion feature which permits the holder to convert the debentures into shares of the Company's Common Stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at the Company's option at any time after August 18, 1997 upon payment of a premium. At January 31, 1996 the fair market value of the debentures outstanding based on their quoted trading price was approximately $61,102,000.

NOTE 9:  INTERNATIONAL OPERATIONS

    The following tables summarize consolidated financial information of the Company's operations by geographic location:

                                                                  YEARS ENDED JANUARY 31,
                                                             ---------------------------------
DOLLARS IN THOUSANDS                                            1996        1995       1994
                                                             ----------  ----------  ---------
Revenues:
  Domestic.................................................  $   55,683  $   51,866  $  40,865
  Export sales.............................................      20,378      17,085     15,879
  Far East.................................................      15,061       8,855      4,905
  Europe...................................................      39,361      22,880     17,925
                                                             ----------  ----------  ---------
  Consolidated.............................................  $  130,483  $  100,686  $  79,574
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

    Financial data included in the consolidated financial statements of the Company's European and Far East subsidiaries is based on years ending December 31.

                                                                        JANUARY 31,
                                                             ---------------------------------
DOLLARS IN THOUSANDS                                            1996        1995       1994
                                                             ----------  ----------  ---------
Identifiable assets:
  United States............................................  $   94,795  $   94,608  $  68,281
  Europe...................................................      17,686      18,024      6,357
  Far East.................................................       7,179       6,119      3,866
                                                             ----------  ----------  ---------
  Consolidated.............................................  $  119,660  $  118,751  $  78,504
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

    The net assets of the Company's foreign subsidiaries totaled $3,749,000, $3,662,000, and $6,694,000 in 1996, 1995 and 1994, respectively, including intercompany items. The net income (loss) of the Company's foreign subsidiaries is reported in Note 7.

NOTE 10:  EMPLOYEE BENEFITS

    The Company contributes an amount, integrated with Social Security, to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. Contributions charged to expense in connection with this plan were approximately $3,019,000 in 1996, $2,206,000 in 1995, and $1,479,000 in 1994. The plan has a
401(k) feature to permit voluntary employee contributions which does not affect the Company's expenses.

    The Company adopted a non-qualified supplemental retirement plan during the year ended January 31, 1995. The Company contributes an amount, integrated with Social Security and the Company's defined contribution plan, covering certain key employees who have completed a specified term of service with the Company. Contributions charged to expense in connection with this plan were approximately $135,000 in 1996, and $116,000 in 1995.

    The Company also has a post retirement health care plan for employees completing minimum age and years of service requirements. The plan provides for a benefit offsetting premiums for health care coverage. The amount of the benefit is based on a combination of the age of the participant and the number of years of service at retirement. The gross accumulated post-retirement obligation was approximately $1,636,000 and $933,000 at January 31, 1996 and 1995, respectively. The Company is recognizing past service cost over 20 years. Total expense for the years ended January 31, 1996, 1995 and 1994 was $196,000, $156,000 and $138,000, respectively.

NOTE 11:  STOCK OPTION PLANS
1983 PLAN

    The 1983 MacNeal-Schwendler Incentive Stock Option Plan for Key Employees provided for the granting of options for the purchase of up to 900,000 authorized but unissued shares of the Company's Common Stock, at option prices of not less than the fair market value of the common shares at the date of grant. The options become fully exercisable one year from the date of grant and expire five years after the date of grant. The 1983 Plan expired during fiscal 1995, therefore no additional shares are available for grant.

    A summary of stock option activity is as follows:

                                                                                     NUMBER
                                                                   OPTION PRICE    OF OPTIONS
                                                        OPTIONS      PER SHARE     EXERCISABLE
                                                       ---------  ---------------  -----------
Outstanding at January 31, 1994......................    300,200     $8.00-$16.13     141,200
Granted..............................................          0
Exercised............................................     (3,800)     8.00- 11.25
Canceled.............................................    (37,700)    11.00- 14.25
                                                       ---------                   -----------
Outstanding at January 31, 1995......................    258,700      8.00- 16.13     258,700
Granted..............................................          0
Exercised............................................    (43,600)     8.00- 14.25
Canceled.............................................    (15,800)    11.00- 15.38
                                                       ---------                   -----------
Outstanding at January 31, 1996......................    199,300     $8.00-$16.13     199,300
                                                       ---------                   -----------
                                                       ---------                   -----------

1991 PLAN

    The MacNeal-Schwendler 1991 Stock Option Plan consists of two parts -- a "Key Employee Program" which allows discretionary awards of nontransferable incentive stock options and nonqualified stock options to officers and other key employees, and a "Non-Employee Director Program" which provides for automatic annual grants of nontransferable, nonqualified stock options to non-employee directors.

    The "Key Employee Program" section of the 1991 Plan provides for the granting of both incentive stock options and nonqualified options for the purchase of up to 2,500,000 authorized but unissued shares of the Company's common stock at the fair market value of such shares on the date the option is granted, or for nonqualified options at such price as the Compensation Committee may determine.

    The "Non-Employee Director Program" section of the 1991 Plan provides for automatic grants to members of the Board of Directors who are not officers or employees of the Company or its subsidiaries. A maximum of 500,000 shares of Company authorized but unissued common stock may be issued upon the exercise of options under the "Non-Employee Director Program." All eligible directors will receive annual nondiscretionary grants of nonqualified stock options for the purchase of 2,000 shares of the Company's common stock.

    Options under the 1991 Plan are exercisable up to ten years from the date of grant, subject to vesting provisions outlined at the grant date.

    A summary of stock option activity is as follows:

                                                                                              NUMBER
                                                                            OPTION PRICE    OF OPTIONS
                                                                OPTIONS       PER SHARE     EXERCISABLE
                                                               ----------  ---------------  -----------
Outstanding at January 31, 1993..............................      36,700  $   8.00-$16.13      19,200
Granted......................................................     437,000     12.63- 14.25
Exercised....................................................           0
Canceled.....................................................      (5,000)    14.25
                                                               ----------                   -----------
Outstanding at January 31, 1994..............................     468,700      8.00- 16.13      31,700
Granted......................................................     806,000     10.38- 14.25
Exercised....................................................           0
Canceled.....................................................    (284,700)    11.00- 16.13
                                                               ----------                   -----------
Outstanding at January 31, 1995..............................     990,000      8.00- 16.13     344,500
Granted......................................................     785,500      8.00- 14.25
Exercised....................................................     (24,500)     8.00- 14.25
Canceled.....................................................     (45,000)    11.00- 15.38
                                                               ----------                   -----------
Outstanding at January 31, 1996..............................   1,706,000  $  11.00-$16.13     941,000
                                                               ----------                   -----------
                                                               ----------                   -----------

    Options for the purchase of 1,251,500 and 192,000 shares were available for future grant as of January 31, 1996 and 1995, respectively.

NOTE 12:  COMMITMENTS

    The Company leases facilities and equipment under various lease agreements which range from one to ten years, which require the following minimum annual rental commitments:

                                                                         YEARS ENDED
DOLLARS IN THOUSANDS                                                     JANUARY 31,
                                                                         -----------
Operating Leases
  1997.................................................................   $   6,665
  1998.................................................................       4,033
  1999.................................................................       2,578
  2000.................................................................       2,061
  2001.................................................................       1,610
  Thereafter...........................................................       4,568
                                                                         -----------
                                                                          $  21,515
                                                                         -----------
                                                                         -----------

    The combined annual rental cost for facilities and various equipment under operating leases approximated $5,310,000 in fiscal 1996, $4,658,000 in fiscal 1995, and $3,938,000 in fiscal 1994. In most cases management expects that in the normal course of business, leases will be renewed or replaced by others.

    In February, 1995, the Company entered into an agreement for a $5,000,000 unsecured line of credit with its principal bank at the prevailing prime rate. Borrowings under the line are subject to certain restrictive covenants. This line was unused at January 31, 1996.

NOTE 13:  SHAREHOLDERS' EQUITY

    In September 1988, the Company distributed to common shareholders one right for each outstanding share of Common Stock. Each right entitles the holder to purchase one-half share of Common Stock at an exercise price of $50 subject to adjustment. Initially, the rights will be attached to all Common Stock certificates and no separate right certificate will be distributed.

    The rights, which do not have any shareholder rights, including voting or dividend rights, will expire on September 19, 1998 unless earlier redeemed by the Company prior to expiration at a price of $.01 per right. The rights automatically transfer with a transfer of Common Stock until the time at which they become exercisable, which occurs on the happening of certain specified events. If the rights become exercisable, they entitle the holders thereof to purchase stock or other property of the Company at a reduced price, subject to certain other provisions of the plan. At January 31, 1996, approximately 6,724,000 shares of Common Stock were reserved for issuance in connection with these rights.

    The debentures issued by the Company have a feature which allows the holder to convert the debentures to Common Stock of the Company at a conversion price of $15.15 per share. At January 31, 1996, approximately 3,734,000 shares were reserved for issuance upon conversion of debentures.

NOTE 14:  QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is selected quarterly financial data for the years ended January 31, 1996 and 1995. (See Note 2 for additional information regarding one-time charges associated with the acquisition of PDA).

                                                                                                       1996
                                                                                  ----------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                             1ST         2ND         3RD         4TH
                                                                                  ----------  ----------  ----------  ----------
Revenues........................................................................  $   30,635  $   32,045  $   32,008  $   35,795
Operating expenses, net.........................................................      25,063      26,264      25,850      28,567
                                                                                  ----------  ----------  ----------  ----------
Operating income................................................................       5,572       5,781       6,158       7,228
Other expense, net..............................................................        (979)       (450)     (1,129)     (1,084)
                                                                                  ----------  ----------  ----------  ----------
Income before income taxes......................................................       4,593       5,331       5,029       6,144
Provision for income taxes......................................................       1,539       1,786       1,498       1,867
                                                                                  ----------  ----------  ----------  ----------
Net income......................................................................  $    3,054  $    3,545  $    3,531  $    4,277
Primary earnings per share......................................................  $     0.23  $     0.26  $     0.26  $     0.31
Fully diluted earnings per share................................................  $     0.22  $     0.25  $     0.24  $     0.28
Weighted average shares outstanding.............................................  13,394,000  13,402,000  13,476,000  13,665,000

                                                                                                       1995
                                                                                  ----------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                             1ST         2ND         3RD         4TH
                                                                                  ----------  ----------  ----------  ----------
Revenues........................................................................  $   19,755  $   21,102  $   27,655  $   32,174
Operating expenses, net.........................................................      15,878      16,932      69,008      26,600
                                                                                  ----------  ----------  ----------  ----------
Operating income (loss).........................................................       3,877       4,170     (41,353)      5,574
Other income(expense), net......................................................         130         156        (676)       (960)
                                                                                  ----------  ----------  ----------  ----------
Income (loss) before income taxes...............................................       4,007       4,326     (42,029)      4,614
Provision for income taxes......................................................       1,302       1,394         302      (1,698)
                                                                                  ----------  ----------  ----------  ----------
Net income (loss)...............................................................  $    2,705  $    2,932  $  (42,331) $    6,312
Primary earnings (loss) per share...............................................  $     0.20  $     0.22  $    (3.16) $     0.47
Weighted average shares outstanding.............................................  13,395,000  13,396,000  13,390,000  13,387,000

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE MACNEAL-SCHWENDLER CORPORATION

    We have audited the accompanying consolidated balance sheets of The MacNeal-Schwendler Corporation as of January 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The
MacNeal-Schwendler Corporation at January 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Los Angeles, California
March 6, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 12, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A, where it appears under the captions, "Nominees for Directors" and "Continuing Directors." The information set forth under Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant" is also incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 12, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A, where it appears under the caption "Other Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 12, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A, where it appears under the caption, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

ITEM 14(a)1. FINANCIAL STATEMENTS.

    The following consolidated financial statements of The MacNeal-Schwendler Corporation and subsidiaries as included in its annual report are included in
Item 8.

Consolidated Statements of Operations for each of the three years in the period ended January 31, 1996
Consolidated Balance Sheets -- January 31, 1996 and 1995
Consolidated Statements of Shareholders' Equity for each of the three years in the period ended January 31, 1996
Consolidated Statements of Cash Flows for each of the three years in the period ended
 January 31, 1996
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Auditors

ITEM 14(a)2. FINANCIAL STATEMENT SCHEDULES.

    All information required in this item is included in the consolidated financial statements and notes thereto, is not present, or is not present in amounts sufficient to require submission of the schedule.

ITEM 14(a)3. EXHIBITS.

    The following exhibits are incorporated by reference into this Report:

EXHIBIT NUMBER
- ---------------
     2.1         Restated  Agreement  and  Plan  of  Merger  dated  as  of  August  11,  1994  by  and  among The
                 MacNeal-Schwendler Corporation, MSC Sub, Inc.  and PDA Engineering, Inc.  (filed as part of  The
                 MacNeal-Schwendler  Corporation's  Registration  Statement  on  Form  S-3  (No.  33-83174),  and
                 incorporated herein by reference).
     3.1         Amended Articles of Incorporation of The MacNeal-Schwendler Corporation (filed as Exhibit 3.1 to
                 The MacNeal-Schwendler Corporation's Annual Report on Form 10-K filed for the fiscal year  ended
                 January 31, 1992, and incorporated herein by reference).
     3.2         Restated Bylaws of The MacNeal-Schwendler Corporation.
     4.1         Rights Agreement dated September 19, 1988 between The MacNeal-Schwendler Corporation and Bank of
                 America,  NT&SA, as Rights  Agent (filed as  Exhibit 4.1 to  a Current Report  on Form 8-K filed
                 October 4, 1988 and incorporated herein by reference).
     4.2         Indenture, dated as of August 18, 1994, between The MacNeal-Schwendler Corporation and  Chemical
                 Trust  Company of California, as trustee (filed  as part of The MacNeal-Schwendler Corporation's
                 Registration Statement on Form S-3 (No. 33-83174), and incorporated herein by reference).
     4.3         First Supplemental Indenture dated September 22, 1994 between The MacNeal-Schwendler Corporation
                 and  Chemical  Trust  Company  of  California,  as   trustee  (filed  as  Exhibit  4.2  of   The
                 MacNeal-Schwendler  Corporation's Quarterly Report  on Form 10-Q for  the quarterly period ended
                 October 31, 1994, and incorporated herein by reference).
     4.4         Second Supplemental Indenture dated December 14, 1994 between The MacNeal-Schwendler Corporation
                 and  Chemical  Trust  Company  of  California,  as   trustee  (filed  as  Exhibit  4.3  of   The
                 MacNeal-Schwendler  Corporation's Quarterly Report  on Form 10-Q for  the quarterly period ended
                 October 31, 1994, and incorporated herein by reference).
    10.1         Form of Agreement for use of MSC/NASTRAN as modified to September 1991 (filed as Exhibit 10.1 to
                 The MacNeal-Schwendler Corporation's Annual Report on Form 10-K filed for the fiscal year  ended
                 January 31, 1992, and incorporated herein by reference).
    10.2         Agreement  dated October 22, 1982 between The  MacNeal-Schwendler Corporation and NASA (filed as
                 Exhibit 10.2 to The  MacNeal-Schwendler Corporation's Registration Statement  on Form S-1,  File
                 No. 2-82719, and incorporated herein by reference).
    10.3         Agreement  of Lease dated July 31, 1980  between The MacNeal-Schwendler Corporation and Frank De
                 Pietro (filed as Exhibit 10.3 to The MacNeal-Schwendler Corporation's Registration Statement  on
                 Form S-1, File No. 2-82719, and incorporated herein by reference).
    10.4*        1983  Incentive Stock Option  Plan for Key Employees,  as amended to January  31, 1989 (filed as
                 Exhibit 10.4 to The MacNeal-Schwendler  Corporation's Annual Report on  Form 10-K filed for  the year ended January 31, 1989, and incorporated herein by reference).
    10.5         Form  of  Indemnification Agreement  between The  MacNeal-Schwendler Corporation  and directors, officers and  agents thereof  (filed as  Exhibit 10.5  to The  MacNeal-Schwendler  Corporation's
                 Annual Report on Form 10-K filed for the year ended January 31, 1989, and incorporated herein by reference).
    10.6(a)      Form  of Severance Agreement  between The MacNeal-Schwendler  Corporation and executive officers thereof (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation's Annual Report on  Form
                 10-K filed for the year ended January 31, 1989, and incorporated herein by reference).

EXHIBIT NUMBER
- ---------------
    10.6(b)      Form  of Severance Agreement between The MacNeal-Schwendler Corporation and key employees (filed as Exhibit 10.6(b) to The MacNeal-Schwendler Corporation's Annual Report on Form 10-K filed  for the year ended January 31, 1989, and incorporated herein by reference).
    10.7*        Amendment  1991-1 to 1983 Incentive Stock Option Plan for Key Employees (filed as Annex A to The
                 MacNeal-Schwendler Corporation's Annual Proxy Statement  for the Annual Meeting of  Shareholders
                 held on June 12, 1991, and incorporated herein by reference).
    10.8*        Amendment  1992-1 to 1983  Incentive Stock Option Plan  for Key Employees (filed  as part of the
                 Annual Proxy Statement for The  MacNeal-Schwendler Corporation's Annual Meeting of  Shareholders
                 held on June 10, 1992, and incorporated herein by reference).
    10.9*        1991  Stock Option Plan (filed  as Annex A to  The MacNeal-Schwendler Corporation's Annual Proxy
                 Statement for the Annual Meeting of Shareholders held on June 10, 1992, and incorporated  herein by reference).
    21           Material Subsidiaries of the Registrant.
    23           Consent of Ernst & Young LLP, Independent Auditors.
    27           Financial Data Schedule.

- ------------------------
* Denotes compensatory plan.

ITEM 14(b). REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE MACNEAL-SCHWENDLER CORPORATION

                                        By        /s/ RICHARD H. MACNEAL
                                           -------------------------------------
                                                  Dr. Richard H. MacNeal
                                                   CHAIRMAN OF THE BOARD

Dated: April 25, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            SIGNATURES                         TITLE                 DATE
- -----------------------------------  -------------------------  --------------

      /s/ RICHARD H. MACNEAL
- -----------------------------------  Chairman of the Board      April 25, 1996
        Richard H. MacNeal

        /s/ THOMAS C. CURRY          President, Chief
- -----------------------------------  Executive Officer and      April 25, 1996
          Thomas C. Curry            Director

                                     Chief Financial Officer
        /s/ LOUIS A. GRECO           (Principal
- -----------------------------------  Financial and Accounting   April 25, 1996
          Louis A. Greco             Officer)

       /s/ PAUL B. MACCREADY
- -----------------------------------  Director                   April 25, 1996
         Paul B. MacCready

       /s/ GEORGE N. RIORDAN
- -----------------------------------  Director                   April 25, 1996
         George N. Riordan

       /s/ BERNARD J. BANNAN
- -----------------------------------  Director                   April 25, 1996
         Bernard J. Bannan

       /s/ HAROLD HARRIGIAN
- -----------------------------------  Director                   April 25, 1996
         Harold Harrigian

         /s/ DALE D. MYERS
- -----------------------------------  Director                   April 25, 1996
           Dale D. Myers

            SIGNATURES                         TITLE                 DATE
- -----------------------------------  -------------------------  --------------

        /s/ FRANK J. PERNA
- -----------------------------------  Director                   April 25, 1996
          Frank J. Perna

       /s/ ARTHUR S. REIDEL
- -----------------------------------  Director                   April 25, 1996
         Arthur S. Reidel

       /s/ RUSSELL F. HENKE
- -----------------------------------  Director                   April 25, 1996
         Russell F. Henke