Form 10-Q
period 1996-04-30
MACNEAL SCHWENDLER CORP
filed 1996-06-07
CIK 717238

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________


                            Commission file number 1-8722



                          THE MACNEAL-SCHWENDLER CORPORATION
                          ----------------------------------
                (Exact name of registrant as specified in its charter)




          DELAWARE                                                95-2239450
- -------------------------------                        -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



                815 Colorado Boulevard, Los Angeles, California 90041
                -----------------------------------------------------
                       (Address of principal executive offices)

Registrant's telephone number                                (213) 258-9111
                                                        ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X             No
                                    ------              ------



The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,453,806 shares at June 5, 1996.

                          THE MACNEAL-SCHWENDLER CORPORATION
                                        INDEX


                                                                        Page No.
                                                                        --------


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets (Unaudited) - April 30, 1996
              and January 31, 1996.........................................   3

         Consolidated Statements of Income (Unaudited)
              Three Months Ended April 30, 1996 and 1995...................   4

         Consolidated Statements of Cash Flows (Unaudited)
              Three Months Ended April 30, 1996 and 1995...................   5

         Notes to Consolidated Financial Statements
              (Unaudited)..................................................   6

Item 2.

         Management's Discussion and Analysis of Results of Operations
              and Financial Condition......................................   8


Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K........................  11

                          THE MACNEAL-SCHWENDLER CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                    APRIL 30,      JANUARY 31,
                                                      1996            1996
                                                -------------   --------------
                                                  (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                  $   6,880,000   $    7,235,000
     Short-term investments                         1,327,000        3,340,000
     Trade accounts receivable, net                33,368,000       36,455,000
     Other current assets                          10,092,000        9,518,000
                                                -------------   --------------

              Total current assets                 51,667,000       56,548,000

Property and equipment, net                        11,814,000       12,281,000
Capitalized software costs, net                    29,653,000       29,069,000
Goodwill and other intangibles, net                18,657,000       19,090,000
Other assets                                        2,816,000        2,672,000
                                                -------------   --------------

                                                $ 114,607,000   $  119,660,000
                                                -------------   --------------
                                                -------------   --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                           $   2,054,000   $    2,436,000
     Accrued liabilities                           16,847,000       20,126,000
     Restructuring reserve                            831,000        1,389,000
     Deferred income                                8,757,000        8,663,000
     Dividends payable                              2,152,000        2,151,000
     Income taxes payable                             457,000          601,000
                                                -------------   --------------

              Total current liabilities            31,098,000       35,366,000

Deferred income taxes                              10,573,000       10,573,000
Convertible Subordinated Debentures                56,575,000       56,576,000

Commitments

Shareholders' equity:
     Preferred stock, $0.01 par value, 10,000,000
     shares authorized; no shares outstanding
     at April 30, 1996 or January 31, 1996              -----            -----
     Common stock, $0.01 par value,
     100,000,000 shares authorized;
     13,452,000 and 13,448,000 issued and
     outstanding at April 30, 1996 and
     January 31, 1996, respectively                30,211,000       30,082,000
     Retained deficit                             (11,230,000)     (10,754,000)
     Accumulated translation adjustment            (2,620,000)      (2,183,000)
                                                -------------   --------------

              Total shareholders' equity           16,361,000       17,145,000
                                                -------------   --------------

                                                $ 114,607,000   $  119,660,000
                                                -------------   --------------
                                                -------------   --------------


See accompanying notes.

                          THE MACNEAL-SCHWENDLER CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)


                                                   THREE MONTHS ENDED APRIL 30,
                                                 ------------------------------
                                                      1996             1995
                                                -------------   --------------
Revenues:
  Analysis Software                             $  19,048,000   $   18,917,000
  Modeling Software                                11,386,000        9,536,000
  Other                                             1,758,000        2,182,000
                                                -------------   --------------
    Total revenues                                 32,192,000       30,635,000

Operating expenses:
  Cost of revenue                                   4,775,000        4,606,000
  Amortization of goodwill and other intangibles      589,000          574,000
  Research and development                          5,792,000        5,154,000
  Selling, general and administrative              17,193,000       14,729,000
                                                -------------   --------------
    Total operating expenses                       28,349,000       25,063,000

Operating income                                    3,843,000        5,572,000

Debenture interest                                 (1,114,000)      (1,119,000)
Other income (expense), net                          (245,000)         140,000
                                                -------------   --------------
Income before income taxes                          2,484,000        4,593,000

Provision for income taxes                            807,000        1,539,000
                                                -------------   --------------

  Net income                                    $   1,677,000   $    3,054,000
                                                -------------   --------------
                                                -------------   --------------

  Primary earnings per share                    $        0.12   $         0.23
                                                -------------   --------------
                                                -------------   --------------

  Fully diluted earnings per share              $        0.12   $         0.22
                                                -------------   --------------
                                                -------------   --------------

  Weighted average number of
    common shares outstanding                      13,615,000       13,394,000
                                                -------------   --------------
                                                -------------   --------------

Cash dividends declared                                 $0.16            $0.16
                                                -------------   --------------
                                                -------------   --------------


See accompanying notes.

                          THE MACNEAL-SCHWENDLER CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             APRIL 30
                                                 ------------------------------
                                                     1996             1995
                                                -------------   --------------
Cash flows from operating activities:
 Net income                                        $1,677,000       $3,054,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization of
   property and equipment                           1,540,000        1,306,000
  Amortization of goodwill and other
   intangibles                                        589,000          574,000
  Amortization of capitalized software costs        1,861,000        2,058,000
  Deferred income taxes                                     -          188,000
  (Gain) Loss on disposal of property and
   equipment                                           14,000           (4,000)

 Changes in assets and liabilities:
  Accounts receivable                               3,141,000           74,000
  Other current assets                               (430,000)         796,000
  Accounts payable                                   (440,000)      (1,096,000)
  Accrued liabilities                              (3,374,000)      (5,933,000)
  Deferred Income                                      85,000          113,000
  Restructuring costs                                (558,000)      (1,133,000)
  Income taxes payable                               (176,000)         482,000
                                                -------------   --------------

Net cash provided by operating activities           3,929,000          479,000

Cash flows from investing activities:
 Decrease in short-term investments                 2,013,000           15,000
 Acquisition of property and equipment             (1,062,000)      (1,812,000)
 Purchase of subsidiary, net of cash acquired        (115,000)               -
 Capitalized software costs                        (2,445,000)      (2,617,000)
 Other                                               (215,000)        (551,000)
                                                -------------   --------------
Net cash used in investing activities              (1,824,000)      (4,965,000)

Cash flows from financing activities:
 Payments of long-term debt                            (1,000)               -
 Issuance of common stock                             129,000            2,000
 Proceeds from short-term borrowing                         -        2,500,000
 Cash dividends paid                               (2,151,000)      (2,141,000)
                                                -------------   --------------
Net cash used in financing activities              (2,023,000)         361,000
Translation adjustment                               (437,000)       1,570,000
                                                -------------   --------------

Net decrease in cash and cash equivalents            (355,000)      (2,555,000)
Cash and cash equivalents at beginning of
 period                                             7,235,000        6,944,000
                                                -------------   --------------
Cash and cash equivalents at end of period         $6,880,000       $4,389,000
                                                -------------   --------------
                                                -------------   --------------


See accompanying notes.

                          THE MACNEAL-SCHWENDLER CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

    The accompanying consolidated financial information is condensed from that which would appear in the annual financial statements and should be read in conjunction with the consolidated financial statements included in The MacNeal-Schwendler Corporation's Annual Report on Form 10-K for the year ended January 31, 1996.

    Supplemental cash flow information for taxes paid during the three months ended April 30, 1996 and 1995 were $1,198,000 and $55,000, respectively. Additionally, the Company paid interest of $2,227,000 and $2,561,000 on its Convertible Subordinated Debentures due 2004 during the three months ended April 30, 1996 and April 30, 1995, respectively.

    Fully diluted earnings per share calculated under the treasury method were anti-dilutive for the three months ended April 30, 1996. Fully diluted earnings per share under the treasury method are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the pro forma effects of stock option exercises and debenture conversions. Shares outstanding for calculating fully diluted earnings per share were 17,349,000 and 17,128,000 for the three months ended April 30, 1996 and April 30, 1995, respectively.

    All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. Operating results for the three months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997.

    Certain reclassifications have been made to the financial information for the three months ended April 30, 1995 in order to conform to the April 30, 1996 presentation.

NOTE 2:  CAPITALIZED SOFTWARE

    The components of net capitalized software costs include:


                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                      1996              1995
                                                  -----------      -----------
Software costs capitalized                        $(2,445,000)     $(2,617,000)

Amortization of capitalized software                1,861,000        2,058,000
                                                  -----------      -----------

Net capitalized software costs                      $(584,000)       $(559,000)
                                                  -----------      -----------
                                                  -----------      -----------


Amortization of capitalized software is included in Cost of Revenue.

NOTE 3:  ACCRUED LIABILITIES

    The components of accrued liabilities are as follows:


                                                    April 30,      January 31,
                                                      1996             1996
                                                      ----             ----
Compensation and related expenses                  $4,209,000       $4,075,000
Contribution to profit sharing plan                   837,000        3,155,000
Commissions payable                                 3,202,000        3,369,000
Consumption taxes payable                           2,072,000        1,700,000
Post retirement benefits                            1,109,000        1,060,000
Royalties payable                                     736,000          791,000
Debenture interest payable                            572,000        1,685,000
Bonus payable                                         116,000          200,000
Other                                               3,994,000        4,091,000
                                                  -----------      -----------
                                                  $16,847,000      $20,126,000
                                                  -----------      -----------
                                                  -----------      -----------


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED APRIL 30, 1996

    The Company recorded total revenues of $32,192,000 for the three months ended April 30, 1996 compared to total revenues of $30,635,000 for the same period in the prior fiscal year, an increase of five percent. Excluding the unfavorable effects of exchange rate fluctuations, revenues in Europe and Asia Pacific increased 19% and 25%, respectively, while revenues in the Americas decreased by 11%. European and Asia Pacific revenues were positively impacted by the continued strong growth of MSC/PATRAN and MSC/NASTRAN FOR WINDOWS, while revenues in the Americas were negatively impacted by the loss of a major MSC/ARIES contract with Ford Motor Company. Additionally, the Company is experiencing increasing downward pricing pressures on MSC/NASTRAN revenues due to increased competition from other providers of analysis software, especially in North America. Overall revenues from analysis software, including MSC/NASTRAN, were nearly unchanged from the same period last year. Overall modeling revenues increased 19%, with increases in MSC/PATRAN and MSC/MVISION revenues of 31% and 188%, respectively, compared to the same period in the prior fiscal year. Other revenues declined modestly.

    Cost of revenue increased $169,000, or 4%, as a result of increased royalty expenses associated with higher modeling software revenues, including revenues from MSC/PATRAN and MSC/MVISION. The increase in the cost of revenue was mitigated by a decrease in the amortization of capitalized software costs compared to the prior year. Research and development costs increased $638,000, or 12%, primarily due to the decrease in the capitalization of software costs compared to the prior year, and increased development costs. Selling, general and administrative expenses increased in the Company's European and Asia Pacific operations, due to the increased infrastructure necessary to support the increased level of revenues.
Selling, general, and administrative expenses also rose in North America in anticipation of proportionately higher first quarter revenues which did not materialize as expected. The resulting increases as described above generated an overall increase in expenses of 13%, to $28,349,000 compared to the same period last year.

    In order to conform to the current year presentation of expenses, certain reclassifications were made in the presentation of prior year expenses. Management implemented these changes in order to increase the usefulness of the financial information presented. Prior year expenses relating to the Company's North American Integration Services division have been reclassified from research and development to cost of revenue. Additionally, prior year amortization of organization costs has been reclassified from other expense to amortization of goodwill and other intangibles. The reclassifications of first quarter Integration Services expenses and amortization of organization costs amounted to $518,000 and $78,000, respectively.

    The Company's resulting income from operations for the quarter ended April 30, 1996 was $3,843,000, a 31% decrease from operating income of $5,572,000 during the first quarter last year.

    Nonoperating income and expense decreased primarily due to foreign exchange rate losses of $166,000, caused by a strengthening U.S. dollar and the settlement of a lease agreement with HP/Convex for $77,000.

    Net income was $1,677,000 compared to net income of $3,054,000 in the prior year, a decrease of 45%. Primary earnings per share for the three months ended April 30, 1996 were $0.12 compared to $0.23 for the three months ended April 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

    Historically, working capital needed to finance the Company's operations and growth has been provided by cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for working capital needs in the foreseeable future. Net cash from operating activities was $3,929,000 in the first quarter of fiscal 1997 compared with $479,000 during the comparable quarter of the prior year. The Company's working capital was $20,569,000 at April 30, 1996, down from $21,182,000 at January 31, 1996. However, cash and short-term investments continued to decrease, falling from $10,575,000 at January 31, 1996 to $8,207,000 at April 30, 1996, primarily as a result of reduced earnings, payment of the Company's semi-annual interest payment on its Convertible Subordinated Debentures in March and payment of dividends in excess of earnings. The Company has an agreement for a $5,000,000 unsecured line of credit with its principal bank at the prevailing prime rate under which no amounts were outstanding at April 30, 1996.

    The Company provided reserves for consolidating its operations resulting from the acquisition of PDA Engineering in the third quarter of fiscal 1995. Included in this reserve were approximately $10,800,000 of items that relate to cash expenditures. As of April 30, 1996, approximately $10,000,000 in cash has been expended in relation to these items. The Company expects to incur additional cash outflows of approximately $800,000 over the next nine months related to the restructuring reserve.

    Management expects to continue to invest a substantial portion of the Company's revenues in the research and development of new computer software products and the enhancement of existing products. Research and development expenses were $8,237,000 and $7,771,000 for the three months ended April 30, 1996 and April 30, 1995, respectively, of which $2,445,000 and $2,617,000 were capitalized. Product development costs and the capitalization rate may vary depending in part on the number of products and the stage of development of the products in process.

    During the three months ended April 30, 1996 and April 30, 1995, the
Company acquired $1,062,000 and $1,812,000, respectively, of new property and equipment. Capital expenditures during fiscal 1996 included significant upgrades to computer equipment to keep current with technological advances and expansion of facilities worldwide. The Company's capital expenditures vary from year to year as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment which is used in the development and support of its proprietary software products. Although capital expenditures for the three months ended April 30, 1996 were less than the comparable period last year, management expects overall expenditures for property and equipment in future years to be consistent with those for fiscal 1996.

    Management believes that unless sales and/or margins on sales in North America improve significantly, its cash and short-term investments will continue to decline during the remainder of the fiscal year. The Company is actively evaluating strategies to increase sales, reduce expenses and conserve cash. The Company is also evaluating the continued viability of the Company's dividend payments in light of its capital structure, earnings and cash needs.


    A dividend payment of $0.16 per share is payable on June 5, 1996 to shareholders of record on May 17, 1996.


              CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Certain information in the Management's Discussion and Analysis of Results of Operations and Financial Condition contained in this Form 10-Q includes information that is forward-looking. Such forward-looking statements include, among others, statements concerning the Company's international expansion, capital expenditure plans, reevaluation of the Company's quarterly dividend payment, the Company's expectations regarding future liquidity, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical fact.

    The forward-looking statements in this report are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to: the timely development and market acceptance of new versions of the Company's software products; the impact of competitive products and pricing; the demand for MSC/ARIES in light of recent substantial declines in revenue from MSC/ARIES; effective development and utilization of the Company's offshore projects (currently in Taiwan and India); successful involvement of international and domestic business partners in creating mechanical engineering solutions; the level of economic activity in the U.S. and abroad; fluctuations of the U.S. dollar versus foreign currencies; timely development of CAE technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations; the Company's ability to reduce costs without adversely impacting revenues; the Company's ability to attract, motivate and retain salespeople, programmers and other key personnel; continued demand for the Company's products, including MSC/NASTRAN, MSC/PATRAN, MSC/ARIES, MSC/MVISION, MicroWaveLab, MSC/DYTRAN and MSC/NASTRAN FOR WINDOWS; and such risks and uncertainties as are detailed from time to time in the Company's other Securities and Exchange Commission reports and filings.

    Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are hereby expressly qualified in their entirety by the cautionary statements in this section of this Form 10-Q.

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


                             THE MACNEAL-SCHWENDLER CORPORATION
                             ----------------------------------
                                       (Registrant)



Date:    June 6, 1996
         ------------

                                  /s/ LOUIS A. GRECO
                                  ------------------------------
                                  Louis A. Greco, Chief Financial Officer

                                  (Mr. Greco is the Principal Financial and
                                  Accounting Officer and has been duly
                                  authorized to sign on behalf of the
                                  registrant.)