Form 10-Q
period 1996-07-31
MACNEAL SCHWENDLER CORP
filed 1996-09-13
CIK 717238

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

                            Commission file number 1-8722

                          THE MACNEAL-SCHWENDLER CORPORATION
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)



          DELAWARE                                95-2239450
- ---------------------------                  ---------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


                815 Colorado Boulevard, Los Angeles, California  90041
                ------------------------------------------------------
                       (Address of principal executive offices)


Registrant's telephone number                   (213) 258-9111
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

                              Yes  X    No
                                  ---       ---

The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,453,806 shares at September 12, 1996.

                          THE MACNEAL-SCHWENDLER CORPORATION
                                        INDEX



                                                                       Page No.
                                                                       --------


Part I.        Financial Information

Item 1.   Financial Statements (Unaudited)


          Consolidated Balance Sheets (Unaudited) - July 31, 1996
               and January 31, 1996. . . . . . . . . . . . . . . . . . .   3

          Consolidated Statements of Income (Unaudited)
               Three and Six Months Ended July 31, 1996 and 1995 . . . .   4

          Consolidated Statements of Cash Flows (Unaudited)
               Six Months Ended July 31, 1996 and 1995 . . . . . . . . .   5

          Notes to Consolidated Financial Statements
               (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .   6


Item 2.

     Management's Discussion and Analysis of Results of Operations
          and Financial Condition. . . . . . . . . . . . . . . . . . . .   8


Part II.       Other Information

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .   11

                          THE MACNEAL-SCHWENDLER CORPORATION
                              CONSOLIDATED BALANCE SHEETS



                                                                  JULY 31,          JANUARY 31,
                                                                   1996                1996
                                                             -----------------   ----------------
ASSETS                                                          (UNAUDITED)

Current assets:
     Cash and cash equivalents                               $   14,336,000      $   7,235,000
     Short-term investments                                       1,056,000          3,340,000
     Trade accounts receivable, net                              35,760,000         36,455,000
     Other current assets                                         8,870,000          9,518,000
                                                             --------------      -------------
              Total current assets                               60,022,000         56,548,000

Property and equipment, net                                      11,364,000         12,281,000
Capitalized software costs, net                                  27,773,000         29,069,000
Goodwill and other intangibles, net                              17,383,000         19,090,000
Other assets                                                      2,833,000          2,672,000
                                                             --------------      -------------
                                                             $  119,375,000      $ 119,660,000
                                                             --------------      -------------
                                                             --------------      -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $    2,068,000      $   2,436,000
     Accrued liabilities                                         22,272,000         20,126,000
     Restructuring reserve                                          247,000          1,389,000
     Deferred income                                              8,440,000          8,663,000
     Dividends payable                                              807,000          2,151,000
     Income taxes payable                                           140,000            601,000
                                                             --------------      -------------
              Total current liabilities                          33,974,000         35,366,000

Deferred income taxes                                             9,667,000         10,573,000
Convertible Subordinated Debentures                              56,575,000         56,576,000

Commitments

Shareholders' equity:
     Preferred stock, $0.01 par value, 10,000,000
     shares authorized; no shares outstanding
     at July 31, 1996 or January 31, 1996                                --                --
     Common stock, $0.01 par value,
     100,000,000 shares authorized;
     13,454,000 and 13,448,000 issued and
     outstanding at July 31, 1996 and
     January 31, 1996, respectively                              30,238,000         30,082,000
     Retained deficit                                           (10,188,000)       (10,754,000)
     Accumulated translation adjustment                            (891,000)        (2,183,000)
                                                             --------------      -------------
              Total shareholders' equity                         19,159,000         17,145,000
                                                             --------------      -------------
                                                             $  119,375,000      $ 119,660,000
                                                             --------------      -------------
                                                             --------------      -------------

See accompanying notes.

                          THE MACNEAL-SCHWENDLER CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                     THREE MONTHS ENDED JULY 31,           SIX MONTHS ENDED JULY 31,
                                                  ---------------------------------  -----------------------------------
                                                       1996               1995             1996               1995
                                                  ---------------  ----------------  ---------------   -----------------
Revenues:
  Analysis software                                 $  19,231,000  $  17,883,000     $  38,279,000     $   36,770,000
  Modeling software                                    11,378,000     11,515,000        22,764,000         20,950,000
  Other                                                 2,150,000      2,647,000         3,908,000          4,815,000
                                                  ---------------  ----------------  ---------------   -----------------
     Total revenues                                    32,759,000     32,045,000        64,951,000         62,535,000

Operating expenses:
  Cost of revenue                                       4,709,000      5,039,000         9,484,000          9,645,000
  Amortization of goodwill and other intangibles          545,000        541,000         1,134,000          1,115,000
  Research and development                              6,310,000      5,203,000        12,102,000         10,357,000
  Selling, general and administrative                  17,094,000     15,481,000        34,287,000         30,127,000
                                                  ---------------  ---------------   ---------------   -----------------
     Total operating expenses                          28,658,000     26,264,000        57,007,000         51,244,000

Operating income                                        4,101,000      5,781,000         7,944,000         11,291,000

Debenture interest                                     (1,114,000)    (1,117,000)       (2,228,000)        (2,236,000)
Other income (expense), net                              (246,000)       667,000          (491,000)           807,000
                                                  ---------------  ---------------   ---------------   -----------------

Income before income taxes                              2,741,000      5,331,000         5,225,000          9,862,000

Provision for income taxes                                891,000      1,786,000         1,698,000          3,325,000
                                                  ---------------  ---------------   ---------------   -----------------

  Net income                                        $   1,850,000  $   3,545,000     $   3,527,000     $    6,537,000
                                                  ---------------  ---------------   ---------------   -----------------
                                                  ---------------  ---------------   ---------------   -----------------

  Primary earnings per share                        $        0.14  $        0.26     $        0.26     $         0.49
                                                  ---------------  ---------------   ---------------   -----------------
                                                  ---------------  ---------------   ---------------   -----------------

  Fully diluted earnings per share                  $        0.14  $        0.25     $        0.26     $         0.47
                                                  ---------------  ---------------   ---------------   -----------------
                                                  ---------------  ---------------   ---------------   -----------------

  Weighted average number of
     common shares outstanding                         13,477,000     13,402,000        13,522,000         13,400,000
                                                  ---------------  ---------------   ---------------   -----------------
                                                  ---------------  ---------------   ---------------   -----------------

Cash dividends declared                             $        0.06  $        0.16     $        0.22     $         0.32
                                                  ---------------  ---------------   ---------------   -----------------
                                                  ---------------  ---------------   ---------------   -----------------




See accompanying notes.

                          THE MACNEAL-SCHWENDLER CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                            JULY 31
                                                                -----------------------------
                                                                     1996           1995
                                                                -------------   -------------
Cash flows from operating activities:
  Net income                                                    $  3,527,000    $  6,537,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of property and equipment       3,127,000       2,703,000
     Amortization of goodwill and other intangibles                1,134,000       1,117,000
     Amortization of capitalized software costs                    3,582,000       4,179,000
     Deferred income taxes                                                --         214,000
     (Gain) loss on disposal of property and equipment                 8,000         (10,000)

  Changes in assets and liabilities:
     Accounts receivable, net                                        549,000       3,048,000
     Other current assets                                           (125,000)       (803,000)
     Accounts payable                                               (426,000)     (1,016,000)
     Accrued liabilities                                            (937,000)     (3,910,000)
     Deferred income                                                 499,000        (818,000)
     Restructuring costs                                          (1,132,000)     (2,375,000)
     Income taxes payable                                           (493,000)        888,000
                                                                -------------   -------------
Net cash provided by operating activities                          9,313,000       9,754,000

Cash flows from investing activities:
  Decrease in short-term investments                               2,284,000          37,000
  Acquisition of property and equipment                           (2,409,000)     (4,071,000)
  Proceeds from sale of Electronics Business Unit                  5,600,000              --
  Purchase of subsidiary, net of cash acquired                      (115,000)             --
  Capitalized software costs                                      (4,483,000)     (5,072,000)
  Decrease (increase) in other assets                               (233,000)     (1,388,000)
                                                                -------------   -------------
Net cash provided (used) by investing activities                     644,000     (10,494,000)

Cash flows from financing activities:
  Payments of long-term debt                                          (1,000)             --
  Issuance of common stock                                           156,000          65,000
  Proceeds from short-term borrowing                                      --       2,500,000
  Cash dividends paid                                             (4,303,000)     (4,281,000)
                                                                -------------   -------------
Net cash used in financing activities                             (4,148,000)     (1,716,000)
Translation adjustment                                             1,292,000        (252,000)
                                                                -------------   -------------
Net increase (decrease) in cash and cash equivalents               7,101,000      (2,708,000)
Cash and cash equivalents at beginning of period                   7,235,000       6,944,000
                                                                -------------   -------------
Cash and cash equivalents at end of period                      $ 14,336,000    $  4,236,000
                                                                -------------   -------------
                                                                -------------   -------------

See accompanying notes.

                          THE MACNEAL-SCHWENDLER CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:   DISPOSITION OF PRODUCT LINE

     On July 25, 1996, The MacNeal-Schwendler Corporation ("Company") sold its Electronics Business Unit ("EBU") to Ansoft Corporation for $5,600,000. In association with the sale, the Company created reserves to account for certain direct incremental expenses associated with the sale of the EBU. Such reserves are accounted for as a component of accrued liabilities and include the following items:

     Labor cost adjustment reserve              $  1,460,000
     Facility reserve                                600,000
     Transition costs                                590,000
     Increased bad debt reserve                      200,000
                                                ------------
                                                $  2,850,000
                                                ------------
                                                ------------

Due to the level of reserves and other direct expenses associated with the sale of the EBU, there was no gain on sale.


NOTE 2:   BASIS OF PRESENTATION

     The accompanying consolidated financial information is condensed from that which would appear in the annual financial statements and should be read in conjunction with the consolidated financial statements included in The MacNeal-Schwendler Corporation's Annual Report on Form 10-K for the year ended January 31, 1996.

     Supplemental cash flow information for taxes paid during the six months ended July 31, 1996 and 1995 were $2,159,000 and $1,094,000, respectively.
Additionally, the Company paid interest of $2,227,000 and $2,511,000 on its Convertible Subordinated Debentures due 2004 during the six months ended July 31, 1996 and July 31, 1995, respectively.

     Fully diluted earnings per share calculated under the treasury method were anti-dilutive for the three and six months ended July 31, 1996. Fully diluted earnings per share under the treasury method are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the pro forma effects of stock option exercises and debenture conversions.

     All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. Operating results for the six months ended
July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997.

     Certain reclassifications have been made to the financial information for the three months and six months ended July 31, 1995 in order to conform to the July 31, 1996 presentation.

NOTE 3:   CAPITALIZED SOFTWARE

     Software costs capitalized and amortized from operating activities were as follows:


                                       Three Months Ended July 31,     Six Months Ended July 31,
                                       ---------------------------     -------------------------
                                           1996          1995             1996           1995
                                           ----          ----             ----           ----
Software costs capitalized            $  (2,038,000) $  (2,455,000)  $ (4,483,000)   $ (5,072,000)

Amortization of capitalized software      1,721,000      2,121,000      3,582,000       4,179,000
                                      -------------  -------------   ------------    ------------

Net capitalized software costs        $    (317,000) $    (334,000)  $   (901,000)   $   (893,000)
                                      -------------  -------------   ------------    ------------
                                      -------------  -------------   ------------    ------------


Amortization of capitalized software is included in Cost of Revenue.


NOTE 4: ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:

                                                   July 31,         January 31,
                                                     1996              1996
                                                     ----              ----

Compensation and related expenses              $  4,227,000        $  4,075,000
Commissions payable                               3,433,000           3,369,000
Reserve for transition and sale of EBU            2,850,000                   0
Consumption taxes payable                         2,371,000           1,700,000
Contribution to profit sharing plan               1,690,000           3,155,000
Debenture interest payable                        1,686,000           1,685,000
Royalties payable                                 1,134,000             791,000
Post retirement benefits                          1,084,000           1,060,000
Incentive compensation                              181,000             200,000
Other                                             3,616,000           4,091,000
                                               -------------       ------------
                                               $ 22,272,000        $ 20,126,000
                                               -------------       ------------
                                               -------------       ------------

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JULY 31, 1996

       The Company recorded total revenues of $32,759,000 for the three months ended July 31, 1996 compared to total revenues of $32,045,000 for the same period in the prior fiscal year, an increase of 2%. Revenues in Asia Pacific grew 12% compared to the same quarter last year, while revenues in both Europe and the Americas declined by 1%. However, excluding the unfavorable effects of exchange rate fluctuations, revenues in Europe and Asia Pacific actually increased by 8% and 29%, respectively. Consolidated revenues grew in nearly every line of software except MSC/NASTRAN and MSC/ARIES. Revenues from MSC/ARIES continue to be negatively impacted by the loss of a key license agreement with Ford Motor Company. Additionally, the Company is experiencing increasing downward pricing pressures on MSC/NASTRAN revenues due to increased competition from other providers of analysis software, especially in North America. This decline in revenues was more than offset by revenue growth from other lines of the Company's software, including MSC/NASTRAN FOR WINDOWS. On a geographical basis, the Americas represented 43%, Europe represented 30%, and Asia Pacific represented 27% of total revenues for the quarter.

       Cost of revenue decreased $330,000, or 7%, as a result of a decrease in the amortization of capitalized software costs compared to the second quarter of the prior fiscal year. The decrease in the cost of revenue was mitigated by a moderate increase in third party royalty expenses, which resulted from a significant increase in the sale of software products for which the Company pays royalties. Research and development costs increased $1,107,000, or 21%, primarily due to the significant decrease in the capitalization of software costs compared to the prior year. Excluding this fluctuation caused by differing rates of software capitalization, the increase in "core" research and development expenses was a more modest
9%. Selling, general and administrative expenses increased primarily in the Company's European and Asia Pacific operations, due to the expanded infrastructure necessary to support the increased level of revenues in the future. The resulting increases as described above generated an overall increase in operating expenses of 9%, to $28,658,000, compared to the same quarter last year.

        The Company's resulting income from operations for the quarter ended July 31, 1996 was $4,101,000, a 29% decrease from operating income of $5,781,000 during the second quarter last year.

       Nonoperating income and expense variances are primarily due to foreign exchange rate losses caused by a strengthening U.S. dollar.

       Net income was $1,850,000 compared to net income of $3,545,000 in the prior year, a decrease of 48%. Primary earnings per share for the three months ended July 31, 1996 were $0.14 compared to $0.26 for the three months ended July 31, 1995.

       On July 25, 1996, The Company sold its Electronics Business Unit ("EBU") to Ansoft Corporation for $5,600,000. The sale included the MSC/EMAS product line and all associated development, sales, and administrative employees. Historically, EBU revenues have represented approximately 3% of total revenues, while EBU operating expenses have accounted for a comparable percentage of total expenses. Due to the low historical contribution of EBU revenues and expenses to the Company's total revenues and expenses, the sale of the EBU is expected to have a minimal impact on future revenues, operating expenses, and earnings.

SIX MONTHS ENDED JULY 31, 1996

       The Company recorded total revenues of $64,951,000 for the six months ended July 31, 1996 compared to total revenues of $62,535,000 for the same period in the prior fiscal year, a 4% increase. Revenues in Europe and Asia Pacific grew 9% and 15%, respectively, compared to the same period last year, while revenues in the Americas declined by 6%. However, excluding the unfavorable effects of exchange rate fluctuations, revenues in

Europe and Asia Pacific increased by 14% and 27%, respectively. Consolidated revenues grew in nearly every line of software except MSC/NASTRAN and MSC/ARIES. Revenues from MSC/NASTRAN continue to be adversely affected by pricing pressures from other providers of analysis software, especially in North America, while revenues from MSC/ARIES continue to be negatively impacted by the loss of a key license agreement with Ford Motor Company. This decline in revenues was more than offset by revenue growth from other lines of MSC software, especially MSC/PATRAN and MSC/NASTRAN FOR WINDOWS, which experienced revenue growth of 14% and 80%, respectively, compared to the same period last year. On a geographical basis, the Americas represented 40%, Europe represented 33%, and Asia Pacific represented 27% of total revenues for the six months ended July 31, 1996.

     Cost of revenue decreased $161,000, or 2%, as a result of a decrease in the amortization of capitalized software costs compared to the first six months of the prior fiscal year. The decrease in the cost of revenue was mitigated by an increase in third party royalty expenses, which resulted from a significant increase in the sale of software products for which the Company pays royalties. Research and development costs increased $1,745,000, or 17%, primarily due to the significant decrease in the capitalization of software costs compared to the prior year. Excluding this fluctuation caused by differing rates of software capitalization, the increase in "core" research and development expenses was a more modest 7%. Selling, general and administrative expenses increased primarily in the Company's European and Asia Pacific operations, due to the expanded infrastructure necessary to support the increased level of revenues. The resulting increases as described above generated an overall increase in operating expenses of 11%, to $57,007,000, compared to the same period last year.

     The Company's resulting income from operations for the six months ended July 31, 1996 was $7,944,000, a 30% decrease from operating income of $11,291,000 during the same period last year.

     Nonoperating income and expense variances are primarily due to foreign exchange rate losses caused by a strengthening U.S. dollar.

     Net income was $3,527,000 compared to net income of $6,537,000 in the prior year, a decrease of 46%. Primary earnings per share for the six months ended July 31, 1996 were $0.26 compared to $0.49 for the six months ended July 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     A dividend of $.06 per share was paid on September 4, 1996 to shareholders of record on August 16, 1996. However, the Company has subsequently reevaluated its dividend policy and has eliminated its quarterly dividend in order to reinvest more of its earnings into the Company's business. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

     Historically, working capital needed to finance the Company's operations and growth has been provided by cash flow from operations. Management believes that cash generated from operations will continue to be sufficient for working capital needs in the foreseeable future. Net cash from operating activities was $9,313,000 in the first six months of fiscal 1997 compared with $9,754,000 during the comparable period of the prior year. The Company's working capital was $26,048,000 at July 31, 1996, an increase from $21,182,000 at January 31, 1996. Cash and short-term investments were $15,392,000 at July 31, 1996 compared to $10,576,000 at January 31, 1996. The increase in cash and short-term equivalents was primarily the result of the sale of the Company's Electronics Business Unit to Ansoft Corporation for $5,600,000. The Company has an agreement for a $5,000,000 unsecured line of credit with its principal bank at the prevailing prime rate under which no amounts were outstanding at July 31, 1996.

     The Company provided reserves for consolidating its operations resulting from the acquisition of PDA Engineering in the third quarter of fiscal 1995. Included in this reserve were approximately $10,800,000 of items that relate to cash expenditures. As of July 31, 1996, approximately $10,600,000 in cash has been expended in relation to these items. The Company expects to incur additional cash outflows of approximately $200,000 over the next six months related to the restructuring reserve.

     Management expects to continue to invest a substantial portion of the Company's revenues in the research and development of new computer software products and the enhancement of existing products. Research and development expenses were $16,585,000 and $15,429,000 for the six months ended July 31, 1996 and July 31, 1995, respectively, of which $4,483,000 and $5,072,000 were capitalized. Product development costs and the capitalization rate may vary depending in part on the number of products and the stage of development of the products in process.

     During the six months ended July 31, 1996 and July 31, 1995, the Company acquired $2,409,000 and $4,071,000, respectively, of new property and equipment. Capital expenditures during the prior and current fiscal years included significant upgrades to computer equipment to keep current with technological advances and expansion of facilities worldwide. The Company's capital expenditures vary from year to year as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment which is used in the development and support of its proprietary software products. Although capital expenditures for the six months ended July 31, 1996 were less than the comparable period last year, management expects overall expenditures for property and equipment in future years to be consistent with those for fiscal 1996.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain information in the Management's Discussion and Analysis of Results of Operations and Financial Condition contained in this Form 10-Q includes information that is forward-looking. Such forward-looking statements include, among others, statements concerning the Company's international expansion, capital expenditure plans, the Company's dividend policy, the Company's expectations regarding future liquidity, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical fact.

     The forward-looking statements in this report are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to; the timely development and market acceptance of new versions of the Company's software products; the impact of competitive products and pricing; effective development and utilization of the Company's offshore projects (currently in Taiwan and India); successful involvement of international and domestic business partners in creating mechanical engineering solutions; the level of economic activity in the U.S. and abroad; fluctuations of the U.S. dollar versus foreign currencies; timely development of CAE technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations; the Company's ability to reduce costs without adversely impacting revenues; the Company's ability to attract, motivate and retain salespeople, programmers and other key personnel; continued demand for the Company's products, including MSC/NASTRAN, MSC/PATRAN, MSC/ARIES, MSC/MVISION, MSC/DYTRAN and MSC/NASTRAN FOR WINDOWS; and such risks and uncertainties as are detailed from time to time in the Company's other Securities and Exchange Commission reports and filings.

     Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf and hereby expressly qualified in their entirety by the cautionary statements in this section of this Form 10-Q.

                          THE MACNEAL-SCHWENDLER CORPORATION
                             PART II:  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

None.








SIGNATURE
- ---------

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


                                             THE MACNEAL-SCHWENDLER CORPORATION
                                             ----------------------------------
                                                       (Registrant)





Date: September 13, 1996
     --------------------



                                   /s/ LOUIS A. GRECO

                                   --------------------------------------------
                                   Louis A. Greco, Chief Financial Officer

                                  (Mr. Greco is the Principal Financial and
                                  Accounting Officer and has been duly
                                  authorized to sign on behalf of the
                                  registrant.)