Form 10-Q/A
period 1996-07-31
MACNEAL SCHWENDLER CORP
filed 1996-09-23
CIK 717238

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

                          Commission file number 1-8722


                       THE MACNEAL-SCHWENDLER CORPORATION
                       ----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                          95-2239450
     --------------                                    ----------------
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

                                Yes  X    No
                                   -----    ----

The number of shares outstanding of Registrant's Common Stock, par value $.10 per share, was 13,453,806 shares at September 12, 1996.

     Registrant amends the Form 10-Q by adding the following:


Item 4.   Submission of Matters to a Vote of Security-Holders.

     (a) On June 12, 1996, the annual meeting of the stockholders of the Company was held for the purpose of voting on the election of directors and the ratification of Ernst & Young LLP as independent auditors of the Company.

     (b) Each of the matters was approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

          (i)  Election of Directors (1):


Director                                 Votes Cast
- --------                 -------------------------------------------

                            For           Withhold        Abstain
                            ---           --------        -------

Bernard J. Bannan        11,853,056        34,344           N/A

Thomas C. Curry          11,853,556        33,844           N/A

Harold Harrigian         11,853,556        33,844           N/A

George N. Riordan        11,853,556        33,844           N/A


          (ii)  Ratification of Independent Auditors(2):


                                         Votes Cast
                         -------------------------------------------

                            For            Withhold       Abstain
                            ---            --------       -------

                         11,859,466        13,801         14,133

_________

(1)  There were no broker non-votes for this proposal.
(2)  There were no broker non-votes for this proposal.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE MACNEAL-SCHWENDLER CORPORATION
                                         ----------------------------------
                                                     (Registrant)




Date:  SEPTEMBER 20, 1996


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