Form 10-Q
period 1996-10-31
MACNEAL SCHWENDLER CORP
filed 1996-12-12
CIK 717238

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                          Commission file number 1-8722



                       THE MACNEAL-SCHWENDLER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                            95-2239450
-------------------------------            -------------------
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


                                   Yes  X   No
                                      ----    ----

The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,453,806 shares at December 9, 1996.

                       THE MACNEAL-SCHWENDLER CORPORATION
                                      INDEX



                                                                        Page No.
                                                                        --------



Part I.        Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets (Unaudited) - October 31, 1996
               and January 31, 1996............................................3

          Consolidated Statements of Income (Unaudited)
               Three and Nine Months Ended October 31, 1996 and 1995...........4

          Consolidated Statements of Cash Flows (Unaudited)
               Nine Months Ended October 31, 1996 and 1995.....................5

          Notes to Consolidated Financial Statements
               (Unaudited).....................................................6

Item 2.

          Management's Discussion and Analysis of Results of Operations
               and Financial Condition.........................................8



Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................11

                       THE MACNEAL-SCHWENDLER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                  OCTOBER 31,      JANUARY 31,
                                                     1996             1996
                                               ----------------  --------------
Assets                                           (UNAUDITED)
------
Current assets:
     Cash and cash equivalents                  $  16,656,000    $  7,235,000
     Short-term investments                         1,055,000       3,340,000
     Trade accounts receivable, net                33,248,000      36,455,000
     Other current assets                           9,124,000       9,518,000
                                              ---------------   --------------

              Total current assets                 60,083,000      56,548,000

Property and equipment, net                        11,041,000      12,281,000
Capitalized software costs, net                    27,922,000      29,069,000
Goodwill and other intangibles, net                16,820,000      19,090,000
Other assets                                        2,834,000       2,672,000
                                              ---------------   --------------

                                                 $118,700,000    $119,660,000
                                              ---------------   --------------
                                              ---------------   --------------

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
     Accounts payable                            $  1,541,000    $  2,436,000
     Accrued liabilities                           21,785,000      20,126,000
     Restructuring reserve                             47,000       1,389,000
     Deferred income                                8,224,000       8,663,000
     Dividends payable                                      0       2,151,000
     Income taxes payable                             254,000         601,000
                                              ---------------   --------------

              Total current liabilities            31,851,000      35,366,000

Deferred income taxes                               9,667,000      10,573,000
Convertible Subordinated Debentures                56,574,000      56,576,000

Commitments

Shareholders' equity:
     Preferred stock, $0.01 par value, 10,000,000
         shares authorized; no shares outstanding
         at October 31, 1996 or January 31, 1996        -----          -----
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         13,454,000 and 13,448,000 issued and
         outstanding at October 31, 1996 and
         January 31, 1996, respectively            30,234,000      30,082,000
     Retained deficit                              (7,843,000)    (10,754,000)
     Accumulated translation adjustment            (1,783,000)     (2,183,000)
                                              ---------------   --------------

              Total shareholders' equity           20,608,000      17,145,000
                                              ---------------   --------------

                                                 $118,700,000    $119,660,000
                                              ---------------   --------------
                                              ---------------   --------------
See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED OCTOBER 31,         NINE MONTHS ENDED OCTOBER 31,
                                                         ------------------------------       -------------------------------
                                                             1996             1995                 1996                1995
                                                         ------------      ------------       ------------        ------------
Revenues:
   Analysis software                                     $ 17,889,000      $ 17,867,000       $ 56,168,000        $ 54,638,000
   Modeling software                                       11,566,000        12,548,000         34,330,000          33,498,000
   Other                                                    2,135,000         1,593,000          6,043,000           6,408,000
                                                         ------------      ------------       ------------        ------------
      Total revenues                                       31,590,000        32,008,000         96,541,000          94,544,000

Operating expenses:
   Cost of revenue                                          4,552,000         5,100,000         14,036,000         14,745,000
   Amortization of goodwill and other intangibles             567,000           525,000          1,701,000          1,640,000
   Research and development                                 5,838,000         4,694,000         17,940,000         15,051,000
   Selling, general and administrative                     15,972,000        15,531,000         50,259,000         45,712,000
                                                         ------------      ------------       ------------        ------------
      Total operating expenses                             26,929,000        25,850,000         83,936,000         77,148,000

Operating income                                            4,661,000         6,158,000         12,605,000         17,396,000

Debenture interest                                         (1,114,000)       (1,114,000)        (3,342,000)        (3,350,000)
Other income (expense), net                                   (74,000)          (15,000)          (565,000)           792,000
                                                         ------------      ------------       ------------        ------------
Income before income taxes                                  3,473,000         5,029,000          8,698,000         14,838,000

Provision for income taxes                                  1,129,000         1,498,000          2,827,000          4,823,000
                                                         ------------      ------------       ------------        ------------

   Net income                                            $  2,344,000      $  3,531,000       $  5,871,000        $10,015,000
                                                         ------------      ------------       ------------        ------------
                                                         ------------      ------------       ------------        ------------

   Primary earnings per share                                 $  0.17           $  0.26            $  0.43            $  0.74
                                                         ------------      ------------       ------------        ------------
                                                         ------------      ------------       ------------        ------------

   Fully diluted earnings per share                           $  0.17           $  0.24            $  0.43            $  0.71
                                                         ------------      ------------       ------------        ------------
                                                         ------------      ------------       ------------        ------------

   Weighted average number of
   common shares outstanding                               13,480,000        13,476,000         13,499,000         13,464,000
                                                         ------------      ------------       ------------        ------------
                                                         ------------      ------------       ------------        ------------

Cash dividends declared                                       $  -              $  0.16            $  0.22            $  0.48
                                                         ------------      ------------       ------------        ------------
                                                         ------------      ------------       ------------        ------------


                       THE MACNEAL-SCHWENDLER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                    OCTOBER 31
                                                                         --------------------------------
                                                                             1996                1995
                                                                         ------------       -------------
Cash flows from operating activities:
 Net income                                                              $  5,871,000       $  10,015,000
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization of property and equipment                  4,780,000           4,222,000
   Amortization of goodwill and other intangibles                           1,701,000           1,710,000
   Amortization of capitalized software costs                               5,243,000           6,546,000
   Deferred income taxes                                                           -              213,000
   (Gain) Loss on disposal of property and equipment                           23,000             (20,000)

 Changes in assets and liabilities:
   Accounts receivable, net                                                 3,061,000           6,134,000
   Other current assets                                                      (379,000)           (260,000)
   Accounts payable                                                          (953,000)         (1,098,000)
   Accrued liabilities                                                     (1,421,000)         (5,712,000)
   Deferred Income                                                            283,000          (1,113,000)
   Restructuring reserve                                                   (1,332,000)         (3,130,000)
   Income taxes payable                                                      (379,000)          1,499,000
                                                                         ------------       -------------

Net cash provided by operating activities                                  16,498,000          19,006,000

Cash flows from investing activities:
 Decrease in short-term investments                                         2,285,000              72,000
 Acquisition of property and equipment                                     (3,754,000)         (5,586,000)
 Proceeds from sale of Electronics Business Unit                            5,600,000                 -
 Purchase of subsidiary, net of cash acquired                                (115,000)                -
 Capitalized software costs                                                (6,294,000)         (7,839,000)
 Decrease (increase) in other assets                                         (238,000)         (1,631,000)
                                                                         ------------       -------------
Net cash used in investing activities                                      (2,516,000)        (14,984,000)

Cash flows from financing activities:
 Payments of long-term debt                                                    (2,000)                 -
 Issuance of common stock                                                     152,000             301,000
 Proceeds from short-term borrowing                                                -            2,500,000
 Cash dividends paid                                                       (5,111,000)         (6,427,000)
                                                                         ------------       -------------
Net cash used in financing activities                                      (4,961,000)         (3,626,000)
Translation adjustment                                                        400,000          (2,096,000)
                                                                         ------------       -------------

Net increase (decrease) in cash and cash equivalents                        9,421,000          (1,700,000)
Cash and cash equivalents at beginning of period                            7,235,000           6,944,000
                                                                         ------------       -------------
Cash and cash equivalents at end of period                               $ 16,656,000       $   5,244,000
                                                                         ------------       -------------
                                                                         ------------       -------------

See accompanying notes.


                       THE MACNEAL-SCHWENDLER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:   DISPOSITION OF PRODUCT LINE

     On July 25, 1996, The MacNeal-Schwendler Corporation ("Company") sold its Electronics Business Unit ("EBU") to Ansoft Corporation for $5,600,000. In association with the sale, the Company created reserves to account for certain direct incremental expenses. These reserves are accounted for as a component of accrued liabilities. Due to the level of reserves and other direct expenses associated with the sale, there was no gain recognized on the sale of the EBU.

NOTE 2:   BASIS OF PRESENTATION

     The accompanying consolidated financial information is condensed from that which would appear in the annual financial statements and should be read in conjunction with the consolidated financial statements included in The MacNeal-Schwendler Corporation's Annual Report on Form 10-K for the year ended January 31, 1996.

     Supplemental cash flow information for taxes paid during the nine months ended October 31, 1996 and 1995 were $3,174,000 and $3,324,000, respectively. Additionally, the Company paid interest of $4,454,000 and $4,737,000 on its Convertible Subordinated Debentures due 2004 during the nine months ended October 31, 1996 and October 31, 1995, respectively.

     Fully diluted earnings per share calculated under the treasury method were anti-dilutive for the three and nine months ended October 31, 1996. Fully diluted earnings per share under the treasury method are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the pro forma effects of stock option exercises and debenture conversions.

     All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. Operating results for the nine months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997.

     Certain reclassifications have been made to the financial information for the three months and nine months ended October 31, 1995 in order to conform to the October 31, 1996 presentation.

NOTE 3:   CAPITALIZED SOFTWARE

     Software costs capitalized and amortized from operating activities were as follows:

                                          Three Months Ended October 31,               Nine Months Ended October 31,
                                          -----------------------------                -----------------------------
                                              1996            1995                        1996           1995
                                              ----            ----                        ----           ----
Software costs capitalized             $ (1,811,000)   $ (2,767,000)                 $(6,294,000)     $(7,839,000)

Amortization of capitalized software      1,661,000       2,367,000                    5,243,000        6,546,000
                                       ------------    ------------                  -----------       ----------

Net capitalized software costs         $   (150,000)   $   (400,000)                 $(1,051,000)     $(1,293,000)
                                       ------------    ------------                  -----------      -----------
                                       ------------    ------------                  -----------      -----------

Software costs capitalized is included in Research and Development. Amortization of capitalized software is included in Cost of Revenue.

The Company wrote off $4,898,000 and $2,700,000 of capitalized software costs and accumulated amortization of capitalized software costs, respectively, as part of the direct costs associated with the sale of the Electronics Business Unit.


NOTE 4: ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:

                                          October 31,       January 31,
                                             1996               1996
                                             ----               ----

Compensation and related expenses       $  4,639,000      $  4,075,000
Commissions payable                        3,152,000         3,369,000
Sales taxes payable                        3,039,000         1,700,000
Contribution to profit sharing plan        2,544,000         3,155,000
Costs associated with sale of EBU          2,481,000                 0
Post retirement benefits                   1,557,000         1,060,000
Royalties payable                            737,000           791,000
Debenture interest payable                   573,000         1,685,000
Incentive compensation                       233,000           200,000
Other                                      2,830,000         4,091,000
                                        ------------      ------------
                                        $ 21,785,000      $ 20,126,000
                                        ------------      ------------
                                        ------------      ------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED OCTOBER 31, 1996

     Consolidated third quarter revenues were $31,590,000 compared with revenues of $32,008,000 in the same quarter of the prior fiscal year, a decrease of one percent. The decrease was the result of a four percent revenue decline in Europe and flat revenues in The Americas and Asia-Pacific. On a geographical basis, the Americas represented 44%, Europe represented 29%, and Asia Pacific represented 27% of total revenues for the quarter. Current-quarter revenues were negatively affected by the sale of the MSC/EMAS product line in the second quarter of the current year. If MSC/EMAS revenues are excluded from prior year revenues, consolidated third quarter revenues increased by two percent in the current quarter. Furthermore, excluding prior year MSC/EMAS revenues, Asia-Pacific and European revenues, measured in local currency, increased by thirteen percent and three percent, respectively. The Americas revenues also increased by three percent, excluding prior year MSC/EMAS revenues.

     Current quarter revenues, measured in U.S. dollars, were adversely affected by the continued strength of the U.S. dollar against the Japanese yen and German mark compared to the same quarter last year. Had the U.S. dollar remained at the same foreign exchange levels as the prior year, consolidated third-quarter revenues would have been higher by approximately $1,200,000.

     Cost of revenue decreased $548,000, or eleven percent, as a result of a decrease in the amortization of capitalized software costs compared to the third quarter of the prior fiscal year. The decrease in the cost of revenue was mitigated by an increase in third party royalty expenses, which resulted from an increase in the sale of software products for which the Company pays royalties. Research and development costs increased $1,144,000, or 24%, due almost entirely to a significant decrease in the rate at which software costs were capitalized compared to the prior year. Excluding this fluctuation caused by differing rates of software capitalization, the increase in "core" research and development expenses was approximately three percent. Selling, general and administrative expenses increased three percent as well, due to an increase in selling expenses in The Americas. The resulting changes as described above generated an overall increase in operating expenses of four percent, to $26,929,000, compared to the same quarter last year.

     The Company's resulting income from operations for the quarter ended October 31, 1996 was $4,661,000, a 24% decrease from operating income of $6,158,000 during the third quarter last year.

     Net income was $2,344,000 compared to net income of $3,531,000 in the prior year, a decrease of 34%. Primary earnings per share for the three months ended October 31, 1996 were $0.17 compared to $0.26 for the three months ended October 31, 1995.


NINE MONTHS ENDED OCTOBER 31, 1996

     Consolidated nine-month revenues were $96,541,000 compared to $94,544,000 for the same period in the prior fiscal year, an increase of two percent. The increase was the result of a ten percent and five percent increase in Asia-Pacific and European revenues, respectively, partially offset by a four percent decline in The Americas revenues. Revenues, measured in U.S. dollars, were adversely affected by the significant strengthening of the dollar against the Japanese yen and German mark compared to the same period last year. Had the U.S. dollar remained at the same foreign exchange levels as the prior year, nine-month revenues would have been higher by approximately $4,300,000. Measured in local currency, European and Asia-Pacific revenues increased by nine percent and twenty-two percent, respectively.

     Consolidated revenues grew in nearly every line of software except MSC/NASTRAN and MSC/ARIES. Revenues from MSC/NASTRAN continue to be adversely affected by pricing pressures from other providers of analysis software, while revenues from MSC/ARIES continue to be negatively impacted by the loss of a key license agreement with Ford Motor Company. This decline in revenues was more than offset by revenue growth from other lines of MSC software, including MSC/PATRAN and MSC/NASTRAN for Windows. On a geographical basis, the Americas represented 41%, Europe represented 32%, and Asia-Pacific represented 27% of total revenues for the nine months ended October 31, 1996.

     Cost of revenue decreased $709,000, or five percent, as a result of a decrease in the amortization of capitalized software costs compared to the first nine months of the prior fiscal year. The decrease in the cost of revenue was mitigated by an increase in third party royalty expenses, which resulted from a significant increase in the sale of software products for which the Company pays royalties. Research and development costs increased $2,889,000, or 19%, primarily due to the significant decrease in the rate at which software costs were capitalized compared to the prior year. Excluding this fluctuation caused by differing rates of software capitalization, the increase in "core" research and development expenses was six percent. Selling, general and administrative expenses increased primarily in the Company's European and Asia-Pacific operations, due to the expanded infrastructure necessary to support the increased level of revenues. The resulting changes, as described above, generated an overall increase in operating expenses of nine percent, to $83,936,000, compared to the same period last year.

     The Company's resulting income from operations for the nine months ended October 31, 1996 was $12,605,000, a 28% decrease from operating income of $17,396,000 during the same period last year.

     Nonoperating income and expense variances are primarily due to foreign exchange rate losses caused by the strengthened U.S. dollar.

     Net income was $5,871,000 compared to net income of $10,015,000 in the prior year, a decrease of 41%. Primary earnings per share for the nine months ended October 31, 1996 were $0.43 compared to $0.74 for the nine months ended October 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     A dividend of $.06 per share was paid on September 4, 1996 to shareholders of record on August 16, 1996. However, the Company subsequently reevaluated its dividend policy and eliminated its quarterly dividend in order to reinvest more of its earnings into the Company's business. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

     Historically, working capital needed to finance the Company's operations and growth has been provided by cash flow from operations. Management believes that cash generated from operations will continue to be sufficient for working capital needs in the foreseeable future. Net cash from operating activities was $16,498,000 in the first nine months of fiscal 1997 compared with $19,006,000 during the comparable period of the prior year. The Company's working capital was $28,232,000 at October 31, 1996, an increase from $21,182,000 at January 31, 1996. Cash and short-term investments were $17,711,000 at October 31, 1996 compared to $10,575,000 at January 31, 1996. The increase in cash and short-term equivalents was primarily the result of the sale of the Company's Electronics Business Unit to Ansoft Corporation for $5,600,000. The Company has an agreement for a $5,000,000 unsecured line of credit with its principal bank at the prevailing prime rate under which no amounts were outstanding at October 31, 1996.

     Management expects to continue to invest a substantial portion of the Company's revenues in the research and development of new computer software products and the enhancement of existing products. Research and development expenses were $24,234,000 and $22,890,000 for the nine months ended October 31, 1996 and October 31, 1995, respectively, of which $6,294,000 and $7,839,000 were capitalized. Product development costs and the capitalization rate may vary depending in part on the number of products and the stage of development of the products in process.

     During the nine months ended October 31, 1996 and October 31, 1995, the Company acquired $3,754,000 and $5,586,000, respectively, of new property and equipment. Capital expenditures during the prior and current fiscal years included significant upgrades to computer equipment to keep current with technological advances and expansion of facilities worldwide. The Company's capital expenditures vary from year to year as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment, which is used in the development and support of its proprietary software products. Although capital expenditures for the nine months ended October 31, 1996 were less than the comparable period last year, management expects overall expenditures for property and equipment in future years to be consistent with those for the fiscal year ended January 31, 1996.


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


                              THE MACNEAL-SCHWENDLER CORPORATION
                              ----------------------------------
                                        (Registrant)





Date:  December 12, 1996
      ------------------


                                   /s/ LOUIS A. GRECO
                                   ----------------------------------------
                                   Louis A. Greco, Chief Financial Officer

                                   (Mr. Greco is the Principal Financial and
                                   Accounting Officer and has been duly
                                   authorized to sign on behalf of the
                                   registrant.)