Form 10-K405
period 1997-01-31
MACNEAL SCHWENDLER CORP
filed 1997-05-01
CIK 717238

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED JANUARY 31, 1997
                            COMMISSION FILE NUMBER  1-8722

                          THE MACNEAL-SCHWENDLER CORPORATION

                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                             95-2239450
      (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

          815 COLORADO BOULEVARD,                       90041
          LOS ANGELES, CALIFORNIA                     (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:   (213) 258-9111

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                  ON WHICH REGISTERED
            -------------------                  --------------------

  COMMON STOCK PAR VALUE $.01 PER SHARE        NEW YORK STOCK EXCHANGE
  7-7/8% CONVERTIBLE SUBORDINATED
  DEBENTURES DUE AUGUST 18, 2004               NEW YORK STOCK EXCHANGE

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

                             Yes  X         No
                                -----         -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of April 24, 1997 the approximate aggregate market value of The MacNeal-Schwendler Corporation's voting stock held by nonaffiliates was $126,242,000.

    As of April 24, 1997 there were outstanding 13,465,806 shares of Common Stock of The MacNeal-Schwendler Corporation.

    Documents incorporated by reference:   The Annual Proxy Statement of The
MacNeal-Schwendler Corporation for the Annual Meeting of Shareholders to be held on June 11, 1997 is incorporated by reference into Part III.

                                       FORM 10K
                                  TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

PROPERTIES ......... . . . . . . . . . . . . . . . . . . . . . . . . . .      7

LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . .      7

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
     MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . .      8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . .      9

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . .     14

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING. . . . . . .     30
   AND FINANCIAL DISCLOSURE

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
   ON FORM 8-K.... . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

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

    In the current computer-aided manufacturing environment, designs are subjected to engineering analysis before manufacturing has begun. MSC/NASTRAN is a basic CAE analytical tool. MSC/PATRAN is an interactive CAE environment that facilitates the use of geometric data from popular computer-aided design ("CAD") systems such as CATIA, Pro/ENGINEER, and EDS/Unigraphics in a variety of commercial analysis programs including MSC/NASTRAN. The use of CAE analysis helps to reduce product cost and increase reliability. CAE analysis can be used to break down a design prior to its physical manufacture, replacing time-consuming and costly manual analyses and physical testing and permits a substantial increase in the number of design trade-offs and design cycles. The Company's CAE tools are used by engineers worldwide in several diverse CAD/computer-aided manufacturing ("CAM") disciplines, including civil engineering, automobile design and manufacture, and aerospace.

    MSC/NASTRAN is a descendant of NASTRAN-Registered Trademark-, a computer program owned by the United States Government and leased to others. Since NASTRAN was first released in 1970, its contents and MSC/NASTRAN have rapidly diverged, and the current capabilities and scope of MSC/NASTRAN are substantially greater than those of NASTRAN. MSC commenced offering its proprietary version as a commercial product in 1971. Pursuant to a 1982 agreement with the National Aeronautics and Space Administration, MSC acquired the perpetual rights to commercially use those elements of NASTRAN which are embodied in MSC/NASTRAN. See "Intellectual Property Rights" below.

    MSC offers the following CAE products in addition to MSC/NASTRAN and MSC/PATRAN:

         MSC/ARIES - a geometric modeling and automatic meshing tool for use by design engineers in the early development stages of a mechanical product or component.

         MSC/DYTRAN - a tool used to solve highly nonlinear, transient dynamic problems, including those involving high speed impact, and fluid-structure interaction problems.

         MSC/NASTRAN for Windows - an integrated finite element modeling and analysis system for Windows NT, Windows 95, and Windows 3.1.

         MSC/MVISION - a materials data management system for test, design, and analysis engineers.

         MSC/SuperModel - provides automatic assembly of airframe and launch vehicle models.

    As an extension of its software business, the Company develops educational tools designed to train users of MSC/NASTRAN, MSC/PATRAN, and its other products. Training seminars are conducted in local languages on a frequent basis at the MSC Institute of Technology in Costa Mesa, California, at the Company's Los Angeles headquarters, at MSC's offices worldwide, and at actual client sites. In addition, the Company provides integration services to install and modify the software to meet customers' specific needs.

    The following is a detailed discussion of each of the Company's major CAE products:

MSC/NASTRAN
    MSC/NASTRAN is based upon the "finite element method" (FEM) of analysis. With FEM, complex structures are divided into small elements which form a finite element model. The model is then subjected to computer analysis. MSC/NASTRAN is used to analyze structures in order to determine, among other things, their strength, safety and performance characteristics. For example, in the aerospace industry, MSC/NASTRAN is employed to determine the stress distribution in the major parts of an aircraft, such as engines, wings, fuselage and tail. The computer analysis can be applied, creating a reduced usage of prototypes and other testing, to improve the design of aircraft by suggesting the removal of material where stresses are low and the addition of material where stresses are high. With this knowledge, aircraft can be made both stronger and lighter. The same principles can and have been applied to improve the design of jets, rockets, engines, automobiles, trucks, tires, ships, farm equipment, heavy industrial equipment, nuclear containment vessels, helicopters, spacecraft and other products and structures.

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

    Because MSC/NASTRAN has been designed in a modular way, new features can be added and obsolete features replaced without disrupting the other modules of the system. As a result, major changes in computer hardware have been systematically accommodated. For example, the program has been adapted to be used on minicomputers and microcomputers, including Windows-based personal computers. The Company believes that the continued development and maintenance of MSC/NASTRAN, together with the modular design features of the program, have prevented, and will continue to prevent, its obsolescence, although no assurance can be given that future changes in hardware or breakthroughs in software design will not result in the obsolescence of the program.

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

MSC/PATRAN
    MSC/PATRAN provides finite element modeling, analysis data integration, analysis simulation, and results evaluation capabilities required for analysts to simulate product performance early in the design-for-manufacture process. With MSC/PATRAN, an engineer is able to visualize the design, interface with other CAD programs, perform pre-processing to prepare the computer model for engineering analysis with MSC/NASTRAN, and perform post-processing of the results of the analysis from MSC/NASTRAN to assist in interpretation and visualization of the results, as well as integration of analysis data with testing software packages. All of the functions of the software can be integrated, automated and tailored to the user's specific requirements using a powerful programming command language.

    The MSC/PATRAN system can be described as software that provides three fundamental functions:

         MSC/PATRAN CORE SOFTWARE - The core of the MSC/PATRAN software enables the engineer to visualize the design, preprocess the design into a computer model for engineering analysis, and postprocess the results of the analysis into a graphical representation. The software interfaces with many popular CAD programs and many analysis packages such as MSC/NASTRAN.

         APPLICATION MODULES - Through a series of modules that can be added to the core software, engineers can perform analysis on stress, thermal, mechanisms and dynamics, fluid flow, solid modeling, and fatigue.

         Certain of these application modules have been developed by third parties and are marketed under joint development or marketing agreements.

         INTERFACES - MSC/PATRAN uses a series of interfaces that allow it to interact with programs developed by other companies in the CAD/CAM/CAE industry. These interfaces either involve direct links into other software or translate data to and from other software so that it can be processed within MSC/PATRAN.

    Currently, the Company focuses its development activities with respect to MSC/PATRAN on hardware platforms from DEC, HP, SUN, SGI, and IBM.

MSC/ARIES
    MSC/ARIES, which is based on solid geometric modeling, is a graphical and user friendly pre- and post-processing environment for MSC/NASTRAN and other major analysis codes.

    Comprised of several modules, MSC/ARIES allows engineers to create a solid model, derive engineering information such as mass and section properties, manage the material attributes of the solid model, apply load and boundary conditions directly to the solid, and generate either an automatic or mapped finite element mesh on the solid, resulting in a finite element model. The MSC/ARIES finite element model can be analyzed by a wide variety of popular design analysis codes. Analysis post-processing capabilities of MSC/ARIES allow engineers to view and query analysis results in numerous ways. Guided by analysis results, engineers can then use the integrated parametrics module to modify the solid model to better meet design criteria, all before downstream development functions such as drafting, physical prototyping, and manufacturing.

    MSC/ARIES supports an open systems architecture. The core module of MSC/ARIES is Solids, a precise solid modeling module based on the ACIS standard kernel. Because many other CAE/CAD/CAM software suppliers are also basing their emerging products on the ACIS standard, MSC/ARIES model data can be communicated to many popular software applications. In addition, MSC/ARIES data can be communicated to other applications via PDES/STEP, IGES, DXF, and various direct translators. This allows manufacturing companies to mix and match MSC software with products from many other vendors to provide superior solutions, not only at each point in the process, but also overall.

    MSC/ARIES runs on workstations, including those manufactured by SGI, HP, SUN, IBM and DEC, and on PC's based on Intel 386/486 and Pentium processors.

MSC/DYTRAN
    MSC/DYTRAN is designed to analyze transient, dynamic events characterized by large structural distortions or the interaction of fluids with structures. Using MSC/DYTRAN, engineers can solve many practical problems, including automotive crash simulations, vehicle occupant safety studies, and aircraft crash-worthiness studies.

    MSC/DYTRAN is also suitable for analyzing highly nonlinear and complex processes such as the ingestion of objects into jet engines, hypervelocity particle impacts upon spacecraft, the deployment of airbags in vehicle crashes, accident containment during the transportation of hazardous cargo, and ballistic armament penetration. With MSC/DYTRAN, engineers in a broad range of industries can conduct "what if" studies involving the dynamic response and interaction of fluids and structures subjected to high velocity impact. Events characterized by rapid energy releases, such as explosions, can also be simulated. MSC/DYTRAN has been used to successfully simulate phenomena as diverse as ship collisions, the seismic response of structures to earthquakes, the performance of munitions and armor, the safety tolerances of nuclear and chemical plant components, and automobile crashes.

MSC/MVISION
    MSC/MVISION is a materials software system for visualization, selection and data integration which helps companies take advantage of state-of-the-art materials technology throughout the design-to-manufacture process. MSC/MVISION electronically integrates data across engineering boundaries. It allows users to build their own proprietary materials database and provides access to that data across all engineering disciplines. It provides users with the ability to search, query, compare and manipulate materials data as well as with direct access to these databanks from within MSC/PATRAN.

MSC/SUPERMODEL
    MSC/SuperModel is an analysis process management and advanced aerospace modeling solution that dramatically reduces the time required for design simulation. Aerospace structures are designed, analyzed, and manufactured by multiple companies, with each responsible for a given component, such as a wing or fuselage. These companies are also responsible for the component's finite element model, which predicts stress and deflection. MSC/SuperModel assembles a number of component models (submodels) into a complete model (supermodel). MSC/SuperModel automates the task of managing the component and assembly processes, tasks to which aerospace companies previously devoted significant time and effort.

RESEARCH AND DEVELOPMENT
    The Company continually expends significant amounts on the development and maintenance of its suite of CAE software products, as well as on new product research and development. During the years ended January 31, 1997, 1996, and 1995, approximately $31,764,000, $30,752,000, and $30,252,000, respectively, was expended for software research and development. Of the amounts expended, $9,025,000 in 1997, $10,447,000 in 1996, and $9,226,000 in
1995 were included in software costs capitalized.

    The Company's development activities generally involve adding new capabilities to its family of CAE programs or converting those programs for use on new computer platforms. Such activities are intended to prevent technological obsolescence and assure the Company's clients the maximum flexibility in selecting computer hardware. A decision to undertake development activity to adapt MSC's software program for a particular computer is based upon the Company's estimates regarding feasibility, cost and the size of the market for the program in connection with the particular computer.

    Maintenance of MSC software products includes system integration, quality assurance testing, error correction, and modifications to accommodate changes to computer system software. Given the maturity of the Company's software, most maintenance efforts stem from continuing new developments. Maintenance costs are expensed as incurred.

MARKETING
    The Company's products are marketed internationally to aerospace, automotive, industrial, computer and electronics manufacturers, and universities. These categories of clients accounted for 39%, 25%, 24%, 9%, and 3%, respectively, of the Company's revenues for the fiscal year ended January 31, 1997.

    The Company markets its products through advertising in trade publications, participation in industry trade shows and exhibits, training seminars conducted worldwide, its existing client base and its complementary marketing agreements with computer hardware manufacturers.

    REVENUE POLICY. The Company provides a variety of licensing alternatives for the use of its software products. MSC's software products have been primarily offered on an annual pre-paid license basis. An annual pre-paid license is set at a fixed rate for the period and provides for payment in advance of use. Under the pre-paid agreement, license revenue is recognized at the time of sale, while maintenance revenue, representing approximately 15% of the revenue from a pre-paid license, is recognized ratably over the term of the maintenance period.

    In recent years, demand has also increased for paid-up licenses for engineering software products. A paid-up license provides significant revenue at the original time of sale of the product, with smaller payments for maintenance following the time of sale. The growth of paid-up licenses creates higher earnings volatility since larger amounts of revenue are recognized at one time instead of over a period of time.

    Foreign marketing is generally conducted in the same manner as U.S. marketing. The basic licensing agreements are substantially the same. Prices for agreements originating with MSC's German subsidiary are generally stated in German Marks and certain agreements originating within Japan are stated in Japanese Yen. The agreements stated in foreign currencies are subject to currency fluctuations. For the year ended January 31, 1997, foreign sales accounted for approximately 59% of gross revenues, most of which were attributable to Europe (30%) and Asia-Pacific (26%). The balance was attributable to Canada and South America. See Notes 7 and 9 of Notes to Consolidated Financial Statements for additional information with respect to the Company's foreign operations.

    SALES/SUPPORT OFFICES. The Company maintains U.S. sales and client support offices in the Los Angeles, Costa Mesa, San Jose, Sacramento, Denver, Dallas/Fort Worth, Atlanta, Chicago, Milwaukee, Detroit, Philadelphia, Boston, New York, Indianapolis, Rochester, Cleveland, St. Louis, Phoenix, and Seattle areas. The Los Angeles office also serves as the Company's headquarters. The other offices are staffed by sales and/or technical support representatives who have engineering backgrounds and experience using MSC products. These representatives market the Company's products, provide training in their use, respond to user support calls and provide integration services throughout North America.

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

    Representative arrangements are also utilized in several European and Far East countries as well as in India, Australia, and Latin America.

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

CUSTOMERS
    No customer of the Company accounts for more than 10% of the Company's consolidated revenues.

BACKLOG
    The Company does not maintain backlog statistics for its products because software is generally available for delivery upon execution of a licensing agreement or contract.

INTELLECTUAL PROPERTY RIGHTS
    MSC, MSC/, MSC/ARIES, MSC/DYNA, MSC/PISCES, PATRAN and M/VISION are registered trademarks of the Company. NASTRAN is a registered trademark of NASA. MSC/NASTRAN is an enhanced proprietary version of NASTRAN.

    MSC/NASTRAN, MSC/NASTRAN for Windows, MSC/DYTRAN, MSC/SuperModel, MSC/InCheck, and MSC/SuperForge are trademarks of the Company. Registration on certain of these trademarks is pending. Most of the Company's trademarks have also been registered in foreign countries. MSC believes that it could successfully defend the use of its trademarks, whether registered or pending registration, under federal or common law existing in the State of California.

    In addition, the Company maintains federal statutory copyright protection with respect to its software programs and products and has registered copyrights on all documentation and manuals related to these programs.

MERGERS AND ACQUISITIONS
    On August 18, 1994, the Company acquired all of the outstanding shares of PDA Engineering, Inc. ("PDA") through the issuance of $56,608,000 of its 7-7/8% Convertible Subordinated Debentures due 2004, or $6.85 per share, and cash of $5,313,000 to purchase all outstanding options. The acquisition was treated as a purchase for accounting purposes and, accordingly, the operating results of PDA from the date of the acquisition through January 31, 1997 have been reflected in the Company's consolidated financial statements in the applicable year.

COMPETITION
    The Company believes that MSC/NASTRAN is the leading program for engineering analysis worldwide based upon capability, international acceptance and sales volume. However, numerous programs which compete with MSC/NASTRAN are also available including other variants of NASTRAN, and the Company must continue to offer attractive prices and performance capabilities in order to retain existing clients and further extend its markets. See "Research and Development" and "Marketing" above. The Company competes primarily based upon product quality, service and technological innovation.

EMPLOYEES
    At January 31, 1997, the Company and its subsidiaries employed 627 persons, of whom 203 were involved in technical activities, 320 in sales and marketing and 104 in administration. Of these employees, 241 hold advanced degrees. The Company's business is dependent in part upon its ability to attract and retain highly skilled personnel who are in great demand. The Company has no contracts with labor organizations and believes its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT
    The table below sets forth certain information with regard to executive officers who are not also directors of the Company. The Company is not aware of any arrangement or understanding between such persons and any other persons pursuant to which the executive officers were selected as such. The Company is not aware of any family relationships between these executive officers and any other executive officers.

    Ken Blakely       42     Vice President and General Manager-Aerospace
                             Business Unit for the Company (March
                             1996-present); Vice President-Marketing (January
                             1995-March 1996); Department Director of
                             Production and Support for the Company (March
                             1993-December 1994); Section Manager of Technical
                             Product Planning and Support for the Company
                             (January 1992-February 1993); Department Director of Product Management and Support for the Company
                             (June 1991-December 1991); MSC/NASTRAN Program
                             Manager of the Company (October 1989-May 1991).

    Louis A. Greco    49     Chief Financial Officer of the Company (March
                             1983-present) and Corporate Secretary of the Company (December 1985-present).

    Thomas C. Tecco   47     Vice President of Automotive Business Unit for the
                             Company (August 1996 to present)

    James M. White    38     Vice President of Product Development for the
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

    This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Factors which could cause such results to differ materially from those described in the forward-looking statements include delays in developing, completing, or shipping new or enhanced products, fluctuation in quarterly results, foreign currency translations, and other risks and uncertainties that are detailed in the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES.
    The Company's offices in Los Angeles, California, and elsewhere are leased under agreements expiring at various times over the next one to ten years. See Note 12 of Notes to Consolidated Financial Statements of this report for additional information regarding the Company's lease obligations. The Company's principal offices are in Los Angeles, California, and include 56,690 square feet under leases expiring in 2005. Management of the Company believes current properties and facilities to be adequate and suitable for the Company's current and future needs.

ITEM 3.  LEGAL PROCEEDINGS.
    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
    No matters were submitted to a vote of shareholders during the last quarter of the Company's fiscal year ended January 31, 1997.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS. The Company's common stock had been listed for trading on the American
Stock Exchange and, pursuant to a Registration Statement on Form 8-A, which became effective June 24, 1996, the Company's common stock was listed on the New York Stock Exchange under symbol MNS. The following table sets forth through January 31, 1997, the high and low prices as reported on the applicable exchanges for the period shown:

                                                   SALES PRICES
                                                   ------------
                                                  HIGH       LOW
                                                  ----       ---

    Fiscal 1997
         Fourth quarter                         $10.13    $ 7.25
         Third quarter                            9.13      6.38
         Second quarter                          14.75      6.25
         First quarter                           15.00     13.00

    Fiscal 1996
         Fourth quarter                         $16.00    $13.50
         Third quarter                           19.63     13.13
         Second quarter                          15.00     12.75
         First quarter                           15.63     11.25


    As of April 11, 1997 there were 284 record holders of the Company's Common Stock. The Company had paid a quarterly dividend until September of 1996 when the dividend was eliminated. For the fiscal year ended January 31, 1997, the dividend declared aggregated $.22 per share. For the fiscal year ended January 31, 1996, the dividend declared aggregated $.64 per share. The price of the Common Stock on April 11, 1997 was $9.50.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                           FOR THE YEARS ENDED JANUARY 31,
                                                                           -------------------------------
                                                         1997            1996           1995*           1994         1993
                                                         ----            ----           -----           ----         ----
                                                                      In thousands, except per share amounts

    Revenue                                            $133,321       $130,483       $100,686        $79,574        $77,190
    Operating income (loss)                              19,043         24,739        (27,732)        16,785         16,098
    Net income (loss)                                     9,621         14,407        (30,382)        11,440          9,989
    Primary earnings (loss) per share                      .71           1.06          (2.27)           .86            .75
    Fully-diluted earnings (loss) per share                .70            .99          (2.27)           .86            .75
    Cash dividends declared per share                      .22            .64            .64            .64            .48
    Total assets                                        127,822        119,660        118,751         78,504         72,728
    Convertible long-term debt                           56,574         56,576         56,576           ----           ----


    * Reflects an in-process research and development charge of $35,000,000 and a restructuring charge of $8,962,000. Revenues in fiscal 1996 and 1995 were positively affected by the acquisition of PDA Engineering.

    The selected financial data for the five years ended January 31, 1997, are not reported upon herein by independent auditors. The selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and the related Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1997 VS. 1996
    The Company reported revenue of $133,321,000 for the year ended January 31, 1997, an increase of 2% from $130,483,000 for the year ended January 31, 1996. A total of 81% of revenue was derived from the licensing of the Company's software products (MSC/NASTRAN, MSC/PATRAN, MSC/ARIES,
MSC/SuperModel, MSC/MVISION, MSC/NASTRAN for Windows, MSC/DYTRAN, and MSC/ABAQUS), and 19% was derived from software maintenance and services revenue.

    The 2% increase in total revenue was adversely affected by the strength of the U.S. dollar compared to other foreign currencies during the period. The Asia-Pacific region, which accounts for 26% of the Company's total revenue, actually reported local currency growth of approximately 18% compared to the prior year. In U.S. dollar terms, the growth in the Asia-Pacific region was 7%. Europe, which accounts for 30% of the Company's total revenue, reported revenue improvement in local currency of almost 9% compared to the prior year or 3% in U.S. dollar terms. Latin America and Canada, which together account for 3% of the Company's total revenue, reported revenue growth of 16% in U.S. dollars. In addition to the strength of the U.S. dollar, real growth was also overshadowed by the sale of the electromagnetic analysis product line (MSC/EMAS) in July of 1996.

    Revenue from international operations was $78,944,000, or 59% of total revenue compared to $74,800,000, or 57% of total revenue for fiscal 1996.

    Operating expenses were $114,278,000 in fiscal 1997 compared to $105,744,000 in fiscal 1996, an increase of $8,534,000, or 8%. This increase is attributable to many factors.

    Cost of revenue was $20,384,000 in fiscal 1997 compared to $19,856,000 in fiscal 1996, an increase of $528,000, or 3%. Included in cost of revenue is the amortization of capitalized software costs of $7,874,000 in fiscal 1997 and $8,739,000 in fiscal 1996. The increase in the cost of revenue expense is primarily due to higher third-party royalty expenses brought about by increased revenues from software products that carry a royalty obligation.

    Research and development expense before the effects of capitalized software was $31,764,000 in fiscal 1997, compared to $30,752,000 in fiscal 1996, an increase of $1,012,000 or 3%. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," research and development expense is reported net of the amount capitalized, which was $9,025,000 in fiscal 1997 and $10,447,000 for fiscal 1996. If capitalized software is included, net research and development was $22,739,000 in fiscal 1997 compared to $20,305,000 in fiscal 1996, an increase of $2,434,000. A substantial portion of the increase relates to the amount of research and development capitalized in each period.
 The amount of product development capitalized can vary, depending in part on the number of products and their stage of development.

    Selling, general, and administrative expenses were $68,886,000 in fiscal 1997 compared to $63,163,000 in fiscal 1996, an increase of $5,723,000, or 9%. The increase in sales and marketing expense is primarily related to the expansion of the infrastructure in our international operations. The increases in general and administrative expense relate to the expansion of the Company's worldwide information systems network, and, to a lesser extent, to an increase in the Company's bad debt expense.

    Income from operations is significantly affected by the amount of software capitalized and the amortization thereof. Income from operations, excluding amortization and capitalization of software costs, was $17,892,000 in fiscal 1997 compared to $23,031,000 in fiscal 1996, a decrease of 22%.
The net effect of the amortization and capitalization of software costs was a $1,151,000 reduction of operating expenses in fiscal 1997 compared to a $1,708,000 reduction of operating expenses in fiscal 1996. Thus, the operating income benefit from the amortization and capitalization of software costs was $557,000 less in fiscal 1997 than fiscal 1996. Income from operations, including software capitalization and amortization, was $19,043,000 in fiscal 1997 compared to $24,739,000 in fiscal 1996, a decrease of 23%.

    Debenture interest reflects the accrued interest on the convertible subordinated debentures issued as part of the acquisition of PDA Engineering. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

    Other income (expense) was an expense of $333,000 in fiscal 1997 compared to income of $823,000 in fiscal 1996. The fluctuation is primarily attributable to the increased loss on exchange rate changes due to the significant strengthening of the U.S. dollar versus the German mark and Japanese yen during fiscal 1997. The exchange rate losses were partially offset by investment income, and gains and losses on sales of assets.

    The effective tax rate for the year was 32.5%, compared to 31.7% in fiscal 1996. This change reflects an increase of $114,000 in income tax expense on a year to year basis.

    Operating results in fiscal 1997 were unfavorably affected by fluctuations in functional currencies used in the Company's international operations. The effect of foreign currency translation on net income was an unfavorable variance of $1,826,000 in fiscal 1997 compared to fiscal 1996. The fluctuation of the U.S. dollar versus these currencies could continue to have an unfavorable effect in fiscal 1998 and future years.

1996 VS. 1995
    The Company reported revenue of $130,483,000 for the year ended January 31, 1996, an increase of 30% from $100,686,000 for the year ended January 31, 1995. A total of 83% of revenue was derived from the licensing of the Company's software products (MSC/NASTRAN, MSC/PATRAN, MSC/ARIES, MSC/MVISION, MSC/NASTRAN for Windows, MSC/DYTRAN, MSC/EMAS, and MSC/ABAQUS), and 17% was derived from software maintenance and services revenue.

    The 30% increase in total revenue was primarily the result of a 23% increase in software license revenue and a 77% increase in software maintenance and services revenue. The revenue growth was primarily attributable to the first full year of operations since the acquisition of PDA Engineering in August 1994. The debut of MSC/NASTRAN for Windows, a PC-based version of MSC/NASTRAN, had a positive impact on revenue growth. Revenue from MSC/NASTRAN increased 2% to $64,723,000 compared to $63,560,000 in fiscal 1995. Revenue from the MSC/PATRAN and MSC/MVISION family of products represented 30% of total revenue for the year ended January 31, 1996, compared to 17% in fiscal 1995. The substantial increase in the proportion of MSC/PATRAN and MSC/MVISION revenue is due to the first full year of revenue since the acquisition of PDA in the third quarter of fiscal 1995. These increases were partially offset by the decline in MSC/ARIES revenue during the year. Revenue from MSC/ARIES decreased by $1,868,000, or 26% compared to fiscal 1995. Included in fiscal 1995 was approximately $2,000,000 in revenues guaranteed under an agreement with a distributor of MSC/ARIES in Japan. The agreement expired during the fourth quarter of fiscal 1995.

    Revenues from international operations were $74,800,000, or 57% of total revenue compared to $49,478,000, or 49% of total revenue for fiscal 1995.

    Operating expenses were $105,744,000 in fiscal 1996 compared to $128,418,000 in fiscal 1995, a decrease of 18%. Excluding one-time charges totaling $43,962,000 incurred during the quarter ended October 31, 1994, operating expenses increased by 25% compared to fiscal 1995. The increase is attributable primarily to the inclusion of one full year of PDA operating expenses, in contrast to fiscal 1995, which, due to the timing of the acquisition in MSC's third quarter, included less than half of PDA's operating expenses. Increases in operating expenses also include the addition of headcount in sales and marketing, and goodwill amortization, partially offset by reductions in technical areas. Overall, operating expenses as a percentage of revenue, excluding one-time charges, decreased to 81% from 84% in fiscal 1995.

    Income from operations, excluding amortization and capitalization of software costs and one-time charges, increased by $9,001,000, or 64% compared to fiscal 1995. The net effect of capitalized software costs reduced operating expenses by $1,708,000 for fiscal 1996 compared to $2,200,000 in fiscal 1995. Thus, capitalized software costs had a negative effect on operating income in fiscal 1996 as compared to fiscal 1995.

    Operating margins, excluding one-time charges, were 19% and 16% for the years ended January 31, 1996 and 1995, respectively. Excluding one-time charges, but including the effects of net capitalized software, operating income in fiscal 1996 was 52% higher than fiscal 1995 and was mainly the result of revenues that grew more quickly than expenses.

    The debenture interest reflects the accrued interest on the convertible subordinated debentures issued as part of the acquisition of PDA. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

    Other income includes investment income and gains and losses on sales of assets, and is net of non-operating expenses and losses on sales of assets.

    The effective tax rate for the year was 31.7%, as compared to 33.6% in fiscal 1995, excluding non-deductible one-time charges. The decrease reflects benefit recognized by a larger percentage of revenue generated through the Company's Foreign Sales Corporation, resulting in recognizable credits in the current period.

    Operating results in fiscal 1996 were favorably affected by fluctuations in functional currencies used in the Company's international operations. The effect of foreign currency translation on operating results was a favorable variance of $1,660,000 in fiscal 1996 compared to a favorable effect of $347,000 in fiscal 1995.

COMPANY TRENDS
    During fiscal 1997, the Company created three industry-oriented business units in order to increase focus on its customers. The Company believes that by organizing itself around three core customer groups -- Aerospace, Automotive, and Growth Industries -- it can provide customers with complete mechanical computer-aided engineering solutions instead of simply selling software.

    Also during fiscal 1997, the Company acquired Automotive Analytics, Inc., which included an analysis tool specifically for automotive engineers, as well as a group of consultants experienced at applying CAE techniques to support the automotive engineering design process.

INDUSTRY AND ECONOMIC TRENDS
    According to Daratech, Inc., a research group, the overall mechanical CAD/CAM/CAE software market grew by an estimated 14% in 1996. The market is expected to continue its growth in 1997. As the market matures, it is aligning itself into two business groups. One consists of vertically organized high-end software and integration vendors. The second consists of vendors offering lower-priced packaged solutions.

OPERATING PATTERN
    Approximately 94%, 93%, and 93% of the Company's revenues in fiscal 1997, 1996, and 1995, respectively, consisted of license and maintenance revenue paid by customers for use of the Company's software products. Historically, license revenue was mainly generated by the volume of customer use of the Company's software. However, this has changed in recent years due to the increased popularity and computing power of workstations and personal computers, and a migration by the market to annual leases and paid-up licenses. The Company expects this trend toward annual leases and paid-up licenses to continue as workstations increase in computing power, and personal computers become more powerful. The Company is addressing this shift by providing versions of its software tailored to run on these platforms, such as MSC/NASTRAN for Windows.

RESTRUCTURING CHARGES
    A restructuring charge of $9,800,000 was included as part of the allocation of the purchase price of PDA during fiscal 1995. This charge related principally to a reduction of 100 employees from the work force, and the elimination and consolidation of duplicate facilities and equipment.

    An additional restructuring charge of $8,962,000 related to the PDA acquisition was recorded in operating expenses in the third quarter of fiscal 1995, of which approximately $2,600,000 related to the write-off of overlapping capitalized software product costs; $2,700,000 to the elimination of duplicate facilities and equipment; $2,900,000 to a reduction in work force; and the balance to other costs directly associated with the acquisition.

LIQUIDITY AND CAPITAL RESOURCES
    Working capital needed to finance the Company's growth in the past has been provided by cash on hand and cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for working capital needs in the foreseeable future. Net cash from operating activities was $28,439,000, $25,977,000, and $5,813,000 in fiscal 1997, 1996, and 1995, respectively. In fiscal 1995, net cash from operating activities was significantly affected by the PDA acquisition. The Company's working capital at January 31, 1997, was $33,029,000, compared to $21,182,000 at January 31, 1996. The Company has an agreement with its principal bank for a $15,000,000 unsecured line of credit at the prevailing prime rate. No amounts were outstanding under this line of credit as of April 23, 1997.

    The Company issued convertible subordinated debentures in connection with the PDA acquisition in the aggregate amount of approximately $56,608,000. The debentures bear interest at 7-7/8%, with interest payments due semi-annually in March and September. Each semi-annual interest payment was approximately $2,200,000 in fiscal 1996. The amount of interest will decrease if the debentures are converted into common stock. The debentures mature in August 2004.

    Management expects to continue to invest a substantial portion of the Company's revenues in the research and development of new computer software products and the enhancement of existing products. The Company expended a total of $31,764,000, $30,752,000, and $30,252,000 in fiscal 1997, 1996, and
1995, respectively, on research and development efforts, of which $9,025,000, $10,447,000, and $9,226,000 were capitalized in fiscal 1997, 1996, and 1995, respectively. Product development costs and the capitalization rate may vary depending, in part, on the number of products and their stage of development.

    During the years ended January 31, 1997, 1996, and 1995, the Company acquired $4,591,000, $7,885,000, and $3,656,000, respectively, of new property and equipment. Capital expenditures during fiscal 1997 included significant upgrades in computer equipment in order to keep current with technological advances and expansion of facilities. The Company's capital expenditures vary from year to year, as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in future years to be consistent with those for fiscal 1997.

    The Company sold its Electromagnetics Business Unit (EBU) to Ansoft Corporation for $5,600,000 in July 1996, which did not result in a material effect on earnings. The sale of the unit did not materially affect fiscal 1997 net income compared to prior years because of the relatively small size compared to the Company's overall operations. However, the sale did significantly improve both the Company's cash position and its cash used in investing activities, compared to fiscal 1996. Since the sale of the EBU is a non-recurring event, the Company does not expect to benefit from similar one-time liquidity improvements in future periods.

    During the middle of 1996, the Company eliminated its quarterly dividend in order to reinvest more of its earnings into its operations. Dividend payments were made on the Company's common stock in the aggregate amounts of $5,111,000, $8,571,000, and $8,563,000 in the years ended January 31, 1997,
1996, and 1995, respectively. The Company does not plan to reinstate the payment of dividends in the foreseeable future.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company adopted SFAS No. 121 in the first quarter of fiscal 1997. The adoption of SFAS No. 121 had no material effect on the Company's results of operations.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees," which became effective for the Company's fiscal year ending January 31, 1997. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. The Company adopted the disclosure requirements of SFAS No. 123 in the first quarter of fiscal 1997, but elected to continue to measure compensation costs following present accounting rules under APB No. 25. Consequently, the Company provided pro forma disclosures of what net income and earnings per share would have been had the fair market value method of SFAS No. 123 been used for the relevant periods. Such disclosures are provided in Note 11 to the consolidated financial statements.

INFLATION
    Inflation in recent years has not had a significant effect on the Company's business.

Item 8.  Financial Statements and Supplementary Data

                          THE MACNEAL-SCHWENDLER CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                               JANUARY 31, 1997 AND 1996

                                        ASSETS

                                                     1997             1996
                                                 -------------  --------------
Current assets:
     Cash and cash equivalents . . . . . . . .   $  24,016,000  $   7,235,000
     Short-term investments. . . . . . . . . .       1,052,000      3,340,000
     Accounts receivable, net. . . . . . . . .      36,328,000     36,455,000
     Deferred tax charges. . . . . . . . . . .       3,111,000      3,219,000
     Income tax refund receivable. . . . . . .          ------      1,243,000
     Other current assets. . . . . . . . . . .       5,773,000      5,056,000
                                                 -------------  -------------
         Total current assets. . . . . . . . .      70,280,000     56,548,000
Property and equipment, net  . . . . . . . . .      10,242,000     12,281,000
Capitalized software costs, net  . . . . . . .      28,173,000     29,069,000
Goodwill and other intangible assets, net  . .      16,265,000     19,090,000
Other assets  .  . . . . . . . . . . . . . . .       2,862,000      2,672,000
                                                 -------------  -------------
                                                 $ 127,822,000  $ 119,660,000
                                                 -------------  -------------
                                                 -------------  -------------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable . . . . . . . . . . . . .   $   2,248,000  $   2,436,000
    Accrued liabilities. . . . . . . . . . . .
       Compensation and related expenses . . .       6,845,000      4,075,000
       Contribution to profit sharing plan . .       3,107,000      3,155,000
       Other . . . . . . . . . . . . . . . . .      15,233,000     12,896,000
    Restructuring reserve. . . . . . . . . . .          ------      1,389,000
    Deferred income. . . . . . . . . . . . . .       9,035,000      8,663,000
    Dividends payable. . . . . . . . . . . . .          ------      2,151,000
    Income taxes payable . . . . . . . . . . .         783,000        601,000
                                                 -------------  -------------
         Total current liabilities . . . . . .      37,251,000     35,366,000
Deferred income taxes  . . . . . . . . . . . .      10,465,000     10,573,000
Convertible Subordinated Debentures  . . . . .      56,574,000     56,576,000

Commitments

Shareholders' equity:. . . . . . . . . . . . .
    Preferred Stock, $0.01 par value,
    10,000,000 shares authorized; no
      shares outstanding in 1997 and 1996               ------         ------
    Common Stock, $0.01 par value, 100,000,000
      shares authorized; 13,455,800 and
      13,448,100 issued and outstanding in 1997
      and 1996, respectively . . . . . . . . .      30,250,000     30,082,000
    Retained earnings. . . . . . . . . . . . .      (4,093,000)   (10,754,000)
    Accumulated translation adjustment . . . .      (2,625,000)    (2,183,000)
                                                 -------------  -------------

         Total shareholders' equity. . . . . .      23,532,000     17,145,000
                                                 -------------  -------------
                                                 $ 127,822,000  $ 119,660,000
                                                 -------------  -------------
                                                 -------------  -------------

                             See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


                                                            1997              1996              1995
                                                        ---------------   --------------   ---------------
Revenues:
    Software licenses. . . . . . . . . . . . .         $ 107,594,000     $ 108,719,000    $  88,375,000
    Software maintenance and services. . . . .            25,727,000        21,764,000       12,311,000
                                                        ---------------   --------------   ---------------
       Total revenues. . . . . . . . . . . . .           133,321,000       130,483,000      100,686,000
Operating expenses:. . . . . . . . . . . . . .
    Cost of revenue. . . . . . . . . . . . . .            20,384,000        19,856,000       12,033,000
    Amortization of goodwill and other intangibles         2,269,000         2,420,000          731,000
    Research and development . . . . . . . . .            22,739,000        20,305,000       21,026,000
    Selling, general, and administrative . . .            68,886,000        63,163,000       50,666,000
    In-process research and development. . . .                ------            ------       35,000,000
    Restructuring costs. . . . . . . . . . . .                ------            ------        8,962,000
                                                        ---------------   --------------   ---------------
         Total operating expenses. . . . . . .           114,278,000       105,744,000      128,418,000
Operating income (loss). . . . . . . . . . . .            19,043,000        24,739,000      (27,732,000)
Debenture interest . . . . . . . . . . . . . .            (4,456,000)       (4,465,000)      (1,967,000)
Other income (expense), net. . . . . . . . . .              (333,000)          823,000          617,000
                                                        ---------------   --------------   ---------------
Income (loss) before income taxes. . . . . . .            14,254,000        21,097,000      (29,082,000)
Provision for income taxes . . . . . . . . . .             4,633,000         6,690,000        1,300,000
                                                        ---------------   --------------   ---------------
Net income (loss). . . . . . . . . . . . . . .         $   9,621,000     $  14,407,000     $(30,382,000)
                                                         ---------------   --------------   ---------------
                                                        ---------------   --------------   ---------------
Primary earnings (loss) per share. . . . . . .         $        0.71     $        1.06     $      (2.27)
                                                        ---------------   --------------   ---------------
                                                        ---------------   --------------   ---------------
Fully-diluted earnings (loss) per share. . . .         $        0.70     $        0.99     $      (2.27)
                                                        ---------------   --------------   ---------------
                                                        ---------------   --------------   ---------------










                               See accompanying notes.

                          THE MACNEAL-SCHWENDLER CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995



                                                                            1997                1996                1995
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $   9,621,000       $  14,407,000       $ (30,382,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
     Depreciation and amortization of property and equipment. . . . .      6,346,000           5,880,000           5,576,000
     Amortization of goodwill and other intangibles . . . . . . . . .      2,269,000           2,420,000             731,000
     Amortization of capitalized software costs . . . . . . . . . . .      7,874,000           8,739,000           7,026,000
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .         ------           2,669,000          (5,686,000)
     (Gain) loss on disposal of property and equipment. . . . . . . .         93,000              (4,000)             48,000
     Write-off of in-process research and development . . . . . . . .         ------              ------          35,000,000

  Changes in assets and liabilities:
     Accounts receivable, net . . . . . . . . . . . . . . . . . . . .        (19,000)         (2,633,000)        (10,590,000)
     Other current assets . . . . . . . . . . . . . . . . . . . . . .       (584,000)           (769,000)          6,179,000
     Income tax refund receivable . . . . . . . . . . . . . . . . . .      1,243,000           2,902,000          (4,145,000)
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       (246,000)           (243,000)           (460,000)
     Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .      1,977,000             686,000           7,914,000
     Deferred income. . . . . . . . . . . . . . . . . . . . . . . . .      1,094,000          (4,250,000)          1,216,000
     Restructuring reserve. . . . . . . . . . . . . . . . . . . . . .     (1,379,000)         (4,428,000)         (4,303,000)
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . .        150,000             601,000          (2,311,000)
                                                                        ---------------     ---------------     ---------------
  Net cash provided by operating activities . . . . . . . . . . . . .     28,439,000          25,977,000           5,813,000

  Cash flows from investing activities:
     Decrease in short-term investments . . . . . . . . . . . . . . .      2,288,000           3,735,000          10,709,000
     Proceeds from sale of Electromagnetics Business Unit . . . . . .      5,600,000              ------              ------
     Acquisition of property and equipment. . . . . . . . . . . . . .     (4,591,000)         (7,885,000)         (3,656,000)
     Purchase of subsidiaries, net of cash acquired . . . . . . . . .       (115,000)             ------          (2,594,000)
     Capitalized software costs . . . . . . . . . . . . . . . . . . .     (9,025,000)        (10,447,000)         (9,226,000)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (428,000)         (1,462,000)          4,573,000
                                                                        ---------------     ---------------     ---------------
  Net cash used in investing activities . . . . . . . . . . . . . . .     (6,271,000)        (16,059,000)           (194,000)

  Cash flows from financing activities:
     Payments of long-term debt . . . . . . . . . . . . . . . . . . .         ------              ------             (19,000)
     Issuance of common stock . . . . . . . . . . . . . . . . . . . .        166,000             716,000              54,000
     Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . .     (5,111,000)         (8,571,000)         (8,563,000)
                                                                        ---------------     ---------------     ---------------
  Net cash used in financing activities . . . . . . . . . . . . . . .     (4,945,000)         (7,855,000)         (8,528,000)
  Translation adjustment. . . . . . . . . . . . . . . . . . . . . . .       (442,000)         (1,772,000)           (253,000)
                                                                        ---------------     ---------------     ---------------
  Net increase in cash and cash equivalents . . . . . . . . . . . . .     16,781,000             291,000          (3,162,000)
  Cash and cash equivalents at beginning of year. . . . . . . . . . .      7,235,000           6,944,000          10,106,000
                                                                        ---------------     ---------------     ---------------
  Cash and cash equivalents at end of year. . . . . . . . . . . . . .  $  24,016,000       $   7,235,000       $   6,944,000
                                                                        ---------------     ---------------     ---------------
                                                                        ---------------     ---------------     ---------------
  Supplemental cash flow information:
     Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . .  $   3,208,000       $   2,857,000       $   3,568,000
                                                                        ---------------     ---------------     ---------------
                                                                        ---------------     ---------------     ---------------
     Debenture interest paid. . . . . . . . . . . . . . . . . . . . .  $   4,454,000       $   4,737,000              ------
                                                                        ---------------     ---------------     ---------------
                                                                        ---------------     ---------------     ---------------
  Reconciliation of assets acquired and liabilities assumed:
     Fair value of assets acquired. . . . . . . . . . . . . . . . . .  $     309,000              ------       $  85,249,000
     Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . .        194,000              ------          82,655,000
                                                                        ---------------     ---------------     ---------------
                                                                       $     115,000              ------       $   2,594,000
                                                                        ---------------     ---------------     ---------------
                                                                        ---------------     ---------------     ---------------



                               See accompanying notes.

                          THE MACNEAL-SCHWENDLER CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995




                                                           SHARES OF                                    ACCUMULATED       TOTAL
                                                            COMMON          COMMON       RETAINED       TRANSLATION   SHAREHOLDERS'
                                                             STOCK           STOCK       EARNINGS        ADJUSTMENT       EQUITY
                                                        --------------- -------------- --------------- ------------- --------------
Balance at January 31, 1994. . . . . . . . . . . . . .     13,375,500  $  29,312,000  $  22,365,000    $  (158,000) $  51,519,000
   Shares issued under Stock Option Plan . . . . . . .          3,800         44,000                                       44,000
     Cash dividends declared - $.64 per share. . . . .                                   (8,563,000)                   (8,563,000)
   Shares issued from Conversion of
     Debentures. . . . . . . . . . . . . . . . . . . .            700         10,000                                       10,000
      Net loss . . . . . . . . . . . . . . . . . . . .                                  (30,382,000)                  (30,382,000)
    Translation adjustment . . . . . . . . . . . . . .                                                    (253,000)      (253,000)
                                                        --------------- -------------- --------------- ------------- --------------
Balance at January 31, 1995. . . . . . . . . . . . . .     13,380,000     29,366,000    (16,580,000)      (411,000)    12,375,000
   Shares issued under Stock Option Plan . . . . . . .         68,100        716,000                                      716,000
     Cash dividends declared - $.64 per share. . . . .                                   (8,581,000)                   (8,581,000)
      Net income . . . . . . . . . . . . . . . . . . .                                   14,407,000                    14,407,000
    Translation adjustment . . . . . . . . . . . . . .                                                  (1,772,000)    (1,772,000)
                                                        --------------- -------------- --------------- ------------- --------------
Balance at January 31, 1996. . . . . . . . . . . . . .     13,448,100     30,082,000    (10,754,000)    (2,183,000)    17,145,000
   Shares issued under Stock Option Plan . . . . . . .          7,700        168,000                                      168,000
     Cash dividends declared - $.22 per share. . . . .                                   (2,960,000)                   (2,960,000)
      Net income . . . . . . . . . . . . . . . . . . .                                    9,621,000                     9,621,000
    Translation adjustment . . . . . . . . . . . . . .                                                    (442,000)      (442,000)
                                                        --------------- -------------- --------------- ------------- --------------
Balance at January 31, 1997. . . . . . . . . . . . . .     13,455,800  $  30,250,000  $  (4,093,000)   $(2,625,000) $  23,532,000
                                                        --------------- -------------- --------------- ------------- --------------
                                                        --------------- -------------- --------------- ------------- --------------




                               See accompanying notes.

                          THE MACNEAL-SCHWENDLER CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS INFORMATION BUSINESS. The Company designs, produces, and markets proprietary computer software products for use in computer-aided engineering. The Company's products are marketed internationally to aerospace, automotive, and other industrial concerns, computer and electronics manufacturers, and universities.

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

    REVENUE RECOGNITION. Revenue from leasing computer software products is recognized as earned. Revenue from prepaid and paid-up licenses is recognized in full upon the delivery of the software, with maintenance on such licenses deferred and recognized over the term of the maintenance agreement, generally one year.

    STOCK-BASED COMPENSATION. The Company grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

    RECLASSIFICATIONS. The consolidated financial statements for 1996 and 1995 contain certain reclassifications to conform to the 1997 presentation.

    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS. For purposes of the consolidated statements of cash flows, the Company considers investments in money market instruments to be cash equivalents. In 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a significant effect on the Company's financial statements. Short-term investments (principally municipal debt securities with maturity dates generally within one year) are classified as "held-to-maturity," based on the Company's positive intent and ability to hold the securities to maturity. Unrealized gains and losses were not significant at January 31, 1997, or January 31, 1996.

    ACCOUNTS RECEIVABLE. Accounts receivable are reported net of allowances for doubtful accounts. The Company's revenue is generated from customers in diversified industries, primarily in North America, Europe, and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

    PROPERTY AND EQUIPMENT. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of assets, ranging from two to five years.

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

    GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill, amounting to approximately $11,456,000 and $13,607,000 net of accumulated amortization of $3,732,000 and $2,226,000 as of January 31, 1997 and 1996, respectively, arising from acquisitions is amortized on the straight-line basis over a period of 10 years. Other intangibles amounted to approximately $4,809,000 and $5,483,000, net of accumulated amortization as of January 31, 1997 and 1996, respectively, and are amortized on a straight-line basis over five to 10 years. Accumulated amortization of other intangibles as of January 31, 1997 and 1996, amounted to $1,968,000 and $1,206,000, respectively. The carrying value of intangibles is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying business. Adjustments are made if the sum of expected future net cash flows is less than book value. No adjustments have been made in the periods presented.

    MARKETING COMMUNICATIONS EXPENSE. The cost of marketing communications is expensed as incurred. The Company incurred $1,431,000, $1,229,000, and $1,035,000 in marketing communications costs during fiscal 1997, 1996, and 1995, respectively.

    ROYALTIES TO THIRD-PARTIES. The Company has several agreements with third-parties requiring the payment of royalties for sales of third-party products, or inclusion of such products as a component of the Company's products.

    INCOME TAXES. Provision is made in the Company's financial statements for current income taxes payable, and deferred income taxes arising primarily from temporary differences in accounting for capitalized software costs, undistributed earnings of international subsidiaries, depreciation expense, deferred income, and state income taxes.

    EFFECT OF FOREIGN CURRENCY. The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the period end. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a separate component of shareholders' equity in the consolidated balance sheet.

    EARNINGS PER SHARE. Primary earnings per share are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period, which were 13,570,000 in 1997, 13,582,000 in 1996, and 13,386,000 in 1995. Common stock equivalent shares include stock options outstanding during the period computed under the treasury stock method. Common equivalents are excluded from the calculation in 1995, because their effect is anti-dilutive.

    Fully-diluted earnings per share for 1997 and 1996 assumes the convertible subordinated debentures were converted into common stock at the beginning of the period, and the related interest requirements, net of tax, are added to net income in the calculation. The assumed conversion of the debentures is excluded from the calculation in 1995 because the effect is anti-dilutive. Shares outstanding for calculating fully-diluted earnings per share were 17,347,000 for 1997 and 17,336,000 for 1996.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present, and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company adopted SFAS No. 121 in the first quarter of fiscal 1997. The adoption of SFAS No. 121 had no material effect on the Company's results of operations.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees," which became effective for the Company's fiscal year ending January 31, 1997. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. The Company adopted the disclosure requirements of

SFAS No. 123 in the first quarter of fiscal 1997, but elected to continue to measure compensation costs following present accounting rules under APB No.
25. Consequently, the Company has provided pro forma disclosures of what net income and earnings per share would have been, had the fair market value method of SFAS No. 123 been used for the relevant periods. Such disclosures are provided in Note 11 to the consolidated financial statements.

NOTE 2:  MERGERS AND ACQUISITIONS
    In July 1996, the Company sold its Electromagnetics Business Unit to Ansoft Corporation for $5,600,000, which did not result in a material effect on earnings. The sale of the unit did not materially affect fiscal 1997 net income compared to prior years because of the relatively small size compared to the Company's overall operations.

    On August 18, 1994, the Company acquired all the outstanding shares of PDA Engineering, Inc. (PDA) through the issuance of $56,608,000 of its 7-7/8% Convertible Subordinated Debentures (due 2004), or $6.85 per share, and cash of $5,313,000 to purchase all in the money options. See Note 8 for a description of the debentures. In allocating the purchase price to the acquired assets and assumed liabilities, the Company has provided $9,800,000 for costs of restructuring PDA operations, principally related to work force reduction and duplicate facilities. The acquisition was treated as a purchase for accounting purposes and, accordingly, the operating results of PDA from the date of the acquisition through January 31, 1997, have been reflected in the Company's consolidated financial statements.

    The total purchase price was allocated to the assets and liabilities of PDA based on their approximate fair market value. The appraisal of the acquired business included $35,000,000 of purchased in-process research and development, which was written off at the time of the acquisition and appears as a charge for the quarter ending October 31, 1994. The remaining purchase price was allocated to net tangible assets of approximately $18,657,000, $4,500,000 of identified intangible assets, and $13,600,000 of goodwill. Goodwill and identified intangibles are being amortized over 10 years.

    An additional charge of $8,962,000 related to the acquisition was also recorded in the third quarter of fiscal 1995, of which approximately $2,600,000 related to the write-off of overlapping capitalized software product costs; $2,700,000 to the elimination of duplicate facilities and equipment; $2,900,000 to a reduction in work force; and the balance for other costs directly associated with the acquisition.

    Included in the above restructuring reserves were approximately $10,800,000 of items that relate to cash expenditures. As of January 31, 1997, the entire $10,800,000 had been expended in relation to these items.

NOTE 3:  ACCOUNTS RECEIVABLE
    The components of the Company's allowance for doubtful accounts receivable consist of the following:

                                                       Years Ended January 31,
                                                      -------------------------
                                                        1997             1996
                                                        ----             ----
         DOLLARS IN THOUSANDS

         Beginning balance                              $2,562         $3,574
         Amounts charged to expense                        616            152
         Writedowns against the reserve                  1,372          1,164
                                                         -----          -----
         Ending balance                                 $1,806         $2,562
                                                        ------         ------
                                                        ------         ------

NOTE 4:  PROPERTY AND EQUIPMENT
    Property and equipment, at cost, consist of the following:

                                                               January 31,
                                                               -----------
                                                          1997          1996
       DOLLARS IN THOUSANDS                               ----          ----

       Computers and other equipment                    $ 30,026     $ 27,520
       Furniture and fixtures                              1,862        1,911
       Leasehold improvements                              1,666        1,729
                                                       ---------    ---------
                                                          33,554       31,160
       Less accumulated depreciation and amortization    (23,312)     (18,879)
                                                       ---------    ---------
                                                        $ 10,242     $ 12,281
                                                       ---------    ---------
                                                       ---------    ---------

NOTE 5:  CAPITALIZED SOFTWARE COSTS
       Amortization of software costs capitalized of $7,874,000 in 1997, $8,739,000 in 1996, and $7,026,000 in 1995 is included in cost of revenues. Software costs capitalized amounted to $9,025,000 in 1997, $10,447,000 in 1996, $9,226,000 in 1995. In addition, the Company wrote off capitalized software costs of $4,897,000 and accumulated amortization of $2,700,000 in connection with the sale of the Electromagnetics Business Unit. The Company also purchased certain software that was capitalized in fiscal 1997 amounting to $150,000.

                                                               January 31,
                                                               -----------
                                                          1997          1996
    DOLLARS IN THOUSANDS                                  ----          ----

    Capitalized software costs                           $54,617      $50,339
    Less accumulated amortization                        (26,444)     (21,270)
                                                       ---------    ---------
    Capitalized software costs, net                      $28,173      $29,069
                                                       ---------    ---------
                                                       ---------    ---------

NOTE 6:  OTHER ACCRUED LIABILITIES
    The components of the Company's other accrued liabilities are the following:


                                                               January 31,
                                                               -----------
                                                          1997          1996
    DOLLARS IN THOUSANDS                                  ----          ----

    Debenture interest payable                          $ 1,687       $ 1,685
    Royalties payable                                       911           791
    Commissions payable                                   3,958         3,369
    Consumption taxes payable                             3,552         1,700
    Post-retirement benefits                              1,167         1,060
    Bonuses payable                                         224           200
    Other                                                 3,734         4,091
                                                        -------       -------
    Total                                               $15,233       $12,896
                                                        -------       -------
                                                        -------       -------

NOTE 7:  TAXES BASED ON INCOME
    The Company utilizes the asset and liability method of accounting for income taxes.

    The provision for taxes based on income consists of the following:

                                                 YEARS ENDED JANUARY 31,

                                            1997           1996           1995
         DOLLARS IN THOUSANDS               ----           ----           ----

         Current:
           Federal                          $560           $464        $(5,698)
           State                             404            675             49
           Foreign                         3,669          2,882          2,656
                                           -----          -----          -----
                                           4,633          4,021         (2,993)

           Deferred                          ---          2,669          4,293
                                             ---          -----          -----
                                          $4,633         $6,690         $1,300
                                          ------         ------         ------
                                          ------         ------         ------

    The foreign tax provisions for fiscal 1997, 1996, and 1995 include withholding taxes of $1,780,000, $1,811,000, and $1,651,000, respectively, assessed to the Company by foreign authorities on foreign revenues remitted to the U.S. The Company's foreign operations realized combined net income, including intercompany charges and before taxes, of $2,025,000 in 1997, $1,841,000 in 1996, and $398,000 in 1995.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 1997 and 1996, are as follows:

                                                               January 31,
                                                               -----------
                                                           1997           1996
         DOLLARS IN THOUSANDS                              ----           ----

         Deferred tax liabilities
             Tax in excess of book depreciation             $36           $213
             Capitalized software                        12,274         12,779
             Intangible assets                            1,391          1,576
             Organization costs                             591            ---
             Prepaid expenses                               126            189
                                                         ------         ------
             Total deferred tax liabilities              14,418         14,757

         Deferred tax assets
             State taxes                                    622          1,192
             Accrued liabilities                            306            739
             Net operating losses                         5,664          6,811
             Deferred revenue                               910            253
             Undistributed earnings of
                  foreign subsidiaries                    2,055          1,434
             Business credits                             1,918          1,659
             Sale of business unit                          540            ---
             Restructuring charge                           ---            372
             Benefits and compensation                      883            842
             Other                                          (34)             5
                                                         ------         ------
                  Total deferred tax assets              12,864         13,307
             Valuation allowance                         (5,800)        (5,904)
                                                         ------         ------
                 Net deferred tax assets                  7,064          7,403
                                                         ------         ------
             Net deferred tax liabilities                $7,354         $7,354
                                                         ------         ------
                                                         ------         ------

The balance sheet presentation of the net deferred tax liabilities is as follows:

                                                      January 31,
                                                      -----------
                                                  1997           1996
       DOLLARS IN THOUSANDS                       ----           ----

       Net long-term deferred tax liability    $10,465        $10,573
       Current deferred charges                 (3,111)        (3,219)
                                                ------         ------
       Net deferred tax liabilities             $7,354         $7,354
                                                -------        ------
                                                -------        ------

    At January 31, 1997, the Company had net operating loss carryforwards and net operating loss carrybacks for federal income tax purposes of approximately $14,115,000 and $2,068,000, respectively. The federal net operating loss carryforwards expire at various dates through the year 2010. An acquisition by the Company in 1993 constituted an ownership change for federal income tax purposes and, as a result, the amount of net operating loss carryforward that may be utilized in any given year may be limited. For financial reporting purposes, a valuation allowance of $5,800,000 at January 31, 1997, $5,904,000 at January 31, 1996, and $4,402,000 at January 31, 1995,
has been recognized to offset the deferred tax assets relating to recent acquisitions.

    The following table reconciles the provision for taxes based on income before taxes to the statutory federal income tax rate of 35% for the years ended January 31, 1997, 1996, and 1995.

                                                     YEARS ENDED JANUARY 31,
                                                  1997        1996       1995
       DOLLARS IN THOUSANDS                       ----        ----       ----

       Tax expense at statutory rate            $4,989     $7,384    $(10,179)
       Increase (decrease) related to:
       State income taxes, net of
         federal benefits                          504        926         281
       Amortization of goodwill                    527        580         177
       Income of Foreign Sales Corporation      (1,201)    (1,632)       (655)
       Excludable portion of investment
         income                                    (24)       (91)       (150)
       Excludable research and development
         writeoff                                  ---        ---      12,250
       Benefit from net operating loss            (104)        (5)       (445)
       Other, net                                  (58)      (472)         21
                                                  -----      -----      -----
                                                 $4,633     $6,690     $1,300
                                                 ------     ------     ------
                                                 ------     ------     ------

NOTE 8:  CONVERTIBLE SUBORDINATED DEBENTURES
    The Company issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA. The debentures bear interest at 7-7/8% with interest payments due semi-annually on March 15th and September 15th. They have a conversion feature that permits the holder to convert the debentures into shares of the Company's common stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at the Company's option at any time after August 18, 1997, upon payment of a premium. At January 31, 1997, the fair market value of the debentures outstanding, based on their quoted trading price, was approximately $55,443,000.

NOTE 9:  INTERNATIONAL OPERATIONS
    The following tables summarize consolidated financial information of the Company's operations by geographic location:

                                                  YEARS ENDED JANUARY 31,
     DOLLARS IN THOUSANDS                   1997          1996          1995
                                            ----------------------------------

     Revenues:

          The Americas                     $57,443       $58,324       $52,561
          Europe                            40,635       39,361         23,225
          Asia-Pacific                      35,243       32,798         24,900
                                           -----------------------------------
     Consolidated                         $133,321     $130,483       $100,686
                                          ------------------------------------
                                          ------------------------------------

    Financial data included in the consolidated financial statements of the Company's European and Asia-Pacific subsidiaries are based on years ending December 31.

                                                      January 31,
     DOLLARS IN THOUSANDS                  1997          1996           1995
                                          ------------------------------------

     Identifiable assets:

          The Americas                     $95,335      $94,795        $94,608
          Europe                            21,151       17,686         18,024
          Asia-Pacific                      11,336        7,179          6,119
                                          ------------------------------------
     Consolidated                         $127,822     $119,660       $118,751
                                          ------------------------------------
                                          ------------------------------------

    The net assets of the Company's foreign subsidiaries totaled $3,508,000, $3,749,000, and $3,662,000 in 1997, 1996 and 1995, respectively, including intercompany items. The net income of the Company's foreign subsidiaries is reported in Note 7.

NOTE 10:  EMPLOYEE BENEFITS
    The Company contributes an amount, integrated with Social Security, to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. Contributions charged to expense in connection with this plan were approximately $2,960,000 in 1997, $3,019,000 in 1996, and $2,206,000 in 1995.
 The plan has a 401(k) feature to permit voluntary employee contributions, which does not affect the Company's expenses.

    The Company adopted a non-qualified supplemental retirement plan during the year ended January 31, 1995. The Company contributes an amount, integrated with Social Security and the Company's defined contribution plan, covering certain key employees who have completed a specified term of service with the Company. Contributions charged to expense in connection with this plan were approximately $148,000 in 1997, $135,000 in 1996, and $116,000 in
1995.

    The Company also has a post-retirement health care plan for employees completing minimum age and years of service requirements. The plan provides for a benefit offsetting premiums for health care coverage. The amount of the benefit is based on a combination of the age of the participant and the number of years of service at retirement. The gross accumulated post-retirement obligation was approximately $1,554,000 and $1,636,000 at January 31, 1997 and 1996, respectively. The Company is recognizing past service cost over 20 years. Total expense for the years ended January 31, 1997, 1996, and 1995, was $306,000, $196,000, and $156,000, respectively.

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

    A summary of stock option activity is as follows:



                                                                               WEIGHTED
                                                                                AVERAGE          NUMBER
                                                          OPTION PRICE         EXERCISE      OF OPTIONS
                                                OPTIONS      PER SHARE            PRICE     EXERCISABLE
                                               ---------------------------------------------------------
       Outstanding at January 31, 1995         258,700     $8.00- $16.13         $13.35        258,700
       Granted                                       0
       Exercised                               (43,600)       8.00-14.25          12.05
       Canceled                                (15,800)      11.00-13.38          13.31
                                              --------
       Outstanding at January 31, 1996         199,300        8.00-16.13          13.64        199,300
       Granted                                       0
       Exercised                                     0
       Canceled                                (55,500)       8.00-16.13          12.70
                                              --------
       Outstanding at January 31, 1997         143,800     $13.38-$14.71         $14.00        143,800
                                              --------                                         -------
                                              --------                                         -------


1991 PLAN
    The MacNeal-Schwendler 1991 Stock Option Plan consists of two parts: a "Key Employee Program" that allows discretionary awards of non-transferable incentive stock options and non-qualified stock options to officers and other key employees; and a "Non-Employee Director Program" that provides for automatic annual grants of non-transferable, non-qualified stock options to non-employee directors.

    The "Key Employee Program" section of the 1991 Plan provides for the granting of both incentive stock options and non-qualified options for the purchase of up to 2,500,000 authorized but unissued shares of the Company's common stock at the fair market value of such shares on the date the option is granted, or for non-qualified options at such price as the Compensation Committee may determine.

    The "Non-Employee Director Program" section of the 1991 Plan provides for automatic grants to members of the Board of Directors who are not officers or employees of the Company or its subsidiaries. A maximum of 500,000 shares of Company authorized but unissued common stock may be issued upon the exercise of options under the "Non-Employee Director Program." All eligible directors will receive annual non-discretionary grants of non-qualified stock options for the purchase of 3,000 shares of the Company's common stock.

    Options under the 1991 Plan are exercisable up to 10 years from the date of grant, subject to vesting provisions outlined at the grant date.

    A summary of stock option activity is as follows:


                                                                               WEIGHTED
                                                                                AVERAGE          NUMBER
                                                          OPTION PRICE         EXERCISE      OF OPTIONS
                                                OPTIONS      PER SHARE            PRICE     EXERCISABLE
                                                ---------------------------------------------------------

       Outstanding at January 31, 1994          468,700     $8.00-$16.13         $14.15         36,700
       Granted                                  806,000      10.38-14.25          11.58
       Exercised                                      0
       Canceled                                (284,700)     11.00-16.13          14.27
                                              ---------
       Outstanding at January 31, 1995          990,000       8.00-15.38          12.03        344,500
       Granted                                  785,500      12.50-19.38          15.15
       Exercised                                (24,500)     11.00-14.25          11.66
       Canceled                                 (45,000)     11.00-15.38          12.37
                                              ---------
       Outstanding at January 31, 1996        1,706,000       8.00-19.38          13.46        941,000
       Granted                                  672,000       6.50-15.38           8.82
       Exercised                                 (7,700)      8.00-11.00          10.20
       Canceled                                (120,000)      8.00-19.38          14.17
                                              ---------
       Outstanding at January 31, 1997        2,250,300     $6.50-$15.88         $12.03      1,584,500
                                              ---------                          ------
                                              ---------                          ------


    At January 31, 1997 and 1996, the per share weighted-average exercise prices of the stock options exercisable under the 1991 Plan were $13.40 and $12.09, respectively. At January 31, 1997 and 1996, the per share weighted-average exercise prices of the stock options exercisable under the 1983 Plan were $14.00 and $13.64, respectively. Options for the purchase of 699,500 and 1,251,000 shares were available for future grant as of January 31, 1997 and 1996, respectively. At January 31, 1997, the weighted-average remaining contractual life for stock options granted under the 1991 Plan and 1983 Plan was 6.2 years and 1.4 years, respectively.

EMPLOYEE STOCK PURCHASE PLAN
    In September 1996, the Company's Board of Directors adopted The MacNeal-Schwendler Corporation 1996 Employee Stock Purchase Plan. This Plan will be presented to the shareholders for approval at the 1997 annual meeting of common shareholders. Under the Plan, a maximum of 750,000 shares of the Company's common stock will be made available for purchase by eligible employees electing to participate in the Plan. Such eligible employees will be entitled semi-annually to purchase common stock, by means of limited payroll deductions at a 10% discount from the fair market value of the common stock as of specific dates. The Plan is intended to provide an additional incentive to participating eligible employees, through ownership of common stock, to advance the best interests of the Company. At January 31, 1997, a total of 173 eligible employees elected to participate in the Plan with total payroll deductions at that date of $216,000. The first exercise period to purchase common shares under the plan is July 31, 1997.

STOCK-BASED COMPENSATION
    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the results of operations for the stock option grants.
 Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1997 and fiscal 1996 consistent with the provisions of SFAS No. 123, the Company's net income and primary earnings per share would have been reduced to the pro forma amounts as follows:

                                                  Fiscal year ended January 31,
                                                  -----------------------------
       DOLLARS IN THOUSANDS                               1997          1996
                                                          ----          ----

       Net income - as reported                         $9,621       $14,407
       Net income - pro forma                            7,803        14,070
       Primary earnings per share - as reported            .71          1.06
       Primary earnings per share - pro forma              .58          1.04
       Fully-diluted earnings per share - as reported      .70           .99
       Fully-diluted earnings per share - pro forma     $  ---          $.98

    Note: Fully-diluted earnings per share is presented only when it is dilutive compared to primary earnings per share.

    The per share weighted-average fair value of stock options granted during the fiscal years ended January 31, 1997 and 1996 was $4.71 and $3.88, respectively. The pro forma effect on the Company's net income and primary earnings per share for fiscal 1997 and fiscal 1996 is not representative of the pro forma effect in future years. The pro forma effect does not take into consideration compensation expense related to grants made prior to fiscal 1996, or additional grants in future years that are anticipated. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in fiscal 1997: dividend yield of 0%; expected volatility of 42.0%; risk-free interest rate of 7.5%. The following weighted-average assumptions were used for grants made in fiscal 1996: dividend yield of 4.5%; expected volatility of 28.0%; risk-free interest rate of 7.5%.

NOTE 12:  COMMITMENTS
    The Company leases facilities and equipment under various lease agreements that range from one to 10 years, which require the following minimum annual rental commitments:


       DOLLARS IN THOUSANDS                     YEARS ENDED
       OPERATING LEASES                         JANUARY 31,
                                                -----------
       1998                                         $ 5,146
       1999                                           4,008
       2000                                           3,478
       2001                                           2,925
       2002                                           2,438
       Thereafter                                     3,864
                                                      -----
                                                    $21,859
                                                    -------
                                                    -------

    The combined annual rental cost for facilities and various equipment under operating leases approximated $5,340,000 in fiscal 1997, $5,310,000 in fiscal
1996, and $4,658,000 in fiscal 1995.   In most cases, management expects that in
the normal course of business, leases will be renewed or replaced by others.

    During fiscal 1997, the Company entered into an agreement with its principal bank for a $15,000,000 unsecured line of credit at the prevailing prime rate. Borrowings under the line are subject to certain restrictive covenants. This line of credit agreement expires August 31, 1998. The Company anticipates that it will renew the line of credit agreement before its expiration date. The line was unused at January 31, 1997.

NOTE 13:  SHAREHOLDERS' EQUITY
    In September 1988, the Company distributed to common shareholders one right for each outstanding share of common stock. Each right entitles the holder to purchase one-half share of common stock at an exercise price of $50, subject to adjustment. Initially, the rights will be attached to all common stock certificates and no separate right certificates will be distributed.

    The rights, which do not have any shareholder rights, such as voting or dividend rights, will expire on September 19, 1998, unless redeemed earlier by the Company prior to expiration, at a price of $.01 per right. The rights automatically transfer with a transfer of common stock until the time they become exercisable, which happens when certain specified events occur. If the rights become exercisable, they entitle the holders thereof to purchase stock or other property of the Company at a reduced price, subject to certain other provisions of the plan. At January 31, 1997, approximately 6,728,000 shares of common stock were reserved for issuance in connection with these rights.

    The debentures issued by the Company have a feature that allows the holder to convert the debentures to common stock of the Company at a conversion price of $15.15 per share. At January 31, 1997, approximately 3,734,000 shares were reserved for issuance upon conversion of debentures.

NOTE 14:  QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following is selected quarterly financial data for the years ended January 31, 1997 and 1996:



                                                                               1997
                                                                               ----
DOLLARS IN THOUSANDS,                                1ST             2ND            3RD           4TH
EXCEPT SHARE AND PER SHARE AMOUNTS                --------------------------------------------------------
Revenues                                          $  32,192      $  32,759      $  31,590      $  36,780
Operating expenses, net                              28,349         28,658         26,929         30,342
                                                  --------------------------------------------------------
Operating income                                      3,843          4,101          4,661          6,438
Other expense, net                                   (1,359)        (1,360)        (1,188)          (882)
                                                  --------------------------------------------------------
Income before income taxes                            2,484          2,741          3,473          5,556
Provision for income taxes                              807            891          1,129          1,806
                                                  --------------------------------------------------------
Net income                                        $   1,677      $   1,850      $   2,344      $   3,750
Primary earnings per share                        $    0.12      $    0.14      $    0.17      $    0.28
Fully-diluted earnings per share                        ---            ---            ---      $    0.25
Weighted average shares outstanding              13,615,000     13,477,000     13,480,000     13,500,000


                                                                               1996
                                                                               ----
DOLLARS IN THOUSANDS,                                1ST             2ND            3RD           4TH
EXCEPT SHARE AND PER SHARE AMOUNTS               ---------------------------------------------------------
Revenues                                          $  30,635      $  32,045      $  32,008      $  35,795
Operating expenses, net                              25,063         26,264         25,850         28,567
                                                 ---------------------------------------------------------
Operating income                                      5,572          5,781          6,158          7,228
Other expense, net                                     (979)          (450)        (1,129)        (1,084)
                                                 ---------------------------------------------------------
Income before income taxes                            4,593          5,331          5,029          6,144
Provision for income taxes                            1,539          1,786          1,498          1,867
                                                 ---------------------------------------------------------
Net income                                        $   3,054      $   3,545      $   3,531      $   4,277
Primary earnings per share                        $    0.23      $    0.26      $    0.26      $    0.31
Fully-diluted earnings per share                  $    0.22      $    0.25      $    0.24      $    0.28
Weighted average shares outstanding              13,394,000     13,402,000     13,476,000     13,665,000


Note: Fully-diluted earnings per share is presented only when it is dilutive compared to primary earnings per share.

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE MACNEAL-SCHWENDLER CORPORATION

    We have audited the accompanying consolidated balance sheets of The MacNeal-Schwendler Corporation as of January 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The MacNeal-Schwendler Corporation at January 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.

                                                 ERNST & YOUNG LLP

LOS ANGELES, CALIFORNIA
MARCH 14, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
    None.

                                       PART III

    Pursuant to General Instruction G(3) to Form 10-K, the information required by this Part is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 11, 1997, filed with the Securities and Exchange Commission pursuant to Regulation 14A. In addition, the information set forth under Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant" is also incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

ITEM 14(a)1.  FINANCIAL STATEMENTS.
    The following consolidated financial statements of The MacNeal-Schwendler Corporation and subsidiaries as included in its annual report are included in
Item 8.

Consolidated Balance Sheets - January 31, 1997 and 1996

Consolidated Statements of Operations for each of the three years in the period ended January 31, 1997

Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 1997

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended January 31, 1997

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

ITEM 14(a)2.   FINANCIAL STATEMENT SCHEDULES.

    The following financial statement schedule of The MacNeal-Schwendler Corporation and subsidiaries is included in this Item 14:

    Schedule II-Valuation and qualifying accounts

    All other schedules have been omitted because the information either has been shown in the consolidated financial statements or notes thereto, or is not applicable or required under the instructions.

                                  SCHEDULE II

                      THE MACNEAL-SCHWENDLER CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED JANUARY 31, 1997, 1996, AND 1995

                                  (in thousands)

                                 Balance at     Charged      Additions      Deductions    Ending
                                 beginning of   to expense   due to                       balance
                                 period                      acquisitions
Accounts Receivable:
Year ended January 31, 1995        $864          1,710         1,397          397         $3,574
Year ended January 31, 1996      $3,574            152           --         1,164         $2,562
Year ended January 31, 1997      $2,562            616           --         1,372         $1,806


                                          30

ITEM 14(a)3.  EXHIBITS.
    The following exhibits are included in this Report:

EXHIBIT
-------
NUMBER
------

2.1 Restated Agreement and Plan of Merger, dated as of August 11, 1994, by and among The MacNeal-Schwendler Corporation, MSC Sub, Inc. and PDA Engineering, Inc. (filed as part of The MacNeal-Schwendler Corporation's Registration Statement on Form S-3 (No. 33-83174), and incorporated herein by reference).

3.1 Amended Articles of Incorporation of The MacNeal-Schwendler Corporation (filed as Exhibit 3.1 to The MacNeal-Schwendler Corporation's Annual Report on Form 10-K filed for the fiscal year ended January 31, 1992, and incorporated herein by reference).

3.2      Restated Bylaws of The MacNeal-Schwendler Corporation (filed as
         Exhibit 3.2 to The MacNeal-Schwendler Corporation's Annual Report on Form 10-K filed for the fiscal year ended January 31, 1996, and incorporated herein by reference).

4.1      Rights Agreement, dated September 19, 1988, between The
         MacNeal-Schwendler Corporation and Bank of America, NT&SA, as Rights Agent (filed as Exhibit 4.1 to a Current Report on Form 8-K filed October 4, 1988, and incorporated herein by reference).

4.2 Indenture, dated as of August 18, 1994, between The MacNeal-Schwendler Corporation and Chemical Trust Company of California, as trustee (filed as part of The MacNeal-Schwendler Corporation's Registration Statement on Form S-3 (No. 33-83174), and incorporated herein by reference).

4.3 First Supplemental Indenture, dated September 22, 1994, between The MacNeal-Schwendler Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of The MacNeal-Schwendler Corporation's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.4 Second Supplemental Indenture, dated December 14, 1994, between The MacNeal-Schwendler Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of The MacNeal-Schwendler Corporation's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

10.1 Form of Agreement for use of MSC/NASTRAN, as modified to September 1991 (filed as Exhibit 10.1 to The MacNeal-Schwendler Corporation's Annual Report on Form 10-K filed for the fiscal year ended January 31, 1992, and incorporated herein by reference).

10.2 Agreement, dated October 22, 1982, between The MacNeal-Schwendler Corporation and NASA (filed as Exhibit 10.2 to The MacNeal-Schwendler Corporation's Registration Statement on Form S-1, File No. 2-82719, and incorporated herein by reference).

EXHIBIT
-------
NUMBER
------

10.3     Agreement of Lease, dated July 31, 1980, between The
         MacNeal-Schwendler Corporation and Frank De Pietro (filed as Exhibit
         10.3 to The MacNeal-Schwendler Corporation's Registration Statement on Form S-1, File No. 2-82719, and incorporated herein by reference).

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

21 Material Subsidiaries of the Registrant (filed as Exhibit 21 to The MacNeal-Schwendler Corporation's Annual Report on Form 10-K filed for the fiscal year ended January 31, 1996, and incorporated herein by reference).

23       Consent of Ernst & Young LLP, Independent Auditors.

27       Financial Data Schedule.

-----------------------------
*        Denotes compensatory plan.

ITEM 14(b).  REPORTS ON FORM 8-K.
    None.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE MACNEAL-SCHWENDLER CORPORATION

                                            By    /s/ Thomas C. Curry
                                                  -------------------------
                                                      Thomas C. Curry
                                                  President, Chief Executive
                                                  Officer and Director

Dated:  April 25, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        SIGNATURES                 TITLE                             DATE
        ----------                 -----                             ----

  /s/  GEORGE N. RIORDAN          Chairman of the Board          April 25, 1997
-----------------------------
       George N. Riordan

  /s/  THOMAS C. CURRY            President, Chief Executive     April 25, 1997
-----------------------------     Officer and Director
       Thomas C. Curry

  /s/  LOUIS A. GRECO             Chief Financial Officer        April 25, 1997
-----------------------------     (Principal Financial
       Louis A. Greco             and Accounting Officer)


  /s/  PAUL B. MACCREADY          Director                       April 25, 1997
-----------------------------
       Paul B. MacCready

  /s/  RICHARD H. MACNEAL         Director                       April 25, 1997
-----------------------------
       Richard H. MacNeal

  /s/  BERNARD J. BANNAN          Director                       April 25, 1997
-----------------------------
       Bernard J. Bannan

  /s/  HAROLD HARRIGIAN           Director                       April 25, 1997
-----------------------------
       Harold Harrigian

  /s/  DALE D. MYERS              Director                       April 25, 1997
-----------------------------
       Dale D. Myers

  /s/  FRANK PERNA                Director                       April 25, 1997
-----------------------------
       Frank Perna

  /s/  ARTHUR S. REIDEL           Director                       April 25, 1997
-----------------------------
       Arthur S. Reidel