Form 10-Q
period 1997-04-30
MACNEAL SCHWENDLER CORP
filed 1997-06-16
CIK 717238

                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 1-8722


                         THE MACNEAL-SCHWENDLER CORPORATION
                         ----------------------------------
               (Exact name of registrant as specified in its charter)



             DELAWARE                                      95-2239450
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)



              815 Colorado Boulevard, Los Angeles, California 90041
              -----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number                                  (213) 258-9111
                                                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes    X       No
                               ---------     ---------

The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,465,830 shares at June 10, 1997.

                         THE MACNEAL-SCHWENDLER CORPORATION
                                     INDEX

                                                                   Page No.
                                                                   --------


Part I.        Financial Information

Item 1.   Financial Statements

     Consolidated Balance Sheets - April 30, 1997 (Unaudited)
           and January 31, 1997......................................  3

     Consolidated Statements of Income (Unaudited)
            Three Months Ended April 30, 1997 and 1996...............  4

     Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended April 30, 1997 and 1996...............  5

     Notes to Consolidated Financial Statements
            (Unaudited)..............................................  6

Item 2.

     Management's Discussion and Analysis of Results of Operations
            and Financial Condition..................................  8

Part II.          Other Information

Item 6.  Exhibits and Reports on Form 8-K............................  11

                        THE MACNEAL-SCHWENDLER CORPORATION
                            CONSOLIDATED BALANCE SHEETS


                                                APRIL 30,        JANUARY 31,
ASSETS                                            1997              1997
--------                                       -----------       ------------
                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents                $  22,539,000      $  24,016,000
     Short-term investments                       1,049,000          1,052,000
     Trade accounts receivable, net              33,059,000         36,328,000
     Other current assets                         6,914,000          8,884,000
                                             ---------------    ---------------
              Total current assets               63,561,000         70,280,000

Property and equipment, net                      10,026,000         10,242,000
Capitalized software costs, net                  28,173,000         28,173,000
Goodwill and other intangibles, net              15,690,000         16,265,000
Other assets                                      2,985,000          2,862,000
                                             ---------------    ---------------
                                             $  120,435,000    $   127,822,000
                                             ---------------    ----------------
                                             ---------------    ----------------

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
     Accounts payable                        $    2,182,000    $     2,248,000
     Accrued liabilities                         17,060,000         25,968,000
     Deferred income                              8,955,000          9,035,000
                                             ---------------    ----------------
              Total current liabilities          28,197,000         37,251,000

Deferred income taxes                            10,465,000         10,465,000
Convertible Subordinated Debentures              56,574,000         56,574,000

Commitments

Shareholders' equity:
     Preferred stock, $0.01 par value, 10,000,000
         shares authorized; no shares outstanding
         at April 30, 1997 or January 31, 1997         -----              -----
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         13,466,000 and 13,456,000 issued and
         outstanding at April 30, 1997 and
         January 31, 1997, respectively           30,315,000        30,250,000
     Retained deficit                             (2,167,000)       (4,093,000)
     Accumulated translation adjustment           (2,949,000)       (2,625,000)
                                              ---------------     --------------
              Total shareholders' equity          25,199,000        23,532,000
                                              ---------------     --------------
                                              $  120,435,000    $  127,822,000
                                              ---------------     --------------
                                              ---------------     --------------


See accompanying notes.

                          THE MACNEAL-SCHWENDLER CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                                     THREE MONTHS ENDED APRIL 30,
                                                     ------------------------------
                                                         1997             1996
                                                     ------------     -------------
Revenues:
 Software licenses                                   $  25,424,000    $  26,784,000
 Software maintenance and services                       6,512,000        5,237,000
                                                     ------------     -------------
  Total revenues                                        31,936,000       32,021,000

Operating expenses:
 Cost of revenue                                         5,985,000        4,929,000
 Amortization of goodwill and other intangibles            567,000          589,000
 Research and development                                3,281,000        4,938,000
 Selling, general and administrative                    17,999,000       17,722,000
                                                     -------------     -------------
  Total operating expenses                              27,832,000       28,178,000

Operating income                                         4,104,000        3,843,000

Debenture interest                                      (1,114,000)      (1,114,000)
Other expense, net                                         (72,000)        (245,000)
                                                     -------------    --------------
Income before income taxes                               2,918,000        2,484,000

Provision for income taxes                                 992,000          807,000
                                                     --------------    --------------
 Net income                                          $   1,926,000      $ 1,677,000
                                                     -------------     --------------
                                                     -------------     --------------

 Primary earnings per share                          $        0.14      $      0.12
                                                     -------------     --------------
                                                     -------------     --------------

 Weighted average number of
  common shares outstanding                             13,546,000       13,615,000
                                                     -------------     --------------
                                                     -------------     --------------


                          THE MACNEAL-SCHWENDLER CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                 APRIL 30
                                                      -------------------------------
                                                          1997              1996
                                                      -------------    --------------
Cash flows from operating activities:
   Net income                                         $  1,926,000      $  1,677,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of property and
      equipment                                          1,376,000         1,540,000
      Amortization of goodwill and other intangibles       567,000           589,000
      Amortization of capitalized software costs         2,877,000         1,861,000
      Loss on disposal of property and equipment            70,000            14,000

   Changes in assets and liabilities:
        Accounts receivable, net                         3,269,000         3,141,000
        Other current assets                             1,970,000          (430,000)
        Accounts payable                                   (66,000)         (440,000)
        Accrued liabilities                             (7,940,000)       (3,374,000)
        Deferred income                                    (80,000)           85,000
        Restructuring reserve                                    -          (558,000)
        Income taxes payable                              (968,000)         (176,000)
                                                      ---------------   --------------

Net cash provided by operating activities                3,001,000         3,929,000

Cash flows from investing activities:
   Decrease in short-term investments                        3,000         2,013,000
   Acquisition of property and equipment                (1,230,000)       (1,062,000)
   Purchase of subsidiary, net of cash acquired                  -          (115,000)
   Capitalized software costs                           (2,877,000)       (2,445,000)
   Increase in other assets                               (115,000)         (215,000)
                                                      ---------------   --------------
Net cash used in investing activities                   (4,219,000)       (1,824,000)

Cash flows from financing activities:
   Payments of long-term debt                                    -            (1,000)
   Issuance of common stock                                 65,000           129,000
   Cash dividends paid                                           -        (2,151,000)
                                                      ---------------   --------------
Net cash provided by (used in) financing activities         65,000        (2,023,000)
Effect of exchange rate changes on cash                   (324,000)         (437,000)
                                                      ---------------   --------------
Net decrease in cash and cash equivalents               (1,477,000)         (355,000)
Cash and cash equivalents at beginning of period        24,016,000         7,235,000
                                                      ---------------   --------------
Cash and cash equivalents at end of period            $ 22,539,000      $  6,880,000

                                                      ---------------   --------------
                                                      ---------------   --------------

See accompanying notes.

                           THE MACNEAL-SCHWENDLER CORPORATION
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial information is condensed from that which would appear in the annual financial statements and should be read in conjunction with the consolidated financial statements included in The MacNeal-Schwendler Corporation's Annual Report on Form 10-K for the year ended January 31, 1997.

     Supplemental cash flow information for taxes paid during the three months ended April 30, 1997 and 1996 were $1,960,000 and $1,198,000, respectively. Additionally, the Company paid interest of $2,226,000 and $2,227,000 on its Convertible Subordinated Debentures due 2004 during the three months ended April 30, 1997 and April 30, 1996, respectively.

     Fully-diluted earnings per share calculated under the treasury method were anti-dilutive for the three months ended April 30, 1997 and April 30, 1996. Fully-diluted earnings per share under the treasury method are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the pro forma effects of stock option exercises and debenture conversions.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic earnings per share and diluted earnings per share. Basic earnings per share for the three months ended April 30, 1997 and 1996 would have been $0.14 and $0.12, respectively. Diluted earnings per share for the three months ended April 30, 1997 and 1996 would have been anti-dilutive. The Company plans to adopt SFAS No. 128 in its fourth quarter of the current fiscal year, and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS No. 128.

     All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. Operating results for the three months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998.

     Certain reclassifications have been made to the financial information for the three months ended April 30, 1996 in order to conform to the April 30, 1997 presentation.


NOTE 2:   CAPITALIZED SOFTWARE

     The components of net capitalized software costs were as follows:

                                                           Three months Ended April 30,
                                                           ----------------------------
                                                              1997            1996
                                                              ----            ----
Software costs capitalized                                $(2,877,000)     $(2,445,000)
Amortization of capitalized software                        2,877,000        1,861,000
                                                          ------------    -------------
Net capitalized software costs                            $       ---      $  (584,000)
                                                          ------------    -------------
                                                          ------------    -------------

Amortization expense associated with capitalized software costs is reported in cost of revenue, and capitalization of software costs is reported as a reduction of research and development expense.

NOTE 3: ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:

                                                              April 30,        January 31,
                                                               1997               1997
                                                               ----               ----
Compensation and related expenses                           $ 6,549,000      $ 6,845,000
Commissions payable                                           2,935,000        3,958,000
Royalties payable                                               831,000          911,000
Post-retirement benefits                                        801,000        1,167,000
Contribution to profit sharing plan                             772,000        3,107,000
Sales taxes payable                                             629,000        3,552,000
Debenture interest payable                                      574,000        1,687,000
Stock purchase plan                                             396,000          216,000
Incentive compensation                                           68,000          224,000
Other                                                         3,505,000        4,301,000
                                                            ------------    -------------
                                                            $17,060,000    $  25,968,000
                                                            ------------    -------------
                                                            ------------    -------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED APRIL 30, 1997 VS. THREE MONTHS ENDED APRIL 30, 1996

     Consolidated revenues were $31,936,000 in the first quarter, compared to revenues of $32,021,000 in the first quarter of the prior fiscal year. Current-quarter revenues were adversely affected by the sale of the MSC/EMAS product line in the second quarter of the prior fiscal year. If MSC/EMAS revenues are excluded from prior year revenues, consolidated first quarter revenues increased by 2% in the current year. In addition, first quarter revenues, measured in U.S. dollars, were adversely affected by the strengthening of the U.S. dollar against the Japanese yen and German mark compared to the same quarter last year. Had the U.S. dollar remained at the same foreign exchange levels as the prior year, consolidated first quarter revenues would have been higher by approximately $2,200,000, or 7%.

     Excluding prior year MSC/EMAS revenues, Asia Pacific and European revenues, measured in local currency, increased by 16% and 3%, respectively, and the Americas revenues increased by 12%. On a geographical basis, the Americas represented 39%, Europe represented 32%, and Asia Pacific represented 29% of total revenues for the quarter.

    Cost of revenue increased $1,056,000, or 21%, entirely as a result of an increase in the amortization of capitalized software costs compared to the first quarter of the prior fiscal year. Research and development costs, which are reported net of capitalized software costs, decreased $1,657,000, or 34%, due to several factors. In the first quarter, the amount of research and development costs capitalized increased by $432,000 compared to the first quarter of the prior year, due to the increased level of new product development in the current quarter. The amount of research and development costs capitalized fluctuates from quarter to quarter, depending in part on the number of products and their stage of development. Excluding software capitalization, the decrease in research and development expenses was 17%, due mostly to changes in development staffing and exchange rate fluctuations that reduced overseas development expenses measured in dollars. The resulting changes as described above generated an overall decrease in operating expenses of 1%, to $27,832,000, compared to the same quarter last year.

    The Company's resulting income from operations for the quarter ended April 30, 1997 was $4,104,000, a 7% increase from operating income of $3,843,000 during the first quarter last year. The net effect of the capitalization of software development costs and the amortization of such capitalized costs was zero for the three months ended April 30, 1997, compared to a net benefit of $584,000 for the three months ended April 30, 1996. Excluding net software capitalization, operating income for the three months ended April 30, 1997 rose 26% compared to the three months ended April 30, 1996.

     Net income was $1,926,000 compared to net income of $1,677,000 in the prior year, an increase of 15%. Primary earnings per share for the three months ended April 30, 1997 were $0.14 compared to $0.12 for the three months ended April 30, 1996. The stronger U.S. dollar had an adverse effect on first quarter earnings. Had exchange rates for the three months ended April 30, 1997 remained the same as for the three months ended April 30, 1996, net income and primary earnings per share would have been higher by $762,000 and $0.06, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, working capital needed to finance the Company's operations and growth has been provided by cash on hand and cash flow from operations. Management believes that cash generated from operations will continue to be sufficient for working capital needs in the foreseeable future. Net cash from operating activities was $3,001,000 in the three months ended April 30, 1997, compared with $3,929,000 during the comparable period of the prior year. Cash and short-term investments were $23,588,000 at April 30, 1997 compared to $25,068,000 at January 31, 1997. The decrease in cash and short-term equivalents was a composite result of the Company's normal business cycle. In addition, the Company made its annual profit-sharing contribution and semi-annual debenture interest payment during the three months ended
April 30, 1997. The Company's working capital was $35,364,000 at April 30, 1997, an increase from $33,029,000 at January 31, 1997. The Company has an agreement for a $15,000,000 unsecured line of credit with its principal bank at the prevailing prime rate. No amounts were outstanding under this agreement at April 30, 1997.

     The Company issued convertible subordinated debentures in connection with the PDA acquisition in the aggregate amount of approximately $56,608,000. The debentures bear interest at 7-7/8%, with interest payments due semi-annually in March and September. A debenture interest payment of $2,226,000 was made in March 1997. The amount of interest will decrease if the debentures are converted into common stock. The debentures mature in August 2004.

     Management expects to continue to reinvest the Company's revenues in the research and development of new computer software products and the enhancement of existing products. Total research and development costs were $6,158,000 and $7,383,000 for the three months ended April 30, 1997 and April 30, 1996, respectively, of which $2,877,000 and $2,445,000 were capitalized. Product development costs and the capitalization rate vary depending in part on the number of products in process and the stage of development of those products.

     During the three months ended April 30, 1997 and April 30, 1996, the Company acquired $1,230,000 and $1,062,000, respectively, of new property and equipment. Capital expenditures during the current and prior fiscal years included upgrades to computer equipment and facilities worldwide. The Company's capital expenditures vary from year to year as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment, which is used in the development and support of its proprietary software products. Management expects overall expenditures for property and equipment in future years to be consistent with those for the fiscal year ended January 31, 1997.

        CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain information in the Management's Discussion and Analysis of Results of Operations and Financial Condition contained in this Form 10-Q includes information that is forward-looking. Such forward-looking statements include, among others, statements concerning the Company's international expansion, expected trends in revenue and operating expense, capital expenditure plans, expectations regarding future liquidity, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical fact.

     The forward-looking statements in this report are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to: the timely development and market acceptance of new versions of the Company's software products; the impact of competitive products and pricing; effective development and utilization of the Company's offshore projects (currently in Taiwan and India); successful involvement of international and domestic business partners in creating mechanical engineering solutions; the level of economic activity in the U.S. and abroad; fluctuations of the U.S. dollar versus foreign currencies; timely development of CAE technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations; the Company's ability to reduce costs without adversely impacting revenues; the Company's ability to attract, motivate and retain salespeople, programmers and other key personnel; continued demand for the Company's products, including MSC/NASTRAN, MSC/PATRAN, MSC/ARIES, MSC/MVISION, MSC/DYTRAN, MSC/FEA, MSC/SuperModel and MSC/NASTRAN FOR WINDOWS; and such risks and uncertainties as are detailed from time to time in the Company's other Securities and Exchange Commission reports and filings.

     Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are hereby expressly qualified in their entirety by the cautionary statements in this section of this Form 10-Q.

                      THE MACNEAL-SCHWENDLER CORPORATION
                          PART II:  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

  (a)   Exhibit 27 -- Financial Data Schedule

  (b) The Company did not file any Current Reports on Form 8-K during the quarter ended April 30, 1997.



SIGNATURE
---------

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

                                       THE MACNEAL-SCHWENDLER CORPORATION
                                       ----------------------------------
                                                   (Registrant)





Date:      June 11, 1997
           -------------

                                             /s/ LOUIS A. GRECO
                                             --------------------------------
                                             Louis A. Greco, Chief Financial
                                             Officer

                                             (Mr. Greco is the Principal
                                             Financial and Accounting Officer
                                             and has been duly authorized to
                                             sign on behalf of the registrant.)