Form 10-Q
period 1997-07-31
MACNEAL SCHWENDLER CORP
filed 1997-09-15
CIK 717238

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



                                      FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________











                            Commission file number 1-8722















                          THE MACNEAL-SCHWENDLER CORPORATION
                          ----------------------------------
                (Exact name of registrant as specified in its charter)













            DELAWARE                               95-2239450
-------------------------------             -------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)








                815 COLORADO BOULEVARD, LOS ANGELES, CALIFORNIA 90041
                -----------------------------------------------------
                       (Address of principal executive offices)

Registrant's telephone number                       (213) 258-9111
                                                 -------------------






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






The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,567,530 shares at September 9, 1997.

                          THE MACNEAL-SCHWENDLER CORPORATION
                                        INDEX









                                                                Page No.
                                                                --------





Part I.       Financial Information

Item 1.  Financial Statements


    Consolidated Balance Sheets - July 31, 1997 (Unaudited)
         and January 31, 1997. . . . . . . . . . . . . . . . . . . .3


    Consolidated Statements of Income (Unaudited)
         Three and Six Months Ended July 31, 1997 and 1996 . . . . .4

    Consolidated Statements of Cash Flows (Unaudited)
         Six Months Ended July 31, 1997 and 1996 . . . . . . . . . .5


    Notes to Consolidated Financial Statements
         (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .6

Item 2.



    Management's Discussion and Analysis of Results of Operations
         and Financial Condition . . . . . . . . . . . . . . . . . .8




Part II.         Other Information


Item 4.  Submission of Matters to a Vote of Security-Holders . . . 12

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 13

                          THE MACNEAL-SCHWENDLER CORPORATION
                             CONSOLIDATED BALANCE SHEETS



                                                           JULY 31,          JANUARY 31,
                                                             1997               1997
                                                        -------------      --------------
ASSETS                                                   (UNAUDITED)

Current assets:
     Cash and cash equivalents                          $  20,216,000      $  24,016,000
     Short-term investments                                 6,042,000          1,052,000
     Trade accounts receivable, net                        33,502,000         36,328,000
     Other current assets                                   8,041,000          8,884,000
                                                        -------------      --------------

              Total current assets                         67,801,000         70,280,000

Property and equipment, net                                 9,723,000         10,242,000
Capitalized software costs, net                            28,377,000         28,173,000
Goodwill and other intangibles, net                        15,114,000         16,265,000
Other assets                                                3,061,000          2,862,000
                                                        -------------      --------------

                                                       $  124,076,000     $  127,822,000
                                                        -------------      --------------
                                                        -------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $  1,621,000       $  2,248,000
     Accrued liabilities                                   20,573,000         25,968,000
     Deferred income                                        8,609,000          9,035,000
                                                        -------------      --------------

              Total current liabilities                    30,803,000         37,251,000

Deferred income taxes                                       9,667,000         10,465,000
Convertible subordinated debentures                        56,574,000         56,574,000

Commitments

Shareholders' equity:
     Preferred stock, $0.01 par value, 10,000,000
         shares authorized; no shares outstanding
         at July 31, 1997 or January 31, 1997                      --                 --
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         13,557,000 and 13,456,000 issued and
         outstanding at July 31, 1997 and
         January 31, 1997, respectively                    30,953,000         30,250,000
     Retained earnings (deficit)                              291,000         (4,093,000)
     Accumulated translation adjustment                   (4,212,000)         (2,625,000)
                                                        -------------      --------------

              Total shareholders' equity                   27,032,000         23,532,000
                                                        -------------      --------------

                                                       $  124,076,000     $  127,822,000
                                                        -------------      --------------
                                                        -------------      --------------

See accompanying notes.



                          THE MACNEAL-SCHWENDLER CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)





                                                       THREE MONTHS ENDED JULY 31,              SIX MONTHS ENDED JULY 31,
                                                   ---------------------------------       ---------------------------------
                                                        1997                 1996                1997               1996
                                                   -------------       -------------       -------------      --------------
Revenues:
    Software licenses                              $  24,603,000       $  26,360,000       $  50,027,000       $  53,222,000
    Software maintenance and services                  7,689,000           6,197,000          14,201,000          11,356,000
                                                   -------------       -------------       -------------      --------------
         Total revenues                               32,292,000          32,557,000          64,228,000          64,578,000


Operating expenses:
    Cost of revenue                                    6,042,000           4,780,000          12,027,000           9,709,000
    Amortization of goodwill and other intangibles       567,000             545,000           1,134,000           1,134,000
    Research and development                           2,817,000           6,256,000           6,098,000          11,194,000
    Selling, general and administrative               18,103,000          16,875,000          36,102,000          34,597,000
                                                   -------------       -------------       -------------      --------------
         Total operating expenses                     27,529,000          28,456,000          55,361,000          56,634,000


Operating income                                       4,763,000           4,101,000           8,867,000           7,944,000



Debenture interest                                    (1,114,000)         (1,114,000)         (2,228,000)         (2,228,000)
Other income (expense), net                               75,000            (246,000)              3,000            (491,000)
                                                   -------------       -------------       -------------      --------------
Income before income taxes                             3,724,000           2,741,000           6,642,000           5,225,000


Provision for income taxes                             1,266,000             891,000           2,258,000           1,698,000
                                                   -------------       -------------       -------------      --------------


    Net income                                      $  2,458,000        $  1,850,000        $  4,384,000        $  3,527,000
                                                   -------------       -------------       -------------      --------------
                                                   -------------       -------------       -------------      --------------


    Primary earnings per share                           $  0.18             $  0.14             $  0.32             $  0.26
                                                   -------------       -------------       -------------      --------------
                                                   -------------       -------------       -------------      --------------


    Weighted average number of
         common shares outstanding                    13,641,000          13,477,000          13,591,000          13,522,000
                                                   -------------       -------------       -------------      --------------
                                                   -------------       -------------       -------------      --------------


                          THE MACNEAL-SCHWENDLER CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                                 JULY 31
                                                                    -------------------------------
                                                                        1997                1996
                                                                    ------------       -------------
Cash flows from operating activities:
   Net income                                                      $  4,384,000        $  3,527,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of property and equipment         2,885,000           3,127,000
      Amortization of goodwill and other intangibles                  1,134,000           1,134,000
      Amortization of capitalized software costs                      5,915,000           3,582,000
      Deferred income taxes                                            (798,000)                -
      Loss on disposal of property and equipment                         13,000               8,000

   Changes in assets and liabilities:
        Accounts receivable, net                                      2,826,000             549,000
        Other current assets                                            843,000            (125,000)
        Accounts payable                                               (627,000)           (426,000)
        Accrued liabilities                                          (5,396,000)           (937,000)
        Deferred income                                                (426,000)            499,000
        Restructuring reserve                                                 -          (1,132,000)
        Income taxes payable                                              1,000            (493,000)
                                                                   ------------        ------------

Net cash provided by operating activities                            10,754,000           9,313,000

Cash flows from investing activities:
   (Increase) decrease in short-term investments                     (4,990,000)          2,284,000
   Acquisition of property and equipment                             (2,379,000)         (2,409,000)
   Proceeds from sale of Electronics Business Unit                            -           5,600,000
   Purchase of subsidiary, net of cash acquired                               -            (115,000)
   Purchase of software                                                 (51,000)                -
   Capitalized software costs                                        (6,067,000)         (4,483,000)
   Increase in other assets                                            (183,000)           (233,000)
                                                                   ------------        ------------
Net cash (used in) provided by investing activities                 (13,670,000)            644,000

Cash flows from financing activities:
   Proceeds from capital stock issued                                   703,000             156,000
   Payments of long-term debt                                                 -              (1,000)
   Cash dividends paid                                                        -          (4,303,000)
                                                                   ------------        ------------
Net cash provided by (used in) financing activities                     703,000          (4,148,000)
Effect of exchange rate changes on cash                              (1,587,000)          1,292,000
                                                                   ------------        ------------

Net (decrease) increase in cash and cash equivalents                 (3,800,000)          7,101,000
Cash and cash equivalents at beginning of period                     24,016,000           7,235,000
                                                                   ------------        ------------
Cash and cash equivalents at end of period                        $  20,216,000       $  14,336,000
                                                                   ------------        ------------
                                                                   ------------        ------------



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

    Supplemental cash flow information for taxes paid during the six months ended July 31, 1997 and 1996 were $2,257,000 and $2,159,000, respectively.
Additionally, the Company paid interest of $2,227,000 on its Convertible Subordinated Debentures due 2004 during both six month periods ended July 31, 1997 and July 31, 1996, respectively.

    Fully-diluted earnings per share calculated under the treasury method were anti-dilutive for the three and six months ended July 31, 1997 and for the same periods ended July 31, 1996. Fully-diluted earnings per share under the treasury method are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the pro forma effects of stock option exercises and debenture conversions.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic earnings per share and diluted earnings per share. Basic earnings per share for the three and six months ended July 31, 1997 would have been $0.18 and $0.32, respectively, $0.14 and $0.26 for the same periods of 1996. Diluted earnings per share for the three and six months ended July 31, 1997 and 1996 would have been anti-dilutive. The Company plans to adopt SFAS No. 128 in its fourth quarter of the current fiscal year, and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS No. 128.

    All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. Operating results for the six months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998.

    Certain reclassifications have been made to the financial information for the three months and six months ended July 31, 1996 in order to conform to the July 31, 1997 presentation.


NOTE 2:  CAPITALIZED SOFTWARE


    The components of net capitalized software costs were as follows:

                                     Three Months Ended July 31,           Six Months Ended July 31,
                                     ---------------------------           -------------------------
                                         1997            1996                1997             1996
                                        ----            ----                ----             ----
Software costs capitalized            $(3,190,000)   $(2,038,000)        $(6,067,000)     $(4,483,000)
Amortization of capitalized software    3,038,000      1,721,000           5,915,000        3,582,000
                                        ---------      ---------           ---------       ----------
Net capitalized software costs        $  (152,000)   $  (317,000)        $  (152,000)     $  (901,000)
                                      ------------   ------------        ------------     -----------
                                      ------------   ------------        ------------     -----------

Amortization expense associated with capitalized software costs is reported in cost of revenue, and capitalization of software costs is reported as a reduction of research and development expense.

NOTE 3: ACCRUED LIABILITIES

    The components of accrued liabilities are as follows:

                                             July 31,           January 31,
                                               1997                1997
                                               ----                ----

Compensation and related expenses           $6,332,000          $6,845,000

Commissions payable                          2,297,000           3,958,000
Debenture interest payable                   1,688,000           1,687,000
Contribution to profit sharing plan          1,541,000           3,107,000
Post-retirement benefits                     1,765,000           1,551,000
Income taxes payable                           784,000             783,000
Royalties payable                              540,000             911,000
Sales taxes payable                            530,000           3,552,000
Incentive compensation                          21,000             224,000
Stock purchase plan                                  -             216,000
Other                                        5,075,000           3,134,000
                                           -----------        ------------
                                           $20,573,000        $ 25,968,000
                                           -----------        ------------
                                           -----------        ------------

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JULY 31, 1997 VS. THREE MONTHS ENDED JULY 31, 1996

    Consolidated revenues were $32,292,000 in the second quarter, compared to revenues of $32,557,000 in the second quarter of the prior fiscal year. Current-quarter revenues were adversely affected by the sale of the MSC/EMAS product line in the second quarter of the prior fiscal year. If MSC/EMAS revenues were excluded from prior year revenues, consolidated second quarter revenues would have increased by 4% in the current year. In addition, second quarter revenues, measured in U.S. dollars, were adversely affected by the strengthening of the U.S. dollar against the Japanese yen and German mark compared to the same quarter last year. Had the U.S. dollar remained at the same foreign exchange levels as the prior year, consolidated second quarter revenues would have been higher by approximately $1,881,000, or 6%. The amount of service revenue was not material to total revenues for the quarters ended July 31, 1997 and July 31, 1996.

    Excluding prior year MSC/EMAS revenues, Asia Pacific and European revenues, measured in local currency, increased by 16% and 10%, respectively, and the Americas revenues increased by 5%. On a geographical basis, the Americas represented 44%, Europe represented 28%, and Asia Pacific represented 28% of total revenues for the quarter.

    Cost of revenue increased $1,262,000, or 26%, entirely as a result of an increase in the amortization of capitalized software costs compared to the second quarter of the prior fiscal year. Royalty expense is included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. Research and development costs, which are reported net of capitalized software costs, decreased $3,439,00, or 55%, due to several factors. In the second quarter, the amount of research and development costs capitalized increased by $1,152,000 compared to the second quarter of the prior year, due to the increased level of new product development in the current quarter. The amount of research and development costs capitalized fluctuates from quarter to quarter, depending in part on the number of products and their stage of development. Software capitalization consists primarily of the costs of writing code and quality assurance testing. Excluding software capitalization, the decrease in research and development expenses was 28%, due mostly to changes in development staffing and exchange rate fluctuations that reduced overseas development expenses measured in dollars. In the second quarter, the amount of selling, general and administrative costs increased by $1,228,000 worldwide compared to the same period of the prior year, due to increased staffing resulting from the build-up of infrastructure and increased related expenses from that growth. The resulting changes as described above generated an overall decrease in operating expenses of 3%, to $27,529,000, compared to the same quarter last year.



    The Company's resulting operating income for the quarter ended July 31, 1997 was $4,763,000, a 16% increase from operating income of $4,101,000 during the second quarter last year. The net effect of the capitalization of software development costs and the amortization of such capitalized costs was a net benefit of $152,000 for the three months ended July 31, 1997, compared to a net benefit of $317,000 for the three months ended July 31, 1996. Excluding net software capitalization, operating income for the three months ended July 31, 1997 rose 22% compared to the three months ended July 31, 1996.


    Other income includes interest income, investment income, foreign exchange gain/loss and other income. The increase in other income for the quarter ended July 31, 1997, compared to the same period last year, was predominantly due to an increase in interest income. The Company did not experience a material foreign currency transaction gain or loss during the quarters ended July 31, 1997 and July 31, 1996.

    Net income was $2,458,000 compared to net income of $1,850,000 in the prior year, an increase of 33%. Primary earnings per share for the three months ended July 31, 1997 were $0.18 compared to $0.14 for the three months ended July 31, 1996. The stronger U.S. dollar had an adverse effect on second quarter earnings. Had exchange rates for the three months ended July 31, 1997 remained the same as for the three months ended July 31, 1996, net income and primary earnings per share would have been higher by $628,000 and $0.04, respectively.

SIX MONTHS ENDED JULY 31, 1997 VS. SIX MONTHS ENDED JULY 31, 1996

    Consolidated revenues were $64,228,000 for the six months ended July
31,1997 compared to revenues of $64,578,000 for the same period of the prior fiscal year. Current year to date revenues were adversely affected by the sale of the MSC/EMAS product line in the second quarter of the prior fiscal year. If MSC/EMAS revenues were excluded from prior year revenues, consolidated second quarter revenues would have increased by 3% in the current year. In addition, year to date revenues, measured in U.S. dollars, were adversely affected by the strengthening of the U.S. dollar against the Japanese yen and German mark compared to the same period last year. Had the U.S. dollar remained at the same foreign exchange levels as the prior year, consolidated year to date revenues would have been higher by approximately $4,076,000, or 6%. The amount of service revenue was not material to total revenues for the six months ended July 31, 1997 and July 31, 1996.

    Excluding prior year MSC/EMAS revenues, Asia Pacific and European revenues, measured in local currency, increased by 17% and 6%, respectively, and the Americas revenues increased by 8%. On a geographical basis, the Americas represented 42%, Europe represented 30%, and Asia Pacific represented 28% of total revenues for the six month period ended July 31, 1997.

    Cost of revenue increased $2,318,000, or 24%, entirely as a result of an increase in the amortization of capitalized software costs compared to the six month period of the prior fiscal year. Royalty expense is included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. Research and development costs, which are reported net of capitalized software costs, decreased $5,096,000, or 46%, due to several factors. In the six month period, the amount of research and development costs capitalized increased by $1,584,000 compared to the same period of the prior year, due to the increased level of new product development in the current six month period. The amount of research and development costs capitalized fluctuates from period to period, depending in part on the number of products and their stage of development. Software capitalization consists primarily of the costs of writing code and quality assurance testing. Excluding software capitalization, the decrease in research and development expenses was 22%, due mostly to changes in development staffing and exchange rate fluctuations that reduced overseas development expenses measured in dollars. In the six month period, the amount of selling, general and administrative costs increased by $1,505,000 worldwide compared to the same period of the prior year, due to increased staffing resulting from the build-up of infrastructure and increased related expenses from that growth. The resulting changes as described above generated an overall decrease in operating expenses of 2%, to $55,361,000, compared to the same quarter last year.

    The Company's resulting operating income for the six months ended July 31, 1997 was $8,867,000, a 12% increase from operating income of $7,944,000 during the same period of last year. The net effect of the capitalization of software development costs and the amortization of such capitalized costs was a net benefit of $152,000 for the six months ended July 31, 1997, compared to a net benefit of $901,000 for the six months ended July 31, 1996. Excluding net software capitalization, operating income for the six months ended July 31, 1997 rose 24% compared to the six months ended July 31, 1996.

    Other income includes interest income, investment income, foreign exchange gain/loss and other income. The increase in other income for the six months ended July 31, 1997, compared to the same period of last year, was predominantly due to an increase in interest income. The Company did not experience a material foreign currency transaction gain or loss during the six months ended July 31, 1997 and July 31, 1996.

    Net income was $4,384,000 compared to net income of $3,527,000 in the prior year, an increase of 24%. Primary earnings per share for the six months ended July 31, 1997 were $0.32 compared to $0.26 for the six months ended July 31, 1996. The stronger U.S. dollar had an adverse effect on earnings. Had exchange rates for the six months ended July 31, 1997 remained the same as for the six months ended July 31, 1996, net income and primary earnings per share would have been higher by $1,390,000 and $0.10, respectively.


LIQUIDITY AND CAPITAL RESOURCES

    Historically, working capital needed to finance the Company's operations and growth has been provided by cash on hand and cash flow from operations. Management believes that cash generated from operations will continue to be sufficient for working capital needs in the foreseeable future. Net cash from operating activities was $10,754,000 in the six months ended July 31, 1997, compared with $9,313,000 during the comparable period of the prior year. Cash and short-term investments were $26,258,000 at July 31, 1997 compared to $25,068,000 at January 31, 1997. The increase in cash and short-term equivalents was a composite result of the Company's normal business cycle. The Company generally experiences an increase in cash during the first six months of a fiscal year resulting from cash receipts related to strong year-end sales activity. The Company's working capital was $36,998,000 at July 31, 1997, an increase from $33,029,000 at January 31, 1997. The Company has an agreement for a $15,000,000 unsecured line of credit with its principal bank at the prevailing prime rate. No amounts were outstanding under this agreement at July 31, 1997.


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

    Management expects to continue to reinvest the Company's revenues in the research and development of new computer software products and the enhancement of existing products. Total research and development costs were $12,013,000 and $14,776,000 for the six months ended July 31, 1997 and July 31, 1996, respectively, of which $5,915,000 and $3,582,000 were capitalized. Product development costs and the capitalization rate vary depending in part on the number of products in process and the stage of development of those products.

    During the six months ended July 31, 1997 and July 31, 1996, the Company acquired $2,379,000 and $2,409,000, respectively, of new property and equipment. Capital expenditures during the current and prior fiscal years included upgrades to computer equipment and facilities worldwide. The Company's capital expenditures vary from year to year as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment, which is used in the development and support of its proprietary software products. Management expects overall expenditures for property and equipment in fiscal years 1998 and 1999 to be consistent with those for the fiscal year ended January 31, 1997.

              CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Certain information in the Management's Discussion and Analysis of Results of Operations and Financial Condition contained in this Form 10-Q includes information that is forward looking. Such forward-looking statements include, among others, statements concerning the Company's international expansion, expected trends in revenue and operating expense, capital expenditure plans, expectations regarding future liquidity, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical fact.

    The forward-looking statements in this report are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to: the timely development and market acceptance of new versions of the Company's software products; the impact of competitive products and pricing; effective development and utilization of the Company's offshore projects (currently in Taiwan and India); successful involvement of international and domestic business partners in creating mechanical engineering solutions; the level of economic activity in the U.S. and abroad; fluctuations of the U.S. dollar versus foreign currencies; timely development of CAE technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations; the Company's ability to reduce costs without adversely impacting revenues; the Company's ability to attract, motivate and retain salespeople, programmers and other key personnel; continued demand for the Company's products, including MSC/NASTRAN, MSC/PATRAN, MSC/ARIES, MSC/MVISION, MSC/DYTRAN, MSC/FEA, MSC/SuperModel, MSC/FATIGUE, MSC/NVH_Manager, MSC/DropTest, MSC/CONSTRUCT, MSC/InCheck and MSC/NASTRAN FOR WINDOWS; and such risks and uncertainties as are detailed from time to time in the Company's other Securities and Exchange Commission reports and filings.


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

                          THE MACNEAL-SCHWENDLER CORPORATION
                             PART II:  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a) On June 11, 1997, the annual meeting to the stockholders of the Company was held for the purpose of voting on the election of directors, class III, approval of the Company's 1996 employee stock purchase plan, shareholder proposal A as set forth and described in the proxy statement, shareholder proposal B as set forth and described in the proxy statement and the ratification of Ernst & Young LLP as independent auditors of the Company.

         (b) The following matters were approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

              (i)  Election of Directors(1):


              Director                          Votes Cast
              --------             ---------------------------------
                                   For           Withheld    Abstain
                                   ---           --------    -------
              Dale D. Myers        11,738,243    939,848     N/A
              Arthur H. Reidel     11,775,943    902,148     N/A

              (ii)  Approval of the Company's 1996 Employee Stock Purchase Plan:


                                                 Votes Cast
                          ------------------------------------------------------
                          For           Against     Abstain     Broker Non-Votes
                          ------------------------------------------------------
                          9,938,845     491,475     81,061      2,166,710

              (iii)  Ratification of Independent Auditors:


                                                 Votes Cast
                          ------------------------------------------------------
                          For           Against     Abstain     Broker Non-Votes
                          ------------------------------------------------------
                          12,310,891    23,514      7,954       335,732


         (c) The following matters were not approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

              (i) Shareholder Proposal A as set forth and described in the proxy statement:


                                                 Votes Cast
                          ------------------------------------------------------
                          For           Against     Abstain     Broker Non-Votes
                          ------------------------------------------------------
                          4,089,231     6,278,994   111,345     2,198,521

              (ii) Shareholder Proposal B as set forth and described in the proxy statement:


                                                 Votes Cast
                          ------------------------------------------------------
                          For           Against     Abstain     Broker Non-Votes
                          ------------------------------------------------------
                          4,368,897     6,008,618   102,055     2,198,521

--------------------

(1)  There were no broker non-votes for this proposal.



Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibit 27 - Financial Data Schedule

(b) The Company did not file any Current Reports on Form 8-K during the quarter ended July 31, 1997.








SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE MACNEAL-SCHWENDLER CORPORATION
                                  ----------------------------------
                                            (Registrant)





Date:     SEPTEMBER 12, 1997
         -------------------


                                       /s/ LOUIS A. GRECO

                                       -------------------------------
                                       Louis A. Greco, Chief Financial Officer

                                       (Mr. Greco is the Principal Financial
                                       and Accounting Officer and has been duly authorized to sign on behalf of the registrant.)