Form 10-Q
period 1997-10-31
MACNEAL SCHWENDLER CORP
filed 1997-12-12
CIK 717238

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

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




             815 Colorado Boulevard, Los Angeles, California 90041
             -----------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number                      (213) 258-9111
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes    X       No
                                -------       -------

The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,569,530 shares at December 8, 1997.

                      THE MACNEAL-SCHWENDLER CORPORATION
                                     INDEX






                                                  Page No.



Part I.        Financial Information

Item 1.   Financial Statements

     Consolidated Balance Sheets - October 31, 1997 (Unaudited)
          and January 31, 1997. . . . . . . . . . . . . . . . . . . . . . .  3

     Consolidated Statements of Income (Unaudited)
          Three and Nine Months Ended October 31, 1997 and 1996 . . . . . .  4

     Consolidated Statements of Cash Flows (Unaudited)
          Nine Months Ended October 31, 1997 and 1996 . . . . . . . . . . .  5

     Notes to Consolidated Financial Statements
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.

     Management's Discussion and Analysis of Results of Operations
          and Financial Condition . . . . . . . . . . . . . . . . . . . . .  8




Part II.          Other Information

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  12

                       THE MACNEAL-SCHWENDLER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                      OCTOBER 31,      JANUARY 31,
                                                         1997             1997
                                                    -------------     -------------
ASSETS                                               (UNAUDITED)
------
Current assets:
     Cash and cash equivalents                      $  14,880,000    $  24,016,000
     Short-term investments                            10,546,000        1,052,000
     Trade accounts receivable, net                    37,232,000       36,328,000
     Other current assets                               8,182,000        8,884,000
                                                    -------------    -------------

              Total current assets                     70,840,000       70,280,000

Property and equipment, net                             9,010,000       10,242,000
Capitalized software costs, net                        28,505,000       28,173,000
Goodwill and other intangibles, net                    14,539,000       16,265,000
Other assets                                            2,982,000        2,862,000
                                                    -------------    -------------

                                                    $ 125,876,000    $ 127,822,000
                                                    -------------    -------------
                                                    -------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $   1,289,000    $   2,248,000
     Accrued liabilities                               20,491,000       25,968,000
     Deferred income                                    7,802,000        9,035,000
                                                    -------------    -------------

              Total current liabilities                29,582,000       37,251,000

Deferred income taxes                                   9,667,000       10,465,000
Convertible subordinated debentures                    56,574,000       56,574,000

Commitments

Shareholders' equity:
     Preferred stock, $0.01 par value, 10,000,000
         shares authorized; no shares outstanding
         at October 31, 1997 or January 31, 1997               -                 -
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         13,570,000 and 13,456,000 issued and
         outstanding at October 31, 1997 and
         January 31, 1997, respectively                31,045,000       30,250,000
     Retained earnings (deficit)                        2,807,000       (4,093,000)
     Accumulated translation adjustment                (3,799,000)      (2,625,000)
                                                    -------------    -------------

              Total shareholders' equity               30,053,000       23,532,000
                                                    -------------    -------------

                                                    $ 125,876,000    $ 127,822,000
                                                    -------------    -------------
                                                    -------------    -------------

See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED OCTOBER 31,     NINE MONTHS ENDED OCTOBER 31,
                                                    ------------------------------     ----------------------------
                                                         1997           1996                1997           1996
                                                     ------------   ------------        ------------   ------------
Revenues:
 Software licenses                                   $ 24,395,000   $ 25,193,000        $ 74,414,000   $ 78,415,000
 Software maintenance and services                      7,166,000      6,074,000          21,375,000     17,430,000
                                                     ------------   ------------        ------------   ------------
  Total revenues                                       31,561,000     31,267,000          95,789,000     95,845,000


Operating expenses:
 Cost of revenue                                        6,474,000      4,612,000          18,501,000     14,321,000
 Amortization of goodwill and other intangibles           567,000        567,000           1,701,000      1,701,000

 Research and development                               2,814,000      4,951,000           8,912,000     16,145,000
 Selling, general and administrative                   17,306,000     16,476,000          53,408,000     51,073,000
                                                     ------------   ------------        ------------   ------------
  Total operating expenses                             27,161,000     26,606,000          82,522,000     83,240,000


Operating income                                        4,400,000      4,661,000          13,267,000     12,605,000



Debenture interest                                     (1,114,000)    (1,114,000)         (3,342,000)    (3,342,000)
Other income (expense), net                               526,000        (74,000)            529,000       (565,000)
                                                     ------------   ------------        ------------   ------------
Income before income taxes                              3,812,000      3,473,000          10,454,000     8,698,000


Provision for income taxes                              1,296,000      1,129,000           3,554,000     2,827,000
                                                     ------------   ------------        ------------   ------------


 Net income                                          $  2,516,000   $  2,344,000        $  6,900,000   $  5,871,000
                                                     ------------   ------------        ------------   ------------
                                                     ------------   ------------        ------------   ------------


 Primary earnings per share                          $       0.18   $       0.17        $       0.50   $       0.43
                                                     ------------   ------------        ------------   ------------
                                                     ------------   ------------        ------------   ------------


 Weighted average number of
  common shares outstanding                            13,690,000     13,480,000          13,718,000     13,499,000
                                                     ------------   ------------        ------------   ------------
                                                     ------------   ------------        ------------   ------------


                       THE MACNEAL-SCHWENDLER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                              OCTOBER 31
                                                                   --------------------------------
                                                                       1997                1996
                                                                   ------------        ------------
Cash flows from operating activities:
   Net income                                                      $  6,900,000        $  5,871,000
   Adjustments to reconcile net income to net
      Cash provided by operating activities:
      Depreciation and amortization of property and equipment         4,074,000           4,780,000
      Amortization of goodwill and other intangibles                  1,701,000           1,701,000
      Amortization of capitalized software costs                      9,120,000           5,243,000
      Deferred income taxes                                            (798,000)                -
      Loss on disposal of property and equipment                         58,000              23,000

   Changes in assets and liabilities:
        Accounts receivable, net                                       (904,000)          3,061,000
        Other current assets                                            702,000            (379,000)
        Accounts payable                                               (959,000)           (953,000)
        Accrued liabilities                                          (4,704,000)         (1,421,000)
        Deferred income                                              (1,233,000)            283,000
        Restructuring reserve                                               -            (1,332,000)
        Income taxes payable                                           (773,000)           (379,000)
                                                                   ------------        ------------

Net cash provided by operating activities                            13,184,000          16,498,000

Cash flows from investing activities:
   (Increase) decrease in short-term investments                     (9,494,000)          2,285,000
   Acquisition of property and equipment                             (2,929,000)         (3,754,000)
   Proceeds from sale of Electronics Business Unit                          -             5,600,000
   Purchase of subsidiary, net of cash acquired                             -              (115,000)
   Capitalized software costs                                        (9,422,000)         (6,294,000)
   Increase in other assets                                             (96,000)           (238,000)
                                                                   ------------        ------------
Net cash (used in) provided by investing activities                 (21,941,000)         (2,516,000)

Cash flows from financing activities:
   Proceeds from capital stock issued                                   795,000             152,000
   Payments of long-term debt                                               -                (2,000)
   Cash dividends paid                                                      -            (5,111,000)
                                                                   ------------        ------------
Net cash provided by (used in) financing activities                     795,000          (4,961,000)
Effect of exchange rate changes on cash                              (1,174,000)            400,000
                                                                   ------------        ------------

Net (decrease) increase in cash and cash equivalents                 (9,136,000)          9,421,000
Cash and cash equivalents at beginning of period                     24,016,000           7,235,000
                                                                   ------------        ------------
Cash and cash equivalents at end of period                         $ 14,880,000        $ 16,656,000
                                                                   ------------        ------------
                                                                   ------------        ------------

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

     Supplemental cash flow information for taxes paid during the nine months ended October 31, 1997 and 1996 were $5,125,000 and $3,174,000, respectively. Additionally, the Company paid interest of $4,454,000 on its Convertible Subordinated Debentures due 2004 during both nine month periods ended October 31, 1997 and October 31, 1996, respectively.

     Fully-diluted earnings per share calculated under the treasury method were anti-dilutive for the three and nine months ended October 31, 1997 and for the same periods ended October 31, 1996. Fully-diluted earnings per share under the treasury method are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the pro forma effects of stock option exercises and debenture conversions.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic earnings per share and diluted earnings per share. Basic and diluted earnings per share for the three and nine months ended October 31, 1997 and 1996 would have been substantially the same as primary earnings per share. The Company plans to adopt SFAS No. 128 in its fourth quarter of the current fiscal year, and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS No. 128.

     All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. Operating results for the nine months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998.

     Certain reclassifications have been made to the financial information for the three months and nine months ended October 31, 1996 in order to conform to the October 31, 1997 presentation.


NOTE 2:   CAPITALIZED SOFTWARE

     The components of net capitalized software costs were as follows:

                                            Three Months Ended October 31,    Nine Months Ended October 31,
                                            ------------------------------    -----------------------------
                                                  1997            1996             1997          1996
                                                  ----            ----             ----          ----
Software costs capitalized                    $(3,355,000)    $(1,811,000)     $(9,422,000)   $(6,294,000)
Amortization of capitalized software            3,205,000       1,661,000        9,120,000      5,243,000
                                              -----------     -----------      -----------    -----------
Net capitalized software costs                $  (150,000)    $  (150,000)     $  (302,000)   $(1,051,000)
                                              -----------     -----------      -----------    -----------
                                              -----------     -----------      -----------    -----------

Amortization expense associated with capitalized software costs is reported in cost of revenue, and capitalization of software costs is reported as a reduction of research and development expense.

NOTE 3: ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:

                                        October 31,   January 31,
                                           1997          1997
                                           ----          ----

Compensation and related expenses     $  6,361,000   $  6,845,000
Commissions payable                      2,023,000      3,958,000
Debenture interest payable                 574,000      1,687,000
Contribution to profit sharing plan      2,281,000      3,107,000
Post-retirement benefits                 2,364,000      1,551,000
Income taxes payable                        10,000        783,000
Royalties payable                          664,000        911,000
Sales taxes payable                      1,849,000      3,552,000
Incentive compensation                     121,000        224,000
Stock purchase plan                        223,000        216,000
Other                                    4,021,000      3,134,000
                                      ------------   ------------
                                      $ 20,491,000   $ 25,968,000
                                      ------------   ------------
                                      ------------   ------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED OCTOBER 31, 1997 VS. THREE MONTHS ENDED OCTOBER 31, 1996


     Consolidated revenues were $31,561,000 in the third quarter, compared to revenues of $31,267,000 in the third quarter of the prior fiscal year.
Third quarter revenues, measured in U.S. dollars, were adversely affected by the strengthening of the U.S. dollar against the Japanese yen and German mark compared to the same quarter last year. Had the U.S. dollar remained at the same foreign exchange levels as the prior year, consolidated third quarter revenues would have been higher by approximately $2,395,000, or 8%. The amount of service revenue was not material to total revenues for the quarters ended October 31, 1997 and October 31, 1996.

     Cost of revenue increased $1,862,000, or 40%, compared to the third quarter of the prior fiscal year, primarily resulting from an increase in the amortization of capitalized software costs of $1,544,000 and an increase of $280,000 in direct material costs related to continued product releases. Royalty expense is included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. Research and development costs, which are reported net of capitalized software costs, decreased $2,137,000, or 43%. Research and development costs capitalized increased by $1,544,000 compared to the third quarter of the prior year due to the increased level of new product development in the current quarter. Research and development expenses, excluding capitalized software costs, decreased $593,000, or 9%, due mostly to changes in development staffing and exchange rate fluctuations that reduced overseas development expenses measured in dollars. The amount of research and development costs capitalized fluctuates from quarter to quarter, depending in part on the number of products and their stage of development. Software capitalization consists primarily of the costs of writing code and quality assurance testing. In the third quarter, the amount of selling, general and administrative costs increased by $830,000 worldwide compared to the same period of the prior year, due to increased staffing resulting from the build-up of infrastructure and increased related expenses from that growth. The resulting changes as described above generated an overall increase in operating expenses of 2%, to $27,161,000, compared to the same quarter last year.

     The Company's resulting operating income for the quarter ended October
31, 1997 was $4,400,000, a 6% decrease from operating income of $4,661,000 during the third quarter last year. The net effect of the capitalization of software development costs and the amortization of such capitalized costs was a net benefit of $150,000 for both the three months ended October 31, 1997, and the three months ended October 31, 1996.

     Other income includes interest and investment income, foreign exchange gain/loss and other income. The increase in other income for the quarter ended October 31, 1997, compared to the same period last year, was predominantly due to a reduction of foreign exchange losses of $516,000.

     Net income was $2,516,000 compared to net income of $2,344,000 in the prior year, an increase of 7%. Primary earnings per share for the three months ended October 31, 1997 were $0.18 compared to $0.17 for the three months ended October 31, 1996. The stronger U.S. dollar had an adverse effect on third quarter earnings. Had exchange rates for the three months ended October 31, 1997 remained the same as for the three months ended October 31, 1996, net income and primary earnings per share would have been higher by $503,000 and $0.04, respectively.

NINE MONTHS ENDED OCTOBER 31, 1997 VS. NINE MONTHS ENDED OCTOBER 31, 1996


     Consolidated revenues were $95,789,000 for the nine months ended October 31,1997 compared to revenues of $95,845,000 for the same period of the prior fiscal year. Current year to date revenues were adversely affected by the sale of the MSC/EMAS product line in the second quarter of the prior fiscal year. Current year revenue was 3% higher than the prior year revenue excluding revenue from the MSC/EMAS product line. In addition, year to date revenues, measured in U.S. dollars, were adversely affected by the strengthening of the U.S. dollar against the Japanese yen and German mark compared to the same period last year. Had the U.S. dollar remained at the same foreign exchange levels as the prior year, consolidated year to date revenues would have been higher by approximately $6,471,000, or 7%. The amount of service revenue was not material to total revenues for the nine months ended October 31, 1997 and October 31, 1996.

     Excluding prior year MSC/EMAS revenues, Asia Pacific and European revenues, measured in local currency, increased by 10% and 9%, respectively, and the Americas revenues increased by 10%. On a geographical basis, the Americas represented 44%, Europe represented 29%, and Asia Pacific represented 27% of total revenues for the nine month period ended October 31, 1997.

     Cost of revenue increased $4,180,000, or 29%, primarily resulting from an increase in the amortization of capitalized software costs of $3,877,000 compared to the nine month period of the prior fiscal year. Royalty expense is included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. Research and development costs, which are reported net of capitalized software costs, decreased $7,233,000, or 45%. Research and development costs capitalized increased by $3,128,000 compared to the same period of the prior year, due to the increased level of new product development in the current nine month period. Research and development expenses, excluding software capitalization, decreased $4,105,000, or 18%, due mostly to changes in development staffing and exchange rate fluctuations that reduced overseas development expenses measured in dollars. The amount of research and development costs capitalized fluctuates from period to period, depending in part on the number of products and their stage of development. Software capitalization consists primarily of the costs of writing code and quality assurance testing. In the nine month period, the amount of selling, general and administrative costs increased by $2,335,000, or 5%, worldwide compared to the same period of the prior year, due to increased staffing resulting from the build-up of infrastructure and increased related expenses from that growth. The resulting changes as described above generated an overall decrease in operating expenses of 1%, to $82,522,000, compared to the same period last year.

     The Company's resulting operating income for the nine months ended October 31, 1997 was $13,267,000, a 5% increase from operating income of $12,605,000 during the same period of last year. The net effect of the capitalization of software development costs and the amortization of such capitalized costs was a net benefit of $302,000 for the nine months ended October 31, 1997, compared to a net benefit of $1,051,000 for the nine months ended October 31, 1996. Excluding net software capitalization, operating income for the nine months ended October 31, 1997 rose 12% compared to the nine months ended October 31, 1996.

     Other income includes interest and investment income, foreign exchange gain/loss and other income. The increase in other income for the nine months ended October 31, 1997, compared to the same period last year, was predominantly due to an increase in interest and investment income of $397,000 and a reduction of foreign exchange losses of $753,000.

     Net income was $6,900,000 compared to net income of $5,871,000 in the prior year, an increase of 18%. Primary earnings per share for the nine months ended October 31, 1997 were $0.50 compared to $0.43 for the nine months ended October 31, 1996. The stronger U.S. dollar had an adverse effect on earnings. Had exchange rates for the nine months ended October 31, 1997 remained the same as for the nine months ended October 31, 1996, net income and primary earnings per share would have been higher by $1,893,000 and $0.14, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, working capital needed to finance the Company's operations and growth has been provided by cash on hand and cash flow from operations. Management believes that cash generated from operations will continue to be sufficient for working capital needs in the foreseeable future. Net cash from operating activities was $13,184,000 in the nine months ended October 31, 1997, compared with $16,498,000 during the comparable period of the prior year. Cash and short-term investments were $25,426,000 at October 31, 1997 compared to $25,068,000 at January 31, 1997. The Company's working capital was $41,258,000 at October 31, 1997, an increase from $33,029,000 at January 31, 1997. The increase in the Company's working capital resulted from a decrease in current liabilities including accrued liabilities as presented in "Note 3: Accrued Liabilites." The Company has an agreement for a $15,000,000 unsecured line of credit with its principal bank at the prevailing prime rate. No amounts were outstanding under this agreement at October 31, 1997.

     The Company issued convertible subordinated debentures in connection with the PDA acquisition in the aggregate amount of approximately $56,608,000. The debentures bear interest at 7-7/8%, with interest payments due semi-annually in March and September. Debenture interest payments were made in both March 1997 and September 1997 totalling $4,454,000. The amount of interest will decrease if the debentures are converted into common stock. The debentures mature in August 2004.

     Management expects to continue to reinvest the Company's revenues in the research and development of new computer software products and the enhancement of existing products. Total research and development costs were $18,334,000 and $22,439,000 for the nine months ended October 31, 1997 and October 31, 1996, respectively, of which $9,422,000 and $6,294,000 were capitalized. Product development costs and the capitalization rate vary depending in part on the number of products in process and the stage of development of those products.

     During the nine months ended October 31, 1997 and October 31, 1996, the Company acquired $2,929,000 and $3,754,000, respectively, of new property and equipment. Capital expenditures during the current and prior fiscal years included upgrades to computer equipment and facilities worldwide. The Company's capital expenditures vary from year to year as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment, which is used in the development and support of its proprietary software products. Management expects overall expenditures for property and equipment in fiscal years 1998 and 1999 to be consistent with those for the fiscal year ended January 31, 1997.

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

     The forward-looking statements in this report are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to: the timely development and market acceptance of new versions of the Company's software products; the impact of competitive products and pricing; effective development and utilization of the Company's offshore projects (currently in Taiwan and India); successful involvement of international and domestic business partners in creating mechanical engineering solutions; the level of economic activity in the U.S. and abroad; fluctuations of the U.S. dollar versus foreign currencies; timely development of CAE technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations; the Company's ability to reduce costs without adversely impacting revenues; the Company's ability to attract, motivate and retain salespeople, programmers and other key personnel; continued demand for the Company's products, including MSC/NASTRAN, MSC/PATRAN, MSC/ARIES, MSC/MVISION, MSC/DYTRAN, MSC/FEA, MSC/SuperModel, MSC/FATIGUE, MSC/NVH_Manager, MSC/DropTest, MSC/CONSTRUCT, MSC/InCheck, MSC/Super Forge, MSC/AMS and MSC/NASTRAN FOR WINDOWS; and such risks and uncertainties as are detailed from time to time in the Company's other Securities and Exchange Commission reports and filings.

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

                      THE MACNEAL-SCHWENDLER CORPORATION
                          PART II:  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

(a) Exhibit 27 - Financial Data Schedule

(b) The Company did not file any Current Reports on Form 8-K during the quarter ended October 31, 1997.






SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        THE MACNEAL-SCHWENDLER CORPORATION
                        ----------------------------------
                                   (Registrant)





Date: December 12, 1997
      -----------------


                               /s/ LOUIS A. GRECO
                               -----------------------------------------------
                               Louis A. Greco, Chief Financial Officer

                               (Mr. Greco is the Principal Financial and
                               Accounting Officer and has been duly authorized to sign on behalf of the registrant.)