Form 10-K405
period 1998-01-31
MACNEAL SCHWENDLER CORP
filed 1998-04-30
CIK 717238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                         COMMISSION FILE NUMBER 1-8722
                            ------------------------

                       THE MACNEAL-SCHWENDLER CORPORATION

             (Exact name of registrant as specified in its charter)

                DELAWARE                               95-2239450
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

        815 COLORADO BOULEVARD,                          90041
        LOS ANGELES, CALIFORNIA                        (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number including area code: (213) 258-9111
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON WHICH
            TITLE OF EACH CLASS                        REGISTERED
  ----------------------------------------    ----------------------------

  Common Stock par value $.01 per share          New York Stock Exchange
  7 7/8% Convertible Subordinated
    Debentures due August 18, 2004               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of April 16, 1998 the approximate aggregate market value of The MacNeal-Schwendler Corporation's voting stock held by nonaffiliates was $150,351,000.

    As of April 16, 1998 there were outstanding 13,668,256 shares of Common Stock of The MacNeal-Schwendler Corporation.

    Documents incorporated by reference: The Annual Proxy Statement of The MacNeal-Schwendler Corporation for the Annual Meeting of Shareholders to be held on June 10, 1998 is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10K
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
Business..............................................................        2

Properties............................................................       10

Legal Proceedings.....................................................       10

Submission of Matters to a Vote of Security Holders...................       10

Market for Registrant's Common Equity and Related Shareholder
  Matters.............................................................       11

Selected Financial Data...............................................       11

Management's Discussion and Analysis of Financial Condition and
  Results of Operations...............................................       12

Financial Statements and Supplementary Data...........................       18

Changes In and Disagreements With Accountants on Accounting and
  Financial Disclosure................................................       38

Exhibits, Financial Statement Schedules and Reports on Form 8-K.......       38

                                     PART I

ITEM 1. BUSINESS.

    The MacNeal-Schwendler Corporation ("MSC" or the "Company") was incorporated in Delaware in 1994. Since its inception in 1963, the Company has been engaged in computer-aided engineering ("CAE"), including the development and marketing of software for use principally by engineers and designers in industry, research laboratories and universities. In the last two years, the Company has expanded its scope to focus on providing engineering solutions through strategic consulting, software integration, and customization services in addition to engineering software sales. The Company's principal software products are MSC/NASTRAN and MSC/PATRAN. Each product has been adapted over the years so that it is compatible with most of the computer hardware platforms currently used by engineers.

    In the current computer-aided manufacturing ("CAM") environment, designs are subjected to engineering analysis before manufacturing has begun. MSC/NASTRAN is a basic CAE analytical tool. MSC/PATRAN is an interactive CAE environment that facilitates the use of geometric data from popular computer-aided design ("CAD") systems such as CATIA, Pro/ENGINEER, and EDS/Unigraphics in a variety of commercial analysis programs including MSC/NASTRAN. The use of CAE analysis helps to get products to market faster, reduce product cost, and increase reliability. CAE analysis can be used to simulate the performance of a design prior to its physical manufacture, replacing time-consuming and costly manual analyses and physical testing and permits a substantial increase in the number of design trade-offs and design cycles. The Company's CAE tools are used by engineers worldwide in several industries, including aerospace, automotive, shipbuilding, consumer products and electronic packaging.

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

    MSC offers the following CAE products in addition to MSC/NASTRAN and MSC/PATRAN:

        MSC/DYTRAN--a tool used to solve highly nonlinear, transient dynamic problems, including those involving high speed impact, and fluid-structure interaction problems.

        MSC/SuperForge--a tool for the simulation of complex forging operations.

        MSC/SuperModel--provides automatic assembly of airframe and launch vehicle models.

        MSC/MVISION--a materials data management system for test, design and analysis engineers.

        MSC/NASTRAN for Windows--an integrated finite element modeling and analysis system for Windows NT, Windows 95, and Windows 3.1.

        MSC/InCheck--a series of software tools to be used in conjunction with "mid-range" CAD tools such as Autodesk Mechanical Desktop, Solidworks and Solid Edge. It is a Wizard-driven product.

    As an extension of its software business, the Company develops educational tools designed to train users of MSC/NASTRAN, MSC/PATRAN and its other products. Training seminars are conducted in local languages on a frequent basis at the MSC Institute of Technology in Costa Mesa, California, at the Company's Los Angeles headquarters, at MSC's offices worldwide, and at actual client sites. In addition, the Company now provides a broad range of engineering software consulting services. A typical assignment might include all or some of the following activities:

    - design/analysis process audits, wherein we will contract to examine the current practice in a customer's operation and, based on our worldwide experience in similar operations, benchmark that process against the industry

    - process reengineering planning, wherein we will contract to define an improved process state and provide a roadmap of changes to be made to achieve that improved state

    - reengineering implementation, wherein we will contract to make the recommended changes, often introducing new software tools and analysis techniques. The tools may be our own or those of other third parties. Often process change includes integration with the customer's Product Data Management (PDM) system and possibly the Enterprise Resource Management
      (ERM) system

    - software customization, wherein we will contract to modify our software products to capture particular features of the client's process or methodology

    - proprietary software commercialization, wherein we will contract to commercialize proprietary software programs to reduce the client's support costs, increase the sources of input for technological advance and/or increase access to the software for the client's supply chain

    The following is a detailed discussion of each of the Company's major CAE products:

MSC/NASTRAN

    MSC/NASTRAN is based upon the "finite element method" (FEM) of analysis. With FEM, complex structures are divided into small elements which form a finite element model. The model is then subjected to computer analysis. MSC/NASTRAN is used to analyze structures in order to determine, among other things, their strength, safety and performance characteristics. For example, in the aerospace industry, MSC/NASTRAN is employed to determine the stress distribution in the major parts of an aircraft, such as engines, wings, fuselage and tail. The computer analysis could be applied, for example, to improve the design of aircraft by suggesting the removal of material where stresses are low and the addition of material where stresses are high, while creating a reduced usage of prototypes and other testing. With this knowledge, aircraft can be made both stronger and lighter. The same principles have been applied to improve the design of jets, rockets, engines, automobiles, trucks, tires, ships, farm equipment, heavy industrial equipment, nuclear containment vessels, helicopters, spacecraft and other products and structures.

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

    Because MSC/NASTRAN has been designed in a modular way, new features can be added and obsolete features replaced without disrupting the other modules of the system. As a result, major changes in computer hardware have been systematically accommodated. For example, the program has been adapted to be used on minicomputers and microcomputers, including Windows based personal computers. The Company believes that the continued development and maintenance of MSC/NASTRAN, together with the modular design features of the program, have prevented, and will continue to prevent, its obsolescence, although no assurance can be given that future changes in hardware or breakthroughs in software design will not result in the obsolescence of the program.

    MSC/NASTRAN is currently operational on a wide variety of computer operating system/hardware platform combinations, including those manufactured and distributed by International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("DEC"), Hewlett-Packard Corporation ("HP"),

Hitachi Data Systems, Nippon Electric Corporation ("NEC"), Silicon Graphics Inc. ("SGI"), Fujitsu Ltd., Siemens GmbH, and Sun Microsystems Inc. ("SUN").

MSC/PATRAN

    MSC/PATRAN provides finite element modeling, analysis data integration, analysis simulation, and results evaluation capabilities required for analysts to simulate product performance early in the design-for-manufacture process. With MSC/PATRAN, an engineer is able to visualize the design, interface with other CAD programs, perform pre-processing to prepare the computer model for engineering analysis, and perform post processing of the results of the analysis to assist in interpretation and visualization of the results, as well as integration of analysis data with testing software packages. All of the functions of the software can be integrated, automated and tailored to the user's specific requirements using a powerful programming command language.

    The MSC/PATRAN system can be described as software that provides three fundamental functions:

        MSC/PATRAN CORE SOFTWARE--The core of the MSC/PATRAN software enables the engineer to visualize the design, preprocess the design into a computer model for engineering analysis, and postprocess the results of the analysis into a graphical representation. The software interfaces with many popular CAD programs and many analysis packages such as MSC/NASTRAN.

        APPLICATION MODULES--Through a series of modules that can be added to the core software, engineers can perform analysis on stress, thermal mechanisms and dynamics, fluid flow, solid modeling, and fatigue. Certain of these application modules have been developed by third parties and are marketed under joint development or marketing agreements.

        INTERFACES--MSC/PATRAN uses a series of interfaces that allow it to interact with programs developed by other companies in the CAD/CAM/CAE industry. These interfaces either involve direct links into other software or translate data to and from other software so that it can be processed within MSC/PATRAN.

        Currently, the Company focuses its development activities with respect to MSC/PATRAN on hardware platforms from HP, SUN, SGI, IBM, DEC, and PC's based on Intel processors.

MSC/DYTRAN

    MSC/DYTRAN is designed to analyze transient, dynamic events characterized by large structural distortions or the interaction of fluids with structures. Using MSC/DYTRAN, engineers can solve many practical problems, including automotive crash simulations, vehicle occupant safety studies, aircraft crash-worthiness studies, forging studies and drop-test simulations.

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

MSC/MVISION

    MSC/MVISION is a materials software system for visualization, selection and data integration which helps companies take advantage of state-of-the-art materials technology throughout the design-to-manufacture process. MSC/MVISION electronically integrates data across engineering boundaries. It allows users to build their own proprietary materials database and provides access to that data across all engineering disciplines. It provides users with the ability to search, query, compare and manipulate materials data as well as with direct access to these databanks from within MSC/PATRAN. MSC/ MVISION is being adopted to the client-server hardware environment and is the technical basis for the Company's other engineering data management capabilities.

MSC/SUPERMODEL

    MSC/SuperModel is an analysis process management and advanced aerospace modeling solution that dramatically reduces the time required for design simulation. Aerospace structures are designed, analyzed, and manufactured by multiple companies, with each being responsible for a given component, such as a wing or fuselage. These companies are also responsible for their component's finite element model, which predicts stress and deflection. MSC/SuperModel assembles a number of component models (submodels) into a complete model (supermodel.) MSC/SuperModel automates the task of managing the component and assembly processes, tasks to which aerospace companies previously devoted significant time and effort.

RESEARCH AND DEVELOPMENT

    The Company continually expends significant amounts on the development and maintenance of its suite of CAE software products, as well as on new product research and development. During the years ended January 31, 1998, 1997, and 1996, approximately $25,194,000, $30,425,000, and $30,752,000, respectively, was expended for software research and development. Of the amounts expended, $12,909,000 in 1998, $9,025,000 in 1997, and $10,447,000 in 1996 were included in software costs capitalized.

    The Company's development activities have historically involved adding new capabilities to its family of CAE programs or converting those programs for use on new computer platforms. Such activities are intended to prevent technological obsolescence and assure the Company's clients the maximum flexibility in selecting computer hardware. A decision to undertake development activity to adapt MSC's software program for a particular computer is based upon the Company's estimates regarding feasibility, cost and the size of the market for the program in connection with the particular computer.

    Maintenance of MSC software products includes system integration, quality assurance testing, error correction, and modifications to accommodate changes to computer system software. Given the maturity of the Company's software, most maintenance efforts stem from continuing new developments. Maintenance costs are expensed as incurred.

    The Company has recently increased the portion of research and development expenditure which is used for new product development and expects to continue this trend. The Company now provides industry specific modules such as an Automotive Modeling System and a Noise, Vibration and Harshness Manager for the automobile industry.

MARKETING

    The Company markets its products through advertising in trade publications, participation in industry trade shows and exhibits, training seminars conducted worldwide, its existing client base and through complementary marketing agreements with computer hardware manufacturers.

    Foreign marketing is generally conducted in the same manner as U.S. marketing. The basic licensing agreements are substantially the same. Prices for agreements originating with MSC's German subsidiary are generally stated in German Marks and agreements originating within Japan are generally stated in Japanese Yen. Agreements with customers in Asia-Pacific outside of Japan are denominated in US dollars. The agreements stated in foreign currencies are subject to currency fluctuations.

    REVENUE POLICY. The Company provides a variety of licensing alternatives for the use of its software products. MSC's software products have been primarily offered on an annual pre-paid license basis. An annual pre-paid license is set at a fixed rate for the period and provides for payment in advance of use. Under the pre-paid agreement, license revenue is recognized at the time of sale, while maintenance revenue, representing approximately 15% of the revenue from a pre-paid license, is recognized ratably over the term of the maintenance period. In recent years, demand has also increased for paid up licenses for engineering software products. A paid up license provides significant revenue at the original time of sale of the product, with smaller payments for maintenance following the time of sale. The growth of paid up licenses creates higher earnings volatility since larger amounts of revenue are recognized at one time instead of over a period of time. Service revenue was less than 8% of revenue in fiscal 1998. See Note 1 of Notes to Consolidated Financial Statements for additional information with respect to the Company's revenue recognition policy.

    SALES/SUPPORT OFFICES. The Company maintains U.S. sales and client support offices in Los Angeles, CA; Costa Mesa, CA; Santa Clara, CA; Sacramento, CA; Denver, CO; Dallas, TX; Atlanta, GA; Minneapolis, MN; Milwaukee, WI; Huntsville, AL; Reston, VA; Dayton, OH; Sparta, NJ; Boca Raton, FL; Chicago, IL; Detroit, MI; Philadelphia, PA; Boston, MA; New York, NY; Indianapolis, IN; Rochester, NY; Phoenix, AZ; and Seattle, WA areas. The Los Angeles office also serves as the Company's headquarters. The other offices are staffed by sales and/or technical support representatives who have engineering backgrounds and experience using MSC products. These representatives market the Company's products, provide training in their use, respond to user support calls and provide solutions for CAE analysis throughout North America.

    The Company's products are marketed, distributed and supported outside of North America through a network of foreign subsidiary offices.

    The Company's wholly-owned European subsidiary headquartered in Munich, Germany, manages its own network of wholly-owned subsidiaries in the United Kingdom, Italy, Spain, France, Norway, and The Netherlands. Other sales offices are located in Moscow, Russia, Fribourg, Switzerland and Brno, Czech Republic. In Asia Pacific, sales and service are handled through the Company's wholly-owned subsidiary in Tokyo, Japan, with a branch office in Osaka, Japan, as well as other sales offices in Taipei, Taiwan and Beijing, People's Republic of China.

    Representative arrangements are also utilized in several European and Asia Pacific countries as well as in India, Australia, and parts of Latin America.

    POST CONTRACT SUPPORT. Client service is an integral aspect of the Company's marketing program. The Company maintains toll-free numbers and a "hot line" service for its clients. The Company has invested in advanced "call center" technology to improve its capabilities.

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

    Formal training for clients is conducted by the Company, ranging from three-day introductory courses to intensive courses on specialized subjects for experienced users. On site courses for clients are provided for larger user organizations.

    The Company also hosts annual users' conferences in the United States, Europe, Asia Pacific, Australia, and Latin America to gather data on client needs, new engineering applications, and new trends in computing technology.

CUSTOMERS

    The Company's products are marketed internationally to clients from aerospace, automotive, industrial, computer and electronics manufacturers, and universities. These categories of clients accounted for 39%, 26%, 28%, 4%, and 3%, respectively, of the Company's revenues for the fiscal year ended January 31, 1998.

    For the year ended January 31, 1998, foreign export sales accounted for approximately 56% of gross revenues, most of which were attributable to Europe (28%) and Asia-Pacific (26%). The balance was attributable to Canada and South America. The operating margins derived from the Company's foreign export sales do not materially differ from its domestic operations. See Notes 8 and 10 of Notes to Consolidated Financial Statements for additional information with respect to the Company's foreign operations.

    No customer of the Company accounts for more than 10% of the Company's consolidated revenues.

BACKLOG

    The Company does not maintain backlog statistics for its products because software is generally available for delivery upon execution of a licensing agreement or contract. Backlog for consulting services work is currently not material.

INTELLECTUAL PROPERTY RIGHTS

    MSC, MSC/, MSC/ARIES, MSC/PATRAN, MSC/MVISION, MSC/DYTRAN are registered trademarks of the Company. NASTRAN is a registered trademark of NASA. MSC/NASTRAN is an enhanced proprietary version of NASTRAN.

    MSC/NASTRAN, MSC/NASTRAN for Windows, MSC/SuperModel, MSC/InCheck, MSC/ SuperForge, MSC/NVH Manager, MSC/DropTest, MSC/FEA, MSC/FATIGUE, MSC/CONSTRUCT, and MSC/AMS are trademarks of the Company. Registration on certain of these trademarks is pending. Most of the Company's trademarks have also been registered in foreign countries. MSC believes that it could successfully defend the use of its trademarks, whether registered or pending registration, under federal or common law existing in the State of California.

    In addition, the Company maintains federal statutory copyright protection with respect to its software programs and products and has registered copyrights on all documentation and manuals related to these programs and maintains trade secret protection on its software products.

COMPETITION

    The Company competes in highly competitive markets including the development and marketing of software for use principally by engineers and designers in industry, research laboratories, and universities. The Company believes it is a leading supplier of software and services to the CAE market in which it competes with its MSC/NASTRAN and MSC/PATRAN product offerings.

    The Company believes that MSC/NASTRAN is the leading program for engineering analysis worldwide based upon capability, functionality, international acceptance, and sales volume and that MSC/

PATRAN is the standard CAE environment for manufacturers worldwide, based upon its enhanced usability, direct CAD access, intelligent use of geometry, automated finite element modeling, and completeness of analysis integration.

    The Company must continue to offer attractive prices and performance capabilities in order to retain existing clients and further extend its markets. See "Research and Development" and "Marketing" above. The Company competes primarily based upon product quality, service, price, and technological innovation.

EMPLOYEES

    At January 31, 1998, the Company and its subsidiaries employed approximately 700 persons, of whom 290 were involved in technical activities, 237 in sales and marketing and 173 in administration. Of these employees, 267 hold advanced degrees. The Company's business is dependent in part upon its ability to attract and retain highly skilled personnel who are in great demand. The Company has no contracts with labor organizations and believes its relations with its employees are good.

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

Kenneth D. Blakely......         43  Senior Vice President of International Operations and General
                                       Manager of Aerospace Business Unit for the Company
                                       (February 1998-present); Vice President and General Manager of Aerospace Business Unit for the Company (March
                                       1996-January 1998); Vice President of Marketing for the
                                       Company (January 1995-February 1996); Department Director
                                       of Production and Support for the Company (March
                                       1993-December 1994); Section Manager of Technical Product
                                       Planning and Support for the Company (January 1992-February
                                       1993); Department Director of Product Management and
                                       Support for the Company (June 1991-December 1991);
                                       MSC/NASTRAN Program Manager of the Company (October
                                       1989-May 1991).

Louis A. Greco..........         50  Chief Financial Officer of the Company (March 1983-present)
                                     and Corporate Secretary of the Company (December
                                       1985-present).

Thomas C. Tecco.........         48  Vice President of Automotive Business Unit for the Company
                                       (August 1996-present).

James B. Archer.........         49  Senior Vice President of Product Development for the Company
                                       (February 1998-present); Vice President of Product
                                       Development for the Company (August 1997-January 1998).

Richard C. Murphy.......         34  Vice President and General Manager of Growth Industries
                                     Business Unit for the Company (February 1997-present); Vice
                                       President and General Manager of General Manufacturing Unit
                                       for the Company (September 1996-January 1997); Department
                                       Director of North American Sales and Support for the
                                       Company (March 1996-August 1996); Regional Office Manager
                                       of North American Sales and Sales Support for the Company
                                       (February 1994-February 1996); Sales Representative of
                                       North American Sales and Sales Support for the Company
                                       (April 1991-January 1994).

Masaru Tateishi.........         52  Vice President of Asia-Pacific Operations for the Company
                                       (February 1995-present); General Manager of MSC Japan for
                                       the Company (March 1993-January 1995); General Manager of
                                       MSC Hong Kong for the Company (August 1986-February 1993).

Christopher St. John....         51  Vice President of European Operations for the Company (April
                                       1997-present); Director of European Engineering Services
                                       for the Company (January 1995-March 1997).

    Certain information in Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in this Form 10-K includes information that is forward looking. Such forward-looking statements include, among others, statements concerning the

Company's international expansion, expected trends in revenue and operating expense, capital expenditure plans, expectations regarding future liquidity, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical fact.

    The forward-looking statements in this report are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to: the timely development and market acceptance of new versions of the Company's software products; the impact of competitive products and pricing; the impact of the economic issues in Asia-Pacific; successful involvement of international and domestic business partners in creating mechanical engineering solutions; the level of economic activity in the U.S. and abroad; fluctuations of the U.S. dollar versus foreign currencies; timely development of CAE technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations; the Company's ability to reduce costs without adversely impacting revenues; the Company's ability to attract, motivate and retain salespeople, programmers and other key personnel; continued demand for the Company's products, including MSC/ NASTRAN, MSC/PATRAN, MSC/ARIES, MSC/MVISION, MSC/DYTRAN, MSC/FEA, MSC/ SuperModel, MSC/FATIGUE, MSC/NVH Manager, MSC/DropTest, MSC/CONSTRUCT, MSC/InCheck, MSC/SuperForge, MSC/AMS, and MSC/NASTRAN for Windows; and such other risks and uncertainties as are described in this Annual Report on Form 10K.

    Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are hereby expressly qualified in their entirety by the cautionary statements in this section of this Form 10-K.

ITEM 2. PROPERTIES.

    The Company's offices are leased under agreements expiring at various times over the next one to ten years. The company's principal offices are in Los Angeles, California and Costa Mesa, California, and include 56,690 square feet and 81,178 square feet, respectively, under leases expiring in 2005 and 2002, respectively. Management of the Company believes current properties and facilities to be adequate and suitable for the Company's current and future needs. The Company also leases its other offices throughout the United States and internationally. See Note 13 of Notes to Consolidated Financial Statements of this report for additional information regarding the Company's lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of shareholders during the last quarter of the Company's fiscal year ended January 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock is listed for trading on the New York Stock Exchange under symbol MNS. The following table sets forth through January 31, 1998, the high and low prices as reported on the applicable exchanges for the period shown:

                                                                  SALES PRICES
                                                              --------------------
                                                                HIGH        LOW
                                                              ---------  ---------
Fiscal 1998
  Fourth quarter............................................  $   12.13  $    8.94
  Third quarter.............................................      13.25      10.00
  Second quarter............................................      11.63       9.25
  First quarter.............................................      10.00       8.13

Fiscal 1997
  Fourth quarter............................................  $   10.13       7.25
  Third quarter.............................................       9.13       6.38
  Second quarter............................................      14.75       6.25
  First quarter.............................................      15.00      13.00

    As of April 16, 1998 there were 363 record holders of the Company's Common Stock. The Company eliminated its dividend in September of 1996 and does not anticipate paying a dividend in the foreseeable future. The price of the Common Stock on April 16, 1998 was $11.

ITEM 6. SELECTED FINANCIAL DATA

                                                        FOR THE YEARS ENDED JANUARY 31,
                                             -----------------------------------------------------
                                               1998       1997       1996      1995**      1994
                                             ---------  ---------  ---------  ---------  ---------
                                                    IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
Revenue....................................  $ 134,850  $ 133,321  $ 130,483  $ 100,686  $  79,574
Operating income (loss)....................     21,247     19,043     24,739    (27,732)    16,785
Net income (loss)..........................     11,492      9,621     14,407    (30,382)    11,440
Basic earnings (loss) per share*...........        .85        .71       1.07      (2.27)       .86
Diluted earnings (loss) per share*.........        .83        .70        .99      (2.27)       .86
Cash dividends declared per share..........     --            .22        .64        .64        .64
Total assets...............................    140,283    127,822    119,660    118,751     78,504
Convertible long-term debt.................     56,574     56,574     56,576     56,576     --

------------------------

* The earnings per share prior to 1998 have been restated as required to comply with SFAS No. 128. For further discussion of earnings per share and the impact of SFAS No. 128, see the related Notes to the Financial Statements.

** Reflects an in-process research and development charge of $35,000,000 and a restructuring charge of $8,962,000. Revenues in Fiscal 1996 and 1995 were positively affected by the acquisition of PDA Engineering.

    The selected financial data for the five years ended January 31, 1998, are derived from the Company's audited Financial Statements. The selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements of the Company and the related Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1998 VS. 1997

    The Company reported revenue of $134,850,000 for the year ended January 31, 1998 compared to revenue of $133,321,000 for the year ended January 31, 1997, a 1% increase. Revenue growth in the current year would have been approximately $8,000,000, or 7% if valued using prior year foreign currency translation rates. Software license revenue and maintenance fees account for 93% of total reported revenue in fiscal 1998 and 94% in fiscal 1997, with service revenue making up the difference.

    Software revenue consists of licensing fees, which are fees charged for the right to use the software, and maintenance fees, which provide for support and upgrade privileges. In accordance with The American Institute of Certified Public Accountant's ("AICPA") Statement of Position ("SOP") 91-1, "Software Revenue Recognition" issued in 1991, revenue associated with support and upgrade privileges has been consistently deferred and recognized over the term of the license agreement.

    Fiscal 1998 revenue growth was adversely affected by the strength of the U.S. Dollar compared to foreign currencies in which the Company operates. The Company's revenue growth in fiscal 1998, measured in local currencies, was approximately 8% compared to the 1% reported in U.S. Dollars. The Asia Pacific region, which accounts for 26% of the Company's total revenue, grew by 10% in local currency compared to fiscal 1997. Europe, which accounts for 28% of the Company's total revenue, grew by 7% in local currency compared to fiscal 1997, and the Americas, which accounts for 46% of the Company's total revenue reported a 8% growth rate in fiscal 1998. In light of the economic turmoil in the Asia-Pacific region, the Company remains cautious about its Asia-Pacific prospects. Approximately 16% of the Company's total revenue comes from Japan as part of the Asia-Pacific region.

    In addition to the currency impact, fiscal 1998 revenue growth was also adversely affected by the sale of the electromagnetic product line in July 1996, which contributed revenues of $2,459,000 in fiscal 1997.

    Operating expense of $113,603,000 in fiscal 1998 decreased by approximately 1% from the $114,278,000 reported in fiscal 1997.

    In accordance with the AICPA Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

    In fiscal 1998, total reported cost of revenue was $25,655,000 compared to $20,686,000 in fiscal 1997, an increase of $4,969,000 or 24%. Ninety percent or $4,484,000 of the fiscal 1998 increase is due to the amortization of capitalized software, which is a significant component of cost of revenue. Capitalized software amortization increased to $12,358,000 in fiscal 1998 from $7,874,000 in fiscal 1997. Royalty expense is also included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. The incremental expense of providing maintenance services, and expenses associated with other services were not deemed to be material in fiscal 1998 or 1997.

    Net research and development expense in fiscal 1998 of $12,285,000 was $9,115,000 less than that reported in fiscal 1997. The decrease is the result of a decrease of $5,231,000 in the total gross research and development investment and an increase of $3,884,000 in the amount of research and development investment required to be capitalized in fiscal 1998 compared to fiscal 1997, which reduces the amount reported as expense.

    As noted above, research and development expense is reported net of capitalized software costs. The total gross investment in research and development activities in fiscal 1998 amounted to $25,194,000, or 19% of current year revenue, compared to $30,425,000, or 23% of revenue in fiscal 1997. The total decrease in research and development investment in fiscal 1998 of $5,231,000 resulted primarily from changes in staffing mix and staff makeup related to strategic revisions in product development emphasis. The changes are in line with the Company's revised goals and objectives for research and development.

    Capitalized software, which is a significant component of reported research and development expense, was $12,909,000 in fiscal 1998 compared to $9,025,000 in fiscal 1997, an increase of $3,884,000. The amount of product development capitalized in any given period is a function of many factors including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency, product quality, and reduce time to market. Due to the continual change in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    Selling, general, and administrative expense in fiscal 1998 was $73,395,000 compared to $69,923,000 in fiscal 1997, an increase of $3,472,000, or 5%. The increase relates primarily to expanded worldwide staffing requirements in the sales and distribution area and was part of the change in customer focus implemented during fiscal 1997.

    Operating income is affected by the amount of software capitalized and the amortization thereof. Operating income, including software capitalization and amortization, was $21,247,000 in fiscal 1998 compared to $19,043,000 in fiscal 1997, an increase of 12%. The net effect of the amortization and capitalization of software costs was a $551,000 reduction of operating expenses in fiscal 1998 compared to a $1,151,000 reduction of operating expenses in fiscal 1997. Thus, the operating income benefit from the amortization and capitalization of software costs was $600,000 less in fiscal 1998 than fiscal 1997.

    Debenture interest reflects the interest on the convertible subordinated debentures issued as part of the acquisition of PDA Engineering in 1994. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

    Other income (expense) was income of $620,000 in fiscal 1998 compared to an expense of $333,000 in fiscal 1997. The fluctuation is primarily attributable to increased interest and investment income from $642,000 in fiscal 1997 to $852,000 in fiscal 1998 and a reduction of foreign exchange losses from a loss of $562,000 in fiscal 1997 to a loss of $25,000 in fiscal 1998. Other income (expense) also includes gains and losses on sales of assets and other non-operating income.

    The effective tax rate for the year was 34% compared to 32.5% in fiscal 1997. This change reflects an increase of $261,000 in income tax expense on a year to year basis.

    Net income was $11,492,000 in fiscal 1998 compared to $9,621,000 in fiscal 1997, an increase of 20%. Net income in fiscal 1998 was unfavorably affected by fluctuations in functional currencies used in the Company's international operations. The fluctuation of the U.S. dollar versus these currencies could continue to have an unfavorable effect in fiscal 1999 and future years. The effect of foreign currency translation on net income was an unfavorable variance of approximately $2,000,000 if valued using prior year foreign currency translation rates.

1997 VS. 1996

    The Company reported revenue of $133,321,000 for the year ended January 31, 1997, an increase of 2% from $130,483,000 for the year ended January 31, 1996. Revenue growth in fiscal 1997 would have been approximately $5,600,000, or 4% greater, if valued using prior year foreign currency translation rates. A total of 94% of total revenue in fiscal 1997 and 93% of revenue in 1996 was derived from the licensing of the Company's software products and from software maintenance fees with service revenue making up the difference.

    Software revenue consists of licensing fees, which are fees charged for the right to use the software, and maintenance fees, which provide for support and upgrade privileges. In accordance with the AICPA

SOP 91-1, "Software Revenue Recognition" issued in 1991, revenue associated with support and upgrade privileges has been consistently deferred and recognized over the term of the license agreement.

    Fiscal 1997 revenue growth was adversely affected by the strength of the U.S. Dollar compared to foreign currencies in which the Company operates. The Company's revenue growth in fiscal 1997, measured in local currencies, was approximately 8% compared to the 2% reported in U.S. Dollars. The Asia-Pacific region, which accounts for 26% of the Company's total revenue, grew by 18% in local currency compared to the prior year. In U.S. dollar terms, the growth in the Asia-Pacific region was 7%. Europe, which accounts for 30% of the Company's total revenue, grew by 9% in local currency compared to the prior year and 3% in U.S. dollar terms. The Americas, which accounts for 44% of the Company's total revenue, reported a 2% decline in fiscal 1997.

    In addition to the currency impact, fiscal 1997 real growth was also affected by the sale of the Electromagnetic Analysis product line (MSC/EMAS) in July of 1996, which contributed revenue of $2,459,000 in fiscal 1997 and $3,780,000 in fiscal 1996.

    Operating expenses of $114,278,000 in fiscal 1997 increased by approximately 8% from the $105,744,000 reported in fiscal 1996, an increase of $8,534,000. This increase is attributable to many factors.

    In accordance with the AICPA Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

    In fiscal 1997 total reported cost of revenue was $20,686,000 compared to $19,856,000 in fiscal 1996, an increase of $830,000, or 4%. Amortization of capitalized software cost, which is a significant component of cost of revenue, was $7,874,000 in fiscal 1997 compared to $8,739,000 in fiscal 1996, a decrease of $865,000. The increase in the cost of revenue expense is primarily due to higher third-party royalty expenses brought about by increased revenues from software products that carry a royalty obligation. Royalty expense is included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. The incremental expense of providing maintenance services and expenses associated with other services were not deemed to be material in fiscal 1997 or fiscal 1996.

    Net research and development expense in fiscal 1997 was $21,400,000 compared to $20,305,000 in fiscal 1996, a $1,095,000 increase. The increase is the result of a decrease of $1,422,000 in the amount of research and development investment required to be capitalized in fiscal 1997 compared to fiscal 1996 and a decrease of $327,000 in gross research and development expense.

    As noted above, research and development expense is reported net of capitalized software costs. The total gross investment in research and development activities in fiscal 1997 amounted to $30,425,000, or 23% of fiscal 1997 revenue, compared to $30,752,000, or 24% of revenue in fiscal 1996.

    Capitalized software, which is a significant component of research and development expense, was $9,025,000 in fiscal 1997 compared to $10,447,000 in fiscal 1996, a decrease of $1,422,000. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time, as well as their stage of development. The Company's product development process is continually under review to improve efficiency, product quality, and reduce time to market. Due to the continual improvements in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    Selling, general, and administrative expenses in fiscal 1997 were $69,923,000 compared to $63,163,000 in fiscal 1996, an increase of $6,760,000, or 11%. The increase in sales and marketing expense is primarily related to the expansion of the infrastructure in our international operations. The increases in general and administrative expenses relate to the expansion of the Company's worldwide information systems network, and, to a lesser extent, to an increase in the Company's bad debt expense.

    Operating income is affected by the amount of software capitalized and the amortization thereof. Operating income, including software capitalization and amortization, was $19,043,000 in fiscal 1997 compared to $24,739,000 in fiscal 1996, a decrease of 23%. The net effect of the amortization and capitalization of software costs was a $1,151,000 reduction of operating expenses in fiscal 1997 compared to a $1,708,000 reduction of operating expenses in fiscal 1996. Thus, the operating income benefit from the amortization and capitalization of software costs was $557,000 less in fiscal 1997 than fiscal 1996.

    Debenture interest reflects the interest on the Convertible Subordinated Debentures issued as part of the acquisition of PDA Engineering in 1994. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

    Other income (expense) was an expense of $333,000 in fiscal 1997 compared to income of $823,000 in fiscal 1996. The fluctuation is primarily attributable to the increased loss on exchange rates due to the significant strengthening of the U.S. dollar versus the German mark and Japanese yen during fiscal 1997. The exchange rate losses were partially offset by investment income, and gains and losses on sales of assets.

    The effective tax rate for the year was 32.5% compared to 31.7% in fiscal 1996. This change reflects an increase of $114,000 in income tax expense on a year to year basis.

    Net income was $9,621,000 in fiscal 1997 compared to $14,407,000 in fiscal 1996, a decrease of 33%. Net income in fiscal 1997 was unfavorably affected by fluctuations in functional currencies used in the Company's international operations. The effect of foreign currency translation on net income was an unfavorable variance of approximately $1,800,000 if valued using prior year foreign currency translation rates.

COMPANY TRENDS

    During fiscal 1998, the Company released the following products: MSC/AMS, MSC/DropTest, MSC/ SuperForge, MSC/InCheck (for Mechanical Desktop, Solid Work, and Solid Edge software), MSC/ CONSTRUCT, MSC/SuperModel, and MSC/NVH Manager.

    During fiscal 1997, the Company created market-oriented units to increase focus on its customers. The Company believes that by organizing itself around three core customer groups--Aerospace, Automotive, and Growth Industries--it can provide customers with complete mechanical computer-aided engineering solutions instead of simply selling software.

    Also during fiscal 1997, the Company acquired Automotive Analytics, Inc., which included an analysis tool specifically for automotive engineers, as well as a group of consultants experienced at applying CAE techniques to support the automotive engineering design process.

OPERATING PATTERN

    Of the 93%, 94% and 93% of the Company's revenues in fiscal 1998, 1997 and 1996, respectively, that consisted of software license and maintenance revenue, approximately 71% in fiscal 1998, 73% in fiscal 1997, and 70% in fiscal 1996 of the software license and maintenance revenue is derived from annual renewable leases and recurring maintenance fees with the remaining 22% in fiscal 1998, 21% in fiscal 1997, and 23% in fiscal 1996 related to paid-up licenses.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital needed to finance the Company's growth in the past has been provided by cash on hand and cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for working capital needs in the foreseeable future. Net cash from operating activities was $18,756,000, $28,439,000, and $25,977,000 in fiscal 1998, 1997, and 1996, respectively. Fiscal 1998 net cash from operating activities was affected by the increase in accounts receivable at year end. The Company's working capital at January 31, 1998 was $47,753,000, compared to $33,029,000 at January 31, 1997. The Company has an agreement with its principal bank for a $15,000,000 unsecured line of credit at the prevailing prime rate. No amounts were outstanding under this line of credit as of January 31, 1998 or January 31, 1997.

    The Company issued convertible subordinated debentures in August 1994, in connection with the PDA acquisition, in the aggregate amount of approximately $56,608,000. The debentures bear interest at 7 7/8% with interest payments due semi-annually in March and September. Each semi-annual interest payment was approximately $2,200,000 in fiscal 1998. The amount of interest will decrease if the debentures are converted into common stock. The debentures mature in August 2004.

    Management expects to continue to invest a substantial portion of the Company's revenues in the research and development of new computer software products and the enhancement of existing products. The Company expended a total of $25,194,000, $30,425,000, and $30,752,000 in fiscal 1998, 1997, and 1996, respectively, on research and development efforts of which $12,909,000, $9,025,000, and $10,447,000 were capitalized in fiscal 1998, 1997, and 1996, respectively. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

    During the years ended January 31, 1998, 1997 and 1996, the Company acquired $4,436,000, $4,591,000, and $7,885,000, respectively, of new property and equipment. Capital expenditures during fiscal 1998 included significant upgrades in computer equipment in order to keep current with technological advances and expansion of facilities worldwide. The Company's capital expenditures vary from year to year, as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in fiscal years 1999 and 2000 to be consistent with those for the fiscal year ended January 31, 1998.

    The Company sold its Electromagnetics Business Unit ("EBU") to Ansoft Corporation for $5,600,000 in July 1996, which did not result in a material effect on earnings. The sale of the unit did not materially affect fiscal 1997 net income compared to prior years because of the relatively small size compared to the Company's overall operations. However, the sale did significantly improve both the Company's cash position and its cash used in investing activities, compared to prior years. The Company is not contemplating other similar sales in the foreseeable future.

    During the middle of fiscal 1997, the Company eliminated its quarterly dividend in order to reinvest more of its earnings into its operations. Dividend payments were made on the Company's common stock in the aggregate amounts of $5,111,000 and $8,571,000 in the years ended January 31, 1997 and 1996, respectively. The Company does not plan to reinstate the payment of dividends in the foreseeable future.

IMPACT OF YEAR 2000

    The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's internal applications and other interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has determined that the purchased software applications it uses and software applications developed internally are Year 2000 compliant. However, there is no guarantee that other systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

    The Company has completed a study on the software that is sold to customers. The study determined that all software sold by the Company was Year 2000 compliant. The cost of this study was immaterial.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In December 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FASB No. 128 requirements.

    In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in fiscal 1999 will have no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which currently are reported in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999.

    In December 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to disclose certain information about reportable operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods. The Company will adopt SFAS No. 131 in fiscal 1999.

    In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued SOP 97-2, "Software Revenue Recognition," which supercedes Statement of Position 91-1. This method distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company will adopt SOP 97-2 in the first quarter of fiscal 1999. The Company is currently analyzing the requirements of SOP 97-2. The ultimate impact on the Company's fiscal 1999 financial statements is uncertain until this analysis is complete.

INFLATION

    Inflation in recent years has not had a significant effect on the Company's business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       THE MACNEAL-SCHWENDLER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           JANUARY 31, 1998 AND 1997
                                     ASSETS

                                                                                        1998            1997
                                                                                   --------------  --------------
Current assets:
  Cash and cash equivalents......................................................  $   10,086,000  $   24,016,000
  Securities available for sale..................................................      16,073,000       1,052,000
  Accounts receivable, net.......................................................      49,091,000      36,328,000
  Deferred tax charges...........................................................       3,446,000       3,111,000
  Other current assets...........................................................       7,219,000       5,773,000
                                                                                   --------------  --------------
      Total current assets.......................................................      85,915,000      70,280,000

Property and equipment, net......................................................       8,926,000      10,242,000
Capitalized software costs, net..................................................      28,780,000      28,173,000
Goodwill and other intangible assets, net........................................      13,958,000      16,265,000
Other assets.....................................................................       2,704,000       2,862,000
                                                                                   --------------  --------------
                                                                                   $  140,283,000  $  127,822,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................  $    3,131,000  $    2,248,000
  Accrued liabilities:
    Compensation and related expenses............................................       6,516,000       6,845,000
    Contribution to profit sharing plan..........................................       2,784,000       3,107,000
    Other........................................................................      14,422,000      15,233,000
  Deferred income................................................................      10,561,000       9,035,000
  Income taxes payable...........................................................         748,000         783,000
                                                                                   --------------  --------------
      Total current liabilities..................................................      38,162,000      37,251,000
Deferred income taxes............................................................      10,983,000      10,465,000
Convertible Subordinated Debentures..............................................      56,574,000      56,574,000

Commitments
Shareholders' equity:
  Preferred Stock, $0.01 par value, 10,000,000 shares authorized; no shares
    outstanding in 1998 and 1997.................................................        --              --
  Common Stock, $0.01 par value, 100,000,000 shares authorized; 13,621,900 and
    13,455,800 issued and outstanding in 1998 and 1997, respectively.............      31,482,000      30,250,000
  Retained earnings(deficit).....................................................       7,399,000      (4,093,000)
  Accumulated translation adjustment.............................................      (4,317,000)     (2,625,000)
                                                                                   --------------  --------------
      Total shareholders' equity.................................................      34,564,000      23,532,000
                                                                                   --------------  --------------
                                                                                   $  140,283,000  $  127,822,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                                                       1998            1997            1996
                                                                  --------------  --------------  --------------
Revenues:
  Software licenses.............................................  $  104,253,000  $  107,594,000  $  108,719,000
  Software maintenance and services.............................      30,597,000      25,727,000      21,764,000
                                                                  --------------  --------------  --------------
      Total revenues............................................     134,850,000     133,321,000     130,483,000
Operating expenses:
  Cost of revenue...............................................      25,655,000      20,686,000      19,856,000
  Amortization of goodwill and other intangibles................       2,268,000       2,269,000       2,420,000
  Research and development......................................      12,285,000      21,400,000      20,305,000
  Selling, general, and administrative..........................      73,395,000      69,923,000      63,163,000
                                                                  --------------  --------------  --------------
      Total operating expenses..................................     113,603,000     114,278,000     105,744,000
Operating income................................................      21,247,000      19,043,000      24,739,000
Debenture interest..............................................      (4,456,000)     (4,456,000)     (4,465,000)
Other income (expense), net.....................................         620,000        (333,000)        823,000
                                                                  --------------  --------------  --------------
Income before income taxes......................................      17,411,000      14,254,000      21,097,000
Provision for income taxes......................................       5,919,000       4,633,000       6,690,000
                                                                  --------------  --------------  --------------
Net income......................................................  $   11,492,000  $    9,621,000  $   14,407,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Basic earnings per share........................................  $         0.85  $         0.71  $         1.07
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Diluted earnings per share......................................  $         0.83  $         0.70  $         0.99
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                            See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                                SHARES OF                                    ACCUMULATED       TOTAL
                                                  COMMON        COMMON         RETAINED      TRANSLATION   SHAREHOLDERS'
                                                  STOCK          STOCK         EARNINGS      ADJUSTMENT       EQUITY
                                               ------------  -------------  --------------  -------------  -------------
Balance at January 31, 1995..................    13,380,000  $  29,366,000  $  (16,580,000) $    (411,000) $  12,375,000
  Shares issued under Stock Option Plans.....        68,100        716,000                                       716,000
  Cash dividends declared--$.64 per share....                                   (8,581,000)                   (8,581,000)
  Net income.................................                                   14,407,000                    14,407,000
  Translation adjustment.....................                                                  (1,772,000)    (1,772,000)
                                               ------------  -------------  --------------  -------------  -------------

Balance at January 31, 1996..................    13,448,100     30,082,000     (10,754,000)    (2,183,000)    17,145,000
  Shares issued under Stock Option Plans.....         7,700        168,000                                       168,000
  Cash dividends declared--$.22 per share....                                   (2,960,000)                   (2,960,000)
  Net income.................................                                    9,621,000                     9,621,000
  Translation adjustment.....................                                                    (442,000)      (442,000)
                                               ------------  -------------  --------------  -------------  -------------

Balance at January 31, 1997..................    13,455,800     30,250,000      (4,093,000)    (2,625,000)    23,532,000
  Shares issued under Stock Option Plans.....       166,100      1,232,000                                     1,232,000
  Net income.................................                                   11,492,000                    11,492,000
  Translation adjustment.....................                                                  (1,692,000)    (1,692,000)
                                               ------------  -------------  --------------  -------------  -------------

Balance at January 31, 1998..................    13,621,900  $  31,482,000  $    7,399,000  $  (4,317,000) $  34,564,000
                                               ------------  -------------  --------------  -------------  -------------
                                               ------------  -------------  --------------  -------------  -------------

                            See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                                                         1998           1997            1996
                                                                    --------------  -------------  --------------
Cash flows from operating activities:
  Net income......................................................  $   11,492,000  $   9,621,000  $   14,407,000
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization of property and equipment.......       5,700,000      6,346,000       5,880,000
    Amortization of goodwill and other intangibles................       2,268,000      2,269,000       2,420,000
    Amortization of capitalized software costs....................      12,358,000      7,874,000       8,739,000
    Deferred income taxes.........................................         183,000       --             2,669,000
    Loss (gain) on disposal of property and equipment.............          52,000         93,000          (4,000)
  Changes in assets and liabilities:
    Accounts receivable, net......................................     (12,763,000)       (19,000)     (2,633,000)
    Other current assets..........................................      (1,445,000)      (584,000)       (769,000)
    Income tax refund receivable..................................        --            1,243,000       2,902,000
    Accounts payable..............................................         883,000       (246,000)       (243,000)
    Accrued liabilities...........................................      (1,463,000)     1,977,000         686,000
    Deferred income...............................................       1,526,000      1,094,000      (4,250,000)
    Restructuring reserve.........................................        --           (1,379,000)     (4,428,000)
    Income taxes payable..........................................         (35,000)       150,000         601,000
                                                                    --------------  -------------  --------------
  Net cash provided by operating activities.......................      18,756,000     28,439,000      25,977,000
  Cash flows from investing activities:
    Purchase of securities available-for-sale.....................     (16,073,000)    (1,052,000)       --
    Sale of securities available-for-sale.........................       1,052,000      3,340,000       3,735,000
    Proceeds from sale of Electromagnetics Business Unit..........        --            5,600,000        --
    Acquisition of property and equipment.........................      (4,436,000)    (4,591,000)     (7,885,000)
    Purchase of subsidiaries, net of cash acquired................        --             (115,000)       --
    Capitalized software costs....................................     (12,909,000)    (9,025,000)    (10,447,000)
    Other.........................................................         140,000       (428,000)     (1,462,000)
                                                                    --------------  -------------  --------------
  Net cash used in investing activities...........................     (32,226,000)    (6,271,000)    (16,059,000)
  Cash flows from financing activities:
    Issuance of common stock......................................       1,232,000        166,000         716,000
    Cash dividends paid...........................................        --           (5,111,000)     (8,571,000)
                                                                    --------------  -------------  --------------
  Net cash provided by (used in) financing activities.............       1,232,000     (4,945,000)     (7,855,000)
  Translation adjustment..........................................      (1,692,000)      (442,000)     (1,772,000)
                                                                    --------------  -------------  --------------
  Net increase (decrease) in cash and cash equivalents............     (13,930,000)    16,781,000         291,000
  Cash and cash equivalents at beginning of year..................      24,016,000      7,235,000       6,944,000
                                                                    --------------  -------------  --------------
  Cash and cash equivalents at end of year........................  $   10,086,000  $  24,016,000  $    7,235,000
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------
  Supplemental cash flow information:
    Income taxes paid.............................................  $    4,171,000  $   3,208,000  $    2,857,000
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------
    Debenture interest paid.......................................  $    4,456,000  $   4,454,000  $    4,737,000
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------
  Reconciliation of assets acquired and liabilities assumed:
    Fair value of assets acquired.................................  $     --        $     309,000  $     --
    Liabilities assumed...........................................        --              194,000        --
                                                                    --------------  -------------  --------------
                                                                    $     --        $     115,000  $     --
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------

                            See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS INFORMATION

    BUSINESS The Company designs, produces, and markets proprietary computer software products and provides related services for use in computer-aided engineering. The Company's products are marketed internationally to aerospace, automotive, and other industrial concerns, computer and electronics manufacturers, and universities.

    PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    REVENUE RECOGNITION Revenue is recognized in accordance with AICPA's issued Statement of Position 91-1 "Software Revenue Recognition". Software revenue consists of licensing fees, which are fees charged for the right to use the software, and maintenance fees, which consist of support and upgrade privileges. Revenue from monthly leases of the Company's computer software products is recognized monthly as earned. Revenue from prepaid and paid-up licenses is recognized in full upon the delivery of the software, with postcontract customer support ("PCS") on such licenses deferred and recognized over the term of the PCS agreement, generally one year. There are no material incremental costs associated with PCS or upgrade privileges. Revenue from the sale of products provided by other suppliers and for which a royalty is due the suppliers is reported as gross revenues earned from the product sale. Royalty due to the supplier represents an operating expense and is recorded as royalty expense in cost of revenue. Service and other revenues are recognized when the service is provided and the revenue has been earned. Long term contracts are recognized using the percentage of completion method. Services revenue and costs associated with services revenue are not material. Discounts on the sale of computer software products and PCS are proportionately allocated to each element of a sale based on the list price of each element.

    STOCK-BASED COMPENSATION The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. The Company has also made available an Employee Stock Purchase Plan for eligible employees. Such eligible employees are entitled semi-annually to purchase common stock, by means of limited payroll deductions at a 10% discount from the fair market value of the common stock as of specific dates. In 1997, the Company adopted the disclosure only provisions of SFAS No. 123, "Accounting For Stock-Based Compensation". Refer to Note 12: Stock Option Plans.

    RECLASSIFICATIONS The consolidated financial statements for 1997 and 1996 contain certain reclassifications to conform to the 1998 presentation.

    CASH, CASH EQUIVALENTS AND AVAILABLE FOR SALE SECURITIES For purposes of the consolidated statements of cash flows, the Company considers investments in money market instruments to be cash equivalents. Marketable equity securities and debt securities are classified as held-to-maturity or as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At January 31, 1998 and 1997, all securities

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS INFORMATION (CONTINUED) were designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Available-for-sale securities held by the Company are principally municipal debt securities. Unrealized gains and losses did not have a material effect on equity at January 31, 1998 or January 31, 1997. Refer to Note 3: Available for Sale Securities.

    ACCOUNTS RECEIVABLE Accounts receivable are reported net of allowances for doubtful accounts. The Company's revenue is generated from customers in diversified industries, primarily in North America, Europe and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

    PROPERTY AND EQUIPMENT Depreciation and amortization are computed on the straight-line method over the estimated useful lives of assets, ranging from two to five years.

    CAPITALIZED SOFTWARE COSTS Capitalized software costs are comprised of purchased software and internal software development costs. Software costs incurred subsequent to the determination of the software product's technological feasibility are capitalized. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to clients. Capitalized software amortization expense is included in cost of revenue. The amortization period for the software costs capitalized is the economic life of the related products, typically three to four years.

    GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill amounting to approximately $9,950,000 and $11,456,000 net of accumulated amortization of $5,238,000 and $3,732,000 as of January 31, 1998 and 1997, respectively, arising from acquisitions is amortized on the straight-line basis over a period of 10 years. Other intangibles amounted to approximately $4,008,000 and $4,809,000, net of accumulated amortization as of January 31, 1998 and 1997, respectively, and are amortized on a straight-line basis over five to 10 years. Accumulated amortization of other intangibles as of January 31, 1998 and 1997, amounted to $2,731,000 and $1,968,000, respectively. The carrying value of intangibles is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying business. Adjustments are made if the sum of expected future net cash flows is less than book value. No adjustments have been made in the periods presented.

    ADVERTISING EXPENSE The cost of advertising is expensed as incurred. The Company incurred $1,282,000, $1,431,000, and $1,229,000 in advertising costs during fiscal 1998, 1997, and 1996, respectively.

    ROYALTIES TO THIRD PARTIES The Company has several agreements with third parties requiring the payment of royalties for sales of third party products, or inclusion of such products as a component of the Company's products. The Company does not consider any royalty expense related to individual agreements to be material.

    INCOME TAXES The Company utilizes the asset and liability method of accounting for income taxes. Provision is made in the Company's financial statements for current income taxes payable and deferred income taxes arising primarily from temporary differences in accounting for capitalized software costs, undistributed earnings of international subsidiaries, depreciation expense, deferred income and state income taxes.

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS INFORMATION (CONTINUED)
    EFFECT OF FOREIGN CURRENCY The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the period end. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a separate component of shareholders' equity in the consolidated balance sheet.

    DERIVATIVE INSTRUMENT The Company enters into forward exchange contracts to hedge certain anticipated repayments of its intercompany debt with its foreign subsidiaries. The forward exchange contracts do not qualify as a hedge for financial reporting purposes and, accordingly, unrealized gains or losses based on the current forward foreign exchange rates are reflected directly in income. Refer to Note 13: Commitments.

    EARNINGS PER SHARE In December 1997, the FASB issued Statement No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share for 1998 and 1997 assumes the convertible subordinated debentures were converted into common stock at the beginning of the period and the related interest requirements, net of tax, is added to net income in the calculation. All earnings per share amounts for all periods have been restated to conform to the FASB No. 128 requirements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in fiscal 1999 will have no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which currently are reported in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999.

    In December 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to disclose certain information about reportable operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods. The Company will adopt SFAS No. 131 in the first quarter of fiscal 1999.

    In October 1997, the AcSEC of the AICPA issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which supercedes Statement of Position 91-1. This method distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. The Company will adopt SOP 97-2 in the first quarter of fiscal 1999. The Company is currently analyzing the requirements of SOP 97-2. The ultimate impact on the Company's fiscal 1999 financial statements is uncertain until this analysis is complete.

NOTE 2: DIVESTITURES

    In July 1996, the Company sold its Electromagnetics Business Unit to Ansoft Corporation for $5,600,000, which did not result in a material effect on earnings. The sale of the unit did not materially

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 2: DIVESTITURES (CONTINUED)
affect fiscal 1997 net income compared to prior years because of the relatively small size compared to the Company's overall operations.

NOTE 3: AVAILABLE FOR SALE SECURITIES

    The carrying value (i.e., amortized cost) of available-for-sale securities approximates the fair market value at January 31, 1998 and January 31, 1997.

    The following is a summary of available-for-sale securities:

                                                                     FAIR MARKET VALUE
                                                             ----------------------------------
                                                               JANUARY 31,
                                                                  1998        JANUARY 31, 1997
                                                             ---------------  -----------------
                                                                    DOLLARS IN THOUSANDS
Municipal securities.......................................     $  15,742         $   1,001
Other debt securities......................................           331                51
                                                                  -------            ------
                                                                $  16,073         $   1,052
                                                                  -------            ------
                                                                  -------            ------

    The fair market value of municipal and debt securities at January 31, 1998 and 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                     FAIR MARKET VALUE
                                                             ----------------------------------
                                                               JANUARY 31,
                                                                  1998        JANUARY 31, 1997
                                                             ---------------  -----------------
                                                                    DOLLARS IN THOUSANDS
Due in one year or less....................................     $   3,925         $      51
Due after one year through three years.....................         7,487            --
Due after three years......................................         4,661             1,001
                                                                  -------            ------
                                                                $  16,073         $   1,052
                                                                  -------            ------
                                                                  -------            ------

NOTE 4: ACCOUNTS RECEIVABLE

    The components of the Company's allowance for doubtful accounts receivable, consist of the following:

                                                                        YEARS ENDED JANUARY
                                                                                 31
                                                                        --------------------
                                                                          1998       1997
                                                                        ---------  ---------
                                                                        DOLLARS IN THOUSANDS
Beginning balance.....................................................  $   1,806  $   2,562
Amounts charged to expense............................................        973        616
Write-downs against the reserve.......................................     (1,170)    (1,372)
                                                                        ---------  ---------
Ending balance........................................................  $   1,609  $   1,806
                                                                        ---------  ---------
                                                                        ---------  ---------

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 5: PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following:

                                                                             JANUARY 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                         DOLLARS IN THOUSANDS
Computers and other equipment.........................................  $   33,257  $   30,026
Furniture and fixtures................................................       1,186       1,862
Leasehold improvements................................................       2,398       1,666
                                                                        ----------  ----------
                                                                            36,841      33,554
Less accumulated depreciation and amortization........................     (27,915)    (23,312)
                                                                        ----------  ----------
                                                                        $    8,926  $   10,242
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 6: CAPITALIZED SOFTWARE COSTS

    Amortization of capitalized software costs of $12,358,000 in 1998, $7,874,000 in 1997, and $8,739,000 in 1996 is included in cost of revenues. Software costs capitalized amounted to $12,909,000 in 1998, $9,025,000 in 1997, and $10,447,000 in 1996. In addition, the Company purchased certain software that was capitalized in fiscal 1998 and fiscal 1997 amounting to $56,000 and $150,000, respectively.

                                                                JANUARY 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
                                                            DOLLARS IN THOUSANDS
Capitalized software costs................................  $  67,687  $  54,617
Less accumulated amortization.............................    (38,907)   (26,444)
                                                            ---------  ---------
Capitalized software costs, net...........................  $  28,780  $  28,173
                                                            ---------  ---------
                                                            ---------  ---------

NOTE 7: OTHER ACCRUED LIABILITIES

    The components of the Company's other accrued liabilities, consist of the following:

                                                                JANUARY 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
                                                            DOLLARS IN THOUSANDS
Debenture interest payable................................  $   1,688  $   1,687
Royalties payable.........................................        929        911
Commissions payable.......................................      2,752      3,958
Consumption taxes payable.................................      3,057      3,552
Post retirement benefits..................................      1,271      1,551
Incentive compensation payable............................      1,089        224
Other.....................................................      3,636      3,350
                                                            ---------  ---------
Total.....................................................  $  14,422  $  15,233
                                                            ---------  ---------
                                                            ---------  ---------

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 8: TAXES BASED ON INCOME

    The provision for taxes based on income consists of the following:

                                                          YEARS ENDED JANUARY 31,
                                                      -------------------------------
                                                        1998       1997       1996
                                                      ---------  ---------  ---------
                                                           DOLLARS IN THOUSANDS
Current:
  Federal...........................................  $     827  $     560  $     464
  State.............................................        452        404        675
  Foreign...........................................      4,457      3,669      2,882
                                                      ---------  ---------  ---------
                                                          5,736      4,633      4,021
Deferred............................................        183     --          2,669
                                                      ---------  ---------  ---------
                                                      $   5,919  $   4,633  $   6,690
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

    The foreign tax provision for fiscal 1998, 1997, and 1996 includes withholding taxes of $2,546,000, $1,780,000, and $1,811,000, respectively, assessed to the Company by foreign authorities on foreign revenues remitted to the U.S. The Company's foreign operations realized combined income, including intercompany charges and before taxes of $2,889,000 in 1998, $2,025,000 in 1997, and $1,841,000 in 1996.

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 8: TAXES BASED ON INCOME (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 1998 and 1997 are as follows:

                                                                JANUARY 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
                                                            DOLLARS IN THOUSANDS
Deferred tax liabilities
  Capitalized software....................................  $  12,441  $  12,274
  Intangible assets.......................................      1,205      1,391
  Organization Costs......................................        462        591
  Prepaid expenses........................................         63        126
  Tax in excess of book depreciation......................     --             36
  Other...................................................         10     --
                                                            ---------  ---------
  Total deferred tax liabilities..........................     14,181     14,418
Deferred tax assets
  State taxes.............................................        584        622
  Accrued liabilities.....................................        236        306
  Net operating losses....................................      4,945      5,664
  Deferred revenue........................................      1,324        910
  Undistributed earnings of foreign subsidiaries..........      1,784      2,055
  Business credits........................................      1,684      1,918
  Sale of business unit...................................        393        540
  Restructuring charge....................................     --         --
  Benefits and compensation...............................        972        883
  Book in excess of tax depreciation......................        164     --
  Other...................................................     --            (34)
                                                            ---------  ---------
    Total deferred tax assets.............................     12,086     12,864
  Valuation allowance.....................................     (5,442)    (5,800)
                                                            ---------  ---------
    Net deferred tax assets...............................      6,644      7,064
                                                            ---------  ---------
  Net deferred tax liabilities............................  $   7,537  $   7,354
                                                            ---------  ---------
                                                            ---------  ---------

    The balance sheet presentation of the net deferred tax liabilities is as follows:

                                                                JANUARY 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
                                                            DOLLARS IN THOUSANDS
Net long-term deferred tax liability......................  $  10,983  $  10,465
Current deferred charges..................................     (3,446)    (3,111)
                                                            ---------  ---------
Net deferred tax liabilities..............................  $   7,537  $   7,354
                                                            ---------  ---------
                                                            ---------  ---------

    At January 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14,129,000. The federal net operating loss carryforwards expire at various

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 8: TAXES BASED ON INCOME (CONTINUED) dates through the year 2010. An acquisition by the Company in 1993 constituted an ownership change for federal income tax purposes and as a result, the amount of net operating loss carryforward that may be utilized in any given year may be limited. For financial reporting purposes, a valuation allowance of $5,442,000 at January 31, 1998, $5,800,000 at January 31, 1997, and $5,904,000 at January
31, 1996 has been recognized to offset the deferred tax assets relating to recent acquisitions. The decrease in the valuation allowance was $358,000 in 1998 and $104,000 in 1997.

    The following table reconciles the provision for taxes based on income before taxes to the statutory federal income tax rate of 35% for the years ended January 31, 1998, 1997 and 1996.

                                                        YEARS ENDED JANUARY 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------
                                                         DOLLARS IN THOUSANDS
Tax expense at statutory rate.....................  $   6,094  $   4,989  $   7,384
Increase (decrease) related to:
State income taxes, net of federal benefits.......        656        504        926
Amortization of goodwill..........................        527        527        580
Income of Foreign Sales...........................     (1,056)    (1,201)    (1,632)
Excludable portion of investment income...........        (66)       (24)       (91)
Federal and state research and development tax
  credits.........................................       (526)    --         --
Benefit from net operating loss...................     --           (104)        (5)
Other, net........................................        290        (58)      (472)
                                                    ---------  ---------  ---------
                                                    $   5,919  $   4,633  $   6,690
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

NOTE 9: CONVERTIBLE SUBORDINATED DEBENTURES

    The Company issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA Engineering, Inc. in 1994. The debentures bear interest at 7 7/8% with interest payments due semi-annually on March 15th and September 15th. They have a conversion feature which permits the holder to convert the debentures into shares of the Company's Common Stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at the Company's option at any time after August 18, 1997 upon payment of a premium. At January 31, 1998 the fair market value of the debentures outstanding based on their quoted trading price was approximately $56,715,000.

NOTE 10: INTERNATIONAL OPERATIONS

    The following tables summarize consolidated financial information of the Company's operations by geographic location:

                                                    YEARS ENDED JANUARY 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
                                                     DOLLARS IN THOUSANDS
Revenues:
  The Americas................................  $  62,371  $  57,443  $  58,324
  Europe......................................     37,515     40,635     39,361
  Asia-Pacific................................     34,964     35,243     32,798
                                                ---------  ---------  ---------
  Consolidated................................  $ 134,850  $ 133,321  $ 130,483
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 10: INTERNATIONAL OPERATIONS (CONTINUED)
    Financial data included in the consolidated financial statements of the Company's European and Asia-Pacific subsidiaries is based on years ending December 31.

                                                              JANUARY 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------
                                                         DOLLARS IN THOUSANDS
Identifiable assets:
  The Americas....................................  $ 108,967  $  95,335  $  94,795
  Europe..........................................     19,798     21,151     17,686
  Asia-Pacific....................................     11,518     11,336      7,179
                                                    ---------  ---------  ---------
  Consolidated....................................  $ 140,283  $ 127,822  $ 119,660
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

    The net assets of the Company's foreign subsidiaries totaled $17,309,000, $17,638,000, and $11,137,000 in 1998, 1997 and 1996, respectively, excluding intercompany items. The income of the Company's foreign subsidiaries is reported in Note 8.

NOTE 11: EMPLOYEE BENEFITS

    The Company contributes an amount, integrated with Social Security, to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. Contributions charged to expense in connection with this plan were approximately $2,694,000 in 1998, $2,960,000 in 1997, and $3,019,000 in 1996. The plan has a
401(k) feature to permit voluntary employee contributions, which does not affect the Company's expenses.

    The Company adopted a non-qualified supplemental retirement plan during the year ended January 31, 1995. The Company contributes an amount, integrated with Social Security and the Company's defined contribution plan, covering certain key employees who have completed a specified term of service with the Company. Contributions charged to expense in connection with this plan were approximately $134,000 in 1998, $148,000 in 1997, and $135,000 in 1996.

    The Company also has a post retirement health care plan for employees completing minimum age and years of service requirements. The plan provides for a benefit offsetting premiums for health care coverage. The amount of the benefit is based on a combination of the age of the participant and the number of years of service at retirement. The gross accumulated post-retirement obligation was approximately $1,271,000 and $1,551,000 at January 31, 1998 and 1997, respectively. The Company is recognizing past service cost over 20 years. Total expense for the years ended January 31, 1998, 1997 and 1996 was $347,000, $306,000, and $196,000, respectively.

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 12: STOCK OPTION PLANS

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

    A summary of stock option activity is as follows:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                OPTION PRICE      EXERCISE
                                                     OPTIONS      PER SHARE         PRICE
                                                    ---------  ---------------  -------------
Outstanding at January 31, 1995...................    258,700   $ 8.00-$16.13     $   13.35
Exercised.........................................    (43,600)  $ 8.00-$14.25     $   12.05
Canceled..........................................    (15,800)  $11.00-$13.38     $   13.31
                                                    ---------
Outstanding at January 31, 1996...................    199,300   $ 8.00-$16.13     $   13.64
Canceled..........................................    (55,500)  $ 8.00-$16.13     $   12.70
                                                    ---------
Outstanding at January 31, 1997...................    143,800   $13.38-$14.25     $   14.00
Canceled..........................................    (77,700)  $13.38-$14.25     $   13.68
                                                    ---------
Outstanding at January 31, 1998...................     66,100   $14.25-$14.25     $   14.25
                                                    ---------
                                                    ---------

    All options outstanding were exercisable at January 31, 1998, 1997, and 1996.

1991 PLAN

    The MacNeal-Schwendler 1991 Stock Option Plan, as amended, consists of two parts--a "Key Employee Program" that allows discretionary awards of nontransferable incentive stock options and nonqualified stock options to officers and other key employees, and a "Non-Employee Director Program" that provides for automatic annual grants of nontransferable, nonqualified stock options to non-employee directors.

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

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 12: STOCK OPTION PLANS (CONTINUED)
    A summary of stock option activity is as follows:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                               OPTION PRICE      EXERCISE
                                                   OPTIONS       PER SHARE         PRICE
                                                  ----------  ---------------  -------------
Outstanding at January 31, 1995.................     990,000   $ 8.00-$15.38     $   12.03
Granted.........................................     785,500     12.50-19.38         15.15
Exercised.......................................     (24,500)    11.00-14.25         11.66
Canceled........................................     (45,000)    11.00-15.38         12.37
                                                  ----------
Outstanding at January 31, 1996.................   1,706,000      8.00-19.38         13.46
Granted.........................................     629,550      6.50-15.38          8.82
Exercised.......................................      (7,700)     8.00-11.00         10.20
Canceled........................................    (120,000)     8.00-19.38         14.17
                                                  ----------
Outstanding at January 31, 1997.................   2,207,850      6.50-15.88         12.03
Granted.........................................     722,350      9.75-13.06          9.99
Exercised.......................................     (27,600)     6.50-11.00          7.18
Canceled........................................    (568,450)     8.00-15.38         13.37
                                                  ----------
Outstanding at January 31, 1998.................   2,334,150   $ 6.50-$15.88         11.21
                                                  ----------
                                                  ----------

    The number of options exercisable under the 1991 Plan at January 31, 1998, 1997, and 1996 were 1,389,800, 1,584,500, and 941,000, respectively.

    At January 31, 1998 and 1997, the per share weighted-average exercise prices of the stock options exercisable under the 1991 Plan were $11.73 and $13.40, and under the 1983 Plan were $14.25 and $14.00, respectively. Options for the purchase of 588,250 and 699,500 shares were available for future grant as of January 31, 1998 and 1997, respectively. At January 31, 1998 the weighted-average remaining contractual life for stock options granted under the 1991 Plan and 1983 Plan was 6 years and 1 year, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    In September 1996, the Company's Board of Directors adopted The MacNeal-Schwendler Corporation 1996 Employee Stock Purchase Plan. This Plan was approved by the shareholders at the 1997 annual meeting of shareholders. Under the Plan, a maximum of 750,000 shares of the Company's common stock have been made available for purchase by eligible employees electing to participate in the Plan. The Plan is intended to provide an additional incentive to participating eligible employees, through ownership of common stock, to advance the best interests of the Company. At January 31, 1998, a total of 176 eligible employees elected to participate in the Plan with total payroll deductions at that date of $407,000. Purchases totaling 90,000 shares for $627,700 and 48,500 shares for $406,500 were exercised at July 31, 1997 and January 31, 1998 respectively. There are 611,500 remaining shares eligible for purchase under the Plan.

STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the results of operations

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 12: STOCK OPTION PLANS (CONTINUED)
for the stock option grants. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the pro forma amounts as follows:

                                                     FISCAL YEAR ENDED JANUARY 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------
                                                         DOLLARS IN THOUSANDS
Net income--as reported...........................  $  11,492  $   9,621  $  14,407
Net income--pro forma.............................     10,179      7,803     14,070
Basic earnings per share--as reported.............       0.85       0.71       1.07
Basic earnings per share--pro forma...............       0.73       0.58       1.05
Diluted earnings per share--as reported...........       0.83       0.70       0.99
Diluted earnings per share--pro forma.............       0.73       0.58       0.98

    Note: Diluted earnings per share is presented as equal to or less than basic earnings per share.

    Using the Black-Scholes valuation model, the per share weighted-average fair value of stock options granted during the fiscal years ended January 31, 1998, 1997, and 1996 was $4.62, $4.71, and $3.88, respectively.

    The pro forma effect on the Company's net income and basic earnings per share for fiscal 1998, 1997, and 1996 is not representative of the pro forma effect in future years. The pro forma effect does not take into consideration compensation expense related to grants made prior to fiscal 1996 or additional grants in future years which are anticipated. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in fiscal 1998: dividend yield of 0%; expected volatility of 41.9%; risk-free interest rate of 7.0%. The following weighted-average assumptions were used for grants made in fiscal 1997: dividend yield of 0%; expected volatility of 42.0%; risk-free interest rate of 7.5%. The following weighted average assumptions were used for grants made in fiscal 1996: dividend yield of 4.5%; expected volatility of 28.0%; risk-free interest rate of 7.5%.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options, such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not provide a reliable single measure of the fair value of its employee stock options.

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 13: COMMITMENTS

    The Company leases facilities and equipment under various lease agreements, which range from one to ten years, which require the following minimum annual rental commitments:

OPERATING LEASES                                                               DOLLARS IN
YEARS ENDED JANUARY 31                                                          THOUSANDS
-------------------------------------------------------------------------  -------------------
1999.....................................................................       $   6,178
2000.....................................................................           5,624
2001.....................................................................           3,881
2002.....................................................................           3,193
2003.....................................................................           1,873
Thereafter...............................................................           4,304
                                                                                  -------
                                                                                $  25,053
                                                                                  -------
                                                                                  -------

    The combined annual rental cost for facilities and various equipment under operating leases approximated $5,645,000 in fiscal 1998, $5,340,000 in fiscal 1997, and $5,310,000 in fiscal 1996. In most cases management expects that in the normal course of business, leases will be renewed or replaced by others.

    The Company has an agreement with its principal bank for a $15,000,000 unsecured line of credit at the prevailing prime rate. Borrowings under the line are subject to certain restrictive covenants. This line of credit agreement expires August 31, 2000. The line was unused at January 31, 1998 and January 31, 1997.

    At January 31, 1998, the Company had a forward exchange contract maturing in less than one month, to exchange deutsche marks for U.S. dollars in the amount of $1,172,000. The unrealized gain at January 31, 1998 was immaterial.

NOTE 14: SHAREHOLDERS' EQUITY

    In September 1988, the Company distributed to common shareholders one right for each outstanding share of Common Stock. Each right entitles the holder to purchase one-half share of Common Stock at an exercise price of $50 subject to adjustment. The rights were attached to all Common Stock certificates and no separate right certificate will be distributed.

    The rights, which do not have any shareholder rights, including voting or dividend rights, will expire on September 19, 1998 unless earlier redeemed by the Company prior to expiration at a price of $.01 per right. The rights automatically transfer with a transfer of Common Stock until the time they become exercisable, which happens when certain specified events occur. If the rights become exercisable, they entitle the holders thereof to purchase stock or other property of the Company at a reduced price, subject to certain other provisions of the plan. At January 31, 1998, approximately 6,811,000 shares of Common Stock were reserved for issuance in connection with these rights.

    The debentures issued by the Company have a feature that allows the holder to convert the debentures to Common Stock of the Company at a conversion price of $15.15 per share. At January 31, 1998, approximately 3,734,000 shares were reserved for issuance upon conversion of debentures.

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 15: EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                      1998           1997           1996
                                                  -------------  -------------  -------------

Numerator:

  Numerator for basic earnings per share........  $  11,492,000  $   9,621,000  $  14,407,000

  Effect of dilutive securities:

    Interest on 7 7/8% convertible debentures,
      net of tax................................      2,941,000      2,540,000      2,838,000
                                                  -------------  -------------  -------------

  Numerator for diluted earnings per share......  $  14,433,000  $  12,161,000  $  17,245,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

Denominator:

  Denominator for basic earnings per
    share--weighted average shares..............     13,528,000     13,456,000     13,401,000

  Effect of dilutive securities:

    Employee stock options......................        148,000        157,000        201,000

    7 7/8% convertible debentures...............      3,734,000      3,734,000      3,734,000
                                                  -------------  -------------  -------------

  Dilutive potential common shares..............      3,882,000      3,891,000      3,935,000
                                                  -------------  -------------  -------------

  Denominator for diluted earnings per
    share--adjusted weighted average shares and
    assumed conversions.........................     17,410,000     17,347,000     17,336,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

Basic earnings per share........................  $        0.85  $        0.71  $        1.07
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

Diluted earnings per share......................  $        0.83  $        0.70  $        0.99
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    For additional disclosures regarding the convertible debentures and employee stock options, see Notes 9 and 12.

    Options to purchase 1,200,600 shares of common stock at $10.50 to $15.88 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anitdilutive.

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is selected quarterly financial data for the years ended January 31, 1998 and 1997.

                                                                   1998
                                                ------------------------------------------
                                                   1ST        2ND        3RD        4TH
                                                ---------  ---------  ---------  ---------
                                                DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER
                                                              SHARE AMOUNTS
Revenues......................................  $  31,936  $  32,292  $  31,561  $  39,061
Operating expenses, net.......................     27,832     27,529     27,161     31,081
                                                ---------  ---------  ---------  ---------
Operating income..............................      4,104      4,763      4,400      7,980
Other expense, net............................     (1,186)    (1,039)      (588)    (1,023)
                                                ---------  ---------  ---------  ---------
Income before income taxes....................      2,918      3,724      3,812      6,957
Provision for income taxes....................        992      1,266      1,296      2,365
                                                ---------  ---------  ---------  ---------
Net income....................................  $   1,926  $   2,458  $   2,516  $   4,592
Basic earnings per share......................  $    0.14  $    0.18  $    0.19  $    0.34
Diluted earnings per share....................  $    0.14  $    0.18  $    0.19  $    0.31
Basic weighted average shares outstanding.....  13,462,000 13,496,000 13,565,000 13,587,000
Diluted weighted average shares outstanding...  17,280,000 17,375,000 17,509,000 17,409,000

                                                                   1997
                                                ------------------------------------------
                                                   1ST        2ND        3RD        4TH
                                                ---------  ---------  ---------  ---------
                                                DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER
                                                              SHARE AMOUNTS
Revenues......................................  $  32,192  $  32,759  $  31,590  $  36,780
Operating expenses, net.......................     28,349     28,658     26,929     30,342
                                                ---------  ---------  ---------  ---------
Operating income..............................      3,843      4,101      4,661      6,438
Other expense, net............................     (1,359)    (1,360)    (1,188)      (882)
                                                ---------  ---------  ---------  ---------
Income before income taxes....................      2,484      2,741      3,473      5,556
Provision for income taxes....................        807        891      1,129      1,806
                                                ---------  ---------  ---------  ---------
Net income....................................  $   1,677  $   1,850  $   2,344  $   3,750
Basic earnings per share......................  $    0.12  $    0.14  $    0.17  $    0.28
Diluted earnings per share....................  $    0.12  $    0.14  $    0.17  $    0.25
Basic weighted average shares outstanding.....  13,450,000 13,454,000 13,454,000 13,457,000
Diluted weighted average shares outstanding...  17,349,000 17,211,000 17,214,000 17,234,000

    Note: The 1997 and the first three quarters of 1998 earnings per share amounts have been restated to comply with SFAS No. 128, "Earnings per Share." Diluted earnings per share is presented as equal to or less than basic earnings per share.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of The MacNeal-Schwendler Corporation

    We have audited the accompanying consolidated balance sheets of The MacNeal-Schwendler Corporation as of January 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The MacNeal-Schwendler Corporation at January 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Los Angeles, California
March 12, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    Pursuant to General Instruction G(3) to Form 10-K, the information required by this part is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 10, 1998, filed with the Securities and Exchange Commission pursuant to Regulation 14A. In addition, the information set forth under Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant" is also incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

ITEM 14(a)1. FINANCIAL STATEMENTS.

    The following consolidated financial statements of The MacNeal-Schwendler Corporation and subsidiaries as included in its annual report are included in
Item 8.

    Consolidated Balance Sheets--January 31, 1998 and 1997

    Consolidated Statements of Income for each of the three years in the period ended January 31, 1998

    Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 1998

    Consolidated Statements of Shareholders' Equity for each of the three years in the period ended January 31, 1998

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

                                  SCHEDULE II
                       THE MACNEAL-SCHWENDLER CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED JANUARY 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                                    BALANCE AT
                                                                     BEGINNING
                                                                        OF          CHARGES                     ENDING
                                                                      PERIOD      TO EXPENSE     DEDUCTIONS     BALANCE
                                                                    -----------  -------------  -------------  ---------
ACCOUNTS RECEIVABLE:

Year ended January 31, 1996.......................................   $   3,574           152          1,164    $   2,562
Year ended January 31, 1997.......................................   $   2,562           616          1,372    $   1,806
Year ended January 31, 1998.......................................   $   1,806           973          1,170    $   1,609

ITEM 14(a)3. EXHIBITS.

    The following exhibits are included in this Report:

 EXHIBIT
 NUMBER
---------
   3.1     Certificate of Incorporation of The MacNeal-Schwendler Corporation (filed as Exhibit 3.1 to The
             MacNeal-Schwendler Corporation's Registration of Securities on Form 8-B filed on September 23, 1994, and incorporated herein by reference).

   3.2     Restated Bylaws of The MacNeal-Schwendler Corporation (filed as Exhibit 3.2 to the The
             MacNeal-Schwendler Corporation's Annual Report on Form 10-K filed for the fiscal year ended January
             31, 1996, and incorporated herein by reference).

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

 EXHIBIT
 NUMBER
---------
  10.6(a)  Form of Severance Agreement between The MacNeal-Schwendler Corporation and executive officers thereof
             (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation's Annual Report on Form 10-K filed for the year ended January 31, 1989, and incorporated herein by reference).

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

  10.10*   1991 Stock Option Plan Amendment (filed as part of the Company's definitive Proxy Statement for the
             Annual Meeting of Shareholders on June 14, 1995, and incorporated herein by reference).

  21       Material Subsidiaries of the Registrant (filed as Exhibit 21 to The MacNeal-Schwendler Coporation's
             Annual Report on Form 10-K filed for the fiscal year ended January 31, 1996, and incorporated herein by reference).

  23       Consent of Ernst & Young LLP, Independent Auditors.

  27.1     Financial Data Schedule for the year ended January 31, 1998.

  27.2     Restated Financial Data Schedule for the quarter ended October 31, 1997.

------------------------

*   Denotes compensatory plan.

ITEM 14(b). REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE MACNEAL-SCHWENDLER CORPORATION

                                By              /s/ THOMAS C. CURRY
                                     -----------------------------------------
                                                  Thomas C. Curry
                                             PRESIDENT, CHIEF EXECUTIVE
                                                OFFICER AND DIRECTOR

Dated: April 22, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------


    /s/ GEORGE N. RIORDAN
------------------------------  Chairman of the Board          April 27, 1998
      George N. Riordan

     /s/ THOMAS C. CURRY
------------------------------  President, Chief Executive     April 22, 1998
       Thomas C. Curry            Officer and Director

      /s/ LOUIS A. GRECO        Chief Financial Officer
------------------------------    (Principal Financial and     April 22, 1998
        Louis A. Greco            Accounting Officer)

     /s/ LARRY S. BARELS
------------------------------  Director                       April 27, 1998
       Larry S. Barels

     /s/ DONALD GLICKMAN
------------------------------  Director                       April 27, 1998
       Donald Glickman

     /s/ WILLIAM F. GRUN
------------------------------  Director                       April 27, 1998
       William F. Grun

     /s/ HAROLD HARRIGIAN
------------------------------  Director                       April 27, 1998
       Harold Harrigian

    /s/ PAUL B. MACCREADY
------------------------------  Director                       April 27, 1998
      Paul B. Maccready

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

      /s/ DALE D. MYERS
------------------------------  Director                       April 27, 1998
        Dale D. Myers

       /s/ FRANK PERNA
------------------------------  Director                       April 27, 1998
         Frank Perna

     /s/ ARTHUR H. REIDEL
------------------------------  Director                       April 27, 1998
       Arthur H. Reidel