Form 10-Q
period 1998-04-30
MACNEAL SCHWENDLER CORP
filed 1998-06-11
CIK 717238

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                           Commission file number 1-8722



                         THE MACNEAL-SCHWENDLER CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)



               DELAWARE                               95-2239450
   -------------------------------               ---------------------
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

                            Yes     X      No
                                 -------     --------

The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,680,256 shares at June 8, 1998.

                         THE MACNEAL-SCHWENDLER CORPORATION
                                       INDEX


                                                                              Page No.
                                                                              -------
Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - April 30, 1998 (Unaudited)
             and January 31, 1998 . . . . . . . . . . . . . . . . . . . . . .     3

          Consolidated Statements of Income (Unaudited)
             Three Months Ended April 30, 1998 and 1997 . . . . . . . . . . .     4

          Consolidated Statements of Cash Flows (Unaudited)
             Three Months Ended April 30, 1998 and 1997 . . . . . . . . . . .     5

          Notes to Consolidated Financial Statements
             (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . .     6

Item 2.

          Management's Discussion and Analysis of Results of Operations
              and Financial Condition. . . . . . . . . . . . . . . . . . . . .    8

Part II.      Other Information

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .      12


                         THE MACNEAL-SCHWENDLER CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                                APRIL 30          JANUARY 31,
                                                                  1998               1998
                                                              -------------      -------------
                                                               (UNAUDITED)
Assets
Current assets:
     Cash and cash equivalents                                 $ 14,067,000       $ 10,086,000
     Securities available for sale                               16,075,000         16,073,000
     Trade accounts receivable, net                              40,376,000         50,691,000
     Deferred tax charges                                         3,445,000          3,445,000
     Other current assets                                         5,229,000          5,620,000
                                                               ------------       ------------
              Total current assets                               79,192,000         85,915,000

Property and equipment, net                                       8,923,000          8,926,000
Capitalized software costs, net                                  29,507,000         28,780,000
Goodwill and other intangible assets, net                        13,385,000         13,958,000
Other assets                                                      3,151,000          2,704,000
                                                               ------------       ------------
                                                               $134,158,000       $140,283,000
                                                               ------------       ------------
                                                               ------------       ------------

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                          $  2,233,000       $  3,131,000
     Accrued liabilities                                         17,872,000         23,722,000
     Deferred income                                              9,567,000         10,561,000
     Income taxes payable                                           644,000            748,000
                                                               ------------       ------------
              Total current liabilities                          30,316,000         38,162,000

Deferred income taxes                                            10,983,000         10,983,000
Convertible subordinated debentures                              56,574,000         56,574,000

Commitments

Shareholders' equity:
     Preferred stock, $0.01 par value, 10,000,000
         shares authorized; no shares outstanding
         at April 30, 1998 or January 31, 1998                        -----             -----
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         13,668,500 and 13,621,900 issued and
         outstanding at April 30, 1998 and
         January 31, 1998, respectively                          31,940,000         31,482,000
     Retained earnings                                            9,499,000          7,399,000
     Accumulated unrealized investment gain                           3,000              -----
     Accumulated translation adjustment                          (5,157,000)        (4,317,000)
                                                               ------------       ------------
              Total shareholders' equity                         36,285,000         34,564,000
                                                               ------------       ------------
                                                               $134,158,000       $140,283,000
                                                               ------------       ------------
                                                               ------------       ------------

See accompanying notes.


                         THE MACNEAL-SCHWENDLER CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)


                                                                THREE MONTHS ENDED APRIL 30,
                                                               --------------------------------
                                                                   1998               1997
                                                               ------------       -------------
Revenues:
  Software licenses                                            $ 24,618,000       $ 25,425,000
  Software maintenance and services                               8,095,000          6,511,000
                                                               ------------       ------------
    Total revenues                                               32,713,000         31,936,000
Operating expenses:
  Cost of revenue                                                 8,218,000          7,484,000
  Amortization of goodwill and other intangibles                    567,000            567,000
  Research and development                                        2,708,000          2,883,000
  Selling, general and administrative                            17,168,000         16,898,000
                                                               ------------       ------------
    Total operating expenses                                     28,661,000         27,832,000

Operating income                                                  4,052,000          4,104,000
Debenture interest                                               (1,114,000)        (1,114,000)
Other income (expense), net                                         244,000            (72,000)
                                                               ------------       ------------
Income before income taxes                                        3,182,000          2,918,000
Provision for income taxes                                        1,082,000            992,000
                                                               ------------       ------------
Net income                                                     $  2,100,000       $  1,926,000
                                                               ------------       ------------
                                                               ------------       ------------
Basic earnings per share                                       $       0.15       $       0.14
                                                               ------------       ------------
                                                               ------------       ------------

Diluted earnings per share                                     $       0.15       $       0.14
                                                               ------------       ------------
                                                               ------------       ------------
Basic weighted average
    shares outstanding                                           13,651,000         13,462,000
                                                               ------------       ------------
                                                               ------------       ------------
Diluted weighted average
    shares outstanding                                           17,550,000         17,280,000
                                                               ------------       ------------
                                                               ------------       ------------


                                THE MACNEAL-SCHWENDLER CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               APRIL 30
                                                                    -------------------------------
                                                                        1998               1997
                                                                    -----------        ------------
Cash flows from operating activities:
   Net income                                                         $ 2,100,000         $ 1,926,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of property and equipment           1,383,000           1,376,000
      Amortization of capitalized software costs                        3,686,000           2,877,000
      Amortization of goodwill and other intangibles                      567,000             567,000
      Amortization of premiums and discounts on securities
            available for sale                                             31,000                   -
      (Gain) loss on disposal of property and equipment                   (13,000)             70,000

   Changes in assets and liabilities:
        Accounts receivable, net                                       10,315,000           3,269,000
        Other current assets                                              391,000           1,970,000
        Accounts payable                                                 (898,000)            (66,000)
        Accrued liabilities                                            (5,850,000)         (7,940,000)
        Deferred income                                                  (994,000)            (80,000)
        Income taxes payable                                             (104,000)           (968,000)
                                                                      -----------         ------------
Net cash provided by operating activities                              10,614,000           3,001,000

Cash flows from investing activities:
   Purchase of securities available for sale                              (30,000)                  -
   Sale of securities available for sale                                        -               3,000
   Acquisition of property and equipment                               (1,361,000)         (1,230,000)
   Purchase of software                                                  (621,000)                  -
   Capitalized software costs                                          (3,792,000)         (2,877,000)
   Increase in other assets                                              (447,000)           (115,000)
                                                                      -----------         ------------
Net cash used in investing activities                                  (6,251,000)         (4,219,000)

Cash flows from financing activities:
   Proceeds from capital stock issued                                     458,000              65,000
                                                                      -----------         ------------
Net cash provided by financing activities                                 458,000              65,000
Effect of exchange rate changes on cash                                  (840,000)           (324,000)
                                                                      -----------         ------------
Net increase (decrease) in cash and cash equivalents                    3,981,000          (1,477,000)
Cash and cash equivalents at beginning of period                       10,086,000          24,016,000
                                                                      -----------         ------------
Cash and cash equivalents at end of period                            $14,067,000         $ 22,539,000
                                                                      -----------         ------------
                                                                      -----------         ------------

See accompanying notes.

                          THE MACNEAL-SCHWENDLER CORPORATION
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial information is condensed from that which would appear in the annual financial statements and should be read in conjunction with the consolidated financial statements included in The MacNeal-Schwendler Corporation's Annual Report on Form 10-K for the year ended January 31, 1998.

     All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates might be less precise than at year-end. Operating results for the three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999.

     Supplemental cash flow information for taxes paid during the three months ended April 30, 1998 and 1997 were $1,186,000 and $1,960,000, respectively.
Additionally, the Company paid interest of $2,227,000 on its Convertible Subordinated Debentures due 2004 during both the three months ended April 30, 1998 and 1997.

     In December 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share for the three months ended April 30, 1998 and April 30, 1997 includes the dilutive effect of stock options calculated under the treasury stock method; and assumes the convertible subordinated debentures were converted into common stock at the beginning of the period and the related interest requirements, net of tax, is added to net income in the calculation. All earnings per share amounts for all periods have been restated to conform to the FASB No. 128 requirements. Diluted earnings per share were anti-dilutive for the three months ended April 30, 1998 and 1997.

     As of February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's reported net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year Consolidated Statement of Shareholders' Equity will be reclassified to conform to the requirements of SFAS No. 130.

     During the first quarter of fiscal 1999 and 1998, total comprehensive income amounted to $1,263,000 and $1,602,000, respectively.

     In December 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to disclose certain information about reportable operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods. The Company adopted SFAS No. 131 in the first quarter of fiscal 1999.

     Certain reclassifications have been made to the consolidated financial statements for the three months ended April 30, 1997 and the balances at January 31, 1998 in order to conform to the April 30, 1998 presentation.

NOTE 2:   CAPITALIZED SOFTWARE

     The components of net capitalized software costs were as follows:

                                             Three months Ended April 30,
                                        --------------------------------------
                                            1998                       1997
                                        ------------               ------------
Software costs capitalized              $(3,792,000)                $(2,877,000)
Amortization of capitalized software      3,686,000                   2,877,000
                                        -----------                 -----------
Net capitalized software costs          $  (106,000)                $      (---)
                                        -----------                 -----------
                                        -----------                 -----------

Amortization expense associated with capitalized software costs is reported in cost of revenue, and capitalization of software costs is reported as a reduction of research and development expense.

NOTE 3: ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:

                                                       April 30,     January 31,
                                                         1998            1998
                                                      ----------     -----------

Compensation and related expenses                     $6,475,000     $6,516,000
Commissions payable                                    2,223,000      2,752,000
Debenture interest payable                               575,000      1,688,000
Contribution to profit sharing plan                      564,000      2,784,000
Post-retirement benefits                               2,297,000      2,236,000
Royalties payable                                        605,000        929,000
Sales taxes payable                                    1,455,000      3,020,000
Incentive compensation                                   256,000        230,000
Stock purchase plan                                      222,000        438,000
Other                                                  3,200,000      3,129,000
                                                     -----------    -----------
                                                     $17,872,000    $23,722,000
                                                     -----------    -----------
                                                     -----------    -----------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED APRIL 30, 1998 VS. THREE MONTHS ENDED APRIL 30, 1997

     The Company reported revenue of $32,713,000 for the first quarter, compared to revenue of $31,936,000 for the first quarter of the prior fiscal year, a 2% increase. Revenue growth in the current year would have been approximately $2,066,000, or 6%, if valued using prior year foreign currency translation rates. Software license revenue and maintenance fees account for 92% of total reported revenue in the first quarter and 95% in the first quarter of the prior fiscal year, with service revenue making up the difference. The increase in software maintenance and service revenue was primarily due to continued growth in maintenance revenue.

     Software revenue consists of licensing fees, which are fees charged for the right to use the software, and maintenance fees, which provide for support and unspecified upgrade privileges on a when-and-if-available basis. In accordance with The American Institute of Certified Public Accountant's ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition" issued in 1997, which supercedes SOP 91-1, revenue associated with support and upgrade privileges has been consistently deferred and recognized over the term of the license agreement.

     First quarter revenue growth was adversely affected by the strength of the U.S. Dollar compared to foreign currencies in which the Company operates. The Asia-Pacific region, which accounted for 24% of the Company's total revenue, decreased by 8% in functional currency compared to the first quarter of the prior fiscal year. Europe, which accounted for 37% of the Company's total revenue, grew by 31% in functional currency compared to the first quarter of the prior fiscal year, and the Americas, which accounted for 39% of the Company's total revenue, reported less than a 1% growth in the first quarter. In light of the economic turmoil in the Asia-Pacific region, the Company remains cautious about its Asia-Pacific prospects. Approximately 4% of the Company's total revenue come from outside Japan in the Asia-Pacific region.

     Operating expense of $28,661,000 in the first quarter increased by approximately 3% from the $27,832,000 reported in the first quarter of the prior fiscal year.

     In accordance with the AICPA Statement of Financial Accounting Standards No. 86 (FAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

     In the first quarter, total reported cost of revenue was $8,218,000 compared to $7,484,000 in the first quarter of the prior fiscal year, an increase of $734,000, or 10%. This increase included $809,000 of additional amortization of capitalized software. Capitalized software amortization increased to $3,686,000 in the first quarter from $2,877,000 in the first quarter of the prior fiscal year. The increase in the amount of capitalized software costs is due to an increase in the number of products offered by the Company. The assets' lives have remained consistent from year to year. The increase in amortization of capitalized software has been consistent with the increases in capitalization of software costs in prior quarters. Royalty expense is also included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. The incremental expense of providing maintenance and other services was not deemed to be material in the first quarter of this fiscal year or the first quarter of the prior fiscal year.

     Research and development expense in the first quarter of $2,708,000 was $175,000 less than that reported in the first quarter of the prior fiscal year. The decrease is the result of an increase of $740,000 in the total gross research and development investment offset by an increase of $915,000 in the amount of research and development expenditures capitalized under FAS 86.

     Research and development expense is reported net of capitalized software development costs. The total gross investment in research and development activities in the first quarter amounted to $6,500,000, or 20% of current quarter revenue, compared to $5,760,000, or 18% of revenue in the first quarter of the prior fiscal year. The total increase in the gross research and development investment in the first quarter was $740,000, or 13%. This increase resulted primarily from changes in staffing mix and staff makeup related to a strategic revision in product development activity. This shift in strategy de-emphasizes a features upgrade for specific products and promotes the development of integrated software solutions for targeted customers. The increase was in line with the Company's revised goals and objectives for research and development.

     Capitalized software development costs were $3,792,000 in the first quarter compared to $2,877,000 in the first quarter of the prior fiscal year, an increase of $915,000. The amount of product development capitalized in any given period is a function of many factors including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency, product quality, and reduce time to market. Due to the continual change in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

     Selling, general, and administrative expense in the first quarter was $17,168,000 compared to $16,898,000 in the first quarter of the prior fiscal year, an increase of $270,000, or 2%. The increase relates primarily to expanded worldwide staffing requirements in the sales and distribution area of $870,000, offset by the favorable affect on international expenses totaling approximately $600,000 caused by the strengthening dollar compared to foreign currencies on which the Company operates.

               Operating income, including software capitalization and amortization was $4,052,000 in the first quarter compared to $4,104,000 in the first quarter of the prior fiscal year, a decrease of 1%. Operating income can be affected by the amount of software capitalized and the amortization thereof. The net effect of the amortization and capitalization of software costs was a $106,000 reduction of operating expenses in the first quarter compared to no effect on operating expenses in the first quarter of the prior fiscal year. Thus, the operating income benefit from the amortization and capitalization of software costs was $106,000 more in the first quarter of fiscal 1999 than in the first quarter of fiscal 1998.

               Debenture interest reflects the interest on the convertible subordinated debentures issued as part of the acquisition of PDA Engineering in 1994. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

               Other income (expense) showed income of $244,000 in the first quarter compared to an expense of $72,000 in the first quarter of the prior fiscal year. The fluctuation is primarily attributable to increased interest and investment income from $191,000 in the first quarter of fiscal 1998 to $428,000 in the first quarter of fiscal 1999 and a reduction of foreign exchange losses from a loss of $119,000 in the first quarter of fiscal 1998 to a loss of $42,000 in the first quarter of fiscal 1999. Other income (expense) also includes gains and losses on sales of assets and other non-operating income.

               Net income was $2,100,000 in the first quarter compared to $1,926,000 in the first quarter of the prior fiscal year, an increase of 9%. Net income in the first quarter of fiscal 1999 was unfavorably affected by fluctuations in functional currencies used in the Company's international operations. The fluctuation of the U.S. Dollar versus these currencies could continue to have an unfavorable effect throughout fiscal 1999 and future years. The effect of foreign currency translation on net income was an unfavorable variance of approximately $446,000 if valued using prior year foreign currency translation rates.

LIQUIDITY AND CAPITAL RESOURCES

               Working capital needed to finance the Company's growth in the past has been provided by cash on hand and cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for working capital needs in the foreseeable future. Net cash from operating activities was $10,614,000 and $3,001,000 in first quarter of fiscal 1999 and 1998, respectively. The Company's working capital at April 30, 1998 was $48,876,000, compared to $47,753,000 at April 30, 1997. The Company has an agreement with its principal bank for a $15,000,000 unsecured line of credit. No amounts were outstanding under this line of credit as of April 30, 1998 or 1997.

               The Company issued convertible subordinated debentures in August 1994, in connection with its PDA acquisition, in the aggregate amount of approximately $56,608,000. The debentures bear interest at 7 7/8% with interest payments due semi-annually in March and September. A debenture interest payment of $2,227,000 was made in March 1998. The amount of interest will decrease if the debentures are converted into common stock. The debentures mature in August 2004.

               Management expects to continue to invest a substantial portion of the Company's revenues in the research and development of new computer software products and the enhancement of existing products. The Company expended a total of $6,500,000 and $5,760,000 in the first quarter of fiscal 1999 and 1998, respectively, on research and development efforts of which $3,792,000 and $2,877,000 were capitalized in the first quarter of fiscal 1999 and 1998, respectively. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

               During the quarters ended April 30, 1998 and 1997, the Company acquired $1,361,000 and $1,230,000, respectively, of new property and equipment. Capital expenditures during the quarter included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. The Company's capital expenditures vary from year to year, as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in fiscal years 1999 and 2000 to be consistent with those for the fiscal year ended January 31, 1998.

Impact of Year 2000

               The Company has initiated formal communications with all its significant suppliers and large customers to determine the extent to which the Company's internal applications and other interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has determined that the purchased software applications it uses and software applications developed internally are Year 2000 compliant. However, there is no guarantee that other systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

               The forward-looking statements in this report are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to: the timely development and market acceptance of new versions of the Company's software products; the impact of competitive products and pricing; the impact of the economic issues in Asia-Pacific; successful involvement of international and domestic business partners in creating mechanical engineering solutions; the level of economic activity in the U.S. and abroad; fluctuations of the U.S. dollar versus foreign currencies; timely development of CAE technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations; the Company's ability to reduce costs without adversely impacting revenues; the Company's ability to attract, motivate and retain salespeople, programmers and other key personnel; continued demand for the Company's products, including MSC/NASTRAN, MSC/PATRAN, MSC/ARIES, MSC/MVISION, MSC/DYTRAN, MSC/FEA, MSC/SuperModel, MSC/FATIGUE, MSC/NVH Manager, MSC/DropTest, MSC/CONSTRUCT, MSC/InCheck, MSC/SuperForge, MSC/AMS, and MSC/NASTRAN FOR WINDOWS; and such other risks and uncertainties as are described in the Company's other Securities and Exchange Commission reports and filings.

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

                         THE MACNEAL-SCHWENDLER CORPORATION
                            PART II:  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

 (a)           Exhibit 27 - Financial Data Schedule

 (b) The Company did not file any Current Reports on Form 8-K during the quarter ended April 30, 1998.








SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE MACNEAL-SCHWENDLER CORPORATION
                                               (Registrant)



Date:  June 11, 1998



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