Form 10-Q
period 1998-07-31
MACNEAL SCHWENDLER CORP
filed 1998-09-11
CIK 717238

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission file number 1-8722



                      THE MACNEAL-SCHWENDLER CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)



          DELAWARE                                            95-2239450
---------------------------------                         -------------------
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

The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,538,375 shares at September 4, 1998.

                      THE MACNEAL-SCHWENDLER CORPORATION
                                    INDEX




                                                                           PAGE NO.
                                                                           --------

Part I.       Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - July 31, 1998 (Unaudited)
               and January 31, 1998. . . . . . . . . . . . . . . . . . . .     3

          Consolidated Statements of Income (Unaudited)
               Three and Six Months Ended July 31, 1998 and 1997 . . . . .     4

          Consolidated Statements of Cash Flows (Unaudited)
               Six Months Ended July 31, 1998 and 1997 . . . . . . . . . .     5

          Notes to Consolidated Financial Statements
               (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .     6

Item 2.   Management's Discussion and Analysis of Results of Operations
               and Financial Condition . . . . . . . . . . . . . . . . . .     8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . .    13


Part II.      Other Information

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . .    14

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .    14

Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . .    15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    15

                       THE MACNEAL-SCHWENDLER CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                          JULY 31,         JANUARY 31,
                                                            1998              1998
                                                       -------------      ------------
                                                       (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                         $  15,258,000      $ 10,086,000
     Securities available for sale                        17,717,000        16,073,000
     Trade accounts receivable, net                       38,275,000        49,091,000
     Deferred tax charges                                  3,446,000         3,446,000
     Other current assets                                  7,267,000         7,219,000
                                                       -------------      ------------

              Total current assets                        81,963,000        85,915,000

Property and equipment, net                                8,786,000         8,926,000
Capitalized software costs, net                           29,637,000        28,780,000
Goodwill and other intangible assets, net                 12,810,000        13,958,000
Other assets                                               2,971,000         2,704,000
                                                       -------------      ------------

                                                        $136,167,000      $140,283,000
                                                       -------------      ------------
                                                       -------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $  2,417,000      $  3,131,000
     Accrued liabilities                                  19,979,000        23,722,000
     Deferred income                                       8,528,000        10,561,000
     Income taxes payable                                          -           748,000
                                                       -------------      ------------

              Total current liabilities                   30,924,000        38,162,000

Deferred income taxes                                     10,983,000        10,983,000
Convertible subordinated debentures                       56,574,000        56,574,000

Commitments

Shareholders' equity:
     Preferred stock, $0.01 par value, 10,000,000
         shares authorized; no shares outstanding
         at July 31, 1998 or January 31, 1998                  -----             -----
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         13,538,400 and 13,621,900 issued and
         outstanding at July 31, 1998 and
         January 31, 1998, respectively, and
         common stock warrants                            30,834,000        31,482,000
     Retained earnings                                    12,055,000         7,399,000
     Accumulated unrealized investment gain                    1,000             -----
     Accumulated translation adjustment                   (5,204,000)       (4,317,000)
                                                       -------------      ------------

              Total shareholders' equity                  37,686,000        34,564,000
                                                       -------------      ------------

                                                        $136,167,000      $140,283,000
                                                       -------------      ------------
                                                       -------------      ------------

See accompanying notes.

                        THE MACNEAL-SCHWENDLER CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)


                                                          THREE MONTHS ENDED JULY 31,     SIX MONTHS ENDED JULY 31,
                                                               1998         1997              1998         1997
                                                          ------------  ------------      -----------  ------------
Revenues:
   Software licenses                                       $24,994,000  $24,661,000       $49,612,000  $50,086,000
   Software maintenance and services                         8,488,000    7,631,000        16,583,000   14,142,000
                                                           -----------  -----------       -----------  -----------

      Total revenues                                        33,482,000   32,292,000        66,195,000   64,228,000


Operating expenses:
   Cost of revenue                                           7,740,000    7,593,000        15,862,000   15,194,000
   Amortization of goodwill and other intangibles              567,000      567,000         1,134,000    1,134,000
   Research and development                                  3,111,000    1,946,000         5,831,000    4,253,000
   Selling, general and administrative                      17,412,000   17,423,000        34,664,000   34,780,000
                                                           -----------  -----------       -----------  -----------
      Total operating expenses                              28,830,000   27,529,000        57,491,000   55,361,000


Operating income                                             4,652,000    4,763,000         8,704,000    8,867,000



Debenture interest                                          (1,114,000)  (1,114,000)       (2,228,000)  (2,228,000)
Other income, net                                              335,000       75,000           579,000        3,000
                                                           -----------  -----------       -----------  -----------
Income before income taxes                                   3,873,000    3,724,000         7,055,000    6,642,000


Provision for income taxes                                   1,317,000    1,266,000         2,399,000    2,258,000
                                                           -----------  -----------       -----------  -----------

Net income                                                 $ 2,556,000  $ 2,458,000       $ 4,656,000  $ 4,384,000
                                                           -----------  -----------       -----------  -----------
                                                           -----------  -----------       -----------  -----------

Basic earnings per share                                   $      0.19  $      0.18       $      0.34  $      0.32
                                                           -----------  -----------       -----------  -----------
                                                           -----------  -----------       -----------  -----------

Diluted earnings per share                                 $      0.19  $      0.18       $      0.34  $      0.32
                                                           -----------  -----------       -----------  -----------
                                                           -----------  -----------       -----------  -----------

Basic weighted average
      shares outstanding                                    13,634,000   13,496,000        13,643,000   13,479,000
                                                           -----------  -----------       -----------  -----------
                                                           -----------  -----------       -----------  -----------

Diluted weighted average
      shares outstanding                                    17,511,000   17,375,000        17,557,000   17,325,000
                                                           -----------  -----------       -----------  -----------
                                                           -----------  -----------       -----------  -----------

                                      4

                        THE MACNEAL-SCHWENDLER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                  JULY 31
                                                                       ----------------------------
                                                                             1998          1997
                                                                       ------------   -------------
Cash flows from operating activities:
   Net income                                                          $  4,656,000   $  4,384,000
   Adjustments to reconcile net income to net
      Cash provided by operating activities:
      Depreciation and amortization of property and equipment             2,745,000      2,885,000
      Amortization of capitalized software costs                          6,812,000      5,915,000
      Amortization of goodwill and other intangibles                      1,134,000      1,134,000
      Amortization of premiums and discounts on securities
            Available for sale                                               29,000              -
      Deferred income taxes                                                       -       (798,000)
      (Gain) Loss on disposal of property and equipment                     (13,000)        13,000

   Changes in assets and liabilities:
        Trade accounts receivable, net                                   10,816,000      2,826,000
        Other current assets                                                (48,000)       843,000
        Accounts payable                                                   (714,000)      (627,000)
        Accrued liabilities                                              (3,743,000)    (5,396,000)
        Deferred income                                                  (2,033,000)      (426,000)
        Income taxes payable                                               (748,000)         1,000
                                                                       ------------   ------------
Net cash provided by operating activities                                18,893,000     10,754,000

Cash flows from investing activities:
   Purchase of securities available for sale                             (1,672,000)    (4,993,000)
   Sale of securities available for sale                                          -          3,000
   Acquisition of property and equipment                                 (2,592,000)    (2,379,000)
   Purchase of software                                                    (617,000)       (51,000)
   Capitalized software costs                                            (7,052,000)    (6,067,000)
   Increase in other assets                                                (253,000)      (183,000)
                                                                       ------------   ------------
Net cash used in investing activities                                   (12,186,000)   (13,670,000)

Cash flows from financing activities:
   Proceeds from common stock issued                                        957,000        703,000
   Repurchase and retirement of common stock                             (1,877,000)             -
   Proceeds from common stock warrants issued                               272,000              -
                                                                       ------------   ------------
Net cash provided by financing activities                                  (648,000)       703,000
Effect of exchange rate changes on cash                                    (887,000)    (1,587,000)
                                                                       ------------   ------------

Net increase (decrease) in cash and cash equivalents                      5,172,000     (3,800,000)
Cash and cash equivalents at beginning of period                         10,086,000     24,016,000
                                                                       ------------   ------------
Cash and cash equivalents at end of period                             $ 15,258,000   $ 20,216,000
                                                                       ------------   ------------
                                                                       ------------   ------------

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

     All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates might be less precise than at year-end. Operating results for the six months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999.

     Supplemental cash flow information for taxes paid during the six months ended July 31, 1998 and 1997 were $3,285,000 and $2,257,000, respectively.
Additionally, the company paid interest of $2,227,000 on its convertible subordinated debentures due 2004 during both the six months ended July 31, 1998 and 1997.

     As of February 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which supercedes SOP 91-1. This method distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element.

     In December 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share for the three and six months ended July 31, 1998 and July 31, 1997 includes the dilutive effect of stock warrants and options calculated under the treasury stock method. The assumption that the convertible subordinated debentures were converted into common stock at the beginning of the period and the related interest requirements, net of tax, is added to net income in the calculation is anti-dilutive for the three and six months ended July 31, 1998 and 1997. All earnings per share amounts for all prior periods have been restated to conform to the FASB No. 128 requirements.

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

     During the three and six months ended July 31,1998, total comprehensive income amounted to $2,507,000 and $3,770,000, respectively, compared to $1,195,000 and $2,797,000 for the three and six months ended July 31,1997, respectively. The primary difference between net income and comprehensive income was the change in accumulated translation adjustment.

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

     Certain reclassifications have been made to the consolidated statements of income for the three months and six months ended July 31, 1997 in order to conform to the July 31, 1998 presentation.

NOTE 2: CAPITALIZED SOFTWARE

     The components of net capitalized software costs were as follows:


                                         THREE MONTHS ENDED JULY 31,    SIX MONTHS ENDED JULY 31,
                                        ----------------------------   ----------------------------
                                            1998            1997           1998            1997
                                        -----------     ------------   -----------      -----------
Software costs capitalized              $(3,260,000)    $(3,190,000)   $(7,052,000)     $(6,067,000)
Amortization of capitalized software      3,126,000       3,038,000      6,812,000        5,915,000
                                        -----------     ------------   -----------      -----------
Net capitalized software costs          $  (134,000)    $  (152,000)   $  (240,000)     $  (152,000)
                                        -----------     ------------   -----------      -----------
                                        -----------     ------------   -----------      -----------

Amortization expense associated with capitalized software costs is reported in cost of revenue, and capitalization of software costs is reported as a reduction of research and development expense.

NOTE 3: ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:


                                                            JULY 31,       JANUARY 31,
                                                              1998            1998
                                                          -----------     ------------
Compensation and related expenses                         $ 7,227,000     $ 6,516,000
Commissions payable                                         2,011,000       2,752,000
Debenture interest payable                                  1,689,000       1,688,000
Contribution to profit sharing plan                         1,114,000       2,784,000
Post-retirement benefits                                    2,258,000       2,236,000
Royalties payable                                             698,000         929,000
Sales taxes payable                                         1,625,000       3,020,000
Incentive compensation                                        281,000         230,000
Stock purchase plan                                            27,000         438,000
Other                                                       3,049,000       3,129,000
                                                          -----------      ----------
                                                          $19,979,000     $23,722,000
                                                          -----------     -----------
                                                          -----------     -----------

NOTE 4: WARRANTS

     On May 15 and June 30, 1998, in connection with completing a marketing arrangement with Kubota Solid Technology Corporation ("KSTC"), the Company issued warrants to purchase 32,967 and 38,216 shares at $11.375 and $9.813 per share, respectively, for a total of $750,000, of the Company's common stock. The exercise price was equal to the fair market value of the common stock on the dates of purchase. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The warrants were valued using the Black Scholes valuation method. KSTC has the right to purchase additional warrants to purchase common stock valued at $2,250,000 through December 31, 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED JULY 31, 1998 VS. THREE MONTHS ENDED JULY 31, 1997

     The Company reported revenue of $33,482,000 for the second quarter, compared to revenue of $32,292,000 for the second quarter of the prior fiscal year, a 4% increase. Revenue growth in the current year would have been approximately $2,384,000, or 7%, if valued using prior year foreign currency translation rates. Software license revenue and maintenance fees account for 91% of total reported revenue in the second quarter and 92% in the second quarter of the prior fiscal year, with service revenue making up the difference.

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

     Second quarter revenue growth was adversely affected by the strength of the U.S. Dollar compared to foreign currencies in which the Company operates. Europe, which accounted for 32% of the Company's total revenue, grew by 23% in functional currency compared to the second quarter of the prior fiscal year. The Asia-Pacific region, which accounted for 27% of the Company's total revenue, grew by 9% in functional currency compared to the second quarter of the prior fiscal year. However, in light of the economic turmoil in the Asia-Pacific region, the Company remains cautious about its Asia-Pacific prospects. Approximately 5% of the Company's total revenue comes from outside Japan in the Asia-Pacific region. The Americas, which accounted for 41% of the Company's total revenue, reported a 3% decline in the second quarter from the second quarter of the prior year. The decline in the Americas is mostly attributable to a shift of annual license agreements to the third quarter of fiscal 1999 in order to make certain agreements co-terminus for various aerospace customers who have merged over the last year.

     Operating expense of $28,830,000 in the second quarter increased by approximately 5% from the $27,529,000 reported in the second quarter of the prior fiscal year. The increase was attributable entirely to an increase in the net cost of research and development. However, the Company's total development cost before software capitalization was 19% of revenue for the quarter which remains below management's target of 20% of total revenues.

     In accordance with the AICPA Statement of Financial Accounting Standards No. 86 (FAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount of software capitalized in the period.

     In the second quarter, cost of revenue was $7,740,000 compared to $7,593,000 in the second quarter of the prior fiscal year, an increase of $147,000, or 2%. This increase included $88,000 of additional amortization of capitalized software. Capitalized software amortization increased to $3,126,000 in the second quarter from $3,038,000 in the second quarter of the prior fiscal year. The assets' lives have remained consistent from year to year. The increase in amortization of capitalized software has been consistent with the increases in capitalization of software costs in prior quarters. Royalty expense is also included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. The incremental expense of providing maintenance and other services was not deemed to be material in the second quarter of this fiscal year or the second quarter of the prior fiscal year.

     Research and development expense is reported net of capitalized software development costs. Research and development expense in the second quarter of $3,111,000 was $1,165,000, or 60%, more than that reported in the second quarter of the prior fiscal year. The increase is the result of an increase of $1,235,000 in the total gross research and development investment offset by an increase of $70,000 in the amount of research and development expenditures capitalized under FAS 86.

     The total gross investment in research and development activities in the second quarter amounted to $6,371,000, or 19% of current quarter revenue, compared to $5,136,000, or 16% of revenue in the second quarter of the prior fiscal year. The total increase in the gross research and development investment in the second quarter was 24%. This increase resulted primarily from changes in staffing and staff mix related to a strategic revision in product development activity. This shift in strategy de-emphasizes a features upgrade for specific products and promotes the development of integrated software solutions for targeted customers.

     Capitalized software development costs were $3,260,000 in the second quarter compared to $3,190,000 in the second quarter of the prior fiscal year. The increase in the amount of research and development expenditures capitalized was 2%. The amount of product development capitalized in any given period is a function of many factors including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency, product quality, and reduce time to market. Due to the continual change in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

     Selling, general, and administrative expense in the second quarter was $17,412,000 compared to $17,423,000 in the second quarter of the prior fiscal year, a decrease of less than 1%.

     Operating income declined $111,000, including software capitalization and amortization from $4,652,000 in the second quarter compared to $4,763,000 in the second quarter of the prior fiscal year, a decrease of 2%. This decrease reflects the increase in research and development activities described above.

     Debenture interest reflects the interest on the convertible subordinated debentures issued as part of the acquisition of PDA Engineering in 1994. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

     Other income increased $260,000 to $335,000 in the second quarter from $75,000 in the second quarter of the prior fiscal year. The fluctuation is primarily attributable to increased interest and investment income from $244,000 in the second quarter of fiscal 1998 to $614,000 in the second quarter of fiscal 1999. This was offset by an increase of foreign exchange losses from a loss of $125,000 in the second quarter of fiscal 1998 to a loss of $229,000 in the second quarter of fiscal 1999. Other income also includes gains and losses on sales of assets and other non-operating income.

     Net income was $2,556,000 in the second quarter compared to $2,458,000 in the second quarter of the prior fiscal year, an increase of 4%. Net income in the second quarter of fiscal 1999 was unfavorably affected by fluctuations in functional currencies used in the Company's international operations. The fluctuation of the U.S. Dollar versus these currencies could continue to have an unfavorable effect throughout fiscal 1999 and future years. The effect of foreign currency translation on net income was an unfavorable variance of approximately $361,000 if valued using prior year foreign currency translation rates.

SIX MONTHS ENDED JULY 31, 1998 VS. SIX MONTHS ENDED JULY 31, 1997

     The Company reported revenue of $66,195,000 for the six months ended July 31, 1998, compared to revenue of $64,228,000 for the same period of the prior fiscal year, a 3% increase. Revenue growth in the current year would have been approximately $4,430,000, or 7%, if valued using prior year foreign currency translation rates. Software license revenue and maintenance fees account for 92% of total reported revenue for the six months ended July 31, 1998 and 93% for the same period of the prior fiscal year, with service revenue making up the difference.

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

     Fiscal 1999 revenue growth was adversely affected by the strength of the U.S. Dollar compared to foreign currencies in which the Company operates. Europe, which accounted for 34% of the Company's total revenue, grew by 27% in functional currency compared to the same period of the prior fiscal year. The Asia-Pacific region, which accounted for 26% of the Company's total revenue, grew by 1% in functional currency compared to the same period of the prior fiscal year. In light of the economic turmoil in the Asia-Pacific region, the Company remains cautious about its Asia-Pacific prospects. Approximately 5% of the Company's total revenue comes from outside Japan in the Asia-Pacific region. The Americas, which accounted for 40% of the Company's total revenue, reported a 2% decline for the six months ended July 31, 1998. The decline in the Americas is mostly attributable to a shift of annual license agreements to the third quarter of fiscal 1999 in order to make certain agreements co-terminus for various aerospace customers who have merged over the last year.

     Operating expense of $57,491,000 in the six months increased by approximately 4% from the $55,361,000 reported in the same period of the prior fiscal year. The increase was attributable to an increase of $668,000 in cost of revenue and an increase of $1,578,000 in the net cost of research and development. Cost of revenue as a percent of revenue remained constant at 24% for both six month periods. The Company's total development cost before software capitalization was 19% of revenue for the six months ended July 31, 1998 which remains below management's target of 20% of total revenues on a year to date basis.

     In accordance with the AICPA Statement of Financial Accounting Standards No. 86 (FAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

     Cost of revenue was $15,862,000 for the six months ended July 31, 1998 compared to $15,194,000 for the same period of the prior fiscal year, an increase of $668,000, or 4%. This increase included $897,000 of additional amortization of capitalized software. Capitalized software amortization increased to $6,812,000 in the six months ended July 31, 1998 from $5,915,000 in the same period of the prior fiscal year. The increase in the amount of capitalized software costs is due to an increase in the number of products offered by the Company. The assets' lives have remained consistent from year to year. The increase in amortization of capitalized software has been consistent with the increases in capitalization of software costs in prior quarters. Royalty expense is also included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. The incremental expense of providing maintenance and other services was not deemed to be material in the second quarter of this fiscal year or the second quarter of the prior fiscal year.

     Research and development expense for the six months ended July 31, 1998 was $5,831,000 or $1,578,000, or 37% more than that reported in the same period of the prior fiscal year. The increase is the result of an increase of $2,563,000 in the total gross investment in research and development activities offset by an increase of $985,000 in the amount of research and development expenditures capitalized under FAS 86.

     The total gross investment in research and development activities for the six months amounted to $12,883,000, or 19% of current quarter revenue, compared to $10,320,000, or 16% of revenue in the same period of the prior fiscal year. The total increase in the gross research and development investment between the six month periods was $2,563,000, or 25%. This increase resulted primarily from changes in staffing and staff mix related to a strategic revision in product development activity. This shift in strategy de-emphasizes a features upgrade for specific products and promotes the development of integrated software solutions for targeted customers. The increase was in line with the Company's goals and objectives for research and development.

     Capitalized software development costs were $7,052,000 in the six months compared to $6,067,000 in the same period of the prior fiscal year, an increase of $985,000, or 16%. The amount of product development capitalized in any given period is a function of many factors including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency, product quality, and reduce time to market. Due to the continual change in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

     Selling, general, and administrative expense in the six months was $34,664,000 compared to $34,780,000 in the same period of the prior fiscal year, a decrease of less than 1%.

     Operating income, including software capitalization and amortization was $8,704,000 in the six months compared to $8,867,000 in the same period of the prior fiscal year, a decrease of 2%. The $163,000 decrease in operating income is primarily attributable to the increase in research and development expense of $1,578,000 offset by an increase in the Company's gross margin and slight decrease in selling, general and administrative expense. Gross margin, which is revenue less cost of revenue, increased $1,299,000 due to the Company's increased revenue at a constant percentage of costs of revenue to revenue.

     Debenture interest reflects the interest on the convertible subordinated debentures issued as part of the acquisition of PDA Engineering in 1994. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

     Other income was $579,000 in the six months ended July 31, 1998 compared to income of $3,000 in the same period of the prior fiscal year. The fluctuation is primarily attributable to an increase in interest and investment income from $427,000 in the six months ended July 31, 1998 to $977,000 in the same period of fiscal 1999 and a reduction of foreign exchange losses from a loss of $244,000 in the six months ended July 31, 1998 to a loss of $18,000 in the same period of fiscal 1999. Other income also includes gains and losses on sales of assets and other non-operating income.

     Net income was $4,656,000 in the six months compared to $4,384,000 in the same period of the prior fiscal year, an increase of 6%. Net income in the six months ended July 31, 1998 was unfavorably affected by fluctuations in functional currencies used in the Company's international operations. The fluctuation of the U.S. Dollar versus these currencies could continue to have an unfavorable effect throughout fiscal 1999 and future years. The effect of foreign currency translation on net income was an unfavorable variance of approximately $807,000 if valued using prior year foreign currency translation rates.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital needed to finance the Company's growth in the past has been provided by cash on hand and cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for working capital needs in the foreseeable future. Net cash from operating activities was $18,893,000 and $10,754,000 in second quarter of fiscal 1999 and 1998, respectively. The Company's working capital at July 31, 1998 was $51,039,000, compared to $36,998,000 at July 31, 1997.
The Company has an agreement with its principal bank for a $15,000,000 unsecured line of credit. No amounts were outstanding under this line of credit as of July 31, 1998 or 1997.

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

     Management expects to continue to invest a substantial portion of the Company's revenues in the research and development of new computer software products and the enhancement of existing products. The Company expended a total of $12,883,000 and $10,320,000 for the six months ended July 31,1999 and 1998, respectively, on research and development efforts, of which $7,052,000 and $6,067,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

     During the six months ended July 31, 1998 and 1997, the Company acquired $2,592,000 and $2,379,000, respectively, of new property and equipment. Capital expenditures included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. The Company's capital expenditures vary from year to year, as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in fiscal years 1999 and 2000 to be consistent with those for the fiscal year ended January 31, 1998.

     During the quarter ended July 31, 1998, the Company repurchased 200,000 shares of common stock for $1,877,000. The Company's Board of Directors has authorized the repurchase of common stock in the open market up to a total aggregate amount of $3,000,000. Additionally during the quarter, the Company issued warrants to purchase the Company's common stock in the amount of $750,000.

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

     The Company is continuing to conduct extensive Year 2000 compliance tests on the software that is sold to customers. All of the Company's products licensed after January 1, 1998 are Year 2000 compliant or will have new certified versions released on or before July 1, 1999. When this requires an upgrade of an existing product to a later release, the supply of that upgrade is covered under the terms of a standard Company maintenance agreement. Certification letters for each product containing Year 2000 compliance details will be or is posted at the Company's web site at URL Http://WWW.MACSCH.COM. The cost of this study has been immaterial.

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

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                      THE MACNEAL-SCHWENDLER CORPORATION
                         PART II:  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         (c) On May 15 and June 30, 1998, in connection with completing a marketing arrangement with Kubota Solid Technology Corporation ("KSTC"), the Company issued warrants to purchase 32,967 and 38,216 shares of the Company's common stock at $11.375 and $9.813 per share, respectively, for a total exercise price of $750,000. The exercise price was equal to the fair market value of the common stock on the dates of purchase. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The warrants were valued using the Black Scholes valuation method at $272,000. The transaction was a private placement involving one offeree and one purchaser exempt from registration section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a) On June 10, 1998, the annual meeting of the stockholders of the Company was held for the purpose of voting on the election of directors, class I, approval of the Company's 1998 stock option plan and the ratification of Ernst & Young LLP as independent auditors of the Company.

         (b) The following matters were approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

              (i)  Election of Directors(1):

              Director                        Votes Cast
              --------           ------------------------------------
                                 For            Withheld      Abstain
                                 ---            --------      -------
              Frank Perna        12,169,724     729,175       N/A

              Thomas C. Curry    12,171,419     727,480       N/A

              (ii)  Approval of the Company's 1998 Stock Option Plan:

                                                         Votes Cast
                                 -------------------------------------------------------
                                 For            Against       Abstain   Broken Non-Votes
                                 ---            --------      -------   ----------------
                                 8,303,896      1,670,644     712,674   2,211,685

              (iii)  Ratification of Independent Auditors(1):

                                              Votes Cast
                                 ------------------------------------
                                 For            Against       Abstain
                                 ---            --------      -------
                                 12,732,213     145,506       21,180

(1) There were no broker non-votes for these proposals.

Item 5.  Other Information

     The Company hereby advises shareholders that until further notice March 16, 1999 is the date after which notice of a shareholder sponsored proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 (i.e., a proposal to be presented at the next annual meeting of shareholders but not submitted for inclusion in the Company's proxy statement) will be considered untimely under the SEC's proxy rules.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 27 - Financial Data Schedule

(b) The Company did not file any Current Reports on Form 8-K during the quarter ended July 31, 1998.




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



Date:  SEPTEMBER 9, 1998


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