Form 10-Q
period 1998-10-31
MACNEAL SCHWENDLER CORP
filed 1998-12-14
CIK 717238

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                           Commission file number 1-8722



                         THE MACNEAL-SCHWENDLER CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)



          DELAWARE                                          95-2239450
-------------------------------                           ----------------
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
The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,710,713 shares at December 7, 1998.

                         THE MACNEAL-SCHWENDLER CORPORATION
                                       INDEX


                                                                       Page No.
                                                                       --------

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - October 31, 1998 (Unaudited)
           and January 31, 1998..............................................3

         Consolidated Statements of Income (Unaudited)
           Three and Nine Months Ended October 31, 1998 and 1997 ............4

         Consolidated Statements of Cash Flows (Unaudited)
           Nine Months Ended October 31, 1998 and 1997 ......................5

         Notes to Consolidated Financial Statements
           (Unaudited).......................................................6

Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition...........................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........13


Part II.       Other Information

Item 2.  Changes in Securities and Use of Proceeds..........................14

Item 5.  Other Information..................................................14

Item 6.  Exhibits and Reports on Form 8-K...................................14

                                    THE MACNEAL-SCHWENDLER CORPORATION
                                        CONSOLIDATED BALANCE SHEETS

                                                               October 31,                  January 31,
                                                                  1998                         1998
                                                           --------------------         --------------------
                                                               (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents                               $      14,434,000            $      10,086,000
     Securities available for sale                                  17,437,000                   16,073,000
     Trade accounts receivable, net                                 42,238,000                   49,091,000
     Deferred tax charges                                            3,446,000                    3,446,000
     Other current assets                                            7,929,000                    7,219,000
                                                           --------------------         --------------------
              Total current assets                                  85,484,000                   85,915,000

Property and equipment, net                                          8,936,000                    8,926,000
Capitalized software costs, net                                     29,344,000                   28,780,000
Goodwill and other intangible assets, net                           13,836,000                   13,958,000
Other assets                                                         3,040,000                    2,704,000
                                                           --------------------         --------------------
                                                             $     140,640,000            $     140,283,000
                                                           --------------------         --------------------
                                                           --------------------         --------------------

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
     Accounts payable                                        $       1,941,000            $       3,131,000
     Accrued liabilities                                            22,193,000                   24,470,000
     Deferred income                                                 8,282,000                   10,561,000
                                                           --------------------         --------------------
              Total current liabilities                             32,416,000                   38,162,000

Deferred income taxes                                               10,983,000                   10,983,000
Convertible subordinated debentures                                 56,574,000                   56,574,000

Commitments

Shareholders' equity:
     Preferred stock, $0.01 par value, 10,000,000
         shares authorized; no shares outstanding
         at October 31, 1998 or January 31, 1998                            --                           --
     Common stock, $0.01 par value,
         100,000,000  shares  authorized;
         13,711,000 and 13,622,000  issued and
         outstanding at October 31, 1998 and
         January 31, 1998, respectively, and
         common stock warrants                                      32,166,000                   31,482,000
     Retained earnings                                              13,448,000                    7,399,000
     Accumulated unrealized investment gain                             45,000                           --
     Accumulated translation adjustment                            (4,992,000)                  (4,317,000)
                                                           --------------------         --------------------
              Total shareholders' equity                            40,667,000                   34,564,000
                                                           --------------------         --------------------
                                                             $     140,640,000            $     140,283,000
                                                           --------------------         --------------------
                                                           --------------------         --------------------

See accompanying notes.

                      THE MACNEAL-SCHWENDLER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                           Three Months Ended October 31,         Nine Months Ended October 31,
                                                       ------------------------------------     ----------------------------------
                                                            1998                  1997                1998                1997
                                                       -----------------   ----------------     -----------------   --------------

Revenues:
    Software licenses                                   $ 22,927,000      $  24,438,000        $  72,539,000         $  74,524,000
    Software maintenance and services                      8,912,000          7,123,000           25,495,000            21,265,000
                                                       -------------      -------------         ------------         -------------
       Total revenues                                     31,839,000         31,561,000           98,034,000            95,789,000

Operating expenses:
    Cost of revenue                                        8,204,000          7,428,000           24,064,000            22,622,000
    Amortization of goodwill and other intangibles           567,000            567,000            1,701,000             1,701,000
    Research and development                               3,720,000          2,219,000            9,738,000             6,472,000
    Selling, general and administrative                   16,942,000         16,947,000           51,421,000            51,727,000
                                                       -------------      -------------         ------------         -------------
       Total operating expenses                           29,433,000         27,161,000           86,924,000            82,522,000

Operating income                                           2,406,000          4,400,000           11,110,000            13,267,000

Debenture interest                                        (1,114,000)        (1,114,000)          (3,342,000)           (3,342,000)
Other income, net                                            819,000            526,000            1,398,000               529,000
                                                       -------------      -------------         ------------         -------------
Income before income taxes                                 2,111,000          3,812,000            9,166,000            10,454,000

Provision for income taxes                                   718,000          1,296,000            3,117,000             3,554,000
                                                       -------------      -------------         ------------         -------------

Net income                                              $  1,393,000      $   2,516,000         $  6,049,000         $   6,900,000
                                                       -------------      -------------         ------------         -------------
                                                       -------------      -------------         ------------         -------------

Basic earnings per share                               $        0.10      $        0.19         $       0.44         $        0.51
                                                       -------------      -------------         ------------         -------------
                                                       -------------      -------------         ------------         -------------

Diluted earnings per share                             $        0.10      $        0.19         $       0.44         $        0.51
                                                       -------------      -------------         ------------         -------------
                                                       -------------      -------------         ------------         -------------

Basic weighted average
       shares outstanding                                 13,653,000         13,565,000           13,646,000            13,508,000
                                                       -------------      -------------         ------------         -------------
                                                       -------------      -------------         ------------         -------------

Diluted weighted average
       shares outstanding                                 17,448,000         17,509,000           17,456,000            17,367,000
                                                       -------------      -------------         ------------         -------------
                                                       -------------      -------------         ------------         -------------

              THE MACNEAL-SCHWENDLER CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                             October 31
                                                                          -----------------------------------------------
                                                                                  1998                      1997
                                                                          ---------------------     ---------------------
Cash flows from operating activities:
   Net income                                                               $        6,049,000        $        6,900,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of property and equipment                        4,060,000                 4,074,000
      Amortization of capitalized software costs                                     9,698,000                 9,120,000
      Amortization of goodwill and other intangibles                                 1,701,000                 1,701,000
      Amortization of premiums and discounts on securities
            available for sale                                                          34,000                  (74,000)
      Deferred income taxes                                                                  -                 (798,000)
      (Gain) loss on disposal of property and equipment                               (16,000)                    58,000

   Changes in assets and liabilities:
        Trade accounts receivable, net                                               6,853,000                 (904,000)
        Other current assets                                                         (710,000)                   702,000
        Accounts payable                                                           (1,190,000)                 (959,000)
        Accrued liabilities                                                        (1,829,000)               (4,704,000)
        Deferred income                                                            (2,279,000)               (1,233,000)
        Income taxes payable                                                         (748,000)                 (773,000)
                                                                          ---------------------     ---------------------
Net cash provided by operating activities                                           21,623,000                13,110,000

Cash flows from investing activities:
   Purchase of securities available for sale                                       (1,903,000)               (9,420,000)
   Sale of securities available for sale                                               550,000                         -
   Acquisition of property and equipment                                           (4,055,000)               (2,929,000)
   Purchase of software                                                              (507,000)                         -
   Capitalized software costs                                                      (9,755,000)               (9,422,000)
   Increase in other assets                                                           (73,000)                  (96,000)
                                                                          ---------------------     ---------------------
Net cash used in investing activities                                             (15,743,000)              (21,867,000)

Cash flows from financing activities:
   Proceeds from capital stock issued                                                  957,000                   795,000
   Retirement of capital stock                                                     (2,226,000)                         -
   Proceeds from common stock warrants issued                                          412,000                         -
                                                                          ---------------------     ---------------------
Net cash provided by financing activities                                            (857,000)                   795,000
Effect of exchange rate changes on cash                                              (675,000)               (1,174,000)
                                                                          ---------------------     ---------------------

Net increase (decrease) in cash and cash equivalents                                 4,348,000               (9,136,000)
Cash and cash equivalents at beginning of period                                    10,086,000                24,016,000
                                                                          ---------------------     ---------------------
Cash and cash equivalents at end of period                                   $      14,434,000         $      14,880,000
                                                                          ---------------------     ---------------------
                                                                          ---------------------     ---------------------

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

     All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates might be less precise than at year-end. Operating results for the nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999.

     Supplemental cash flow information for taxes paid during the nine months ended October 31, 1998 and 1997 were $4,021,000 and $4,327,000, respectively. Additionally, the Company paid interest of $4,454,000 on its Convertible Subordinated Debentures due 2004 during both the nine months ended October 31, 1998 and 1997.

     As of February 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which supercedes SOP 91-1. This method distinguishes between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. On March 31, 1998, SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," was issued. SOP 98-4 defers the requirement related to SOP 97-2 associated with accounting for elements of software license arrangements. Those provisions will be adopted by the Company upon final ruling of this matter by the SEC.

     In December 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share for the three and nine months ended October 31, 1998 and October 31, 1997 includes the dilutive effect of stock warrants and options calculated under the treasury stock method. The assumption that the convertible subordinated debentures were converted into common stock at the beginning of the period and the related interest requirements, net of tax, is added to net income in the calculation is anti-dilutive for the three and nine months ended October 31, 1998 and 1997. All earnings per share amounts for all prior periods have been restated to conform to the FASB No. 128 requirements.

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

     During the three and nine months ended October 31,1998, total comprehensive income amounted to $1,649,000 and $5,419,000, respectively, compared to $2,103,000 and $5,726,000 for the three and nine months ended October 31,1997, respectively. The primary difference between net income and comprehensive income was the change in accumulated translation adjustment.

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

     Certain reclassifications have been made to the consolidated statements of income for the three months and nine months ended October 31, 1997 in order to conform to the October 31, 1998 presentation.

NOTE 2:   CAPITALIZED SOFTWARE

     The components of net capitalized software costs were as follows:


                                            Three months Ended October 31,       Nine months Ended October 31,
                                            -----------------------------        -----------------------------
                                              1998                 1997             1998             1997
                                              ----                 ----             ----             ----
Software costs capitalized                 $(2,886,000)        $(3,355,000)      $(9,938,000)      $(9,422,000)
Amortization of capitalized software         2,886,000           3,205,000         9,698,000         9,120,000
                                           ------------        -----------       -----------       ------------
Net capitalized software costs             $    -              $  (150,000)      $  (240,000)      $  (302,000)
                                           ------------        -----------       -----------       ------------
                                           ------------        -----------       -----------       ------------

Amortization expense associated with capitalized software costs is reported in cost of revenue, and capitalization of software costs is reported as a reduction of research and development expense.

NOTE 3: ACCRUED LIABILITIES

  The components of accrued liabilities are as follows:


                                                 October 31,        January 31,
                                                    1998               1998
                                                    ----               ----
Compensation and related expenses                 $6,432,000        $6,516,000
Commissions payable                                2,797,000         2,752,000
Post-retirement benefits                           2,700,000         2,236,000
Sales taxes payable                                2,314,000         3,020,000
Contribution to profit sharing plan                1,425,000         2,784,000
Debenture interest payable                           576,000         1,688,000
Royalties payable                                  1,011,000           929,000
Incentive compensation                               329,000           230,000
Note Payable                                         300,000                 -
Stock purchase plan                                  189,000           438,000
Income Taxes Payable                                       -           748,000
Other                                              4,120,000         3,129,000
                                                 -----------      ------------
                                                 $22,193,000      $ 24,470,000
                                                 -----------      ------------
                                                 -----------      ------------

NOTE 4: WARRANTS

     As of October 31, 1998, in connection with completing a marketing arrangement with Kubota Solid Technology Corporation ("KSTC"), the Company issued warrants to purchase 131,789 shares of the Company's common stock at exercise prices which range between $6.188 per share and $11.375 per share, for a total exercise price of $1,125,000, including 60,606 shares at an exercise price of $6.188 per share for $375,000 during the third quarter of fiscal 1999. In each case, the exercise price was equal to the fair market value of the common stock on the date of issuance. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The warrants were valued using the Black Scholes valuation method. KSTC has the right to purchase additional warrants to purchase common stock valued at $1,875,000 through December 31, 1999. The number of shares purchasable under these warrants and the exercise price will be determined at purchase date based on the then fair value of the warrants and underlying common stock, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED OCTOBER 31, 1998 VS. THREE MONTHS ENDED OCTOBER 31, 1997

     The Company reported revenue of $31,839,000 for the third quarter, compared to revenue of $31,561,000 for the third quarter of the prior fiscal year. Revenue growth in the current year would have been approximately $594,000 higher, or 2%, if valued using prior year foreign currency translation rates. Software license revenue and maintenance fees account for 90% of total reported revenue in the third quarter and 94% in the third quarter of the prior fiscal year, with service revenue making up the difference.

     Software revenue consists of licensing fees, which are fees charged for the right to use the software, and maintenance fees, which provide for support and unspecified upgrade privileges on a when-and-if-available basis. In accordance with The American Institute of Certified Public Accountant's ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition" issued in 1997, which supercedes SOP 91-1, revenue associated with support and upgrade privileges has been consistently deferred and recognized over the term of the license agreement. On March 31, 1998, SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," was issued. SOP 98-4 defers the requirement related to SOP 97-2 associated with accounting for elements of software license arrangements. Those provisions will be adopted by the Company upon final ruling of this matter by the SEC.

     The Company operates in three world areas: Europe, Asia Pacific and The Americas. Europe accounted for 29% of the Company's total revenue and grew by 4% in functional currency compared to the third quarter of the prior fiscal year. The Asia-Pacific region, which accounted for 17% of the Company's total revenue, decreased by 21% in functional currency compared to the third quarter of the prior fiscal year. In light of the economic turmoil in the Asia-Pacific region, the Company remains cautious about its Asia-Pacific prospects. Approximately 4% of the Company's total revenue comes from outside Japan in the Asia-Pacific region. The Americas, which accounted for 54% of the Company's total revenue, reported a 12% increase in revenue in the third quarter compared to the third quarter of the prior year. The increase in the Americas is mostly attributable to a shift of annual license agreements to the third quarter of fiscal 1999 in order to make certain agreements co-terminus for various aerospace customers who have merged over the last year.

     Operating expense of $29,433,000 in the third quarter increased by approximately 8% from the $27,161,000 reported in the third quarter of the prior fiscal year. The increase was primarily attributable to an increase of $1,501,000 in the net cost of research and development and $776,000 in cost of revenues. The Company's total development cost before software capitalization was 21% of revenue for the quarter. Total development expenditures were the same as the second quarter of fiscal 1999. At current spending rates, total annual development cost are expected to be below management's target of 20% of total annual revenues.

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

     In the third quarter, cost of revenue was $8,204,000 or 26% of revenues compared to $7,428,000 or 24% of revenues in the third quarter of the prior fiscal year, an increase of $776,000, or 10%. This increase included $523,000 of increased consulting costs, $210,000 of increased training costs, $207,000 of increased royalty expense, and $143,000 of increased commissions to third parties, offset by a decrease of $319,000 in the amortization of capitalized software. Capitalized software amortization decreased to $2,886,000 in the third quarter from $3,205,000 in the third quarter of the prior fiscal year. The decrease in capitalized software amortization is predominantly due to the fact that previously capitalized costs became fully amortized during the current fiscal year but prior to the current quarter. Royalty expense included in cost of revenue is paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. The incremental expense of providing maintenance and other services was not deemed to be material in the third quarter of this fiscal year or the third quarter of the prior fiscal year.

     Research and development expense is reported net of capitalized software development costs. Research and development expense in the third quarter of $3,720,000 was $1,501,000, or 68%, more than that reported in the third quarter of the prior fiscal year. The increase is the result of an increase of $1,032,000 in the total gross research and development investment and a decrease of $469,000 in the amount of research and development expenditures capitalized under FAS 86.

     The total gross investment in research and development activities in the third quarter amounted to $6,606,000, or 21% of current quarter revenue, compared to $5,574,000, or 18% of revenue in the third quarter of the prior fiscal year. The increase in the gross research and development investment between the third quarter of the current and prior fiscal year is consistent with prior year to current year quarterly increases in the first and second quarters of fiscal 1999. These increases are primarily due to changes in staffing and staff mix related to a strategic revision in product development activity. This shift in strategy de-emphasizes a features upgrade for specific products and promotes the development of integrated software solutions for targeted industries.

     Capitalized software development costs were $2,886,000 in the third quarter compared to $3,355,000 in the third quarter of the prior fiscal year. The decrease in the amount of research and development expenditures capitalized of 14% is predominantly due to the spending curve of the current version of MSC/PATRAN. This release was one of the most comprehensive upgrades of that product and costs were incurred more ratably over the development cycle. The amount of product development capitalized in any given period is a function of many factors including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency, product quality, and reduce time to market. Due to the continual change in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

     Selling, general, and administrative expense in the third quarter was $16,942,000 compared to $16,947,000 in the third quarter of the prior fiscal year, a decrease of less than 1%.

     Operating income declined $1,994,000, to $2,406,000 in the third quarter compared to $4,400,000 in the third quarter of the prior fiscal year, a decrease of 45%. This decrease reflects both an increase in cost of revenues of 2% as a percentage of revenue and the increase in research and development activities described above.

     Debenture interest reflects the interest on the convertible subordinated debentures issued as part of the acquisition of PDA Engineering in 1994. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

     Other income increased $293,000 to $819,000 in the third quarter from $526,000 in the third quarter of the prior fiscal year. The fluctuation is primarily attributable to an increase in foreign exchange gains and investment income. The foreign exchange gain rose from a gain of $360,000 in the third quarter of fiscal 1998 to a gain of $542,000 in the third quarter of fiscal 1999. Interest and investment income rose from $214,000 in the third quarter of fiscal 1998 to $325,000 in the third quarter of fiscal 1999. Other income also includes gains and losses on sales of assets and other non-operating income.

     Net income was $1,393,000 in the third quarter compared to $2,516,000 in the third quarter of the prior fiscal year, a decrease of 45% which is equal to the decline in operating income described above. Unlike the first and second quarters of fiscal 1999, net income in the third quarter was not affected by fluctuations in functional currencies used in the Company's international operations.

     On September 9, 1998, the Company acquired Silverado Software & Consulting, Inc., ("SSC") for approximately $2,809,000 through the issuance of the Company's common stock valued at $1,542,000, or $6.9375 per share, a promissory note of $331,000 and cash of $936,000. SSC is a provider of engineering services and custom software solutions for the design and analysis of mechanical components, electronic packaging, and civil
structures.   The acquisition has been accounted for as a purchase and,
accordingly, the operating results of SSC have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $1,572,000. Net assets acquired included cash and securities available for sale of approximately

$945,000. There was no net cash outlay for the SSC acquisition because the cash and securities available for sale received in the purchase approximated the cash paid.

NINE MONTHS ENDED OCTOBER 31, 1998 VS. NINE MONTHS ENDED OCTOBER 31, 1997

     The Company reported revenue of $98,034,000 for the nine months ended October 31, 1998, compared to revenue of $95,789,000 for the same period of the prior fiscal year, a 2% increase. Revenue growth in the current year would have been approximately $5,218,000, or 5%, if valued using prior year foreign currency translation rates. Software license revenue and maintenance fees account for 91% of total reported revenue for the nine months ended October 31, 1998 and 94% for the same period of the prior fiscal year, with service revenue making up the difference.

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

     Fiscal 1999 revenue growth was adversely affected by the strength of the U.S. Dollar compared to foreign currencies in which the Company operates. Europe, which accounted for 33% of the Company's total revenue, grew by 19% in functional currency compared to the same period of the prior fiscal year. The Asia-Pacific region, which accounted for 23% of the Company's total revenue, decreased by 6% in functional currency compared to the same period of the prior fiscal year. In light of the economic turmoil in the Asia-Pacific region, the Company remains cautious about its Asia-Pacific prospects. Approximately 4% of the Company's total revenue comes from outside Japan in the Asia-Pacific region. The Americas, which accounted for 44% of the Company's total revenue, reported a 3% increase for the nine months ended October 31, 1998. The increase in the Americas is mostly attributable to a shift of annual license agreements to the third quarter of fiscal 1999 in order to make certain agreements co-terminus for various aerospace customers who have merged over the last year.

     Operating expense of $86,924,000 in the nine months increased by approximately 5% from the $82,522,000 reported in the same period of the prior fiscal year. The increase was attributable to an increase of $3,266,000 in the net cost of research and development and an increase of $1,442,000 in cost of revenue. Cost of revenue as a percent of revenue was 25% and 24% for the nine-month periods ending October 31, 1998 and 1997, respectively. The Company's total development cost before software capitalization was 20% of revenue for the nine months ended October 31, 1998 which remains consistent with management's target of 20% of total annual revenues. At current spending rates, total annual development cost should be below management's target of 20% of total annual revenues.

     In accordance with the AICPA Statement of Financial Accounting Standards No. 86 (FAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

     Cost of revenue was $24,064,000 for the nine months-ended October 31,1998 compared to $22,622,000 for the same period of the prior fiscal year, an increase of $1,442,000, or 6%. This increase included $578,000 of additional amortization of capitalized software and a $864,000 increase in other costs of revenue. Capitalized software amortization increased to $9,698,000 in the nine months ended October 31, 1998 from $9,120,000 in the same period of the prior fiscal year. The increase in the amount of capitalized software costs is due to an increase in the number of products offered by the Company. The assets' lives have remained consistent from year to year. Royalty expense is also included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. The incremental expense of providing maintenance and other services was not deemed to be material in the third quarter of this fiscal year or the third quarter of the prior fiscal year.

     Research and development expense for the nine months ended October 31, 1998 was $9,738,000 or $3,266,000 more than that reported in the same period of the prior fiscal year. The increase is the result of an increase of $3,782,000 in the total gross investment in research and development activities offset by an increase of $516,000 in the amount of research and development expenditures capitalized under FAS 86.

     The total gross investment in research and development activities for the nine months amounted to $19,676,000, or 20% of current year revenue, compared to $15,894,000, or 17% of revenue in the same period of the prior fiscal year. The total increase in the gross research and development investment between the nine-month periods was $3,782,000, or 24%. This increase resulted primarily from changes within the Company's product management in staffing and staff mix related to a strategic revision in product development activity. This shift in strategy de-emphasizes a features upgrade for specific products and promotes the development of integrated software solutions for targeted customers. Additionally, the Company increased its research costs related to the development and enhancement of MSC/NASTRAN and MSC/PATRAN, the Company's two core products. The increase was in line with the Company's goals and objectives for research and development.

     Capitalized software development costs were $9,938,000 in the nine months compared to $9,422,000 in the same period of the prior fiscal year, an increase of $516,000, or 5%. The amount of product development capitalized in any given period is a function of many factors including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency, product quality, and reduce time to market. Due to the continual change in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

     Selling, general, and administrative expense in the nine months was $51,421,000 compared to $51,727,000 in the same period of the prior fiscal year, a decrease of less than 1%.

     Operating income, including software capitalization and amortization was $11,110,000 in the nine months compared to $13,267,000 in the same period of the prior fiscal year, a decrease of 16%. The $2,157,000 decrease in operating income is primarily attributable to the increase in research and development expense of $3,266,000 offset by an increase in the Company's gross margin and a slight decrease in selling, general and administrative expense. Gross margin, which is revenue less cost of revenue, increased $803,000 due to the Company's increased revenue with only a one-percent increase in its costs of revenue.

     Debenture interest reflects the interest on the convertible subordinated debentures issued as part of the acquisition of PDA Engineering in 1994. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

     Other income was $1,398,000 in the nine months ended October 31, 1998 compared to income of $529,000 in the same period of the prior fiscal year. The fluctuation is primarily attributable to an increase in interest and investment income from $649,000 in the nine months ended October 31, 1998 to $1,367,000 in the same period of fiscal 1999 and an increase in foreign exchange gains from a gain of $116,000 in the nine months ended October 31, 1997 to a gain of $271,000 in the same period of fiscal 1999. Other income also includes gains and losses on sales of assets and other non-operating income.

     Net income was $6,049,000 in the nine months compared to $6,900,000 in the same period of the prior fiscal year, a decrease of 12%. The decline in net income was less than the operating income decline due to a doubling of the Company's other income for the nine-month period. Net income in the nine months ended October 31, 1998 was unfavorably affected by fluctuations in functional currencies used in the Company's international operations. The fluctuation of the U.S. Dollar versus these currencies could continue to have an unfavorable effect throughout fiscal 1999 and future years. The effect of foreign currency translation on net income was an unfavorable variance of approximately $770,000 if valued using prior year foreign currency translation rates.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital needed to finance the Company's growth in the past has been provided by cash on hand and cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. Net cash provided by operating activities was $21,623,000 and $13,110,000 for the nine months ended October 31,1998 and 1997, respectively. The Company's working capital at October 31, 1998 was $53,068,000, compared to $41,258,000 at October 31, 1997. The Company has an agreement with its principal bank for a $15,000,000 unsecured line of credit. No amounts were outstanding under this line of credit as of October 31, 1998 or 1997.

     The Company issued convertible subordinated debentures in August 1994, in connection with its PDA acquisition, in the aggregate amount of approximately $56,608,000. The debentures bear interest at 7 7/8% with interest payments due semi-annually in March and September. Debenture interest payments were made in both March 1998 and September 1998 totaling $4,454,000. The amount of interest will decrease if the debentures are converted into common stock. The debentures mature in August 2004.

     Management expects to continue to invest a substantial portion of the Company's revenues in the research and development of new computer software products and the enhancement of existing products. The Company expended a total of $19,676,000 and $15,894,000 for the nine months ended October 31,1998 and 1997, respectively, on research and development efforts, of which $9,938,000 and $9,422,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

     During the nine months ended October 31, 1998 and 1997, the Company acquired $4,055,000 and $2,929,000, respectively, of new property and equipment. Capital expenditures included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. The Company's capital expenditures vary from year to year, as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in fiscal years 1999 and 2000 to be consistent with those for the fiscal year ended January 31, 1998.


     During the quarter ended October 31, 1998, the Company repurchased 49,884 shares of common stock for approximately $350,000. The Company's Board of Directors has authorized the repurchase of common stock in the open market up to a total aggregate amount of $3,000,000. The Company has repurchased approximately $2,226,000 of common stock in the nine-month period ended October 31, 1998. Through October 31, 1998, the Company issued warrants for $1,125,000 to purchase the Company's common stock, including $375,000 during the third quarter of fiscal 1999. There was no net cash outlay for the SSC acquisition because the cash and securities available for sale received in the purchase approximated the cash paid.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

     The historical results of operations and financial position of the Company are not necessarily indicative of future financial performance. The Company's results and forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below that could cause future results to differ materially from those projected.

Revenue Growth:
      The Company derives most of its revenue from selling software products and services to the high end users of the product design markets. Revenue growth and the Company's ability to match spending levels with revenue growth rates will directly impact its future operating results. Historically, a significant portion of the Company's revenue is generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. In addition, over 50% of the Company's revenues are derived from international markets and are denominated in foreign currencies. As a result, the Company's financial results could be impacted by weakened general economic conditions in various parts of the world, differing technological advances or preferences, volatile foreign exchange rates and government trade restrictions in any country in which the Company does business.

     New accounting rules regarding the recognition of software revenues based on vendor specific objective evidence (VSOE) have not been finalized. Therefore the Company is not able to estimate the impact to its operating results from any changes that may be required to its current methodology relating to the deferral of revenue for post-sales customer support (PCS).

Expense Management:
     The Company's operating expense levels are planned, in part, on expected revenue growth. The Company's expense levels are generally committed in advance and, in the near term, relatively small portions of the Company's expenses vary with revenue. Accordingly, future operating results will be impacted by the Company's ability to convert operating outlays into expected revenue growth at profitable margins. If future revenues are less than expected, net income may be disproportionately affected since expenses are relatively fixed.

Competition:
     The software industry is highly competitive. The entire industry may experience pricing and margin pressure which could adversely affect the Company's operating results and financial position. The Company's success is dependent on its ability to continue to develop, enhance and market new products to meet its customers' sophisticated needs within competitive pricing structures and in a timely manner. As product development cycles become shorter, product quality, performance, reliability, ease of use, functionality, breadth and integration may be impacted. The Company's success also depends in part on its ability to attract and retain technical and other key employees who are in great demand, to protect the intellectual property rights of its products and to continue key relationships with product development partners.

Year 2000:
     The Year 2000 causes uncertainties about whether computer systems and other equipment with date sensitive hardware or software will appropriately recognize and process dates beyond 1999. The failure of software programs, computer hardware and equipment in this regard could result in business interruptions and adversely affect the Company's operating results. The Company's major exposures to date-related failures include failure of software used internally by the Company and product liability for the software programs that it sells to customers. The Company has taken measures to address its exposure to these potential date-related failures.

     The Company has initiated formal communications with all its significant suppliers and large customers to determine the extent to which the Company's internal applications and other interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has determined that the purchased software applications and internally developed software applications that are used internally are Year 2000 compliant. However, there is no guarantee that other systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. With respect to contingency plans, the Company has not developed contingency plans at this time to handle significant failures. The Company will address contingency planning in 1999 for the most reasonably likely worst case scenarios.

     During the third quarter and continuing into the fourth quarter, the Company has made significant progress in its' Year 2000 compliance testing on the software that is sold to customers. The tests will certify that all our currently supported products will operate and correctly process dates over a supported date range which extends from before January 1, 2000 and encompasses a time period reasonably suitable for the intended use of the product. All of the Company's products licensed after January 1, 1998 are Year 2000 compliant or will have new certified versions released on or before July 1, 1999. The total cost of any modifications necessary to achieve compliance is not expected to be material to operating results. When this requires an upgrade of an existing product to a later release, the supply of that upgrade is covered under the terms of the Company's standard maintenance agreement. The Company's policy, in accordance with Generally Accepted Accounting Procedures, is to expense as incurred the cost of maintenance and modification to existing systems, and to capitalize the cost of any new software or hardware and amortize that cost over the assets' estimated useful lives. Compliance letters for each product containing Year 2000 compliance details is posted at the Company's web site at URL HTTP://WWW.MACSCH.COM.
The cost of this study has been immaterial.

Euro Conversion:
     On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro currency, adopting the Euro as their common legal currency on that date. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002. During this transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis whereby recipients must accept Euros or the legacy currency as offered by the payer. A currency translation process known as triangulation will dictate how legacy currencies will be converted to the Euro and other legacy currencies. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins and replace the legacy currencies as legal tender in cash transactions by July 1, 2002.

     Because the Company conducts a significant portion of its business in Europe through its wholly owned German subsidiary, its business and operations will be effected by the Euro conversion. Management is addressing the Euro conversion, but its impact on future operating results is uncertain. Management expects the conversion to decrease pressure for pricing in legacy currencies in the participating countries. However, the Company also does business in many non-participating countries including the United Kingdom. This could lead to increased cross-border competition, which could effect its allocation of resources within Europe, and eventually the Company's labor cost.

     The Company is implementing an upgrade to its management information system which includes the ability to simultaneously record transactions in Euros, perform the prescribed currency conversion computations and convert legacy currency amounts to Euro. The impact of the conversion on the Company's currency risk and taxable income is not expected to be significant. In regard to contracts denominated in legacy currencies, management has not identified any third party or customer contracts whose performance might be considered unenforceable due to a currency substitution. Software lease and maintenance contracts are typically renewed on an annual basis. Management will continue to monitor for significant contracts, which may be void due to the conversion.

Stock Market Volatility:
     The trading price of the Company's stock, like other software and technology stocks, is subject to significant volatility. If revenues or earnings fail to meet securities analyst's expectations, there could be an immediate and significant adverse impact on the trading price of the Company's stock. In addition, the Company's stock price may be affected by broader market factors that may be unrelated to the Company's performance.

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

                         THE MACNEAL-SCHWENDLER CORPORATION
                            PART II:  OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds.

       (c) On September 30, 1998, in connection with completing a marketing arrangement with Kubota Solid Technology Corporation ("KSTC"), the Company issued warrants to purchase 60,606 shares of the Company's common stock at $6.188 per share for an exercise price of $375,000. The exercise price was equal to the fair market value of the common stock on the dates of purchase. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The warrants were valued using the Black Scholes valuation method at $140,000. The transaction was a private placement involving one offeree and one purchaser exempt from registration section 4(2) of the Securities Act of 1933.

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

Item 6.        Exhibits and Reports on Form 8-K.

3.1 Certificate of Designations of Junior Participating Preferred Stock, filed as Exhibit 2.2 to the Company's Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by this reference.

4.1 Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C), filed as Exhibit 2.1 to the Company's Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by this reference.

(a) Exhibit 27 - Financial Data Schedule

(b) Current Report on Form 8-K, event date October 5, 1998 (items 5 and 7).

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


                                   THE MACNEAL-SCHWENDLER CORPORATION
                                   ----------------------------------
                                             (Registrant)




Date: December 14, 1998


                                        /s/ LOUIS A. GRECO
                                        -----------------------------------
                                        Louis A. Greco, Chief Financial Officer

                                        (Mr. Greco is the Principal Financial
                                        and Accounting Officer and has been duly authorized to sign on behalf of the registrant.)