Form 10-K
period 1998-12-31
MACNEAL SCHWENDLER CORP
filed 1999-04-29
CIK 717238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM JANUARY 1, 1998 TO DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 1-8722

                            ------------------------

                       THE MACNEAL-SCHWENDLER CORPORATION

             (Exact name of registrant as specified in its charter)

                        DELAWARE                                        95-2239450
    (State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                     organization)

                815 COLORADO BOULEVARD,                                   90041
                LOS ANGELES, CALIFORNIA                                 (Zip Code)
        (Address of principal executive offices)

       Registrant's telephone number including area code: (323) 258-9111

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON WHICH
             TITLE OF EACH CLASS                             REGISTERED
---------------------------------------------  ---------------------------------------
Common Stock par value $.01 per share                  New York Stock Exchange
7 7/8% Convertible Subordinated Debentures
  due August 18, 2004                                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of April 5, 1999 the approximate aggregate market value of The MacNeal-Schwendler Corporation's voting stock held by nonaffiliates was $81,762,000.

    As of April 5, 1999 there were outstanding 13,770,447 shares of Common Stock of The MacNeal-Schwendler Corporation.

    Documents incorporated by reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10K
                               TABLE OF CONTENTS

                                                                                                                PAGE
Business...................................................................................................           1

Properties.................................................................................................          11

Legal Proceedings..........................................................................................          11

Submission of Matters to a Vote of Security Holders........................................................          11

Market for Registrant's Common Stock and Related Shareholder Matters.......................................          12

Selected Financial Data....................................................................................          12

Management's Discussion and Analysis of Financial Condition and Results of Operations......................          13

Quantitative and Qualitative Disclosures about Market Risk.................................................          25

Financial Statements and Supplementary Data................................................................          27

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......................          53

Directors and Executive Officers of the Registrant.........................................................          53

Executive Compensation.....................................................................................          55

Security Ownership of Certain Beneficial Owners and Management.............................................          61

Certain Relationships and Related Transactions.............................................................          62

Exhibits, Financial Statement Schedules and Reports on Form 8-K............................................          63

                                     PART I

ITEM 1. BUSINESS.

    The MacNeal-Schwendler Corporation ("MSC" or the "Company") was incorporated in Delaware in 1994. Since its inception in 1963, MSC has been engaged in computer-aided engineering ("CAE"), including the development and marketing of software for use principally by engineers and designers in industry, research laboratories and universities. In the last three years, MSC has expanded its scope to focus on providing engineering solutions through strategic consulting, software integration, and customization services in addition to engineering software sales. MSC's principal software products are MSC.NASTRAN and MSC.PATRAN.

    On January 29, 1999, MSC decided to change its fiscal year from a year beginning February 1 and ending January 31, to a calendar year. All references to fiscal year 1998 mean the year ended December 31, 1998. Additionally, all financial information for prior periods has been restated to coincide with the new fiscal year, therefore any references to a fiscal year mean the twelve months ended December 31 of that year.

    In the current computer-aided manufacturing environment, designs are simulated before manufacturing has begun. MSC.NASTRAN is a basic CAE analysis software program that determines a product's stresses and deformations. MSC.PATRAN is an interactive CAE environment that facilitates the use of geometric data from popular computer-aided design ("CAD") systems such as CATIA, Pro/ENGINEER, and Unigraphics in a variety of commercial analysis programs including MSC.NASTRAN. MSC.Working Model is linked to popular mid-range CAD systems such as SolidWorks, Autodesk's Mechanical Desktop, and SolidEdge, and answers the questions "Will it break?" and "Will it work?" by providing stress and motion analysis capabilities. CAE analysis is used to simulate the performance of a design prior to its physical manufacture, replacing time-consuming and costly physical testing of prototypes and permitting a substantial increase in the number of design trade-offs and design cycles. Mechanical simulation helps manufacturers design and build better products faster and more efficiently. Engineers use MSC's simulation software worldwide in several industries, including aerospace, automotive, shipbuilding, consumer products and electronic packaging.

    MSC develops educational tools designed to train users of its products as an extension of its software business. Training seminars are conducted in local languages on a frequent basis at the MSC Institute of Technology in Costa Mesa, California, at MSC 's Los Angeles headquarters, at MSC's offices worldwide, and at client sites. In addition, MSC now provides a broad range of engineering software consulting services. A typical consulting assignment might include all or some of the following activities:

- design/analysis process reengineering planning, where we suggest an improved process state and provide a roadmap of changes to be made to achieve that improved state.

- reengineering implementation, where we implement the recommended changes, often introducing new software tools and analysis techniques. The software may be our own or those of third parties. Often process change includes integration with the customer's Product Data Management (PDM) system.

- software customization, where we modify our software products to match particular features of the client's process or methodology.

- proprietary software commercialization, where we commercialize proprietary software programs to reduce the client's support costs, increase the sources of input for technological advance and/or increase access to the software for the client's supply chain.

    The following is a detailed discussion of each of MSC's major CAE products:

    MSC.NASTRAN

    MSC.NASTRAN is a descendant of NASTRAN-TM-, a computer program owned by the United States Government and leased to others. MSC has improved upon NASTRAN since NASTRAN was first released in 1970 and the current capabilities and scope of MSC.NASTRAN are substantially greater than those of NASTRAN. MSC has been selling MSC.NASTRAN since 1971. Pursuant to a 1982 agreement with the National Aeronautics and Space Administration, MSC acquired the perpetual rights to commercially use those elements of NASTRAN which are embodied in MSC.NASTRAN. See "--Intellectual Property Rights" below. However, certain of MSC's competitors sell other variations of NASTRAN-TM-.

    MSC.NASTRAN is based upon the "finite element method" (FEM) of analysis. With FEM analysis, complex structures are divided into small elements, which form a finite element model, which is then subjected to computer analysis. MSC.NASTRAN is used to analyze structures in order to determine, among other things, their strength, safety and performance characteristics. For example, in the aerospace industry, MSC.NASTRAN is employed to determine the stress distribution in the major parts of an aircraft, such as engines, wings, fuselage and tail. A computer analysis could be applied to improve the design of aircraft by suggesting the removal of material where stresses are low and the addition of material where stresses are high, while reducing the usage of physical prototypes and other testing. With this knowledge, aircraft can be made both stronger and lighter. The same principles have been applied to improve the design of jets, rockets, engines, automobiles, trucks, tires, ships, farm equipment, heavy industrial equipment, nuclear containment vessels, helicopters, spacecraft and other products and structures.

    Because MSC.NASTRAN has been designed in a modular way, new features can be added and obsolete features replaced without disrupting the other modules of the system. As a result, major changes in computer hardware have been systematically accommodated. For example, the program has been adapted to be used on a variety of computer types, from supercomputers to PC's. MSC believes that the continued development and maintenance of MSC.NASTRAN, together with the modular design features of that program, have prevented, and will continue to prevent, its obsolescence, although no assurance can be given that future changes in hardware or breakthroughs in software design will not result in the obsolescence of the program.

    MSC.PATRAN

    MSC.PATRAN provides finite element modeling, analysis data integration, analysis simulation, and results evaluation capabilities to simulate product performance early in the design-for-manufacture process. All of the functions of MSC.PATRAN may be integrated, automated and tailored to the user's specific requirements using a powerful programming command language.

    MSC.PATRAN system provides three fundamental functions:

- MSC.PATRAN CORE SOFTWARE--The core of the MSC.PATRAN software enables the engineer to visualize the design, preprocess the design into a computer model for engineering analysis, and postprocess the results of the analysis into a graphical representation. The software interfaces with many popular CAD programs and many analysis packages such as MSC.NASTRAN.

- APPLICATION MODULES--Through a series of modules that can be added to the core software, engineers can perform analysis on stress, thermal mechanisms and dynamics, fluid flow, solid modeling, and fatigue. Some of these application modules have been developed by third parties and are marketed under joint development or marketing agreements.

- INTERFACES--MSC.PATRAN uses a series of interfaces that allow it to interact with programs developed by other companies in the CAD/CAE industry. These interfaces either involve direct links into other software or translate data to and from other software so that it can be processed within MSC.PATRAN.

    MSC.WORKING MODEL

    MSC.Working Model, MSC's newest product line, was created by the acquisition of Knowledge Revolution (see"--Mergers and Acquisitions"). The two principal products are:

- MSC.Working Model Motion, to simulate motion such as falling and colliding objects, pistons, conveyor belts, rotating machinery, and other moving mechanical systems. This simulation answers the question "Will it work?"

- MSC.Working Model FEA, to simulate stress, deformation, and vibration. This simulation answers the question "Will it break?"

    These products run on Microsoft Windows-based PCs and are closely linked to mid-range, desktop-based CAD programs such as SolidWorks, Auto Desk's Mechanical Desktop, and SolidEdge.

    OTHER

    In addition, MSC has a variety of other products, none of which account for more than 5% of the Company's revenue, including MSC.DYTRAN, MSC.MVISION, MSC.SuperModel and MSC.SuperForge.

RESEARCH AND DEVELOPMENT

    MSC continually expends significant amounts on the development and maintenance of its suite of CAE software products, as well as on new product research and development. During the years ended December 31, 1998, 1997, and 1996, approximately $25,266,000, $22,723,000, and $31,259,000, respectively, was expended for software research and development. Of the amounts expended, $11,600,000 in 1998, $12,545,000 in 1997, and $8,075,000 in 1996 were included in software costs capitalized. Effective January 1, 1999 the Company has changed the estimated useful life of its capitalized software assets from three and four years to two and three years. The Company has always estimated the expected life of these assets based on the release cycle of its products. The Company believes that as software production cycles decrease, amortization periods should also decrease in order to coincide with each version's revenue stream. The Company is making this change prospectively.

    MSC's development activities have historically involved adding new capabilities to its family of CAE programs or converting those programs for use on new computer platforms. These activities are intended to prevent technological obsolescence and assure MSC's clients the maximum flexibility in selecting computer hardware. MSC considers the feasibility, cost and the size of the market for a MSC software program for a particular computer when determining whether to undertake development activity to adapt the program for a particular computer.

    Maintenance of MSC software products includes system integration, quality assurance testing, error correction, and modifications to accommodate changes to computer system software. Given the maturity of MSC's software, most maintenance efforts stem from continuing new developments. Maintenance costs are expensed as incurred.

    MSC has recently increased its expenditure for software development. This increase resulted primarily from changes within the Company's product management in staffing and staff mix related to a strategic revision in product development activity. This shift in strategy de-emphasizes features upgrades for specific products and promotes the development of technologies and integrated software solutions for targeted customers. The Company's total development cost before software capitalization was 20% of revenue for 1998 which remains consistent with management's target of 20% of total annual revenues.

SALES AND MARKETING

    MSC markets its products through advertising in trade publications, participation in industry trade shows and exhibits, training seminars conducted worldwide, its existing client base through complementary marketing agreements with computer hardware manufacturers and through the Internet. MSC uses its own dedicated sales force as well as value added resellers ("VARs") for domestic marketing.

    Foreign marketing is generally conducted in the same manner as U.S. marketing, the basic licensing agreements are substantially the same. Prices for agreements originating with MSC's German subsidiary are generally stated in German Marks and agreements originating within Japan are generally stated in Japanese Yen. Agreements with customers in Asia-Pacific outside of Japan are denominated in US dollars. The agreements stated in foreign currencies are subject to currency fluctuations.

    REVENUE POLICY. The Company provides a variety of licensing alternatives for the use of its software products. MSC's software products have been primarily offered on an annual non-cancelable, pre-paid license basis. An annual non-cancelable, pre-paid license is set at a fixed rate for the period and provides for payment in advance of use. Prior to October 1, 1998, license revenue was recognized at the time of sale, while maintenance revenue, representing approximately 15% of the revenue from a non-cancelable, pre-paid license, was recognized ratably over the term of the maintenance period. Effective October 1, 1998, MSC adopted the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-9 pursuant to which revenue will be recognized ratably over the life of the contract for a non-cancelable, pre-paid annual license. In recent years, demand has also increased for paid up licenses for engineering software products. A paid up license provides significant revenue at the original time of sale of the product, with smaller payments for maintenance following the time of sale. The growth of paid up licenses creates higher earnings volatility since larger amounts of revenue are recognized at one time instead of over a period of time. Service revenue was less than 7% of revenue in 1998. See Note 1 of Notes to Consolidated Financial Statements for additional information with respect to the Company's revenue recognition policy.

    SALES/SUPPORT OFFICES. MSC maintains North American sales and client support offices in Los Angeles, CA; Costa Mesa, CA; San Mateo, CA; Dallas, TX; Atlanta, GA; Dayton, OH; Detroit, MI; Boston, MA; and Seattle, WA areas. In addition, sales and support personnel work out of numerous home offices throughout the United States. The Los Angeles office also serves as MSC's headquarters. Sales and/or technical support representatives who have engineering backgrounds and experience using MSC products staff the other offices. These representatives market MSC's products, provide training in their use, respond to user support calls and provide solutions for CAE analysis throughout North America.

    MSC's products are marketed, distributed and supported outside of North America through a network of foreign subsidiary offices. MSC's wholly-owned European subsidiary headquartered in Munich, Germany, manages its own network of wholly-owned subsidiaries in the United Kingdom, Italy, Spain, France, Norway, and The Netherlands. Other sales offices are located in Moscow, Russia, Fribourg, Switzerland and Brno, Czech Republic. In the Asia-Pacific, sales and service are handled through MSC's wholly-owned subsidiary in Tokyo, Japan, with a branch office in Osaka, Japan, as well as other sales and services offices in Taipei, Taiwan and Beijing, People's Republic of China.

    Representative arrangements are also utilized in several European and Asia Pacific countries as well as in India, Australia, and parts of Latin America.

    POST CONTRACT SUPPORT. Client service is an integral aspect of MSC's marketing program. The Company maintains toll-free numbers and a "hot line" service for its clients. MSC has invested in advanced "call center" technology to improve its capabilities.

    User manuals, training and quality assurance are also essential to MSC's marketing program. MSC's user manuals are comprehensive and updated on a regular basis. A staff of writers and editors manage the design, writing, editing and preparation of user manuals as well as of training materials and promotional literature. MSC conducts formal training for clients, ranging from three-day introductory courses to intensive courses on specialized subjects for experienced users. On site courses for clients are provided for larger user organizations.

    MSC also hosts annual users' conferences in the United States, Europe, Asia Pacific, Australia, and Latin America to gather data on client needs, new engineering applications, and new trends in computing technology.

CUSTOMERS

    MSC's products are marketed internationally to clients from aerospace, automotive, other manufacturers and universities. These categories of clients accounted for 39%, 24%, 34% and 3%, respectively, of MSC's revenues for 1998.

    In 1998, foreign export sales accounted for approximately 57% of gross revenues, most of which were attributable to Europe (32%) and Asia-Pacific (22%). The balance was attributable to Canada and South America. The operating margins derived from MSC's foreign export sales do not materially differ from its domestic operations. See Notes 11 and 12 of Notes to Consolidated Financial Statements for additional information with respect to MSC's foreign operations.

    No customer accounts for more than 10% of MSC's consolidated revenues.

BACKLOG

    MSC does not maintain backlog statistics for its products because software is generally available for delivery upon execution of a licensing agreement or contract. Backlog for consulting services work is currently not material.

INTELLECTUAL PROPERTY RIGHTS

    MSC, MSC., MSC.ARIES, MSC.PATRAN, MSC.MVISION and MSC.DYTRAN are registered trademarks of MSC. Working Model is a registered trademark of MSC's wholly-owned subsidiary, Knowledge Revolution, Inc. NASTRAN is a registered trademark of NASA. MSC.NASTRAN is an enhanced proprietary version of NASTRAN.

    MSC.NASTRAN, MSC.NASTRAN for Windows, MSC.SuperModel, MSC.InCheck, MSC.SuperForge, MSC.NVH Manager, MSC.DropTest, MSC.FEA, MSC.FATIGUE, MSC.Working Knowledge, MSC.CONSTRUCT, and MSC.AMS are trademarks of MSC. Knowledge Revolution is a trademark of MSC's subsidiary, Knowledge Revolution, Inc. Registration on certain of these trademarks is pending. Most of MSC's trademarks have also been registered in foreign countries. MSC believes that it could successfully defend the use of its trademarks, whether registered or pending registration, under federal or common law existing in the State of California.

    In addition, MSC maintains federal statutory copyright protection with respect to its software programs and products and has registered copyrights on all documentation and manuals related to these programs and maintains trade secret protection on its software products.

MERGERS AND ACQUISITIONS

    In late December 1998, Knowledge Revolution ("KR") merged with and into a wholly-owned subsidiary of the Company (the "KR Merger"). In the KR Merger, MSC paid to shareholders and holders of options and warrants of KR approximately $19,200,000 and became the sole owner of all of the outstanding shares of capital stock of KR. The acquisition was treated as a purchase for accounting purposes and, accordingly, the operating results of KR have been reflected in MSC's consolidated financial statements since the date of acquisition. Following consummation of the KR Merger, the operations of KR continue to be operated as the Working Knowledge division of MSC. KR is the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts.

    The total purchase price was allocated to the assets and liabilities of KR based on their approximate fair market value. The appraisal of the acquired business included $6,000,000 of purchased in-process research and development, which was related to three products under development. This valuation represents the five-year after tax cash flow of this in-process technology using a discount rate of 28%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $800,000 to net tangible assets, $9,890,000 to identified intangible assets, including $5,200,000 of value-added reseller distribution channel, $4,300,000 of developed technology, and $390,000 of assembled work force, and $2,510,000 to goodwill.

COMPETITION

    MSC competes in highly competitive markets including the development and marketing of software for use principally by engineers and designers in industry, research laboratories, and universities. MSC believes it is a leading supplier of software and services to the CAE markets in which it competes.

    MSC believes that MSC.NASTRAN is the leading program for engineering analysis worldwide based upon capability, functionality, international acceptance, and sales volume and that MSC.PATRAN is the standard CAE environment for manufacturers worldwide, based upon its enhanced usability, direct CAD access, intelligent use of geometry, automated finite element modeling, and completeness of analysis integration. MSC believes that MSC.Working Model Motion is the unit volume leader for desktop-based motion simulation, based principally on its ease of use and on its association with leading university textbook publishers that bundle our software with their texts.

    MSC must continue to offer attractive prices and performance capabilities in order to retain existing clients and further extend its markets. See "Research and Development" and "Marketing" above. MSC competes primarily based upon product quality, service, price, and technological innovation.

EMPLOYEES

    At December 31, 1998, MSC and its subsidiaries employed approximately 745 persons, of whom 425 were involved in technical activities, 179 in sales and marketing and 141 in administration. Of these employees, 312 hold advanced degrees. As part of its restructuring, MSC reduced the number of employees by 75, approximately 10% of its workforce. MSC's business is dependent in part upon its ability to attract and retain highly skilled personnel who are in great demand. MSC has no contracts with labor organizations and believes its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth certain information with regard to executive officers who are not also directors of MSC. MSC is not aware of any arrangement or understanding between these persons and any other persons pursuant to which the executive officers were selected as such. MSC is not aware of any family relationships between these executive officers and any other executive officers.

Louis A. Greco...................          51   Chief Financial Officer (March 1983-present) and Corporate Secretary
                                                (December 1985-present).

James B. Archer..................          50   Senior Vice President of Worldwide Product Development (February
                                                1998-present); Vice President of Product Development (August
                                                1997-January 1998); Director of Object Technology at IBM (1994-July
                                                1997).

Kenneth D. Blakely...............          44   Senior Vice President, General Manager Mechanical Solutions Division
                                                (January 1999-present); Senior Vice President of International
                                                Operations and General Manager of Aerospace Business Unit (February
                                                1998-December 1998); Vice President and General Manager of Aerospace
                                                Business Unit (March 1996-January 1998); Vice President of Marketing
                                                (January 1995-February 1996); Department Director of Production and
                                                Support (March 1993-December 1994); Section Manager of Technical Product
                                                Planning and Support (January 1992-February 1993); Department Director
                                                of Product Management and Support (June 1991-December 1991); MSC.NASTRAN
                                                Program Manager (October 1989-May 1991).

Dave Baszucki....................          36   Vice President, General Manager Working Knowledge Division (January
                                                1999-present); President and Founder, Knowledge Revolution Inc. (August
                                                1989-December 1998).

Dr. Dan Bryce....................          41   Vice President, General Manager, Engineering-e.com Division (April
                                                1999-present); Chief Information Officer (February 1998-March 1999);
                                                Department Director (July 1995-January 1998); Manager of Parametric
                                                Modeling Task Force (1994-June 1995).

Richard C. Murphy................          35   Vice President, the Americas (January 1999- present); Vice President and
                                                General Manager of Growth Industries Business Unit (February
                                                1997-December 1998); Vice President and General Manager of General
                                                Manufacturing Unit (September 1996-January 1997); Department Director of
                                                North American Sales and Support (March 1996-August 1996); Regional
                                                Office Manager of North American Sales and Sales Support (February
                                                1994-February 1996); Sales Representative of North American Sales and
                                                Sales Support (April 1991-January 1994).

Masaru Tateishi..................          53   Vice President, Asia-Pacific (February 1995-present); General Manager of
                                                MSC Japan (March 1993-January 1995); General Manager of MSC Hong Kong
                                                (August 1986-February 1993).

Dr. Christopher St. John.........          52   Vice President, Europe (April 1997-present); Director of European
                                                Engineering Services (January 1995-March 1997); Manager of U.K.
                                                Engineering Services (January 1991-December 1994).

FORWARD LOOKING STATEMENTS

    The forward-looking statements in this report, including statements concerning projections of the Company's future results, operating profits and earnings, are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to:

- the timely development and market acceptance of new versions of the Company's software products;

- the successful integration of Knowledge Revolution and the prospects of the new Working Knowledge Division;

- timely development of CAE technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations;

- fluctuations of the U.S. dollar versus foreign currencies;

- economic conditions in Asia-Pacific, Europe and the U.S.;

- the Company's ability to reduce costs without adversely impacting revenues;

- successful involvement of international and domestic business partners in creating mechanical engineering solutions;

- the Company's ability to attract, motivate and retain salespeople, programmers and other key personnel;

- continued demand for its products, including MSC.NASTRAN, MSC.PATRAN, MSC.DYTRAN, MSC.MVISION, MSC.NASTRAN for Windows, MSC.InCheck, and Working Knowledge products; and

- Year 2000 issues.

    Subsequent written and oral forward-looking statements attributable to MSC or persons acting on its behalf are hereby expressly qualified in their entirety by the cautionary statements in this section of this report.

RISK FACTORS

HISTORICAL RESULTS OF OPERATIONS AND FINANCIAL POSITION OF THE COMPANY ARE NOT
  NECESSARILY INDICATIVE OF FUTURE FINANCIAL PERFORMANCE.

    MSC derives most of its revenue from selling software products and services to high end users of the product design markets. Our revenue growth and our ability to match spending levels with revenue growth rates will directly impact our future operating results. Historically, a significant portion of our revenue has been generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. In addition, over 50% of our revenues are derived from international markets and are denominated in foreign currencies. As a result, our financial results could be impacted by weakened general economic conditions in various parts of the world, differing technological advances or preferences, volatile foreign exchange rates, and government trade restrictions in any country in which we do business.

RISK ASSOCIATED WITH EXPENSE MANAGEMENT.

    MSC plans its operating expense levels, in part, on expected revenue growth. Our expense levels, however, are generally committed in advance and, in the near term, we are able to change only a relatively small portion of our expenses. As a result, our ability to convert operating outlays into expected revenue growth at profitable margins will impact our future operating results. If our future revenues are less than expected, our net income may be disproportionately affected since expenses are relatively fixed.

RISKS OF COMPETITION.

    The software industry is highly competitive. The entire industry may experience pricing and margin pressure which could adversely affect our operating results and financial position. Our success depends on our ability to continue to develop, enhance and market new products to meet our customers' sophisticated needs within competitive pricing structures and in a timely manner. Shortened product development cycles may impact product quality, performance, reliability, ease of use, functionality, breadth and integration. Our success also depends, in part, on our ability to (1) attract and retain technical and other key employees who are in great demand, (2) protect the intellectual property rights of our products, and (3) continue key relationships with product development partners.

    Some of our current and possible future competitors have greater financial, technical, marketing and other resources than we do, and some have well-established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO STOCK MARKET VOLATILITY.

    The trading price of our stock, like other software and technology stocks, is subject to significant volatility. If our revenues or earnings fail to meet securities analysts' expectations, there could be an immediate and significant adverse impact on the trading price of our stock. In addition, broader market factors unrelated to our performance may affect our stock price.

RISKS RELATED TO DEPENDENCE ON CORE PRODUCTS.

    We currently earn a significant portion of our revenues from sales and maintenance of a core group of analysis and design software derived primarily from our MSC.NASTRAN and MSC.PATRAN products. As a result, any factor adversely affecting sales of these core products could have a material adverse effect on our business. Our future performance will depend upon successful development, introduction and customer acceptance of new products or enhanced versions of our existing products. We can give no assurance that we will continue to be successful in marketing our current products or any new or enhanced products that we may develop in the future. In addition, competitive pressures or other factors may result in price erosion that could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO DEPENDENCE ON CERTAIN INDUSTRIES.

    We primarily market our products to aerospace, automotive and other industrial customers. For the year ended December 31, 1998, aerospace clients accounted for 39% and automotive clients accounted for 24% of our revenues, respectively. Changes in capital spending by, and cyclical trends affecting, these customers may adversely affect our offerings to these industries. In addition, these types of customers tend to adhere to a technology choice for long periods (i.e., an entire development cycle). As a result, a lost opportunity with a given customer may not again become a new opportunity for several years.

RISKS RELATED TO INTERNATIONAL ACTIVITIES.

    Revenues from foreign export sales represented approximately 57% of our gross revenue in 1998. Risks inherent in our international business activities include the following:

- imposition of government controls

- foreign exchange fluctuations, as many of our agreements originating with our German and Japanese subsidiaries are stated in foreign currencies

- export license requirements

- restrictions on the export of critical technology or other trade restrictions

- foreign political and economic instability

- ineffective copyright and trade secret protection under foreign law

- changes in regulatory practices, tariffs and taxes

- difficulties in staffing and managing international operations

- longer accounts receivable payment cycles

- burdens of complying with a wide variety of foreign laws and regulations

    See also "Euro Conversion" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Unfavorable economic and political conditions in the Asian markets have recently impacted our international results. The decrease in reported revenues from our Asia-Pacific region is due primarily to the economic turmoil the region experienced during the past year and is not an indication of a reduction in the Company's market share from the region. 16% of the Company's total revenue for 1998 is directly related to the Japanese market, while 6% is from the Asia-Pacific region outside of Japan. In light of the continued economic turmoil in the region we remain cautious about MSC's Asia-Pacific prospects. We can give no assurance that the economic crisis and currency issues currently being experienced in the Asian markets will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

RISKS RELATED TO CERTAIN ANTI-TAKEOVER PROVISIONS.

    Certain provisions of our Certificate of Incorporation and Restated Bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:

- division of our board of directors into three classes, with each class serving a staggered three-year term

- vesting of exclusive authority in the board, the Chairman of the Board and the president (except as otherwise required by law) to call special meetings of stockholders

- elimination of stockholder voting by consent

- removal of directors for cause only

- ability of the board to authorize the issuance of preferred stock in series

- vesting of exclusive authority in the board to determine the size of the board (subject to certain limited exceptions) and to fill vacancies thereon

- advance notice requirements for stockholder proposals and nominations for election to the board

    In addition to the above provisions, we have recently adopted a new stockholder rights plan. Such plan entitles our stockholders, if an entity acquires more than 20% of our stock or in the event of a squeeze-out merger,(1) to purchase either our common stock or the common stock of the merged entity at one-half of

------------------------

(1) A "squeeze-out merger" is a merger transaction in which a minority interest in a corporation is intentionally eliminated or reduced. This is often accomplished by setting up the merger transaction to provide such holders of minority interests with effectively no choice but to accept cash (as opposed to interests in the continuing entity) in exchange for their shares.

such stock's market value. Until ten days after the announcement of the acquisition of such a 20% interest, we may redeem the rights for a nominal amount.

ITEM 2.  PROPERTIES.

    MSC's offices are leased under agreements expiring at various times over the next one to ten years. MSC's principal offices are in Los Angeles, California and Costa Mesa, California, and include 56,690 square feet and 81,178 square feet, respectively, under leases expiring in 2005 and 2002, respectively. As part of its restructuring, MSC is exploring the possibility of relocating its headquarters and combining its principal offices into one office prior to the end of the current leases. Management believes that such a move could provide cost savings as well as enhance productivity by having key personnel in one office. MSC also leases its other offices throughout the United States and internationally. See Note 15 of Notes to Consolidated Financial Statements of this report for additional information regarding MSC's lease obligations.

ITEM 3.  LEGAL PROCEEDINGS.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of shareholders during the last quarter of MSC's fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock is listed for trading on the New York Stock Exchange under symbol MNS. The following table sets forth through December 31, 1998, the high and low prices as reported on the NYSE for the period shown:

                                                                                 SALES PRICES
                                                                             --------------------
                                                                               HIGH        LOW
                                                                             ---------  ---------
Calendar Year 1998
  Fourth quarter...........................................................  $    7.25  $    5.19
  Third quarter............................................................       9.81       5.88
  Second quarter...........................................................      12.00       9.25
  First quarter............................................................      12.31       9.06
Calendar Year 1997
  Fourth quarter...........................................................  $   13.13  $    8.94
  Third quarter............................................................      13.25      10.31
  Second quarter...........................................................      11.13       9.13
  First quarter............................................................      10.13       7.63

    As of April 5, 1999 there were 367 record holders of the Company's Common Stock. The Company eliminated its dividend in September of 1996 and does not anticipate paying a dividend in the foreseeable future. The price of the Common Stock on April 5, 1999 was $5.94.

    On December 30, 1998, in connection with a marketing arrangement with Kubota Solid Technology Corporation ("KSTC"), the Company issued warrants to purchase 54,054 shares of the Company's common stock at $6.94 per share for an aggregate exercise price of $375,000. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The warrants were valued using the Black-Scholes valuation method at $144,324. The exercise price was equal to the fair market value of the common stock on the date of purchase. The transaction was a private placement involving one offeree and one purchaser exempt from registration under section 4(2) of the Securities Act of 1933. See Note 14 of Notes to Consolidated Financial Statements for additional information with respect to warrants issued by the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                         1998*        1997        1996        1995       1994**
                                                       ----------  ----------  ----------  ----------  ----------
                                                                 IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
Revenue..............................................  $  125,397  $  132,804  $  132,081  $  127,374  $   90,682
Operating income (loss)..............................     (10,041)     18,963      18,685      22,648     (31,059)
Net income (loss)....................................     (12,979)      9,887       9,711      12,743     (33,466)
Basic earnings (loss) per share......................       (0.95)       0.73        0.72        0.97       (2.50)
Diluted earnings (loss) per share....................       (0.95)       0.73        0.72        0.90       (2.50)
Cash dividends declared per share....................          --          --        0.22        0.48        0.64
Total assets.........................................     138,829     129,053     119,786     114,704     113,600
Convertible long-term debt...........................      56,574      56,574      56,574      56,574      56,574

------------------------

 * Reflects a reduction in revenue of $9,398,000 related to the change in how the Company recognizes revenue, an in-process research and development charge of $6,000,000 related to the acquisition of Knowledge Revolution, impairment charges of $8,164,000 in cost of revenue and restructuring and other impairment charges of $2,365,000.

** Reflects an in-process research and development charge of $35,000,000 and a restructuring charge of $8,962,000 related to the acquisition of PDA Engineering.

    The selected financial data for the five years ended December 31, 1998, are derived from the Company's audited Financial Statements. The selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements of the Company and the related Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

    ACCOUNTING CHANGES

    In January 1999, the Company changed its reporting period from a January 31 fiscal year-end to a December 31 calendar year-end basis. As part of this change, the Company elected to present restated financial results on a calendar year-end basis for all reported prior periods.

    In the fourth quarter of 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" which retained the restrictive definition of what qualified for vendor specific objective evidence (VSOE) of fair value for allocating a contract fee among the various elements of an arrangement. VSOE must be known for all undelivered elements of an arrangement, such as post-sales customer support (PCS). As permitted, the Company adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable and prepaid lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, since the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS element of the arrangements is not available. This resulted in a decrease in revenues that otherwise would have been recognized in the fourth quarter since only a portion of the revenues related to annual lease agreements was recognized. The revenue reduction was $9,398,000 compared to the amount of revenue that would have been recognized under SOP 97-2. This revenue will be recognized ratably over primarily the first three quarters of 1999. The effect of this change for the fourth quarter of 1998 and subsequent periods is outlined in the following table:

                                     CY98 Q4       CY99 Q1       CY99 Q2       CY99 Q3      CY99 Q4      BEYOND
                                  -------------  ------------  ------------  ------------  ----------  ----------
Revenues........................
  The Americas..................  $  (5,583,000) $  1,665,000  $  1,648,000  $  1,622,000  $  427,000  $  221,000
  Europe........................     (3,067,000)      904,000       866,000       846,000     390,000      61,000
  Asia-Pacific..................       (748,000)      398,000       137,000       122,000      44,000      47,000
                                  -------------  ------------  ------------  ------------  ----------  ----------
  Consolidated..................  $  (9,398,000) $  2,967,000  $  2,651,000  $  2,590,000  $  861,000  $  329,000
                                  -------------  ------------  ------------  ------------  ----------  ----------
                                  -------------  ------------  ------------  ------------  ----------  ----------

    Future quarters will also reflect the deferral of revenue associated with non-cancelable and prepaid annual lease arrangements entered into in those quarters under SOP 98-9. Because SOP 98-9 does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition will not be fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

ASSET IMPAIRMENT AND RESTRUCTURING

    The Company has consistently followed the policy of capitalizing software development costs related to product development in accordance with the guidelines established under Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting For the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Capitalized software costs are then amortized over a period of time (expected useful life) that is estimated to equate to the term during which meaningful revenue from the related product is expected to be recognized. Previously capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established in SFAS No. 86 and SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The Company recognizes impairment losses on long lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Accordingly, during the fourth quarter of 1998, the Company recognized non-cash pre-tax charges of $7,771,000 related to the write off of the net book value of certain previously capitalized software development costs and $393,000 of other impairment charges recorded in cost of revenues and a non-cash pre-tax charge of $1,670,000 recorded as part of restructuring and other impairment charges related to the write off of previously reported goodwill from the acquisition of Silverado Software & Consulting. Refer to Note 3 in Notes to Consolidated Financial Statements.

    On February 3, 1999 the Company announced a new organizational structure following a re-evaluation of its business strategy. The Company will now emphasize the expansion of the software business into new markets and value-added integration services. The new structure is designed to better serve the existing customer base and at the same time address expanding growth opportunities. The reorganization plan provides for a 10% reduction in the Company's worldwide workforce (which is approximately 75 positions), and the consolidation of 15 field offices. These changes will result in pre-tax charges of approximately $5,900,000 in the first quarter of 1999. The charges consist of severance costs of $3,200,000, costs related to facility consolidations of $2,200,000 and other charges of $500,000. The Company anticipates these charges will provide a reduction in its annual operating costs. The restructuring liability at December 31, 1998 represents $695,000 of severance charges for certain employee terminations that occurred in December 1998. The restructuring and other impairment charges for 1998 of $2,365,000 include the severance cost and the goodwill write-off discussed above.

ACQUISITION

    In late December 1998, the Company acquired all of the outstanding stock of Knowledge Revolution (KR). KR is the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts. This acquisition has allowed the Company to increase its product offerings to deliver tools and expertise to the mid-range and desktop markets. The Company acquired KR for approximately $19,200,000 in cash and the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the assets and liabilities of KR based on their approximate fair market value. A significant portion of the purchase price was identified in an independent appraisal, using proven valuation procedures and techniques, as intangible assets. The appraisal of the acquired business included $6,000,000 of purchased in-process research and development (IPR&D). This acquired technology had not yet reached technological feasibility and had no alternative future uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $800,000 to net tangible assets, $4,300,000 to developed technology, $5,200,000 to their value-added reseller network, $390,000 to their assembled work force, and $2,510,000 to goodwill. Goodwill and identified intangibles are being amortized between three and ten years.

    On the date of its acquisition, KR's technology was classified between core or developed technology and IPR&D. Four KR products, one released and the others under development, were identified and their reliance on the developed technology and IPR&D was determined. The reliance on IPR&D ranged from 0% to 90% on these products. IPR&D was further segmented into classifications of completed and to-be-completed based on three criteria: (1) the estimated time required to complete the development, (2) the estimated cost to complete and (3) the complexity involved in overcoming technological obstacles that must be resolved during development. The completion of development at the time of acquisition ranged from 39% to 72%. Management estimates the cost to complete this development effort to be approximately $1,300,000 and the release of these products during the second and third quarters of 1999.

    These R&D valuations represent the five-year after tax cash flow of this technology using a discount rate of 23% for developed technology and 28% for IPR&D respectively. The discount rate is based upon the acquiring Company's weighted average cost of capital (WACC) of 22%. This WACC was derived by considering various factors to quantify the risk above a risk-free rate of return of approximately 5%. The discount rate selected for the IPR&D was determined to be significantly higher than the WACC due to the fact that the technology had not yet reached technological feasibility as of the date of acquisition.

    In valuing both the developed technology and IPR&D, the initial focus was on the revenue contribution generated by each of the products. Revenue estimates were based on the following: (1) aggregate revenue growth rates for the business as a whole, (2) individual product revenues, (3) growth rates for related products, (4) anticipated product development and introduction schedules, (5) product sales cycles and (6) the estimated useful life of a product's underlying technology. The aggregate product revenue amounts were estimated and segregated between the developed technology and IPR&D. Operating expenses were deducted from the revenue estimates to arrive at operating income. Operating expenses included cost of revenue, selling and marketing, and general and administrative expenses but no non-cash charges such as depreciation and amortization. Certain adjustments were made to operating income to derive the after-tax cash flow. These adjustments included the calculation of an applicable tax expense and an appropriate charge for the use of contributory assets necessary to generate revenue and operating income associated with the subject intangible assets.

    Management believes that the Company is positioned to complete development of these KR products and expand the Company's market share in the growing mid-range and desktop markets. However, there is risk associated with the completion, marketing and ultimate sale of these products. There is no assurance that any product will meet with either technological or commercial success. The substantial delay or outright failure of these products could adversely impact the Company's financial condition. Refer to Notes 3 and 4 in Notes to Consolidated Financial Statements.

1998 VS. 1997

    The Company reported revenue of $125,397,000 in 1998, compared to revenue of $132,804,000 in 1997, a decrease of $7,407,000 or 6%. Revenue growth in 1998 was adversely affected by the change in the Company's revenue recognition policy effective October 1, 1998 and the strength of the U.S. Dollar compared to foreign currencies in which the Company operates. Revenue in the current year would have been approximately $127,374,000, if translated using prior year foreign currency translation rates. Revenue would have been $134,795,000, if recorded under previous revenue recognition policies, because the adoption of SOP 98-9 in the fourth quarter of 1998 deferred $9,398,000 into subsequent periods or $9,485,000, if valued using prior year foreign currency translation rates. Software license revenue and maintenance fees account for 93% of total reported revenue for the year ended December 31, 1998 and 96% for the year ended December 31, 1997, with service revenue making up the difference.

    Software license revenue consists of licensing fees, which are fees charged for the right to use the Company's or a third parties' software. Maintenance and services revenues include PCS and consulting services. PCS includes training, telephone support, bug fixes and upgrade privileges on a when and-if available basis. Services range from installation and basic consulting to software modification and customization to meet specific customer needs. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements whereby the customer purchases a perpetual license for the use of the Company's software.

    The following table illustrates revenue by geographic region and the related growth rates in functional currencies:

                                                           1998 FUNCTIONAL CURRENCY GROWTH RATE
                                       % OF        -----------------------------------------------------
                                   TOTAL REVENUE     WITH REVENUE CHANGE       WITHOUT REVENUE CHANGE
                                  ---------------  ------------------------  ---------------------------
The Americas....................           46%                  (3% )                       6%
Europe..........................           32%                   8%                        16%
Asia-Pacific....................           22%                 (17% )                     (15%  )

    The increase in reported revenues in Europe resulted from higher volumes of software licenses and related maintenance revenue. The decrease in reported revenues from our Asia-Pacific region is due primarily to the economic turmoil the region experienced during the past year and is not an indication of a reduction in the Company's market share from the region. 16% of the Company's total revenue for 1998 is directly related to the Japanese market, while 6% is from the Asia-Pacific region outside of Japan. In light of the continued economic turmoil in the region the Company remains cautious about its Asia-Pacific prospects.

    Of the 93% and 96% of the Company's revenues in 1998 and 1997, respectively, that consisted of software license and maintenance revenue, approximately 79% in 1998 and 78% in 1997 of this revenue is derived from annual renewable leases and recurring maintenance fees with the remaining 21% in 1998 and 22% in 1997 related to paid-up licenses.

    The Company is exposed to the impact of foreign currency fluctuations. The following table details the effect of the currency rate changes on revenue for 1998 and the risk of change in 1999. The trend exchange rate was determined by prorating the rate change between 1997 and 1998 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

                                                 CY 1998        CY 1998         CY 1998
                                               USING 1997     USING 1998      USING 98/97
                                                EXCHANGE       EXCHANGE          TREND
REVENUES                                          RATES          RATES       EXCHANGE RATE
--------------------------------------------  -------------  -------------  ----------------
Europe......................................   $40,436,000    $39,875,000    $   39,314,000
Asia-Pacific................................    28,529,000     27,113,000        25,880,000
                                              -------------  -------------  ----------------
  Total Revenue.............................   $68,965,000    $66,988,000    $   65,194,000
                                              -------------  -------------  ----------------
                                              -------------  -------------  ----------------
Exchange Rates:
  $/DM......................................         0.577          0.569             0.561
  Yen/$.....................................        121.75         130.81            139.87

    Operating expenses of $135,438,000 in 1998 includes both restructuring and impairment costs in addition to on-going operating costs necessary for the operation of the business, and represents an increase of $21,597,000, or 19% from the $113,841,000 reported in 1997. Operating expenses included restructuring and impairment costs and other unusual items consisting of: (1) a $8,164,000 non-cash charge included in cost of revenues, (2) a $6,000,000 in-process research and development charge, (3) restructuring and other impairment costs of $2,365,000 and (4) a gain from the reversal of a $1,157,000 of Post Retirement Health Care liability resulting from the termination of the Post Retirement Health Care Plan. Without these charges and the gain, operating expenses totaled $120,066,000 in 1998, an increase of $6,225,000 or 5% from the $113,841,000 reported in 1997. This increase was primarily attributable to: (1) a $3,325,000 increase in cost of revenue exclusive of the $3,200,000 reclassification of post-sales customer support expense, (2) a $3,488,000 increase in research and development cost including a $2,543,000 increase in the gross research and development investment and a $945,000 decrease in capitalized software costs, offset by (3) a $588,000 decrease in selling, general and administrative expenses exclusive of the $3,200,000 reclassification of post-sales customer support expense and the gain from the reversal of $1,157,000 of Post Retirement Health Care liability.

    In accordance with the AICPA Statement of Financial Accounting Standards
(SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

    Cost of revenue of $46,255,000 in 1998 includes impairment costs in addition to on-going operating costs necessary for the operation of the business. Cost of revenue as a percent of revenue was 37% and 24% for 1998 and 1997, respectively or 30% and 24% exclusive of the impairment charges. Impairment costs included a charge of $7,771,000 against capitalized software and $393,000 of other non-cash impairment charges. Capitalized software amortization decreased slightly to $11,974,000 in 1998 from $12,043,000 in the prior year. Cost of revenues, excluding these impairment charges was $38,091,000 for 1998 compared to $31,566,000 for 1997, an increase of $6,525,000 or 21%. This increase resulted from: (1) a $3,200,000 reclassification of post-sales customer support expense from sales and marketing in 1998 and (2) a $3,300,000 increase in labor and related costs. During 1998, the Company reclassified $3,200,000 of sales and marketing expense to cost of revenue for post-sales customer support costs. The increase in labor and related costs were related to increases in staffing and the utilization of development and sales resources to support maintenance and consulting activities. Royalty expense is also included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material.

    Gross margin, which is revenue less cost of revenue, was negatively impacted by the Company's change in its revenue recognition policy and the increase in its costs of revenue noted above. Gross margin was $79,142,000 or 63% of revenues for the year ended December 31, 1998 as compared to $101,238,000 or 76% of revenues for the year ended December 31, 1997 representing a decrease of $22,096,000.

    Research and development expense for the year ended December 31, 1998 was $13,666,000 compared to $10,178,000 for the year ended December 31, 1997 representing an increase of $3,488,000, or 34%. The increase is the result of an increase of $2,543,000 in the total gross investment in research and development activities and a decrease of $945,000 in the amount of research and development expenditures capitalized under SFAS 86.

    The total gross investment in research and development activities for the year amounted to $25,266,000 or 20% of current year revenue, compared to $22,723,000, or 17% of revenue in the prior year. The total increase in the gross research and development investment was $2,543,000, or 11%. This increase resulted primarily from changes within the Company's product management in staffing and staff mix related to a strategic revision in product development activity. This shift in strategy de-emphasizes features upgrades for specific products and promotes the development of technologies and integrated software solutions for targeted customers. The Company's total development cost before software capitalization was 20% of revenue for 1998 which remains consistent with management's target of 20% of total annual revenues.

    Capitalized software development costs were $11,600,000 in 1998 compared to $12,545,000 in 1997, a decrease of $945,000, or 8%. The amount of product development capitalized in any given period is a function of many factors including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency, product quality, and reduce time to market. Due to the continual change in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    Selling, general, and administrative expense was $64,884,000 in 1998 compared to $69,829,000 in 1997, a decrease of 7%. The $4,945,000 decrease was primarily due to: (1) $3,200,000 of post-sales customer support costs included in cost of revenue, and (2) a reduction of Post Retirement Health Care expense of $280,000 and a gain from the reversal of a $1,157,000 of Post Retirement Health Care liability resulting from the termination of the Post Retirement Health Care Plan.

    As with revenue, the Company's expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on operating expense for 1998 and the risk of change in 1999. The trend exchange rate was determined by prorating the rate change between 1997 and 1998 and is used to illustrate the risk of foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

                                                 CY 1998        CY 1998         CY 1998
                                               USING 1997     USING 1998      USING 98/97
                                                EXCHANGE       EXCHANGE          TREND
LOCAL OPERATING EXPENSES*                         RATES          RATES       EXCHANGE RATE
--------------------------------------------  -------------  -------------  ----------------
  Europe....................................   $25,030,000    $24,683,000    $   24,336,000
  Asia-Pacific..............................    12,353,000     11,497,000        10,752,000
                                              -------------  -------------  ----------------
Total Local Operating Expense...............   $37,383,000    $36,180,000    $   35,088,000
                                              -------------  -------------  ----------------
                                              -------------  -------------  ----------------
Exchange Rates:
  $/DM......................................         0.577          0.569             0.561
  Yen/$.....................................        121.75         130.81            139.87

------------------------

* Does not include U.S. based cost incurred on behalf of the International Operations.

    Operating income or loss, including software capitalization and amortization, restructuring costs and impairment charges was a loss of $10,041,000 in 1998 compared to income of $18,963,000 in 1997. The $29,004,000 decrease in operating income is primarily attributable to the decrease in gross margin of $22,096,000, an increase in research and development expense of $3,488,000, offset by a decrease in selling, general and administrative expense of $4,945,000. The 1998 operating loss includes both effects of the Company's adoption of SOP 98-9 in the fourth quarter of 1998 that deferred $9,398,000 of revenue into subsequent periods and restructuring and impairment costs in addition to on-going operating costs necessary for the operation of the business. Restructuring and impairment costs included (1) a $8,164,000 non-cash charge included in cost of revenues, (2) a $6,000,000 in-process research and development charge, (3) restructuring and other impairment costs of $2,365,000 and (4) a gain from the reversal of a $1,157,000 Post Retirement Health Care liability resulting from the termination of the Post Retirement Health Care Plan. Without the effect of adoption of SOP 98-9, these charges and the gain, operating income, including software capitalization and amortization would have been $14,729,000 in 1998 compared to $18,963,000 in 1997, a decrease of 22%.

    Debenture interest reflects the interest on the convertible subordinated debentures issued as part of the acquisition of PDA Engineering in 1994. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

    Other income was $1,322,000 in 1998 compared to income of $474,000 in 1997. The fluctuation is primarily attributable to an increase in interest and investment income from $940,000 in 1997 to $1,651,000 in 1998, a change in foreign exchange gains and losses from a loss of $502,000 in 1997 to a gain of $295,000 in 1998 and a $110,000 decrease in gains and losses on the sale of property, plant and equipment. The Company anticipates that interest and investment income will decrease in 1999 as a result of the decrease in cash balances following the acquisition of Knowledge Revolution. Other income also includes other non-operating income.

    The effective tax rate for the year was a benefit of 1% compared to a provision of 34% in 1997. The expected benefit in 1998 was reduced due to foreign losses not benefited, and certain non-deductible charges related to the write off of the Silverado Software & Consulting goodwill and acquired in-process technology of Knowledge Revolution.

    Net loss was ($12,979,000) in 1998 compared to net income of $9,887,000 in 1997, a decrease of $22,866,000. The decline in net income was less than the operating income decline due to an increase of $848,000 of other income for 1998. Net income in 1998 was unfavorably affected by fluctuations in functional currencies used in the Company's international operations. The fluctuation of the U.S. Dollar versus these currencies could continue to have an unfavorable effect throughout 1999 and future years. The effect of foreign currency translation on net income in 1998 was immaterial.

1997 VS. 1996

    The Company reported revenue of $132,804,000 for 1997, compared to revenue of $132,081,000 for 1996, a 1% increase. The 1997 revenue growth was adversely affected by the strength of the U.S. Dollar compared to foreign currencies in which the company operates. Revenue in the current year would have been approximately $141,050,000 or 7% more than 1996, if valued using prior year foreign currency translation rates. Software license revenue and maintenance fees account for 96% of total reported revenue for 1997 and 1996, with service revenue making up the difference.

    Software revenue consists of licensing fees, which are fees charged for the right to use the software, and maintenance fees, which provide for support and upgrade privileges, which are generally 15% of the license fees. In accordance with SOP 91-1, "Software Revenue Recognition" issued in 1991 revenue associated with support and upgrade privileges was consistently deferred and recognized over the term of the license agreement in 1997 and 1996.

    The following table illustrates revenue by geographic region and the related growth rates in functional currencies:

                                                            % OF          1997 FUNCTIONAL CURRENCY
                                                        TOTAL REVENUE           GROWTH RATE
                                                       ---------------  ----------------------------
The Americas.........................................           46%                     7%
Europe...............................................           28%                     7%
Asia-Pacific.........................................           26%                    11%

    The increase in reported revenues in Asia-Pacific resulted from higher volumes of software licenses and related maintenance revenue. 17% of the Company's total revenue in 1997 was directly related to the Japanese market, while 9% was from the Asia-Pacific region outside of Japan.

    Of the 96% of the Company's revenues in both 1997 and 1996, that consisted of software license and maintenance revenue, approximately 78% in 1997 and 80% in 1996 of this revenue is derived from annual renewable leases and recurring maintenance fees with the remaining 22% in 1997 and 20% in 1996 related to paid-up licenses.

    The Company is exposed to the impact of foreign currency fluctuations. The following table details the effect of the currency rate changes on revenue for 1997:

                                                                    CY 1997        CY 1997
                                                                  USING 1996     USING 1997
                                                                   EXCHANGE       EXCHANGE
REVENUES                                                             RATES          RATES
---------------------------------------------------------------  -------------  -------------
Europe.........................................................   $43,235,000    $37,514,000
Asia-Pacific...................................................    37,489,000     34,964,000
                                                                 -------------  -------------
  Total Revenue................................................   $80,724,000    $72,478,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Exchange Rates:
  $/DM.........................................................         0.665          0.577
  Yen/$........................................................        109.50         121.75

    In addition to the currency impact, 1997 revenue growth was also adversely affected by the sale of the electromagnetic product line in July 1996, which contributed revenues of $2,459,000 in 1996.

    Operating expense of $113,841,000 in 1997 increased by less than 1% from $113,396,000 reported in 1996. The increase was attributable to an increase of $11,140,000 in cost of revenue, an increase of $2,445,000 in selling, general and administrative expense, offset by a decrease of $13,006,000 in the net cost of research and development.

    In accordance with the SFAS 86, cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

    Cost of revenue was $31,566,000 for 1997 compared to $20,426,000 for 1996, an increase of $11,140,000, or 55%. Cost of revenue as a percent of revenue was 24% and 15% for 1997 and 1996, respectively. This increase included $4,507,000 of additional amortization of capitalized software and a $6,633,000 increase in other costs of revenue. Capitalized software amortization increased to $12,043,000 in 1997 from $7,536,000 in the prior year. The change in other costs of revenue was due to: (1) a $4,166,000 increase in sales commissions to third parties, (2) a $3,249,000 increase in labor and related costs related to increases in staffing and the utilization of development and sales resources to support maintenance and consulting activities, offset by (3) a $417,000 decrease in product, packaging and delivery costs and offset by (4) a $365,000 decrease in royalty expense. Royalty expense is also included in cost of revenue and paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material.

    Gross margin, which is revenue less cost of revenue, was $101,238,000 or 76% of revenues for the year ended December 31, 1997 as compared to $111,655,000 or 85% of revenues for the year ended December 31, 1996 representing a decrease of $10,417,000. The decrease is due to the Company's increase in its costs of revenue noted above.

    Research and development expense in 1997 was $10,178,000 compared to $23,184,000 for the year ended December 31, 1996 representing a decrease of $13,006,000, or 56%. The decrease is the result of a decrease of $8,536,000 in the total gross investment in research and development activities and by an increase of $4,470,000 in the amount of research and development expenditures capitalized under SFAS 86.

    The total gross investment in research and development activities for the year amounted to $22,723,000, or 17% of current year revenue, compared to $31,259,000, or 24% of revenue in the prior year. The total decrease in the gross research and development investment between the years was $8,536,000, or 27%. This decrease resulted primarily from changes within the Company's product management in staffing and staff mix related to a strategic revision in product development activity. This shift in strategy de-emphasizes features upgrades for specific products and promotes the development of integrated software solutions for targeted customers. The changes are in line with the Company's goals and objectives for research and development.

    Capitalized software development costs were $12,545,000 in 1997 compared to $8,075,000 in 1996, an increase of $4,470,000, or 55%. The amount of product development capitalized in any given period is a function of many factors including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency, product quality, and reduce time to market. Due to the continual change in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    Selling, general, and administrative expense in 1997 was $69,829,000 compared to $67,384,000 in 1996, an increase of less than 4%. The increase relates primarily to expanded worldwide staffing requirements in the sales and distribution area and was part of the change in customer focus implemented during 1997.

    As with revenue, the Company is exposed to the impact of foreign currency fluctuations related to expenses. The following table details the effect of the currency rate changes on operating expense for 1997:

                                                                    CY 1997        CY 1997
                                                                  USING 1996     USING 1997
                                                                   EXCHANGE       EXCHANGE
LOCAL OPERATING EXPENSES*                                            RATES          RATES
---------------------------------------------------------------  -------------  -------------
  Europe.......................................................   $24,648,000    $21,386,000
  Asia-Pacific.................................................    15,066,000     13,550,000
                                                                 -------------  -------------
Total Local Operating Expense..................................   $39,714,000    $34,936,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Exchange Rates:
  $/DM.........................................................         0.665          0.577
  Yen/$........................................................        109.50         121.75

------------------------

* Does not include U.S. based cost incurred on behalf of the International Operations.

    Operating income, including software capitalization and amortization was $18,963,000 in 1997 compared to $18,685,000 in 1996, an increase of 1%. The
$278,000 increase in operating income is primarily attributable to the decrease in research and development expense of $13,006,000 offset by a decrease in the Company's gross margin of $10,417,000 and an increase in selling, general and administrative expense of $2,445,000.

    Debenture interest reflects the interest on the convertible subordinated debentures issued as part of the acquisition of PDA Engineering in 1994. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

    Other income was $474,000 in 1997 compared to income of $157,000 in 1996. The fluctuation is primarily attributable to an increase in interest and investment income from $750,000 in 1996 to $940,000 in 1997 and an increase in foreign exchange gains from a loss of $397,000 in 1996 to a loss of $502,000 in 1997. Other income also includes gains and losses on sales of assets and other non-operating income.

    The effective tax rate for the year was 34% compared to 32.5% in 1996. This change reflects a decrease of $419,000 in income tax expense on a year to year basis.

    Net income was $9,887,000 in 1997 compared to $9,711,000 in 1996, an increase of 2%. The increase in net income was less than the operating income increase due to an increase in the Company's other income for 1997. Net income in 1997 was unfavorably affected by fluctuations in functional currencies used in the Company's international operations. The fluctuation of the U.S. Dollar versus these currencies could continue to have an unfavorable effect in future years. The effect of foreign currency translation on net income using the 1997 tax rate of 34% was an unfavorable variance of approximately $2,300,000 if valued using prior year foreign currency translation rates.

COMPANY TRENDS

    On February 3, 1999 the Company announced a new organizational structure following a re-evaluation of its business strategy. The Company will now emphasize the expansion of the software business into new markets and value-added integration services. The new structure is designed to better serve the existing customer base and at the same time address expanding growth opportunities.

    The new organization includes the Working Knowledge Division, the result of the Company's acquisition of KR in December 1998. KR is the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts. The acquisition of KR created the Company's newest product line, MSC.Working Model. MSC.Working Model is linked to popular mid-range CAD systems such as SolidWorks, Autodesk's Mechanical Desktop, and SolidEdge, and answers the questions "Will it break?" and "Will it work?" by providing stress and motion analysis capabilities. The Company expects that these changes to its organizational structure will allow the Company to continue its leadership in the high-end market and deliver tools and expertise to the mid-range and desktop markets.

During March 1999, the Company created the Engineering-e.com group. This group will provide a full-service engineering software and solutions marketplace on the Internet. Additionally, Engineering-e.com will provide the e-commerce channel for selected Company products.

OPERATING PATTERN

    The change in year-end to December 31 and the adoption of SOP 98-9 in the fourth quarter of 1998 both have a significant effect on the operating pattern of the Company. The month of January has historically been the largest revenue month of the year with the highest volume of renewals.

    Under SOP 98-9 the Company will be recognizing its software lease revenue on a monthly basis over the term of the licenses. This change will reduce the volatility of the revenue stream for interim accounting periods of the Company. In addition, because the SOP does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition will not be fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

    The Company anticipates that revenue for 1999 will also be affected by having a full-year of operations of the Working Knowledge Division, which was created in December 1998.

    Effective January 1, 1999 the Company has changed the estimated useful life of its capitalized software assets from three and four years to two and three years. The Company has always estimated the expected life of these assets based on the release cycle of its products. The Company believes that as software production cycles decrease, amortization periods should also decrease in order to coincide with a version's revenue stream. The Company is making this change prospectively. Due to the continual change in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels. Therefore the effect of this change is not determinable.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital needed to finance the Company's growth in the past has been provided by cash on hand and cash flow from operations. Management believes that cash generated from operations and the unused portion of its line of credit will continue to provide sufficient capital for normal working capital needs in the foreseeable future. Net cash provided by operating activities was $27,197,000 and $18,769,000 in 1998 and 1997, respectively. The Company's working capital at December 31, 1998 was $21,736,000, compared to $39,053,000 at December 31, 1997.

    Cash outlays in conjunction with the $6,595,000 restructuring charge anticipated in the first quarter of 1999 are estimated to be $948,000. These outlays are to be completed by the end of 1999, excluding certain lease commitments that may continue through January 2000.

    The Company expended approximately $19.2 million of cash in connection with the acquisition of KR. The acquisition adversely affected the Company's working capital position and its cash reserves.

    At March 31, 1999, the Company had an agreement with its principal bank for a $15,000,000 unsecured line of credit. The Company drew down on its line of credit in the amount of $10,800,000 late in the fourth quarter of 1998 in lieu of having to liquidate a portion of its securities held for sale portfolio. The line of credit bears interest at the bank's prime rate of interest with an option to fix the rate at LIBOR plus 1.9% for a period of 179 days. The interest rate was fixed under the LIBOR option at December 31, 1998 at 7% with interest payments due monthly. The line of credit matures in July 2000. The Company is in violation of certain covenants under the line of credit at December 31, 1998 and March 31, 1999. The Company is in the process of negotiating a new line of credit agreement.

    The Company issued convertible subordinated debentures in August 1994, in connection with its PDA acquisition, in the aggregate amount of approximately $56,608,000. The debentures bear interest at 7 7/8% with interest payments due semi-annually in March and September. Debenture interest payments were made in both March 1998 and September 1998 totaling $4,456,000. The amount of interest expense will decrease if the debentures are converted into common stock. The debentures mature in August 2004 and are convertible into common stock at a price of $15.15 per share.

    Management expects to continue to invest a substantial portion of the Company's revenues in the development of new computer software technologies and products and the enhancement of certain existing products. The Company expended a total of $25,266,000 and $22,723,000 for the year ended December 31, 1998 and 1997, respectively, on development efforts, of which $11,600,000 and $12,545,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

    During 1998 and 1997, the Company acquired $6,003,000 and $3,993,000, respectively, of new property and equipment. Capital expenditures included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. The Company's capital expenditures vary from year to year, as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in 1999 and 2000 to be consistent with those for 1998.

    In 1998, the Company's Board of Directors had authorized the repurchase of common stock in the open market for up to a total aggregate amount of $3,000,000. The Company repurchased approximately $2,226,000 of common stock in 1998 before this authorization was rescinded.

    On March 9, 1998, the Company entered into a joint-development and marketing arrangement with Kubota Solid Technology Corporation (KSTC). This arrangement allows KSTC to purchase warrants with an aggregate exercise price of up to $3,000,000 to purchase shares of the Company's common stock. The exercise price is equal to the fair market value of the common stock on the date of issuance of the warrants. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The arrangement also provides KSTC with marketing rights to a specific technology being developed.

    For the year ended December 31, 1998, the Company has recorded $944,000 of service revenue related to the development effort and marketing rights provided under the arrangement and issued warrants to KSTC valued at $556,000 to purchase 185,843 shares of the Company's common stock. The warrants were recorded at fair value under the Black Scholes valuation method. The warrants issued have exercise prices ranging between $6.188 per share and $11.375 per share. KSTC has the right to purchase additional warrants with an aggregate exercise price of $1,500,000 through December 31, 1999 under the arrangement.

    The Company has no obligation under the arrangement to produce a commercially viable product or technology or to refund any monies contributed by KSTC.

    In September 1998, the Company acquired all of the stock of Silverado Software & Consulting, Inc., (SSC) for approximately 222,200 shares of common stock valued at $6.9375 per share or $1,542,000, a promissory note of $331,000 due March 2000 and cash of $936,000 for a total purchase price of $2,809,000. Net assets acquired included cash and securities available for sale of approximately $945,000. There was no net cash outlay for the SSC acquisition because the cash and securities available for sale received in the purchase approximated the cash paid.

    The Company sold its Electromagnetic Business Unit (EBU) to Ansoft Corporation for $5,600,000 in July 1996, which did not result in a material effect on earnings. The sale of the unit did not materially affect 1996 net income compared to prior years because of the relatively small size compared to the Company's overall operations. However, the sale did significantly improve both the Company's cash position and its cash used in investing activities, compared to prior years.

    During the middle of 1996, the Company eliminated its quarterly dividend in order to reinvest more of its earnings into its operations. Dividend payments were made on the Company's common stock in the aggregate amounts of $5,111,000 in the year ended December 31, 1996. The Company does not plan to reinstate the payment of dividends in the foreseeable future.

IMPACT OF YEAR 2000

    The Company has determined that the purchased software applications and internally developed software applications that are used internally are Year 2000 compliant. The Company has initiated formal communications with all its significant suppliers and large customers to determine the extent to which the Company's internal applications and other interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has assessed that potential problems associated with embedded technology do not represent a significant area of risk relative to Year 2000 readiness due to the nature of Company's operations and its use of non-information technology systems (i.e. embedded technology such as microcontrollers). The Company's operations do not include capital-intensive equipment with embedded microcontrollers. However, there is no guarantee that other systems or equipment of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

    The Company expects to complete its contingency planning for the most reasonably likely worst case scenarios by August 1999. Depending on the systems affected, these plans could include: (1) accelerated replacement of affected equipment or software, (2) short to medium-term use of back-up equipment and software, (3) increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 issues which arise or to provide manual workarounds for information systems or (4) other similar approaches. If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on the Company's business, financial condition or results of operations.

    During 1998, the Company made significant progress in its' Year 2000 compliance testing on the software that is sold to customers. The tests certify that our currently supported products will operate and correctly process dates over a supported date range which extends from before January 1, 2000 and encompasses a time period reasonably suitable for the intended use of the product. Substantially all of the Company's products licensed after January 1, 1998 are Year 2000 compliant. Compliance letters for each product containing Year 2000 compliance details are posted at the Company's web site at URL

http://www.mscsoftware.com. The Company's policy, in accordance with GAAP, is to expense as incurred the cost of maintenance and modification to existing systems, and to capitalize the cost of any new software or hardware and amortize that cost over the assets' estimated useful lives. The incremental cost of the modifications to achieve compliance was immaterial to operating results.

    Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or manufacturing company Year 2000 compliance failures and related service and production interruptions. Furthermore, the purchasing patterns of analysts and designers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. The Company does not currently have any information about the Year 2000 status of its customers. However, these expenditures may result in constant or reduced revenues, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

    Based on the actions taken to date as discussed above, the Company is reasonably certain that it has or will identify all Year 2000 issues that could materially adversely affect its business and operations. The cost of this study has been immaterial.

EURO CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro currency, adopting the Euro as their common legal currency on that date. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002. During this transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis whereby recipients must accept Euros or the legacy currency as offered by the payer. A currency translation process known as triangulation dictates how legacy currencies are converted to the Euro and other legacy currencies. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins and replace the legacy currencies as legal tender in cash transactions by July 1, 2002.

    Because the Company conducts a significant portion of its business in Europe through its wholly owned German subsidiary, its business and operations will be affected by the Euro conversion. Management is addressing the Euro conversion, but its impact on future operating results is uncertain. Management expects the conversion to decrease pressure for pricing in legacy currencies in the participating countries. However, the Company also does business in many non-participating countries including the United Kingdom. This could lead to an increase in cross-border competition, which could affect its allocation of resources within Europe, and eventually the Company's labor cost.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

INFLATION

    Inflation in recent years has not had a significant effect on the Company's business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to the impact of foreign currency fluctuations and interest rate changes.

    FOREIGN CURRENCY RISK As discussed above, international revenues are 57% of the Company's total revenues. International sales are made mostly from the Company's two foreign sales subsidiaries in Germany and Japan and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

    The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

    The Company's exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which cash from sales of the Company's foreign subsidiaries costs are transferred back to the United States. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United

States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1998 was not material.

    The Company enters into forward exchange contracts to hedge certain anticipated repayments of its inter-company debt with its foreign subsidiaries. The forward exchange contracts do not qualify as a hedge for financial reporting purposes and, accordingly, unrealized gains or losses based on the current forward foreign exchange rates are reflected directly in income. At December 31, 1998, the Company had two forward exchange contracts maturing in January and February 1999 to exchange a total of 4,000,000 Deutsche Marks for U.S. Dollars in the amount of approximately $2,500,000. At December 31, 1997, the Company had two forward exchange contracts maturing in January and February 1998 to exchange a total of 4,000,000 Deutsche Marks for U.S. Dollars in the amount of approximately $2,400,000. The unrealized gains were immaterial at December 31, 1998 and 1997.

    INTEREST RATE RISK The Company's exposure to market rate risks for changes in interest rates relate to both the Company's investment portfolio and its outstanding borrowings under its line of credit. Refer to Note 5 of Notes to the Consolidated Financial Statements.

    The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limits amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. The following table is a summary of available-for-sale securities:

                                  FAIR MARKET VALUE               FAIR MARKET VALUE
                                  -----------------    % RATE     -----------------   % RATE OF
                                  DECEMBER 31, 1998   OF RETURN   DECEMBER 31, 1997    RETURN
                                  -----------------  -----------  -----------------  -----------
                                                       DOLLARS IN THOUSANDS
Municipal securities............      $  15,782            5.8%       $  15,752            4.6%
Other debt securities...........            699            6.4%             331            5.9%
                                        -------                         -------
                                      $  16,481                       $  16,083
                                        -------                         -------
                                        -------                         -------

    Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

    The Company's line of credit is available at the variable interest rate of prime, with an option to fix the rate at LIBOR plus 1.9% for a period of 179 days. As of December 31, 1998, the Company's balance was $10,800,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       THE MACNEAL-SCHWENDLER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                      ASSETS
                                                            1998          1997
                                                        ------------  ------------
Current assets:
  Cash and cash equivalents...........................  $ 10,822,000  $ 10,846,000
  Securities available for sale.......................    16,481,000    16,083,000
  Accounts receivable, net............................    39,674,000    38,204,000
  Deferred tax charges................................     6,288,000     3,416,000
  Other current assets................................     7,866,000     7,073,000
                                                        ------------  ------------
      Total current assets............................    81,131,000    75,622,000
Property and equipment, net...........................     8,895,000     8,526,000
Capitalized software costs, net.......................    21,034,000    27,866,000
Goodwill, net.........................................    11,146,000    10,076,000
Other intangibles, net................................    12,850,000     4,071,000
Other assets..........................................     3,773,000     2,892,000
                                                        ------------  ------------
                                                        $138,829,000  $129,053,000
                                                        ------------  ------------
                                                        ------------  ------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $  3,159,000  $  2,066,000
  Line of credit......................................    10,800,000            --
  Accrued liabilities:
    Compensation and related expenses.................     6,412,000     6,135,000
    Contribution to profit sharing plan...............     1,796,000     2,791,000
    Restructuring reserve.............................       695,000            --
    Other.............................................    14,302,000    13,947,000
  Deferred income.....................................    20,903,000    10,267,000
  Income taxes payable................................     1,328,000     1,363,000
                                                        ------------  ------------
      Total current liabilities.......................    59,395,000    36,569,000
Deferred income taxes.................................     5,173,000     7,765,000
Convertible Subordinated Debentures...................    56,574,000    56,574,000

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $0.01 par value, 10,000,000 shares
    authorized; no shares outstanding in 1998 and
    1997..............................................            --            --
  Common Stock, $0.01 par value, 100,000,000 shares
    authorized; 13,710,700 and 13,570,400 issued and
    outstanding in 1998 and 1997, respectively........    32,310,000    31,052,000
  Retained earnings (deficit).........................   (11,404,000)    1,575,000
  Other comprehensive income (loss)...................    (3,219,000)   (4,482,000)
                                                        ------------  ------------
      Total shareholders' equity......................    17,687,000    28,145,000
                                                        ------------  ------------
                                                        $138,829,000  $129,053,000
                                                        ------------  ------------
                                                        ------------  ------------

                            See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                       1998            1997            1996
                                                                  --------------  --------------  --------------
Revenues:
  Software licenses.............................................  $   89,077,000  $  102,889,000  $  107,000,000
  Software maintenance and services.............................      36,320,000      29,915,000      25,081,000
                                                                  --------------  --------------  --------------
    Total revenues..............................................     125,397,000     132,804,000     132,081,000
Operating expenses:
  Cost of revenue...............................................      46,255,000      31,566,000      20,426,000
  Amortization of goodwill and other intangibles................       2,268,000       2,268,000       2,402,000
  Research and development......................................      13,666,000      10,178,000      23,184,000
  Selling, general, and administrative..........................      64,884,000      69,829,000      67,384,000
  Acquired in-process technology................................       6,000,000              --              --
  Restructuring and other impairment charges....................       2,365,000              --              --
                                                                  --------------  --------------  --------------
    Total operating expenses....................................     135,438,000     113,841,000     113,396,000
Operating income (loss).........................................     (10,041,000)     18,963,000      18,685,000
Debenture interest..............................................       4,456,000       4,456,000       4,456,000
Other income, net...............................................      (1,322,000)       (474,000)       (157,000)
                                                                  --------------  --------------  --------------
Income (loss) before income taxes...............................     (13,175,000)     14,981,000      14,386,000
Provision (benefit) for income taxes............................        (196,000)      5,094,000       4,675,000
                                                                  --------------  --------------  --------------
Net income (loss)...............................................  $  (12,979,000) $    9,887,000  $    9,711,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Basic earnings (loss) per share.................................  $        (0.95) $         0.73  $         0.72
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Diluted earnings (loss) per share...............................  $        (0.95) $         0.73  $         0.72
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                            See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                    ACCUMULATED
                                                                                       OTHER           TOTAL
                                       SHARES OF                      RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                      COMMON STOCK  COMMON STOCK      EARNINGS     INCOME (LOSS)       EQUITY
                                      ------------  -------------  --------------  --------------  --------------
Balance at December 31, 1995........    13,437,100  $  30,024,000  $  (15,063,000)  $ (1,393,000)  $   13,568,000
  Net income........................                                    9,711,000                       9,711,000
  Currency translation adjustment...                                                  (1,232,000)      (1,232,000)
                                                                                                   --------------
  Comprehensive income..............                                                                    8,479,000
  Shares issued under Stock Option
    Plans...........................        16,700        226,000                                         226,000
  Cash dividends declared-- $.22 per
    share                                                              (2,960,000)                     (2,960,000)
                                      ------------  -------------  --------------  --------------  --------------
Balance at December 31, 1996........    13,453,800     30,250,000      (8,312,000)    (2,625,000)      19,313,000
  Net income........................                                    9,887,000                       9,887,000
  Currency translation adjustment...                                                  (1,857,000)      (1,857,000)
                                                                                                   --------------
  Comprehensive income..............                                                                    8,030,000
  Shares issued under Stock Option &
    Purchase Plans..................       116,600        802,000                                         802,000
                                      ------------  -------------  --------------  --------------  --------------
Balance at December 31, 1997........    13,570,400     31,052,000       1,575,000     (4,482,000)      28,145,000
  Net loss..........................                                  (12,979,000)                    (12,979,000)
  Currency translation adjustment...                                                   1,252,000        1,252,000
  Unrealized investment gain........                                                      11,000           11,000
                                                                                                   --------------
  Comprehensive income (loss).......                                                                  (11,716,000)
  Shares issued under Stock Option &
    Purchase Plans..................       168,000      1,386,000                                       1,386,000
  Shares issued for Business
    Acquired........................       222,200      1,542,000                                       1,542,000
  Warrants issued...................                      556,000                                         556,000
  Repurchase of Treasury Stock......      (249,900)    (2,226,000)                                     (2,226,000)
                                      ------------  -------------  --------------  --------------  --------------
Balance at December 31, 1998........    13,710,700  $  32,310,000  $  (11,404,000)  $ (3,219,000)  $   17,687,000
                                      ------------  -------------  --------------  --------------  --------------
                                      ------------  -------------  --------------  --------------  --------------

                            See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                              1998          1997         1996
                                                                          ------------  ------------  -----------
Cash flows from operating activities:
  Net income (loss).....................................................  $(12,979,000) $  9,887,000  $ 9,711,000
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
    Depreciation and amortization of property and equipment.............     6,026,000     5,751,000    6,356,000
    Amortization of capitalized software costs..........................    11,974,000    12,043,000    7,536,000
    Impairment of capitalized software costs............................     7,771,000            --           --
    Amortization of goodwill and other intangibles......................     2,268,000     2,269,000    2,401,000
    Impairment of goodwill..............................................     1,670,000            --           --
    Acquired in-process research and development........................     6,000,000            --           --
    Amortization of premiums and discounts of securities available for
      sale..............................................................        69,000      (216,000)          --
    Deferred income taxes...............................................    (5,465,000)      182,000     (732,000)
    (Gain) loss on disposal of property and equipment...................      (115,000)      (68,000)     (92,000)
  Changes in assets and liabilities:
    Accounts receivable, net............................................      (354,000)   (9,581,000)     320,000
    Other current assets................................................     1,442,000    (2,809,000)     773,000
    Income tax refund receivable........................................    (1,600,000)    1,600,000           --
    Accounts payable....................................................       771,000       307,000     (199,000)
    Accrued liabilities.................................................    (1,152,000)     (149,000)   1,195,000
    Deferred income.....................................................    10,211,000       272,000      759,000
    Restructuring reserve...............................................       695,000            --   (1,902,000)
    Income taxes payable................................................       (35,000)     (719,000)   1,682,000
                                                                          ------------  ------------  -----------
  Net cash provided by operating activities.............................    27,197,000    18,769,000   27,808,000
  Cash flows from investing activities:
    Purchase of securities available-for-sale...........................    (6,517,000)  (16,814,000)   4,934,000
    Sale of securities available-for-sale...............................     6,050,000     2,000,000           --
    Proceeds from sale of Electromagnetics Business Unit................            --            --    5,600,000
    Acquisition of property and equipment...............................    (6,003,000)   (3,993,000)  (5,363,000)
    Businesses acquired, net of cash received...........................   (19,140,000)           --     (115,000)
    Capitalized software costs..........................................   (11,600,000)  (12,545,000)  (8,075,000)
    Purchase of capitalized software....................................    (1,313,000)     (182,000)          --
    Other...............................................................      (466,000)       22,000     (380,000)
                                                                          ------------  ------------  -----------
  Net cash used in investing activities.................................   (38,989,000)  (31,512,000)  (3,399,000)
  Cash flows from financing activities:
    Warrants issued.....................................................       556,000            --           --
    Line of credit......................................................    10,800,000            --   (2,500,000)
    Issuance of common stock............................................     1,386,000       802,000      222,000
    Retirement of capital stock.........................................    (2,226,000)           --           --
    Cash dividends paid.................................................            --            --   (5,111,000)
                                                                          ------------  ------------  -----------
  Net cash provided by financing activities.............................    10,516,000       802,000   (7,389,000)
  Translation adjustment................................................     1,252,000    (1,857,000)  (1,233,000)
                                                                          ------------  ------------  -----------
  Net increase (decrease) in cash and cash equivalents..................       (24,000)  (13,798,000)  15,787,000
  Cash and cash equivalents at beginning of year........................    10,846,000    24,644,000    8,857,000
                                                                          ------------  ------------  -----------
  Cash and cash equivalents at end of year..............................  $ 10,822,000  $ 10,846,000  $24,644,000
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------
  Supplemental cash flow information:
    Income taxes paid (refunded)........................................  $   (161,000) $  5,813,000  $ 2,994,000
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------
    Debenture interest paid.............................................  $  4,456,000  $  4,456,000  $ 4,456,000
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------
  Reconciliation of assets acquired and liabilities assumed:
    Fair value of assets acquired.......................................  $ 22,218,000  $         --  $   309,000
    Liabilities assumed.................................................     1,536,000            --      194,000
    Issuance of stock...................................................     1,542,000            --           --
                                                                          ------------  ------------  -----------
                                                                          $ 19,140,000  $         --  $   115,000
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------

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

    CHANGE IN YEAR-END In January 1999, the Company changed its reporting period from a January 31 fiscal year basis to a December 31 calendar year basis. As part of this change, the Company elected to present restated financial results on a calendar year basis for all reported prior periods.

    PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    REVENUE RECOGNITION Software license revenue consists of licensing fees, which are fees charged for the right to use the Company's or a third parties' software. Maintenance and services revenues include post-customer support (PCS) and consulting services. PCS includes telephone support, bug fixes and upgrade privileges on a when and-if available basis. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements whereby the customer purchases a perpetual license for the use of the Company's software.

    Revenue was recognized through December 31, 1997 in accordance with the AICPA's issued Statement of Position (SOP) 91-1 "Software Revenue Recognition." Revenue from monthly leases of the Company's computer software products was recognized monthly as earned. The license fee from non-cancelable, prepaid annual leases and paid up license arrangements were recognized upon delivery of the software, as long as the collectibility of the sales proceeds was considered probable and there were no significant obligations, other than PCS, remaining to be fulfilled subsequent to delivery. PCS (generally 15%) associated with a license was deferred and recognized on a straight line basis over the period the PCS is provided, generally one year. There were no material incremental costs associated with PCS or upgrade privileges. Discounts on the sale of computer software products and PCS were proportionately allocated to each element of a sale based on the list price of each element.

    As of January 1, 1998, the Company adopted SOP 97-2 "Software Revenue Recognition," as modified by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2." SOP 97-2 as modified by SOP 98-4 provides for revenue recognition only when there is pervasive evidence of an arrangement, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility of the sales proceeds is considered probable. If an arrangement includes multiple elements, the vendor must allocate the revenue to the various elements based on vendor-specific objective evidence (VSOE) of fair value. The significant restrictions of what qualified for VSOE were deferred under SOP 98-4 and as a result no changes in the Company's revenue recognition policy were necessary upon adoption of SOP 97-2 as modified by SOP 98-4.

    In the fourth quarter of 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS INFORMATION (CONTINUED)
Transactions", which retained the restrictions in SOP 97-2 related to the definition of what qualified for VSOE of fair value for allocating a contract fee among the various elements of a multiple element arrangement and instituted what is known as a "residual" method. The residual method is an exception to the requirement to have VSOE of fair value for all elements in the arrangement. However, the residual method only allows for the calculation of a residual amount for the delivered element (i.e., VSOE must be known for all undelivered elements). As permitted, the Company adopted the provisions of SOP 98-9 effective October 1, 1998, the earliest time possible under published guidelines. Accordingly, revenue on non-cancelable and prepaid lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, since the VSOE of fair value required under SOP 97-2 needed to allocate the contract fee to the undelivered PCS element of the arrangements is not available. This resulted in a decrease in revenues that otherwise would have been recognized in the fourth quarter since only a portion of the revenues related to annual lease agreements was recognized. For purposes of allocating revenues to software licenses or maintenance revenues in the line items in the accompanying statement of operations the Company continues to allocate 85% of the contract to software license and 15% to maintenance.

    Revenue is derived through the Company's direct sales force, a network of value-added resellers and other sales agents. Revenue from the sale of products to resellers is recorded upon delivery to the reseller. Revenue from the sale of products by other sales agents and for which a commission is due the sales agent is reported as gross revenues earned from the product sale. Commissions due to these sales agents represent an operating expense and are recorded as commission expense in cost of revenue. Revenue from the sale of products provided by other suppliers and for which a royalty is due the suppliers is reported as gross revenues earned from the product sale. Royalty due to the supplier represents an operating expense and is recorded as royalty expense in cost of revenue.

    Service and other revenues are recognized when the service is provided and the revenue has been earned. Long term contracts are recognized using the percentage of completion method. Service revenue and the costs associated with service revenue are not material.

    STOCK-BASED COMPENSATION The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. The Company has also made available an Employee Stock Purchase Plan for eligible employees. Such eligible employees are entitled semi-annually to purchase common stock, by means of limited payroll deductions at a 10% discount from the fair market value of the common stock as of specific dates. In 1997, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting For Stock-Based Compensation." Refer to Note 14: Stock Option Plans.

    CASH, CASH EQUIVALENTS AND AVAILABLE FOR SALE SECURITIES For purposes of the consolidated statements of cash flows, the Company considers investments in money market instruments to be cash equivalents. Marketable equity securities and debt securities are classified as held-to-maturity or as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1998 and 1997, all securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Available-for-sale securities held by the Company are principally municipal debt securities. Unrealized

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS INFORMATION (CONTINUED) gains and losses did not have a material effect on equity at December 31, 1998 or December 31, 1997. Refer to Note 5: Financial Instruments.

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

    CAPITALIZED SOFTWARE COSTS Capitalized software costs are comprised of purchased software and internal software development costs. Software costs incurred subsequent to the determination of the software product's technological feasibility are capitalized. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to clients. Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. Capitalized software amortization expense is included in cost of revenue. The amortization period for the software costs capitalized is the economic life of the related products, typically three to four years. Refer to Note 3: Impairment of Assets and Note 20: Subsequent Events.

    OTHER LONG-LIVED ASSETS In accordance with SFAS No. 121, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset.

    ADVERTISING EXPENSE The cost of advertising is expensed as incurred. The Company incurred $1,409,000, $1,329,000, and $1,321,000 in advertising costs during 1998, 1997, and 1996, respectively.

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

    EFFECT OF FOREIGN CURRENCY The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the period end. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a separate component of shareholders' equity in the consolidated balance sheets. Transaction gains and losses other than on inter-

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS INFORMATION (CONTINUED) company accounts deemed to be of a long-term nature are included in net income in the period in which they occur.

    DERIVATIVE INSTRUMENT The Company enters into forward exchange contracts to hedge certain anticipated repayments of its inter-company debt with its foreign subsidiaries. The forward exchange contracts do not qualify as a hedge for financial reporting purposes and, accordingly, unrealized gains or losses based on the current forward foreign exchange rates are reflected directly in income. Refer to Note 5: Financial Instruments.

    EARNINGS PER SHARE Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include dilutive effects of options, warrants and convertible securities. Diluted earnings per share for 1998, 1997 and 1996 exclude the effects of options, warrants and convertible securities because the effect would be anti-dilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

NOTE 2: ACCOUNTING CHANGES

EARLY ADOPTION OF SOP 98-9

    The Company has adopted the provisions of SOP 98-9 in the fourth quarter of 1998 requiring vendor specific objective evidence for all undelivered elements of a software arrangement. Accordingly, revenue on non-cancelable and prepaid lease agreements is recognized monthly over the term of the agreement since the Company does not have the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS element of the arrangements. This resulted in a decrease in revenues that otherwise would have been recognized in the fourth quarter since only a portion of the revenues related to annual lease agreements was recognized. The total amount of revenue recorded for these agreements will be unchanged; however, revenue will be deferred into subsequent periods.

NOTE 3: IMPAIRMENT OF ASSETS

    In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Accordingly, in the fourth quarter of 1998, the Company recognized non-cash pre-tax charges totaling $9,834,000, in the fourth quarter of 1998, on various long-lived assets described below. There were no such losses recognized during 1997 or 1996.

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 3: IMPAIRMENT OF ASSETS (CONTINUED)
CAPITALIZED SOFTWARE

    MSC.PATRAN Since the acquisition of PDA Engineering, Inc. (PDA), the Company has attempted to correct many of the shortcomings with PATRAN but found that a major rewrite and replacement of the underlying database management system was necessary to correct inherent flaws with the product's basic architecture. These flaws prevented both performance enhancements and increases in the functionality of the product. This initiative began in late 1996 and the result of these efforts was Version 8 of MSC.PATRAN. This major rewrite included many changes to the underlying architecture, complete replacement of the existing data base management system, and other programming enhancements to improve performance, reliability, and portability to new hardware platforms, specifically the NT operating system. The release of Version 8 was staged over the second and third quarters of 1998 with pre-releases to select customers for beta testing. This strategy was orchestrated to assure customer acceptance at an early stage. PATRAN customer responses to Version 8 were very positive with the transition from earlier versions to Version 8 occurring very quickly during the later part of 1998. MSC.PATRAN Version 8 is now the primary source of MSC.PATRAN revenue, with over 93% of total MSC.PATRAN revenue in the fourth quarter coming from Version 8. With this high level of acceptance in the marketplace, management believes the future cash flows from prior versions will be near zero for all prior versions of MSC.PATRAN. In addition, due to the significant changes in the technological architecture of the product, future cash flows of Version 8 could not be considered in measuring the NRV of prior versions. Accordingly, a $4,096,000 charge was recorded in cost of revenue in the fourth quarter of 1998 to write-off capitalized software costs of all versions of MSC.PATRAN prior to Version 8.

    OTHER CAPITALIZED SOFTWARE The Company has launched many new products over the last two years. The 1998 revenues from some of these products are below original projections. As part of the change in the Company's leadership in December 1998 and the Company's restructuring plan, discussed in Note 20, the Company has changed its focus and will reduce its marketing efforts for certain products. Accordingly, management has revised its future revenue projections of these products. These revenue decreases reduce the future cash flows of six products below their net asset value. Therefore, the Company has written off $3,675,000 of capitalized software costs representing the excess of the carrying amount of these products over their future cash flows and provided for $393,000 of related minimum royalty payments and software licenses for these products.

SILVERADO GOODWILL

    As discussed in Note 4, $1,670,000 of excess purchase price was recorded as goodwill in connection with the purchase of Silverado Software & Consulting, Inc. (SSC). This premium was based in part on Silverado's past performance but also on the potential opportunity the Company's management saw in the ability to tap into Silverado's established customer base to expand the Company's contract analysis and consulting business. As part of the Company's restructuring plan, discussed in Note 20, the Company has changed its focus to emphasize the expansion of the software business and value-added integration services as opposed to the contract analysis business.

    It has now been determined that the revenue stream from the contract analysis business is not sufficient and is currently not projected to be sufficient to cover the costs associated with the operation. Management estimates that SSC will not produce sufficient revenue to cover the costs associated with the production of the revenue. Therefore, the Company has determined the fair value of the goodwill is zero

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 3: IMPAIRMENT OF ASSETS (CONTINUED) and recorded a charge included in restructuring and other impairment charges to write-off the entire amount of goodwill associated with the acquisition of SSC.

NOTE 4: ACQUISITIONS AND DIVESTITURES

    In late December 1998, the Company acquired Knowledge Revolution (KR) for approximately $19.2 million in cash. KR is the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts. The acquisition has been accounted for as a purchase and, accordingly, the operating results of KR have been included in the Company's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of KR based on their approximate fair market value. The appraisal of the acquired business included $6,000,000 of purchased in-process research and development, which was related to three products under development. This valuation represents the five-year after tax cash flow of this in-process technology using a discount rate of 28%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. No other portion of the impairment charges or other restructuring charges is related to this purchase. The remaining purchase price was allocated as follows: $800,000 to net tangible assets, $9,890,000 to identified intangible assets, including $5,200,000 of value-added reseller distribution channel, $4,300,000 of developed technology, and $390,000 of assembled work force, and $2,510,000 to goodwill. Goodwill and identified intangibles are being amortized over three to ten years. The pro forma effect of the KR acquisition as if it had occurred on January 1,1998 and 1997, respectively is immaterial to the financial statements presented herein.

    In September 1998, the Company acquired all of the stock of SSC for total consideration of $2,809,000 consisting of the issuance of 222,200 shares of the Company's common stock at $6.9375 per share or $1,542,000, a promissory note of $331,000 due March 2000 and cash of $936,000. Net assets acquired included cash and securities available for sale of approximately $945,000. SSC is a provider of engineering services and custom software solutions for the design and analysis of mechanical components, electronic packaging, and civil structures. The acquisition has been accounted for as a purchase and, accordingly, the operating results of SSC have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $1,670,000, which was written off during 1998 due to its impairment. Refer to Note 3: Impairment of Assets.

    In July 1996, the Company sold its Electromagnetic Business Unit to Ansoft Corporation for $5,600,000, which did not result in a material effect on earnings.

NOTE 5: FINANCIAL INSTRUMENTS

OFF BALANCE SHEET RISK

    The Company enters into forward exchange contracts to hedge certain anticipated repayments of its inter-company debt with its foreign subsidiaries. At December 31, 1998, the Company had two forward exchange contracts maturing in January and February 1999 to exchange a total of 4,000,000 Deutsche Marks for U.S. Dollars in the amount of approximately $2,500,000. At December 31, 1997, the Company had two forward exchange contracts maturing in January and February 1998 to exchange a total of 4,000,000 Deutsche Marks for U.S. Dollars in the amount of approximately $2,400,000. Unrealized gains or losses based on the current forward foreign exchange rates are reflected directly in income. The unrealized gains were immaterial at December 31, 1998 and 1997.

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 5: FINANCIAL INSTRUMENTS (CONTINUED)
CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company maintains cash and available for sale securities with several financial institutions. Company policy is designed to limit exposure to any one institution.

    Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities and the size of those entities comprising the Company's customer base.

    AVAILABLE-FOR-SALE SECURITIES The following is a summary of available-for-sale securities:

                                                                  FAIR MARKET VALUE
                                                         ------------------------------------
                                                         DECEMBER 31, 1998  DECEMBER 31, 1997
                                                         -----------------  -----------------
                                                                 DOLLARS IN THOUSANDS
Municipal securities...................................      $  15,782          $  15,752
Other debt securities..................................            699                331
                                                               -------            -------
                                                             $  16,481          $  16,083
                                                               -------            -------
                                                               -------            -------

    The fair market value of municipal and debt securities at December 31, 1998 and 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                  FAIR MARKET VALUE
                                                         ------------------------------------
                                                         DECEMBER 31, 1998  DECEMBER 31, 1997
                                                         -----------------  -----------------
                                                                 DOLLARS IN THOUSANDS
Due in one year or less................................      $  10,257          $   2,868
Due after one year through three years.................          4,075              8,500
Due after three years..................................          2,149              4,715
                                                               -------            -------
                                                             $  16,481          $  16,083
                                                               -------            -------
                                                               -------            -------

    LINE OF CREDIT The Company has an agreement with its principal bank for a $15,000,000 unsecured line of credit at the bank's prevailing prime rate. The line had a balance of $10,800,000 at an interest rate of LIBOR plus 1.9% or 7.0% at December 31, 1998 and was unused at December 31, 1997. Borrowings under the line are subject to certain restrictive covenants. This line of credit agreement expires July 2000. The Company is in violation of certain of these covenants at December 31, 1998 and has not received a waiver from these covenants.

    CONVERTIBLE SUBORDINATED DEBENTURES The Company issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA Engineering, Inc. in 1994. The debentures bear interest at 7 7/8% with interest payments due semi-annually on March 15th and September 15th. The conversion feature permits the holder to convert the debentures into shares of the Company's Common Stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at the Company's option at any time after August 18, 1997 upon payment of a premium. At December 31, 1998 the fair market value of the debentures outstanding based on their quoted trading price was approximately $52,048,000.

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 5: FINANCIAL INSTRUMENTS (CONTINUED)
    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    CASH AND CASH EQUIVALENTS The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

    ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

    AVAILABLE-FOR-SALE SECURITIES The fair values for available-for-sale securities are based on quoted market prices.

    LINE OF CREDIT The carrying amount of the Company's line of credit approximates its fair value since the line of credit carries a floating interest rate.

    CONVERTIBLE SUBORDINATED DEBENTURES The fair market value of the debentures outstanding is based on their quoted trading price.

    The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                1998                          1997
                                    ----------------------------  ----------------------------
                                    CARRYING AMOUNT   FAIR VALUE  CARRYING AMOUNT   FAIR VALUE
                                    ----------------  ----------  ----------------  ----------
                                                       DOLLARS IN THOUSANDS
Cash and cash equivalents.........     $   10,822     $   10,822     $   10,846     $   10,846
Securities available for sale.....         16,481         16,481         16,083         16,083
Accounts receivable...............         39,674         39,674         38,204         38,204
Accounts payable..................         (3,159)        (3,159)        (2,066)        (2,066)
Line of credit....................        (10,800)       (10,800)            --             --
Convertible subordinated
  debentures......................        (56,574)       (52,048)       (56,574)       (56,574)

NOTE 6: ACCOUNTS RECEIVABLE

    The components of the Company's allowance for doubtful accounts receivable, consist of the following:

                                                                           YEARS ENDED DECEMBER
                                                                                   31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
                                                                           DOLLARS IN THOUSANDS
Beginning balance........................................................  $   1,691  $   1,700
Amounts charged to expense...............................................      2,203      1,243
Write-downs against the reserve..........................................       (289)    (1,252)
                                                                           ---------  ---------
Ending balance...........................................................  $   3,605  $   1,691
                                                                           ---------  ---------
                                                                           ---------  ---------

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 7: PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                         DOLLARS IN THOUSANDS
Computers and other equipment.........................................  $   24,496  $   32,558
Furniture and fixtures................................................       2,393       1,804
Leasehold improvements................................................       2,499       1,748
                                                                        ----------  ----------
                                                                            29,388      36,110
Less accumulated depreciation and amortization........................     (20,493)    (27,584)
                                                                        ----------  ----------
                                                                        $    8,895  $    8,526
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 8: CAPITALIZED SOFTWARE COSTS

    Amortization of capitalized software costs of $11,974,000, excluding $7,771,000 of impairment charges, in 1998, $12,043,000 in 1997, and $7,536,000 in 1996 is included in cost of revenues. Costs of internally developed software that were capitalized amounted to $11,600,000 in 1998, $12,545,000 in 1997, and $8,075,000 in 1996. In addition, the Company purchased certain software that was capitalized in 1998 and 1997 amounting to $1,313,000 and $182,000, respectively.

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                         DOLLARS IN THOUSANDS
Capitalized software costs............................................  $   70,470  $   65,328
Less accumulated amortization.........................................     (49,436)    (37,462)
                                                                        ----------  ----------
Capitalized software costs, net.......................................  $   21,034  $   27,866
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 9: GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill amounting to approximately $11,146,000 and $10,076,000 net of accumulated amortization of $6,618,000 and $5,112,000 as of December 31, 1998 and 1997, respectively, arising from acquisitions is amortized on the straight-line basis over a period of 10 years. Other intangibles amounted to approximately $12,850,000 and $4,071,000, net of accumulated amortization of $3,430,000 and $2,667,000 as of December 31, 1998 and 1997, respectively, and are amortized on a straight-line basis over three to 10 years. The carrying value of intangibles is evaluated periodically in relation to the operating performance and the future undiscounted cash flows of the underlying business. Adjustments are made if the sum of expected future net cash flows is less than book value. Refer to Note 3: Impairment of Assets.

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 10: OTHER ACCRUED LIABILITIES

    The components of the Company's other accrued liabilities, consist of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                          DOLLARS IN THOUSANDS
Debenture interest payable..............................................  $   1,325  $   1,317
Royalties payable.......................................................      1,169        898
Commissions payable.....................................................      1,226      1,901
Consumption taxes payable...............................................      2,896      2,583
Retirement benefits.....................................................      1,929      2,396
Incentive compensation payable..........................................      1,222        230
Other...................................................................      4,535      4,622
                                                                          ---------  ---------
Total...................................................................  $  14,302  $  13,947
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 11: TAXES BASED ON INCOME

    The provision (benefit) for taxes based on income (loss) consists of the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
                                                                       DOLLARS IN THOUSANDS
Current:
  Federal.......................................................  $   1,994  $     293  $     584
  State.........................................................        489        160        422
  Foreign.......................................................      2,786      4,459      3,669
                                                                  ---------  ---------  ---------
                                                                      5,269      4,912      4,675
Deferred........................................................     (5,465)       182         --
                                                                  ---------  ---------  ---------
                                                                  $    (196) $   5,094  $   4,675
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The foreign tax provision for 1998, 1997, and 1996 includes withholding taxes of $2,075,000, $2,546,000, and $1,780,000, respectively, assessed to the Company by foreign authorities on foreign revenues remitted to the U.S. The Company's foreign operations realized combined taxable income (loss), including inter-company charges and before taxes of $(4,134,000) in 1998, $2,889,000 in 1997, and $2,025,000 in 1996.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 11: TAXES BASED ON INCOME (CONTINUED) purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                          DOLLARS IN THOUSANDS
Deferred tax liabilities
  Capitalized software..................................................  $   8,406  $  12,200
  Intangible assets.....................................................      1,035      1,221
  Organization Costs....................................................        344        473
  Prepaid expenses......................................................         74         94
  Other.................................................................         13         10
                                                                          ---------  ---------
      Total deferred tax liabilities....................................      9,872     13,998

Deferred tax assets
  State taxes...........................................................        180        576
  Accrued liabilities...................................................        610        374
  Net operating losses..................................................      5,692      4,945
  Deferred revenue......................................................      3,794      1,093
  Foreign deferred taxes................................................      1,788      1,782
  Undistributed earnings of foreign subsidiaries........................        868      3,006
  Business credits......................................................      1,296      1,684
  Sale of business unit.................................................         32        388
  Restructuring liability...............................................        458         --
  Benefits and compensation.............................................      1,288      1,078
  Book in excess of tax depreciation....................................        239        164
                                                                          ---------  ---------
      Total deferred tax assets.........................................     16,245     15,090
  Valuation allowance...................................................     (5,258)    (5,442)
                                                                          ---------  ---------
      Net deferred tax assets...........................................     10,987      9,648
                                                                          ---------  ---------
  Net deferred tax (assets)/liabilities.................................  $  (1,115) $   4,350
                                                                          ---------  ---------
                                                                          ---------  ---------

    The balance sheet presentation of the net deferred taxes
(assets)/liabilities are as follows:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
                                                                           DOLLARS IN THOUSANDS
Net long-term deferred tax liability.....................................  $   5,173  $   7,766
Current deferred charges.................................................     (6,288)    (3,416)
                                                                           ---------  ---------
Net deferred tax (assets)/liabilities....................................  $  (1,115) $   4,350
                                                                           ---------  ---------
                                                                           ---------  ---------

    At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $16,264,000. The federal net operating loss carryforwards expire at various dates through the year 2012. An acquisition by the Company in 1993 constituted an ownership change for federal income tax purposes and as a result, the amount of net operating loss carryforwards that may be

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 11: TAXES BASED ON INCOME (CONTINUED) utilized in any given year may be limited. For financial reporting purposes, a valuation allowance of $5,258,000 at December 31, 1998, $5,442,000 at December 31, 1997, and $5,800,000 at December 31, 1996 has been recognized to offset the deferred tax assets relating to acquisition before 1996. The decrease in the valuation allowance of $184,000 in 1998 is attributable to the utilization of previously acquired net operating losses.

    The following table reconciles the provision for taxes based on income before taxes to the statutory federal income tax rate of 35% for the years ended December 31, 1998, 1997 and 1996.

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
                                                                     DOLLARS IN THOUSANDS
Tax provision (benefit) at statutory rate.....................  $  (4,611) $   5,243  $   5,036
Increase (decrease) related to:
State income taxes, net of federal benefits...................       (156)       564        509
Amortization of goodwill......................................      1,112        527        527
Income of Foreign Sales Corporation...........................     (1,136)    (1,056)    (1,201)
Excludable portion of investment income.......................       (271)       (66)       (24)
Federal and state research and development tax credits........       (631)      (526)        --
Benefit from net operating loss...............................        (21)        --       (104)
Foreign losses not benefited..................................      3,331         --         --
Acquired in-process technology................................      2,100         --         --
Other, net....................................................         87        408        (68)
                                                                ---------  ---------  ---------
                                                                $    (196) $   5,094  $   4,675
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

NOTE 12: INTERNATIONAL OPERATIONS

    The Company operates in a single reportable segment. International Operations consist primarily of foreign sales offices selling software developed in the U.S. combined with local service revenue. The following tables summarize consolidated financial information of the Company's operations by geographic location:

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1998        1997        1996
                                                           ----------  ----------  ----------
                                                                  DOLLARS IN THOUSANDS
Revenues:
  The Americas (substantially the U.S.)..................  $   58,409  $   60,326  $   56,203
  Europe.................................................      39,875      37,514      40,635
  Asia-Pacific...........................................      27,113      34,964      35,243
                                                           ----------  ----------  ----------
  Consolidated...........................................  $  125,397  $  132,804  $  132,081
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                       THE MACNEAL-SCHWENDLER CORPORATION

NOTE 12: INTERNATIONAL OPERATIONS (CONTINUED)

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1998        1997        1996
                                                           ----------  ----------  ----------
                                                                  DOLLARS IN THOUSANDS
Identifiable assets:
  The Americas (substantially the U.S.)..................  $  100,267  $   97,736  $   87,299
  Europe.................................................      26,353      19,798      21,151
  Asia-Pacific...........................................      12,209      11,519      11,336
                                                           ----------  ----------  ----------
  Consolidated...........................................  $  138,829  $  129,053  $  119,786
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The net assets of the Company's foreign subsidiaries totaled $16,875,000, $17,309,000, and $17,638,000 in 1998, 1997 and 1996, respectively, excluding inter-company items. Long-lived assets included in these amounts were $4,413,000, $3,499,000, and $3,405,000, in 1998, 1997 and 1996, respectively.
The taxable income of the Company's foreign subsidiaries is reported in Note 11:
Taxes Based on Income.

NOTE 13: EMPLOYEE BENEFITS

    The Company contributes an amount, integrated with Social Security, to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. Contributions charged to expense in connection with this plan were approximately $1,704,000 in 1998, $2,694,000 in 1997, and $2,960,000 in 1996. The plan has a
401(k) feature to permit voluntary employee contributions, which does not affect the Company's expenses.

    The Company adopted a non-qualified supplemental retirement plan during the year ended December 31, 1995. The Company contributes an amount, integrated with Social Security and the Company's defined contribution plan, covering certain key employees who have completed a specified term of service with the Company. Contributions charged to expense in connection with this plan were approximately $58,000 in 1998, $134,000 in 1997, and $148,000 in 1996.

    The Company announced the termination of its post retirement health care plan in the third quarter of 1998. The accrued obligation of the plan totaling $1,157,000 was recorded as a reduction to selling, general and administrative expense in the third quarter of 1998. The plan had been established for employees completing minimum age and years of service requirements. The plan provided for a benefit offsetting premiums for health care coverage. The amount of the benefit was based on a combination of the age of the participant and the number of years of service at retirement. The gross remaining accumulated post-retirement obligation was approximately $112,000 and $1,241,000 at December 31, 1998 and 1997, respectively. The liability at December 31, 1998 represents the Company's obligation to reimburse certain employees for their health insurance premiums through June 1999. The Company was recognizing past service cost over 20 years. Total expense excluding the gain recognized on the termination of the plan for the years ended December 31, 1998, 1997 and 1996 was $54,000, $334,000, and $298,000, respectively.

NOTE 14: STOCK OPTION PLANS AND WARRANTS

1983 PLAN

    The 1983 MacNeal-Schwendler Incentive Stock Option Plan for Key Employees provided for the granting of options for the purchase of up to 900,000 authorized but unissued shares of the Company's Common Stock, at option prices of not less than the fair market value of the common shares at the date of grant. The options become fully exercisable one year from the date of grant and expire five years after the date of grant. The 1983 Plan expired in 1994, therefore no additional shares are available for grant.

    A summary of stock option activity is as follows:

                                                             OPTION PRICE    WEIGHTED AVERAGE
                                                  OPTIONS      PER SHARE      EXERCISE PRICE
                                                 ---------  ---------------  -----------------
Outstanding at December 31, 1995...............    205,645   $ 8.00-$16.13       $   13.59
Exercised......................................       (300)  $ 8.00-$ 8.00       $    8.00
Canceled.......................................    (53,345)  $ 8.00-$16.13       $   12.51
                                                 ---------
Outstanding at December 31, 1996...............    152,000   $13.38-$14.25       $   13.98
Canceled.......................................    (73,400)  $13.38-$14.25       $   13.66
                                                 ---------
Outstanding at December 31, 1997...............     78,600   $13.38-$14.25       $   14.29
Canceled.......................................    (78,600)  $13.38-$14.25       $   14.29
                                                 ---------
Outstanding at December 31, 1998...............         --        --                    --
                                                 ---------
                                                 ---------

    All options outstanding were exercisable at December 31, 1997 and 1996.

1991 PLAN

    The MacNeal-Schwendler 1991 Stock Option Plan, as amended, consists of two parts--a "Key Employee Program" that allows discretionary awards of nontransferable incentive stock options and non-qualified stock options to officers and other key employees, and a "Non-Employee Director Program" that provides for automatic annual grants of nontransferable, non-qualified stock options to non-employee directors.

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

    A summary of stock option activity is as follows:

                                                             OPTION PRICE    WEIGHTED AVERAGE
                                                 OPTIONS       PER SHARE      EXERCISE PRICE
                                                ----------  ---------------  -----------------
Outstanding at December 31, 1995..............   1,720,500   $8.00-$19.38        $   13.39
Granted.......................................     626,350   $6.50-$15.88        $    9.11
Exercised.....................................     (18,000)  $8.00-$15.38        $   13.40
Canceled......................................    (137,500)  $8.00-$19.38        $   14.14
                                                ----------
Outstanding at December 31, 1996..............   2,191,350   $6.50-$15.88        $   12.14
Granted.......................................     107,000   $7.75-$13.06        $   10.46
Exercised.....................................     (24,600)  $6.50-$11.00        $    7.11
Canceled......................................    (196,950)  $6.50-$15.38        $   12.65
                                                ----------
Outstanding at December 31, 1997..............   2,076,800   $6.50-$15.88        $   12.07
Granted.......................................   1,167,350   $5.38-$11.25        $    9.28
Exercised.....................................     (64,950)  $6.50-$11.00        $    8.78
Canceled......................................    (629,750)  $7.75-$15.88        $   13.27
                                                ----------
Outstanding at December 31, 1998..............   2,549,450   $5.38-$15.88        $   10.58
                                                ----------
                                                ----------

    The number of options exercisable under the 1991 Plan at December 31, 1998, 1997, and 1996 were 1,386,150, 1,743,300, and 1,857,850, respectively.

1998 PLAN

    The MacNeal-Schwendler 1998 Stock Option Plan consists of two parts--a "Key Employee Program" that allows discretionary awards of nontransferable incentive stock options and non-qualified stock options to officers and other key employees, and a "Non-Employee Director Program" that provides for automatic annual grants of nontransferable, non-qualified stock options to non-employee directors.

    The "Key Employee Program" section of the 1998 Plan provides for the granting of both incentive stock options and non-qualified options for the purchase of up to 940,000 authorized but unissued shares of the Company's common stock at the fair market value of such shares on the date the option is granted, or for non-qualified options at such price as the Compensation Committee may determine.

    The "Non-Employee Director Program" section of the 1998 Plan provides for automatic grants to members of the Board of Directors who are not officers or employees of the Company or its subsidiaries. A maximum of 60,000 shares of Company authorized but unissued common stock may be issued upon the exercise of options under the "Non-Employee Director Program." All eligible directors will receive annual non-discretionary grants of non-qualified stock options for the purchase of 3,000 shares of the Company's common stock. Options to be granted to non-employee directors under the 1998 Plan would not begin until 2000.

    Options under the 1998 Plan are exercisable up to ten years from the date of grant, subject to transfer restrictions and vesting provisions outlined at the grant date. The Plan provides that vesting may be accelerated in certain events related to changes in control of the Company, unless the Compensation Committee, prior to such change in control, determines otherwise. Similarly, the Plan provides that the Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options. No amendment or cancellation and re-grant, subject to permitted adjustments, shall reduce the per share exercise price to a price less than 100% of the fair market value of the Common Stock on the Option date of the initial Option.

    A summary of stock option activity is as follows:

                                                               OPTION PRICE   WEIGHTED AVERAGE
                                                     OPTIONS     PER SHARE     EXERCISE PRICE
                                                    ---------  -------------  -----------------
Outstanding at December 31, 1997..................         --       --                   --
Granted...........................................    600,000   $5.38-$9.00       $    8.00
                                                    ---------
Outstanding at December 31, 1998..................    600,000   $5.38-$9.00       $    8.00
                                                    ---------
                                                    ---------

    No options were exercisable under the 1998 Plan at December 31, 1998.

    At December 31, 1998 and 1997, the per-share weighted-average exercise prices of the stock options exercisable under the 1998 Plan were none and none, under the 1991 Plan were $11.46 and $12.23, and under the 1983 Plan were none and $14.29, respectively. Options to purchase 711,000 and 848,600 shares were available for future grant as of December 31, 1998 and 1997, respectively. At December 31, 1998 the weighted-average remaining contractual life for stock options granted under the 1998 Plan, 1991 Plan, and 1983 Plan was 8, 6 years, and none, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    In September 1996, the Company's Board of Directors adopted The MacNeal-Schwendler Corporation 1996 Employee Stock Purchase Plan. This Plan was approved by the shareholders at the 1997 annual meeting of shareholders. Under the Plan, a maximum of 750,000 shares of the Company's common stock have been made available for purchase by eligible employees electing to participate in the Plan. The Plan is intended to provide participating eligible employees an additional incentive to advance the best interests of the Company through ownership of common stock. At January 31, 1999, a total of 143 eligible employees elected to participate in the Plan with total payroll deductions as of that date equal to $352,000. Purchases totaling 90,000 shares for $627,700, 48,500 shares for $406,500 and 54,100 shares for $386,600 were exercised on July 31, 1997, January 31, 1998 and July 31, 1998, respectively. There are 557,400 remaining shares eligible for purchase under the Plan as of December 31, 1998.

STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the results of operations for the stock option grants. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the pro forma amounts as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                    1998       1997       1996
                                                                 ----------  ---------  ---------
                                                                       DOLLARS IN THOUSANDS
Net income (loss)--as reported.................................  $  (12,979) $   9,887  $   9,711
Net income (loss)--pro forma...................................     (13,371)     8,194      7,662
Basic earnings (loss) per share--as reported...................       (0.95)      0.73       0.72
Basic earnings (loss) per share--pro forma.....................       (0.98)      0.61       0.57
Diluted earnings (loss) per share--as reported.................       (0.95)      0.73       0.72
Diluted earnings (loss) per share--pro forma...................       (0.98)      0.47       0.44

    Note: Diluted earnings per share are presented as equal to or less than basic earnings per share.

    Using the Black-Scholes valuation model, the per share weighted-average fair value of stock options granted during the fiscal years ended December 31, 1998, 1997, and 1996 was $4.23, $4.37, and $4.69, respectively.

    The pro forma effect on the Company's net income and basic earnings per share for 1998, 1997, and 1996 is not representative of the pro forma effect in future years. The pro forma effect does not take into consideration compensation expense related to grants made prior to 1996 or additional grants in future years which are anticipated. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1998: dividend yield of 0%; expected volatility of 46.1%; risk-free interest rate of 7.0%. The following weighted-average assumptions were used for grants made in 1997: dividend yield of 0%; expected volatility of 41.9%; risk-free interest rate of 7.0%. The following weighted average assumptions were used for grants made in 1996: dividend yield of 0%; expected volatility of 42.0%; risk-free interest rate of 7.5%.

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

WARRANTS

    On March 9, 1998 the Company entered into a joint-development and marketing arrangement with Kubota Solid Technology Corporation (KSTC). This arrangement allows KSTC to purchase warrants with an aggregate exercise price of up to $3,000,000 to purchase shares of the Company's common stock. The exercise price is equal to the fair market value of the common stock on the date of issuance of the warrants. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The arrangement also provides KSTC with marketing rights to a specific technology being developed.

    For the year ended December 31, 1998, the Company has recorded $944,000 of service revenue related to the development effort and marketing rights provided under the arrangement and issued warrants to KSTC valued at $556,000 to purchase 185,843 shares of the Company's common stock. The warrants were recorded at fair value under the Black-Scholes valuation method. The warrants issued have exercise prices ranging between $6.188 per share and $11.375 per share. KSTC has the right to purchase additional warrants with an aggregate exercise price of $1,500,000 through December 31, 1999 under the arrangement.

    The Company has no obligation under the arrangement to produce a commercially viable product or technology or to refund any monies contributed by KSTC.

NOTE 15: COMMITMENTS AND CONTINGENCIES

    The Company leases facilities and equipment under various lease agreements, which range from one to ten years, which require the following minimum annual rental commitments:

OPERATING LEASES                                                               DOLLARS IN
YEARS ENDED DECEMBER 31                                                         THOUSANDS
-------------------------------------------------------------------------  -------------------
1999.....................................................................       $   6,543
2000.....................................................................           4,744
2001.....................................................................           3,451
2002.....................................................................           2,032
2003.....................................................................           1,745
Thereafter...............................................................           2,577
                                                                                  -------
                                                                                $  21,092
                                                                                  -------
                                                                                  -------

    The combined annual rental cost for various facilities and equipment under operating leases approximated $6,900,000 in 1998, $5,575,000 in 1997, and $5,289,000 in 1996. In most cases management expects that in the normal course of business, leases will be renewed or replaced by others.

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of other comprehensive income are as follows:

                                                                                CURRENCY     UNREALIZED
                                                                               TRANSLATION   INVESTMENT
                                                                               ADJUSTMENTS      GAIN         TOTAL
                                                                               -----------  -------------  ---------
                                                                                          (IN THOUSANDS)
Balance at December 31, 1995.................................................   $  (1,393)    $      --    $  (1,393)
Currency translation adjustment..............................................      (1,232)           --       (1,232)
                                                                               -----------          ---    ---------
Balance at December 31, 1996.................................................      (2,625)           --       (2,625)

Currency translation adjustment..............................................      (1,857)           --       (1,857)
                                                                               -----------          ---    ---------
Balance at December 31, 1997.................................................      (4,482)           --       (4,482)

Currency translation adjustment..............................................       1,252            --        1,252
Unrealized investment gain...................................................          --            11           11
                                                                               -----------          ---    ---------
Balance at December 31, 1998.................................................   $  (3,230)    $      11    $  (3,219)
                                                                               -----------          ---    ---------
                                                                               -----------          ---    ---------

    The Company does not provide any deferred tax benefit for translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future and the amount of tax associated with the unrealized gain was immaterial.

NOTE 17: SHAREHOLDERS' EQUITY

    In September 1988, the Company distributed to common shareholders one right for each outstanding share of Common Stock. Each right entitled the holder to purchase one-half share of Common Stock at an exercise price of $50 subject to adjustment. The rights were attached to all Common Stock certificates and no separate right certificate was distributed. The rights expired on September 19, 1998.

    In October 1998 a new Stockholder Rights Plan was adopted. As part of this Plan, a special type of dividend was declared on the Common Stock of the Company distributing these rights to all stockholders of record on October 16, 1998. These rights, which do not have any shareholder rights, including voting or dividend rights, will expire on October 5, 2008 unless earlier redeemed by the Company prior to expiration at a price of $.01 per right. The rights automatically transfer with a transfer of Common Stock until the time they become exercisable, which happens when certain specified events occur. If the rights become exercisable, they entitle the holders thereof to purchase stock of the Company at a price of $35.00, subject to certain other provisions of the plan. At December 31, 1998, approximately 13,710,713 shares of Common Stock were reserved for issuance in connection with these rights.

    The debentures issued by the Company have a feature that allows the holder to convert the debentures to Common Stock of the Company at a conversion price of $15.15 per share. At December 31, 1998, approximately 3,734,000 shares were reserved for issuance upon conversion of debentures.

NOTE 18: EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                         1998*           1997           1996
                                                                     --------------  -------------  -------------
Numerator:
  Numerator for basic earnings (loss) per share....................  $  (12,979,000) $   9,887,000  $   9,711,000
  Effect of dilutive securities:
    Interest on 7-7/8% convertible debentures, net of tax..........              --      2,941,000      3,008,000
                                                                     --------------  -------------  -------------
  Numerator for diluted earnings (loss) per share..................  $  (12,979,000) $  12,828,000  $  12,719,000
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Denominator:
  Denominator for basic earnings (loss) per share-- weighted
    average shares.................................................      13,655,000     13,514,000     13,452,000
  Effect of dilutive securities:
    Employee stock options.........................................              --        114,000        124,000
    7-7/8% convertible debentures..................................              --      3,734,000      3,734,000
                                                                     --------------  -------------  -------------
  Dilutive potential common shares.................................              --      3,848,000      3,858,000

  Denominator for diluted earnings (loss) per share-- adjusted
    weighted average shares and assumed conversions................      13,655,000     17,362,000     17,310,000
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Basic earnings (loss) per share....................................  $        (0.95) $        0.73  $        0.72
Diluted earnings (loss) per share..................................  $        (0.95) $        0.73  $        0.72

------------------------

* Anti-dilutive options and debentures are excluded from the 1998 calculation of diluted earnings per share.

    For additional disclosures regarding the convertible debentures and employee stock options, Refer to Note 5: Financial Instruments and Note 14: Stock Option Plans and Warrants.

    Options to purchase 2,524,000 shares, 1,592,000 shares, and 1,771,000 shares of common stock at $8.625 to $15.875 per share, $10.50 to $15.875 per share, and $10.50 to $15.875 per share were outstanding during 1998, 1997, and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is selected quarterly financial data for the years ended December 31, 1998 and 1997.

                                                                                 1998
                                                      ----------------------------------------------------------
                                                           1ST            2ND            3RD           4TH*
                                                      -------------  -------------  -------------  -------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenues............................................  $      37,770  $      29,679  $      28,775  $      29,173
Operating expenses, net.............................         29,391         28,977         27,351         49,719
                                                      -------------  -------------  -------------  -------------
Operating income (loss).............................          8,379            702          1,424        (20,546)
Other expense, net..................................            855            721            395          1,163
                                                      -------------  -------------  -------------  -------------
Income (loss) before income taxes...................          7,524            (19)         1,029        (21,709)
Provision for income taxes..........................          2,558             (6)           350         (3,098)
                                                      -------------  -------------  -------------  -------------
Net income (loss)...................................  $       4,966  $         (13) $         679  $     (18,611)
Basic earnings (loss) per share.....................  $        0.36  $        0.00  $        0.05  $       (1.36)
Diluted earnings (loss) per share...................  $        0.33  $        0.00  $        0.05  $       (1.36)
Basic weighted average shares outstanding...........     13,636,000     13,678,000     13,596,000     13,711,000
Diluted weighted average shares outstanding.........     17,539,000     13,678,000     17,353,000     13,711,000

------------------------

* Reflects a reduction in revenue of $9,398,000 related to the change in how the Company recognizes revenue, an in-process research and development charge of $6,000,000 related to the acquisition of Knowledge Revolution, impairment charges of $8,164,000 in cost of revenue and restructuring and other impairment charges of $2,365,000.

                                                                                 1997
                                                      ----------------------------------------------------------
                                                           1ST            2ND            3RD            4TH
                                                      -------------  -------------  -------------  -------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenues............................................  $      37,566  $      31,266  $      28,621  $      35,351
Operating expenses, net.............................         29,665         27,723         26,591         29,862
                                                      -------------  -------------  -------------  -------------
Operating income....................................          7,901          3,543          2,030          5,489
Other expense, net..................................          1,025          1,050            285          1,622
                                                      -------------  -------------  -------------  -------------
Income before income taxes..........................          6,876          2,493          1,745          3,867
Provision for income taxes..........................          2,338            848            593          1,315
                                                      -------------  -------------  -------------  -------------
Net income..........................................  $       4,538  $       1,645  $       1,152  $       2,552
Basic earnings per share............................  $        0.34  $        0.12  $        0.08  $        0.19
Diluted earnings per share..........................  $        0.31  $        0.12  $        0.08  $        0.19
Basic weighted average shares outstanding                13,459,000     13,466,000     13,561,000     13,570,000
Diluted weighted average shares outstanding.........     17,263,000     17,313,000     17,501,000     17,416,000

Note: Diluted earnings per share are presented as equal to or less than basic earnings per share.

NOTE 20: SUBSEQUENT EVENTS (UNAUDITED)

RESTRUCTURING CHARGE

    On February 3, 1999, the Company announced a new organizational structure. This change is the result of a re-evaluation of the Company's business strategy. This strategy shift emphasizes the expansion of the software business into new markets and value-added integration services. The new structure is designed to better service the existing customer base and at the same time address growth opportunities. The reorganization plan provides for a 10% reduction in the Company's worldwide workforce or the elimination of approximately 75 positions and the consolidation of 15 field offices. These changes will result in pre-tax charges of approximately $5,900,000 in the first quarter of 1999. The charges consist of severance costs and costs related to facility closures that will provide a reduction in the Company's annual infrastructure operating costs.

    Cash outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that may continue through January 2000. The Company will continue to evaluate its cost structure and adjust its organization to reflect changing business environments around the world.

CHANGE IN ESTIMATE

    Effective January 1, 1999 the Company has changed the estimated useful life of its capitalized software assets from three and four years to two and three years. The Company has always estimated the expected life of these assets based on the release cycle of its products. The Company believes that as software production cycles decrease, amortization periods should also decrease in order to coincide with version's revenue stream. Refer to Note 3: Impairment of Assets.

    The Company is making this change prospectively. Due to the continual change in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels. Therefore the effect of this change is not determinable.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of The MacNeal-Schwendler Corporation

    We have audited the accompanying consolidated balance sheets of The MacNeal-Schwendler Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The MacNeal-Schwendler Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Los Angeles, California
March 18, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

NOMINEES FOR DIRECTORS

    The following table sets forth certain information regarding the directors in Class II who are nominees for election to the Board of Directors for a three-year term.

                                                                                                            DIRECTOR
NAME                               AGE                            LAST FIVE YEARS                            SINCE
---------------------------------  ---   -----------------------------------------------------------------  -------
Donald Glickman..................  66    General Partner, J.F. Lehman and Company, a private equity          1998
                                         investment firm (1993 to present). Mr. Glickman currently serves as Chairman of Elgar Electronics (1998 to present), and a
                                         director of Burke Industries (1997 to present), Monroe Muffler
                                         Brake Inc. (1984 to present), General Aluminum (1988 to present)
                                         and Massachusetts Mutual Corporate Investors (1992 to present).
Larry S. Barels..................  50    Principal, Pacific Capital Resources, Mr. Barels' private           1998
                                         consulting practice (1996 to present). Chairman, Software.com,
                                         Inc., a privately held company that develops internet and
                                         intranet-based messaging server software (1995 to 1997). Chairman and CEO, Wavefront Technologies, a company involved in digital image manipulation and computer animation (1985 to 1995). Mr.
                                         Barels is currently a director of Miramar Systems (1990 to present).

CONTINUING DIRECTORS

    The following table sets forth certain information, furnished to the Company by the respective persons named below, about the directors who comprise Class I and Class III of the Company's Board of Directors.

    Thomas Curry resigned from the Board as of April 2, 1999 in order to pursue other opportunities. The Nominating Committee is currently searching for candidates to fill the vacancy created by Mr. Curry's resignation. Once a suitable candidate has been qualified and appointed, he or she will serve the remainder of Mr. Curry's term as a Class I director and until a successor is elected and qualified.

    The following Class III directors are currently serving until the 2000 Annual Meeting and until their respective successors are elected and qualified:

                                                                                                            DIRECTOR
NAME                               AGE                            LAST FIVE YEARS                            SINCE
---------------------------------  ---   -----------------------------------------------------------------  -------
George N. Riordan................  65    Former Chairman of the Board of the Company (February 1, 1997 to    1983
                                         December 14, 1998). Mr. Riordan is also Managing Director, George
                                         Riordan & Co., investment bankers (February 1991 to present) and is a director of Pancho's Mexican Buffet, Inc. (1993 to present).
                                         Mr. Riordan was previously a director of Lewis Galoob Toys, Inc.
                                         (1994 to 1996).
William F. Grun..................  51    President and Chief Operating Officer, Optum Software, a            1997
                                         privately held supply chain software company (1996 to present).
                                         Mr. Grun previously served in various senior management positions for AlliedSignal Inc. (1989 to 1996), including
                                         President-Aerospace Systems and Equipment, President--
                                         AirResearch Los Angeles Division and Vice President
                                         Operations--AlliedSignal Aerospace Company.

    The following Class I director is currently serving until the 2001 Annual Meeting and until his successor is elected and qualified:

                                                                                                            DIRECTOR
NAME                               AGE                            LAST FIVE YEARS                            SINCE
---------------------------------  ---   -----------------------------------------------------------------  -------
Frank Perna......................  61    Chairman and Chief Executive Officer (December 14, 1998 to          1994
                                         present) of the Company. Chairman and Chief Executive Officer,
                                         EOS, a privately held provider of power supplies for electrical equipment and notebook computers (1994 to 1998). Mr. Perna also serves as a director of Durand Inc., a privately held Internet software company, Software.com, Inc., a privately held company that develops internet and intranet-based messaging server software and Intellisys, a privately held electronics
                                         distributor. Mr. Perna previously served as director of PDA
                                         Engineering (1990 to 1994) and was a member of the Board of
                                         Directors of PDA Engineering at the time it was acquired by the
                                         Company.

    Other information regarding the Company's executive officers is included under the caption 'Executive Officers of the Registrant" in Part I, Item 1.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based on a review of forms filed, director Donald Glickman and former director Paul MacCready each filed one late report on Form 4. The Company believes that other SEC filings of its officers, directors and ten percent stockholders complied with the requirements of Section 16 of the Securities and Exchange Act during 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                         ANNUAL COMPENSATION             AWARDS(1)
                                                -------------------------------------  -------------
                                                                        OTHER ANNUAL    SECURITIES      ALL OTHER
                                                                        COMPENSATION    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION            YEAR     SALARY($)  BONUS($)(2)     ($)(3)      OPTIONS(#)(4)     ($)(5)
-----------------------------------  ---------  ---------  -----------  -------------  -------------  -------------
Frank Perna(6) ....................       1998     14,808           0        87,930         278,000             0
  Chairman and Chief Executive            1997          0           0        48,925           3,000             0
  Officer                                 1996          0           0        38,800           3,000             0

Thomas C. Curry(6) ................       1998    292,500      82,500             0         175,000        35,580
  former Chief Executive Officer          1997    275,000           0             0               0        51,272
  and President                           1996    267,997      46,680             0         120,000        50,025

Louis A. Greco ....................       1998    203,750      73,100             0         105,000        23,747
  Chief Financial Officer                 1997    195,000           0             0               0        35,272
                                          1996    195,000      35,362             0          25,000        35,426

James B. Archer ...................       1998    224,375      27,500             0         115,000         5,469
  Senior Vice President                   1997     73,333      27,500             0          30,000             0
                                          1996          0           0             0               0             0

Kenneth D. Blakely ................       1998    191,000      65,000             0         115,000        22,047
  Senior Vice President                   1997    146,667           0             0               0        25,605
                                          1996    146,311      18,935             0          25,000        25,688

George N. Riordan(6) ..............       1998    200,000           0             0         128,000             0
  former Chairman                         1997    175,000           0         6,200           3,000             0
                                          1996          0           0        42,725           3,000             0

------------------------

NOTES TO SUMMARY COMPENSATION TABLE:

(1) The Company did not make any payments or awards that would be classifiable under the "Restricted Stock Award" and "LTIP Payout" columns otherwise required to be included in the Table by the applicable Securities and Exchange Commission ("SEC") disclosure rules.

(2) Annual bonus amounts were paid in the fiscal years indicated, but were accrued and earned in relation to performance during the previous fiscal year. For example, bonuses shown for 1998 were paid in March 1998 but relate to performance for the 1997 fiscal year.

(3) The amounts included in this column for each of the named executive officers do not include the value of certain perquisites which in the aggregate did not exceed the lower of $50,000 or 10% of each named executive's aggregate fiscal 1996, 1997 or 1998 salary and bonus compensation. The Other Annual Compensation earned by George N. Riordan and Frank Perna relates to compensation received as a member of the Board of Directors and consulting fees.

(4) Unless otherwise noted, represents shares of stock underlying options granted under The MacNeal-Schwendler Corporation 1991 Stock Option Plan, as amended (the "1991 Plan") and the 1998 Plan. There were no individual grants of stock options in tandem with stock appreciation rights ("SAR's") or freestanding SAR's made during the years ended December 31, 1996, 1997 or 1998 to the above-named executive officers.

(5) Unless otherwise noted, the amounts shown constitute Company contributions on behalf of the named individuals to (a) The MacNeal-Schwendler Corporation Profit Sharing Plan ("PSP") and (b) The

    MacNeal-Schwendler Corporation Supplemental Retirement and Deferred Compensation Plan ("SERP") in the following amounts: Thomas C. Curry: 1998:
    $12,580 to PSP, $23,000 to SERP; 1997: $18,772 to PSP, $32,500 to SERP;
    1996: $18,926 to PSP, $31,099 to SERP; Louis A. Greco: 1998: $12,580 to PSP,
    $11,167 to SERP; 1997: $18,772 to PSP, $16,500 to SERP; 1996: $18,926 to
    PSP, $16,500 to SERP; Kenneth D. Blakely: 1998: $12,580 to PSP, $9,467 to SERP; 1997: $14,972 to PSP, $10,633 to SERP; 1996: $12,176 to PSP, $13,512
    to SERP; James B. Archer: 1998: $3,281 to PSP, $2,188 to SERP.

(6) Thomas C. Curry was removed as President and Chief Executive Officer on December 14, 1998 and remained employed by the Company until January 31, 1999. George Riordan resigned from his position as Chairman of the Board on December 14, 1998. Frank Perna was elected to succeed George Riordan as Chairman of the Board and Thomas Curry as Chief Executive Officer. Mr. Riordan will continue as director of the Company; Mr. Curry resigned from the Board as of April 2, 1999.

OPTION GRANT TABLE

    The following table presents additional information concerning the stock options shown in the Summary Compensation Table and granted to the named executive officers for fiscal year 1998:

                                                                  INDIVIDUAL GRANTS
                               ---------------------------------------------------------------------------------------
                                   NUMBER OF
                                   SECURITIES       PERCENT OF TOTAL
                                   UNDERLYING        OPTIONS GRANTED                                     GRANT DATE
                                    OPTIONS          TO EMPLOYEES IN    EXERCISE PRICE    EXPIRATION       PRESENT
NAME                            GRANTED(#)(1)(2)    FISCAL YEAR 1998       ($/SH)(3)         DATE         VALUE($)
-----------------------------  ------------------  -------------------  ---------------  ------------  ---------------
Frank Perna..................        3,000(4)                 0.2%             9.750          1/02/03        9,480(5)
                                   125,000(6)                 7.5%             6.375          9/14/08      396,250(7)
                                    75,000(8)                 4.5%             5.375         12/14/08      200,250(7)
                                    75,000(9)                 4.5%             5.375         12/14/08      200,250(7)

Thomas C. Curry..............       50,000(10)(11)            3.0%             9.875          1/31/04      232,500(7)
                                   125,000(10)(12)            7.5%             9.000          1/31/04      558,750(7)

Louis A. Greco...............       30,000(11)                1.8%             9.875          1/14/08      139,500(7)
                                    75,000(12)                4.5%             9.000          7/15/08      335,250(7)

James B. Archer..............       40,000(11)                2.4%             9.875          1/14/08      186,000(7)
                                    75,000(12)                4.5%             9.000          7/15/08      335,250(7)

Kenneth D. Blakely...........       40,000(11)                2.4%             9.875          1/14/08      186,000(7)
                                    75,000(12)                4.5%             9.000          7/15/08      335,250(7)

George N. Riordan............        3,000(4)                 0.2%             9.750           1/2/03        9,480(5)
                                   125,000(10)(13)            7.5%             9.000          1/31/04      558,750(7)

------------------------

NOTES TO OPTION GRANT TABLE:

 (1) During 1998, options were granted pursuant to the 1991 Plan and the 1998 Plan. Options under the 1991 Plan and the 1998 Plan are nontransferable other than by will or the laws of descent and distribution or, in the case of the 1991 Plan, certain exceptions under Rule 16b-3 of the Securities Exchange Act of 1934. Options under the 1991 Plan are exercisable only during an optionee's term of employment, and for three months after termination of employment if as a result of permanent disability or retirement or resignation approved by the Board. Options under the 1998 Plan are generally exercisable for three months after resignation, twelve months after death or disability and either three or twelve months (depending on the nature of the option) after retirement. Both plans provide that vesting may be accelerated in certain events related to changes in control of the

     Company, unless the Compensation Committee, prior to such change in control, determines otherwise. The 1991 Plan provides that the Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options and to regrant and reprice options. Both plans are administered by the Compensation Committee of the Board.

 (2) The 1991 Plan provides, under certain circumstances, for the grant of "reload options" if an optionee uses already-owned shares of Common Stock to pay for the exercise of any options. The reload provision permits the grantee the right to purchase the same number of shares of the Company's Common Stock as the grantee used to exercise any options at an exercise price equal to the fair market value of a share of Common Stock on the date of exercise of the initial option to which the reload relates. The 1998 Plan contains no such provision.

 (3) Options were granted at an exercise price equal to the fair market value on the date of grant.

 (4) Represents grant to the non-employee director of nonqualified stock options to purchase shares of Common Stock granted on January 2, 1998 under the 1991 Plan. The options vested on January 2, 1999. These grants are not utilized in computing the percent of total options granted to employees in 1998.

 (5) Grant Date Present Value determined under Black-Scholes Valuation Method. The estimated values under the Black-Scholes model are based on the following assumptions: the risk-free rate of return is 7.0%, the expected dividend yield is 0, the expected volatility is 0.419 and the expected term is five years. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

 (6) Represents grant to the employee of non-qualified stock options to purchase shares of Common Stock granted on September 14, 1998 under the 1998 Plan that are exercisable in installments, with 25% of the options becoming exercisable one year after the date of grant and with an additional 25% of the options becoming exercisable on each successive anniversary date. Full vesting will occur on the fourth anniversary date. These grants are not utilized in computing the percent of total options granted to employees in 1998.

 (7) Grant Date Present Value determined under Black-Scholes Valuation Method. The estimated values under the Black-Scholes model are based on the following assumptions: the risk-free rate of return is 7.0%, the expected dividend yield is 0, the expected volatility is 0.461 and the expected term is ten years. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

 (8) Represents grant to employee of non-qualified stock options to purchase shares of Common Stock granted on December 14, 1998 under the 1991 Plan that are exercisable in installments, with 25% of the options becoming exercisable one year after the date of grant and with an additional 25% of the options becoming exercisable on each successive anniversary date. Full vesting will occur on the fourth anniversary date.

 (9) Represents grant to employee of non-qualified stock options to purchase shares of Common Stock granted on December 14, 1998 under the 1998 Plan that are exercisable in installments, with 25% of the options becoming exercisable one year after the date of grant and with an additional 25% of the options becoming exercisable on each successive anniversary date. Full vesting will occur on the fourth anniversary date.

(10) As part of the Separation Agreements with Thomas Curry and George Riordan, a portion of these options were cancelled as of January 31, 1999 and further modified as more fully described in "Severance Plans and Other Information" below.

(11) Represents nonqualified stock options to purchase shares of Common Stock granted on January 14, 1998 under the 1991 Plan that are exercisable in installments, with 25% of the options becoming exercisable one year after the date of grant and with an additional 25% of the options becoming exercisable on each successive anniversary date, with full vesting occurring on the fourth anniversary date.

(12) Represents grant to employee of non-qualified stock options to purchase shares of Common Stock granted on July 15, 1998 under the 1991 Plan that are exercisable in installments, with 25% of the options becoming exercisable one year after the date of grant and with an additional 25% of the options becoming exercisable on each successive anniversary date. Full vesting will occur on the fourth anniversary date.

(13) Represents grant to employee of non-qualified stock options to purchase shares of Common Stock granted on July 15, 1998 under the 1998 Plan that are exercisable in installments, with 25% of the options becoming exercisable one year after the date of grant and with an additional 25% of the options becoming exercisable on each successive anniversary date. Full vesting will occur on the fourth anniversary date.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

    The following table shows information for the named executive officers, concerning:

    (1) exercises of stock options during 1998; and

    (2) the amount and values of unexercised stock options as of December 31, 1998.

                                                                          NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                           UNDERLYING OPTIONS          IN-THE-MONEY OPTIONS
                                                                              AT FY-END(#)               AT FY-END($)(1)
                               SHARES ACQUIRED ON                      --------------------------  ----------------------------
NAME                               EXERCISE(#)      VALUE REALIZED($)  EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------------------  -------------------  -----------------  -----------  -------------  -------------  -------------
Frank Perna..................               0                   0          18,000      278,000               0         321,875
Thomas C. Curry..............               0                   0         320,000      210,000(2)            0               0
Louis A. Greco...............               0                   0         135,000      125,000(2)        5,000               0
James B. Archer..............               0                   0          15,000      130,000               0               0
Kenneth D. Blakely...........               0                   0          52,250      128,750           5,000               0
George N. Riordan............               0                   0          20,000      128,000               0               0

------------------------

NOTES TO OPTION EXERCISE TABLE:

(1) Based on the closing price of the Company's common stock on December 31, 1998 ($7.000 per share) minus the exercise price of "in-the-money" options.

(2) As part of the Separation Agreements with Thomas Curry and George Riordan, a portion of these options were cancelled as of January 31, 1999 and further modified as more fully described in "Severance Plans and Other Information" below.

SEVERANCE PLANS AND OTHER INFORMATION

    The Company has entered into severance agreements with each of the named executive officers and other key employees. These severance agreements provide that, if the Company or the employee terminates the employee's employment with the Company (other than as a result of death or disability) for any reason within two years after a change of control(1) of the Company, the employee will receive a severance payment. The severance payments will be reduced to the extent any payment is not deductible by the Company for federal income tax purposes. The severance agreements are automatically renewed annually unless the Company gives written notice that it does not wish to extend them. In addition, the agreements will continue in effect for three years after a change in control of the Company.

- PERNA, GRECO, BLAKELY & ARCHER. The severance payment for Frank Perna, Louis Greco, Kenneth Blakely and James Archer will be a cash payment of two and one-half times the average of the cash compensation received by the employee over the last five years.

- OTHER KEY EMPLOYEES. Some key employees with severance agreements who have been employed by the Company for at least five years will receive a severance payment at least equal to the average of the employee's total cash compensation over the last five years, increasing ratably to a maximum of two times the average of the last five years of such employee's total cash compensation if the employee was employed for ten years or more. Others will receive two and a half times the average of the cash compensation received by the employee over the last five years regardless of the length of service. A total of 127 employees have severance agreements with the Company.

    SEPARATION AND TERMINATION AGREEMENTS WITH THOMAS CURRY. In connection with Thomas Curry's employment with the Company, the Company entered into a Separation Agreement with Mr. Curry which provided for certain payments to Mr. Curry upon a termination of employment. Mr. Curry was removed as President and Chief Executive Officer on December 14, 1998 and his employment terminated effective January 31, 1999. Under the terms of the Separation Agreement, the Company will continue to pay Mr. Curry his base salary until July 31, 2000. The Company will also continue Mr. Curry's participation in the Company's health benefit plans for up to eighteen months after the termination date and reimburse Mr. Curry's outplacement fees (up to $35,000). The Separation Agreement also required the Company to amend 70,000 options previously granted to Mr. Curry under the 1991 Plan to allow (1) full vesting as of January 31, 1999 and (2) exercise of those options until January 31, 2000. In recognition of Mr. Curry's contributions and in consideration of his agreement to remain as an employee of the Company through January 31, 1999, the Company agreed to provide additional benefits to Mr. Curry in a Termination and General Release Agreement. Under the terms of the Termination and General Release Agreement, the Company (1) permitted Mr. Curry to make his full 401(k) contribution for 1998, (2) continued to cover Mr. Curry under the Company's insurance policies for activities related to his employment as an officer of the Company, (3) vested 105,000 of Mr. Curry's 210,000 outstanding options effective January 31, 1999 and

------------------------

 (1) Under the severance agreements, a change in control is defined to include the following transactions unless approved by a majority of the Board of
     Directors:
    (a) any person or group becomes the beneficial owner of 20% or more of the combined voting power of the Company's then outstanding securities;

    (b) the election in a contest for election of a majority of the Board who were not directors prior to such contest;

    (c) the stockholders approve the dissolution or liquidation of the Company;

    (d) the stockholders approve a merger, consolidation or other reorganization of the Company, as a result of which less than 50% of the outstanding voting securities of the resulting entity are owned by former stockholders of the Company, or

    (e) the stockholders approve the sale of all or substantially all of the assets of the Company to a person or entity which is not a subsidiary of the Company.

cancelled the remainder and (4) extended the exercise date of such vested options through January 31, 2004.

    GEORGE RIORDAN. Mr. Riordan resigned from his position as Chairman of the Board on December 14, 1998. In recognition of Mr. Riordan's contributions to the Company and in consideration of his agreement to remain as an employee of the Company until January 31, 1999, the Company agreed to provide additional benefits to Mr. Riordan in a Termination and General Release Agreement. Under the terms of the Termination and General Release Agreement, the Company (1) paid a lump sum of $100,000 to Mr. Riordan on January 31, 1999, (2) vested 62,500 of Mr. Riordan's 125,000 outstanding options effective January 31, 1999 and cancelled the remainder and (3) extended the exercise date of such vested options through January 31, 2004. On February 4, 1999, in connection with Mr. Riordan's employment as an outside director, the Company entered into a new severance agreement with Mr. Riordan in the same form that is in effect for the other outside directors of the Company. The new severance agreement provides that, if either party terminates Mr. Riordan's employment with the Company (other than as a result of death or disability) for any reason within two years after a change of control of the Company, Mr. Riordan will receive a cash severance payment of two and one-half times the annualized compensation received by Mr. Riordan for his services as a director during the last year. The severance payment may be and will be reduced to the extent any payment is not deductible by the Company for federal income tax purposes. The severance agreement is automatically renewed annually unless the Company gives written notice that it does not wish to extend.

DIRECTORS' COMPENSATION

    Directors who are also employees or officers of the Company do not receive any additional compensation for their service on the Board. Currently, non-employee directors receive a $15,000 annual retainer plus $5,000 per year for each committee chair. Directors also receive $2,500 for each Board meeting they attend and $1,500 for each committee meeting they attend. In addition, non-employee directors are reimbursed for all expenses incurred in connection with attendance at meetings of the Board and the performance of Board duties. For his services as Chairman of the Board during 1998, George Riordan received $200,000 plus medical benefits.

    Directors who are not officers or employees of the Company are eligible to participate in the Non-Employee Director Program. Under this program, directors receive a grant of options to purchase 10,000 shares of common stock of the Company upon election to the Board. On April 14, 1998, upon their appointment to the Board, Larry Barels and Donald Glickman each received a grant of 10,000 options at an exercise price of $11.00. In addition, directors receive an annual grant of options to purchase 3,000 shares of common stock on the first business day of each calendar year. On January 2, 1998, Frank Perna received 3,000 options to purchase common stock of the Company at an exercise price of $9.75. All of the options granted under the program become exercisable 12 months after the date of grant and expire on the fifth anniversary of the grant date.

    The Company has entered into consulting agreements with certain former directors who served on the Board during 1998. Under the terms of the consulting agreements, the Company will pay $12,500 per year plus reasonable travel expenses to each of Harold Harrigian, Arthur Reidel, Dale Myers and Paul MacCready in exchange for consulting services to be provided on various Company matters. The agreements with Messrs. Harrigian, Reidel, Myers and MacCready will expire in 2005, 2001, 2002 and 2001 respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Former directors Paul MacCready, Dale Myers, and current directors William Grun, Donald Glickman, Larry Barels and Frank Perna each served as members of the Compensation Committee at various times during 1998. Frank Perna became an officer of the Company on December 14, 1998, and as of that date, ceased to serve on the Compensation Committee. None of the other members or former members of the Compensation Committee are officers or employees, or former officers or employees, of the Company or any of its subsidiaries. No interlocking relationship exists between the members of the Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth as of March 31, 1999 the names, addresses, and holdings of those persons known to the Company to be beneficial owners of more than 5% of its common stock, the names and holdings of each director and each nominee for director, the names and holdings of each executive officer named in the Summary Compensation Table ("named executive officers") and the holdings of all executive officers and directors as a group:

                                                               AMOUNT BENEFICIALLY
                                                               OWNED AND NATURE OF
NAME AND ADDRESS OF                                                 BENEFICIAL
BENEFICIAL OWNER                                                   OWNERSHIP(1)       PERCENT OF CLASS(2)
------------------------------------------------------------  ----------------------  -------------------
David L. Babson and Company ................................           1,341,000(3)              9.7%
  Incorporated
  One Memorial Drive
  Cambridge, MA 02142

Royce & Associates, Inc. ...................................           1,253,813(4)              9.1%
  1414 Avenue of the Americas
  New York, NY 10019

Richard H. MacNeal .........................................           1,161,143(5)              8.5%
  501 Highland Dr.
  La Canada, CA 91011

The TCW Group, Inc. ........................................             815,200(6)              5.9%
  865 South Figueroa Street
  Los Angeles, CA 90017

Larry S. Barels ............................................              10,000                   *

Donald Glickman ............................................              14,000                   *

William F. Grun ............................................              13,000                   *

Frank Perna ................................................              34,452                   *

Thomas C. Curry(7) .........................................             443,007                 3.1%

Louis A. Greco .............................................             169,773                 1.2%

James B. Archer ............................................              25,000                   *

Kenneth D. Blakely .........................................              67,582                   *

George N. Riordan ..........................................              93,600                   *

All directors and executive officers as a group                          948,848(8)              6.5%
  (12 persons)..............................................

------------------------

NOTES TO STOCK OWNERSHIP TABLE:

  * Holdings represent less than 1% of all shares outstanding.

 (1) Except as provided with respect to certain shares held in trust with the person's spouse and as otherwise provided under state community property laws, beneficial ownership is direct (and includes shares held pursuant to The MacNeal-Schwendler Corporation Profit Sharing Plan and the Employee Stock Purchase Plan), and the person indicated has sole voting and investment power over the shares of Common Stock indicated. The amounts shown in this column include shares issuable upon

     (i) conversion of the Company's 7 7/8% Convertible Subordinated Debentures due 2004 (the "Debentures") or (ii) exercise of options which are exercisable on or within 60 days of March 31, 1999, in the following amounts: Thomas C. Curry, 426,721; Frank Perna, 21,452; George N. Riordan, 90,100; Kenneth D. Blakely, 62,250; Louis A. Greco, 142,500; James B. Archer, 25,000; Larry S. Barels, 10,000; Donald Glickman, 10,000; and William F. Grun, 13,000.

 (2) All expressions of percent of class held assume that the Debentures and options, if any, of the particular person or group in question, and no others, have been exercised.

 (3) Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by David L. Babson and Company Incorporated ("DLB") in January 1999. DLB, in its capacity as investment adviser, may be deemed the beneficial owner of 1,341,000 shares of Common Stock which are owned by numerous investment counseling clients.

 (4) Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by Royce & Associates, Inc., Royce Management Company and Charles M. Royce in February 1999. These entities are filing as a group. Royce & Associates, Inc. has sole voting and investment power with respect to 1,253,813 shares of Common Stock; Royce Management Company has sole voting and investment power with respect to 75,700 shares of Common Stock; and Charles Royce may be deemed to be a controlling person of these entities. Mr. Royce does not own any shares outside of these entities, and disclaims beneficial ownership of the shares held by Royce & Associates, Inc. and Royce Management Company.

 (5) Based upon a Form 4, dated September 10, 1996, which was filed by the Company on behalf of Richard MacNeal before he retired from the Company.

 (6) Based upon information set forth in a Schedule 13G/A filed under the Securities Exchange Act of 1934 by The TCW Group, Inc. ("TCW") and Robert Day in February 1999. TCW has shared voting and investment power with respect to 815,200 shares of Common Stock. Robert Day is also listed on such 13G/A as having shared voting and investment power with respect to 815,200 shares, as an "individual who may be deemed to control The TCW Group, Inc. and other entities which hold the Common Stock of the issuer."

 (7) Thomas C. Curry was removed as President and Chief Executive Officer on December 14, 1998 and remained employed by the Company until January 31, 1999. Mr. Curry resigned from the Board as of April 2, 1999 in order to pursue other opportunities.

 (8) Includes 862,000 shares issuable upon exercise of options granted the directors and executive officers of the Company which are exercisable on or within 60 days of March 31, 1999. See footnote 1 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

ITEM 14(A)1.  FINANCIAL STATEMENTS.

    The following consolidated financial statements of The MacNeal-Schwendler Corporation and subsidiaries as included in its annual report are included in
Item 8.

    Consolidated Balance Sheets--December 31, 1998 and 1997

    Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

    Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998

    Notes to Consolidated Financial Statements

    Report of Ernst & Young LLP, Independent Auditors

ITEM 14(A)2.  FINANCIAL STATEMENT SCHEDULES.

    The following financial statement schedule of The MacNeal-Schwendler Corporation and subsidiaries is included in this Item 14:

    Schedule II--Valuation and qualifying accounts

    All other schedules have been omitted because the information either has been shown in the consolidated financial statements or notes thereto, or is not applicable or required under the instructions.

                                  SCHEDULE II

                       THE MACNEAL-SCHWENDLER CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                 (IN THOUSANDS)

                                                                    BALANCE AT
                                                                     BEGINNING
                                                                        OF         CHARGES                    ENDING
                                                                      PERIOD     TO EXPENSE    DEDUCTIONS     BALANCE
                                                                    -----------  -----------  -------------  ---------
ACCOUNTS RECEIVABLE:
Year ended December 31, 1996......................................   $   2,586          158         1,044    $   1,700
Year ended December 31, 1997......................................   $   1,700        1,243         1,252    $   1,691
Year ended December 31, 1998......................................   $   1,691        2,203           289    $   3,605

RESTRUCTURING RESERVE:
Year ended December 31, 1998......................................   $      --          695            --    $     695

ITEM 14(A)3.  EXHIBITS.

    The following exhibits are included in this Report:

 EXHIBIT
  NUMBER
----------
  2.1            Agreement and Plan of Merger dated as of December 22, 1998 by and among The MacNeal-Schwendler Corporation, MSC
                 Holdings Co., Knowledge Revolution and Paul Baszucki, as shareholder representative (filed as Exhibit 2.1 to a
                 Current Report on Form 8-K filed January 4, 1999 and incorporated herein by reference).

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

  3.3            Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler
                 Corporation's Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

  4.1            Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and ChaseMellon Shareholder
                 Services, L.L.C., as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to
                 Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior
                 Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation's
                 Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

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

 10.1            Form of Agreement for use of MSC.NASTRAN, as modified to September 1991 (filed as Exhibit 10.1 to The
                 MacNeal-Schwendler Corporation's Annual Report on Form 10-K filed for the fiscal year ended January 31, 1992, and incorporated herein by reference).

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

 EXHIBIT
  NUMBER
----------
 10.5            Form of Indemnification Agreement between The MacNeal-Schwendler Corporation and directors, officers and agents thereof (filed as Exhibit 10.5 to The MacNeal-Schwendler Corporation's Annual Report on Form 10-K filed for the year ended January 31, 1989, and incorporated herein by reference).

 10.6(a)**       Form of Severance Agreement between The MacNeal-Schwendler Corporation and executive officers thereof.

 10.6(b)**       Form of Severance Agreement between The MacNeal-Schwendler Corporation and key employees.

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

10.11*           1998 Stock Option Plan (filed as Annex A to The MacNeal-Schwendler Corporation's Annual Proxy Statement for the
                 Annual Meeting of Shareholders held on June 10, 1999, and incorporated herein by reference).

10.12**          Separation Agreement with Thomas Curry.

10.13**          Termination and General Release Agreement with Thomas Curry.

10.14**          Termination and General Release Agreement with George Riordan.

10.15**          Form of Director Change in Control Agreement.

10.16**          Business Loan Agreement between The MacNeal-Schwendler Corporation and Union Bank of California, N.A.

   21**          Material Subsidiaries of the Registrant.

   23**          Consent of Ernst & Young LLP, Independent Auditors.

   27**          Financial Data Schedule for the year ended December 31, 1998.

 27.1**          Restated Financial Data Schedule for the year ended December 31, 1997.

 27.2**          Restated Financial Data Schedule for the year ended December 31, 1996.

------------------------

*   Denotes compensatory plan.

**  Indicates filed herewith.

ITEM 14(B).  REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE MACNEAL-SCHWENDLER CORPORATION

                                By:  /s/ FRANK PERNA, JR.
                                     ------------------------------------------
                                     Frank Perna, Jr.
                                     CHAIRMAN OF THE BOARD
                                     AND CHIEF EXECUTIVE OFFICER

                                Dated:  April 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                By:  /s/ FRANK PERNA, JR.
                                     -----------------------------------------
                                     Frank Perna, Jr.
                                     CHAIRMAN OF THE BOARD
                                     AND CHIEF EXECUTIVE OFFICER

                                Dated:  April 27, 1999

                                By:  /s/ LOUIS A. GRECO
                                     -----------------------------------------
                                     Louis A. Greco
                                     CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL AND ACCOUNTING
                                     OFFICER)

                                Dated:  April 24, 1999

                                By:  /s/ LARRY S. BARELS
                                     -----------------------------------------
                                     Larry S. Barels
                                     DIRECTOR

                                Dated:  April 24, 1999

                                By:  /s/ DONALD GLICKMAN
                                     -----------------------------------------
                                     Donald Glickman
                                     DIRECTOR

                                Dated:  April 27, 1999

                                By:  /s/ WILLIAM F. GRUN
                                     -----------------------------------------
                                     William F. Grun
                                     DIRECTOR

                                Dated:  April 26, 1999

                                By:  /s/ GEORGE N. RIORDAN
                                     -----------------------------------------
                                     George N. Riordan
                                     DIRECTOR

                                Dated:  April 27, 1999