Form 10-Q
period 1999-03-31
MACNEAL SCHWENDLER CORP
filed 1999-05-14
CIK 717238

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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



              815 Colorado Boulevard, Los Angeles, California 90041
              -----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number                                (323) 258-9111
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


The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, was 13,770,447 shares at May 7, 1999.

                       THE MACNEAL-SCHWENDLER CORPORATION
                                      INDEX

                                                                               Page No.
                                                                               --------

Part I.           Financial Information

Item 1.      Financial Statements

    Consolidated Balance Sheets - March 31, 1999 (Unaudited)
             and December 31, 1998.............................................3

    Consolidated Statements of Operations (Unaudited)
             Three Months Ended March 31, 1999 and 1998........................4

    Consolidated Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 1999 and 1998........................5

    Notes to Consolidated Financial Statements
             (Unaudited).......................................................6

Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition...........................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............16


Part II.          Other Information

Item 2.  Changes in Securities and Use of Proceeds.............................18

Item 6.  Exhibits and Reports on Form 8-K......................................18


                       THE MACNEAL-SCHWENDLER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31,              DECEMBER 31,
                                                             1999                     1998
                                                       ----------------         ----------------
ASSETS                                                   (UNAUDITED)

Current assets:
     Cash and cash equivalents                          $   20,434,000           $   10,822,000
     Securities available for sale                          15,449,000               16,481,000
     Trade accounts receivable, net                         34,114,000               39,674,000
     Deferred tax charges                                    8,206,000                6,288,000
     Other current assets                                    8,267,000                7,866,000
                                                       ----------------         ----------------
              Total current assets                          86,470,000               81,131,000

Property and equipment, net                                  8,148,000                8,895,000
Capitalized software costs, net                             21,193,000               21,034,000
Goodwill and other intangible assets, net                   22,896,000               23,996,000
Other assets                                                 3,725,000                3,773,000
                                                       ----------------         ----------------
                                                        $  142,432,000           $  138,829,000
                                                       ================         ================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $    1,768,000           $    3,159,000
     Line of credit                                         10,800,000               10,800,000
     Accrued liabilities                                    18,844,000               22,510,000
     Restructuring reserve                                   5,647,000                  695,000
     Deferred revenue                                       33,149,000               20,903,000
     Income taxes payable                                           --                1,328,000
                                                       ----------------         ----------------
              Total current liabilities                     70,208,000               59,395,000

Deferred income taxes                                        5,173,000                5,173,000
Convertible subordinated debentures                         56,574,000               56,574,000

Commitments

Shareholders' equity:
     Preferred stock, $0.01 par value, 10,000,000
         shares authorized; no shares outstanding
         at March 31, 1999 or December 31, 1998                     --                       --
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         13,770,000 and 13,711,000 issued and
         outstanding at March 31, 1999 and
         December 31, 1998, respectively, and
         common stock warrants                              32,808,000               32,310,000
     Accumulated deficit                                   (16,823,000)             (11,404,000)
     Other comprehensive income (loss)                      (5,508,000)              (3,219,000)
                                                       ----------------         ----------------
              Total shareholders' equity                    10,477,000               17,687,000
                                                       ----------------         ----------------
                                                        $  142,432,000           $  138,829,000
                                                       ================         ================

See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------------------
                                                             1999                    1998
                                                      ------------------      ------------------
Revenues:
   Software licenses                                     $   20,989,000          $   28,639,000
   Software maintenance and services                          9,664,000               9,131,000
                                                      ------------------      ------------------
       Total revenues                                        30,653,000              37,770,000

Operating expenses:
   Cost of revenue                                            7,498,000               9,424,000
   Research and development                                   4,831,000               2,246,000
   Selling, general and administrative                       17,645,000              17,154,000
   Amortization of goodwill and other intangibles             1,121,000                 567,000
   Restructuring and other impairment charges                 5,897,000                       -
                                                      ------------------      ------------------
       Total operating expenses                              36,992,000              29,391,000

Operating income (loss)                                      (6,339,000)              8,379,000

Debenture interest                                            1,114,000               1,114,000
Other expense (income), net                                     400,000                (259,000)
                                                      ------------------      ------------------
Income (loss) before income taxes                            (7,853,000)              7,524,000

Provision (benefit) for income taxes                         (2,434,000)              2,558,000
                                                      ------------------      ------------------

Net income (loss)                                      $     (5,419,000)         $    4,966,000
                                                      ==================      ==================


Basic earnings (loss) per share                        $          (0.39)         $         0.36
                                                      ==================      ==================

Diluted earnings (loss) per share                      $          (0.39)         $         0.33
                                                      ==================      ==================

Basic weighted average
       shares outstanding                                    13,770,000              13,636,000
                                                      ==================      ==================

Diluted weighted average
       shares outstanding                                    13,770,000              17,539,000
                                                      ==================      ==================

                       THE MACNEAL-SCHWENDLER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                  -----------------------------------------
                                                                         1999                   1998
                                                                  ------------------     ------------------
Cash flows from operating activities:
   Net income (loss)                                                $    (5,419,000)       $     4,966,000
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization of property and equipment             1,226,000              1,358,000
      Amortization of capitalized software costs                          1,950,000              3,312,000
      Amortization of goodwill and other intangibles                      1,122,000                567,000
      Amortization of premiums and discounts on securities
        available for sale                                                   30,000                 31,000
      Deferred income taxes                                              (1,918,000)             3,189,000
      (Gain) loss on disposal of property and equipment                       8,000                (11,000)

   Changes in assets and liabilities:
        Trade accounts receivable, net                                    5,560,000             (1,658,000)
        Other current assets                                               (401,000)               314,000
        Accounts payable                                                 (1,391,000)               191,000
        Accrued liabilities                                              (3,665,000)            (6,003,000)
        Deferred revenue                                                 12,246,000              1,991,000
        Restructuring reserve                                             4,952,000                      -
        Income taxes payable                                             (1,328,000)              (368,000)
                                                                  ------------------     ------------------
Net cash provided by operating activities                                12,972,000              7,879,000

Cash flows from investing activities:
   Purchase of securities available for sale                             (2,118,000)               (30,000)
   Sale of securities available for sale                                  3,120,000                      -
   Acquisition of property and equipment                                   (487,000)            (1,985,000)
   Purchase of software                                                    (400,000)              (145,000)
   Capitalized software costs                                            (1,709,000)            (3,467,000)
   Increase in other assets                                                  26,000               (251,000)
                                                                  ------------------     ------------------
Net cash used in investing activities                                    (1,568,000)            (5,878,000)

Cash flows from financing activities:
   Proceeds from capital stock issued                                       350,000                605,000
   Line of Credit draw                                                            -                  2,000
   Proceeds from common stock warrants issued                               148,000                      -
                                                                  ------------------     ------------------
Net cash provided by financing activities                                   498,000                607,000
Translation adjustment                                                   (2,290,000)              (619,000)
                                                                  ------------------     ------------------
Net increase (decrease) in cash and cash equivalents                      9,612,000              1,989,000
Cash and cash equivalents at beginning of period                         10,822,000             10,845,000
                                                                  ------------------     ------------------
Cash and cash equivalents at end of period                          $    20,434,000        $    12,834,000
                                                                  ==================     ==================


See accompanying notes.

                       THE MACNEAL-SCHWENDLER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial information is condensed from that which would appear in the annual financial statements and should be read in conjunction with the consolidated financial statements included in The MacNeal-Schwendler Corporation's Transition Report on Form 10-K for the year ended December 31, 1998.

         All interim financial data is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation thereof. However, it should be understood that accounting measurements at interim dates might be less precise than at year-end. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         Basic earnings per share exclude any dilutive effect of options, warrants and convertible securities. Diluted earnings per share include dilutive effect of options, warrants and convertible securities. Diluted earnings per share for the quarters ended March 31, 1999 and 1998 exclude the effects of options, warrants and convertible securities because the effect would be anti-dilutive.

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

         During the three months ended March 31, 1999, total comprehensive income amounted to a loss of ($7,709,000), compared to income of $4,347,000 for the three months ended March 31, 1998, respectively. The primary difference between net income (loss) and comprehensive income (loss) was the change in accumulated translation adjustment.

         Supplemental cash flow information for taxes paid (refunded) during the three months ended March 31, 1999 and 1998 were ($1,106,000) and $2,926,000, respectively. Additionally, the Company paid interest of $1,114,000 on its Convertible Subordinated Debentures due 2004 during both the three months ended March 31, 1999 and 1998.

NOTE 2:  CAPITALIZED SOFTWARE

         The components of net capitalized software costs as it affected earnings were as follows:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                       -------------------------------
                                                                       1999                       1998
                                                                       ----                       ----
     Software costs capitalized                                     $(1,709,000)               $(3,467,000)
     Amortization of capitalized software                             1,950,000                  3,312,000
                                                                -------------------        -------------------
     Net capitalized software costs                                 $   241,000                $  (155,000)
                                                                ===================        ===================

Amortization expense associated with capitalized software costs is reported in cost of revenue, and capitalization of software costs is reported as a reduction of research and development expense.

NOTE 3: ACCRUED LIABILITIES

         The components of accrued liabilities are as follows:

                                                        March 31,         December 31,
                                                          1999                1998
                                                          ----                ----
Compensation and related expenses                      $  5,252,000       $  6,412,000
Commissions payable                                       1,049,000          1,226,000
Pension and profit sharing                                2,438,000          3,725,000
Sales taxes payable                                       1,475,000          2,896,000
Debenture interest payable                                  206,000          1,325,000
Royalties payable                                           906,000          1,169,000
Incentive compensation                                    1,314,000          1,222,000
Other                                                     6,204,000          4,535,000
                                                       ------------       ------------
                                                       $ 18,844,000       $ 22,510,000
                                                        ===========       ============

NOTE 4: WARRANTS

         On March 9, 1998, the Company entered into a joint-development and marketing arrangement with Kubota Solid Technology Corporation (KSTC). This arrangement allows KSTC to purchase warrants with an aggregate exercise price of up to $3,000,000 to purchase shares of the Company's common stock. The exercise price is equal to the fair market value of the common stock on the date of issuance of the warrants. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of the issuance. The arrangement also provides KSTC with marketing rights to a specific technology being developed.

         For the quarter ended March 31, 1999, the Company has recorded $227,000 of service revenue related to the development effort and marketing rights provided under the arrangement and issued warrants to KSTC valued at $148,000 to purchase 62,500 shares of the Company's common stock at an exercised price of $6.00. The warrants were recorded at fair value under the Black Scholes valuation method. Through March 31, 1999 the Company has issued warrants to purchase 248,343 shares of the Company's common stock at exercise prices which range between $6.000 per share and $11.375 per share, for a total exercise price of $1,875,000, KSTC has the right to purchase additional warrants with an aggregate exercise price of $1,125,000 through December 31, 1999 under the arrangement.

         The Company has no obligation under the arrangement to produce a commercially viable product or technology or to refund any monies contributed by KSTC.

NOTE 5: RESTRUCTURING RESERVE

         On February 3, 1999 the Company announced a new organizational structure following a re-evaluation of its business strategy. The reorganization plan provides for a 10% reduction in the Company's worldwide workforce (which is approximately 75 positions), and the consolidation of 15 field offices. These changes resulted in pre-tax charges of $5,897,000 in the first quarter of 1999. The charges consist of severance costs of $3,200,000, costs related to facility consolidations of $2,200,000 and other charges of $497,000.

                                                  BALANCE AT            CHARGES                           ENDING
                                             BEGINNING OF PERIOD       TO EXPENSE       DEDUCTIONS        BALANCE
                                           -----------------------     ----------       ----------      -----------
RESTRUCTURING RESERVE:
Quarter ended March 31, 1999..............         $ 695,000           $ 5,897,000      $ 945,000       $ 5,647,000


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS

   ACCOUNTING CHANGES.

         In January 1999, the Company changed its reporting period from a January 31 fiscal year-end to a December 31 calendar year-end basis. As part of this change, the Company elected to present restated financial results on a calendar year basis.

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

   RESTRUCTURING.

         On February 3, 1999 the Company announced a new organizational structure following a re-evaluation of its business strategy. The Company will now emphasize the expansion of the software business into new markets and value-added integration services. The new structure is designed to better serve the existing customer base and at the same time address expanding growth opportunities. The reorganization plan provides for a 10% reduction in the Company's worldwide workforce (which is approximately 75 positions), and the consolidation of 15 field offices. These changes resulted in pre-tax charges of approximately $5,900,000 in the first quarter of 1999. The charges consist of severance costs of $3,200,000, costs related to facility consolidations of $2,200,000 and other charges of $500,000. The Company anticipates these charges will provide a reduction in its annual operating costs. The restructuring liability at March 31, 1999 was $5,647,000.

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

         The Company reported revenue of $30,653,000 in the first quarter of 1999, compared to revenue of $37,770,000 in the same period of 1998, a decrease of $7,117,000 or 19%. Revenue as reported in the first quarter of 1999 was adversely affected by the change in the Company's revenue recognition policy effective October 1, 1998. Software license revenue and maintenance fees account for 94% of total reported revenue for the quarter ended March 31, 1999 and 93% for the quarter ended March 31, 1998, with service revenue making up the difference. Of the 94% and 93% of the Company's revenues that consisted of software license and maintenance revenue, approximately 68% and 78% of this revenue is derived from annual renewable leases and recurring maintenance fees with the remaining 32% and 22% in the quarters ended March 31, 1999 and 1998, respectively, related to paid-up licenses.

         The Company estimates revenue would have been $27,261,000 for the first quarter of 1998, assuming the Company had been able to adopt SOP 98-9 on October 1, 1997. This would suggest a revenue increase of $3,392,000 or a growth rate of 12% when compared to the reported revenue in the first quarter of 1999. Increases in paid-up license revenue of $1,591,000, sales of third party software of $300,000 and $227,000 of other revenue between the periods are unaffected by the adoption of SOP 98-9. The additional revenue of $1,274,000 resulted from higher volumes of annual renewable leases and recurring maintenance fees. Revenues for the first quarter of 1999 include an increase in revenues of $946,000 from the inclusion of revenues from Knowledge Revolution Inc. (KR) acquired in December 1998. The KR revenues include paid-up license revenues of $655,000. The Company anticipates an increase in the percentage of revenue derived from paid-up licenses from KR for the remainder of 1999.

         Software license revenue consists of licensing fees, which are fees charged for the right to use the Company's or a third parties' software. Maintenance and services revenues include PCS and consulting services. PCS includes training, telephone support, bug fixes and upgrade privileges on a when and if available basis. Services range from installation and basic consulting to software modification and customization to meet specific customer needs. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements whereby the customer purchases a perpetual license for the use of the Company's software.

         The following table illustrates revenue by geographic region and the related growth rates between the first quarter of 1999 and 1998 in functional currencies as reported utilizing the current revenue recognition policy and estimated for the first quarter of 1998 as if SOP 98-9 had been applied:


                                % of                                                     With Revenue Change
                           Total Revenue               As Reported                             In 1998
                          -----------------    -------------------------------     --------------------------------
   The Americas                 52%                        (21%)                                 22%
   Europe                       28%                        (21%)                                 13%
   Asia-Pacific                 20%                        (23%)                                (18%)


         The decrease in reported revenues in the America's and Europe was due to the adoption of SOP 98-9 in October 1998. This decrease was offset by an increase in paid-up license revenue of $2,371,000, sales of third party software of $267,000 and $227,000 of other revenue. The decrease in revenues from our Asia-Pacific region is due primarily to a decrease in paid-up licenses totalling $780,000. This decrease is related to the continuing economic turmoil in the region. The Company continues to believe this does not reflect a reduction in the Company's market share from the region. 16% of the Company's total revenue for the first quarter of 1999 is directly related to the Japanese market, while only 4% is from the Asia-Pacific region outside of Japan. This represents a shift from the first quarter of 1998 when 15% of the Company's total revenue was directly related to the Japanese market, while 5% was from the Asia-Pacific region outside of Japan. In light of the continued economic turmoil in the region the Company remains cautious about its Asia-Pacific prospects. The revenue decrease was also mitigated by a favorable currency exchange variance.

         The Company is exposed to the impact of foreign currency fluctuations. The following table details the effect of the currency rate changes on revenue for the first quarter of 1999.

                                                 Quarter ended                  Quarter ended
                                                 March 31,1999                  March 31,1999
                                              using quarter ended            using quarter ended
                                                 March 31,1998                  March 31, 1999
      Revenues                                  exchange rates                  exchange rates
      --------------------------------    ----------------------------    ---------------------------
           Europe                                 $ 8,260,000                    $ 8,711,000
           Asia-Pacific                             5,596,000                      6,049,000
                                          ----------------------------    ---------------------------
                Total Revenue                     $13,856,000                    $14,760,000
                                          ============================    ===========================
      Exchange Rates:
           $/DM                                      0.55                            0.58
           Yen/$                                      128                            116

         Operating expenses of $36,992,000 in the first quarter of 1999 includes both restructuring costs and on-going operating costs necessary for the operation of the business, and represents an increase of $7,601,000 or 26% from the $29,391,000 reported in the same period of 1998. Operating expenses include restructuring costs of $5,897,000. Without these charges, operating expenses totaled $31,095,000 in the first quarter of 1999, an increase of $1,704,000 or 6% from the $29,391,000 reported in the first quarter of 1998. This increase was primarily attributable to: (1) a $2,585,000 increase in net research and development expense (a $827,000 increase in the gross research and development investment and a $1,758,000 decrease in capitalized software costs), (2) a $1,045,000 increase in selling, general and administrative expense and amortization of goodwill and other intangibles, offset by (3) a $1,926,000 decrease in costs of revenue including a $1,362,000 decrease in capitalized software costs amortized and a $564,000 decrease in the other costs of revenue.

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

         Cost of revenue was $7,498,000 and $9,424,000 for the quarters ended March 31, 1999 and 1998, respectively, or 24% and 25%, respectively, of revenue. Capitalized software amortization decreased to $1,950,000 in the first quarter of 1999 from $3,312,000 in the same period of the prior year. Cost of revenues, excluding software amortization was $5,548,000 for the first quarter of 1999 compared to $6,112,000 for same period of 1998, a decrease of $564,000 or 9%. This decrease predominantly resulted from: (1) a $500,000 decrease in royalty expense, (2) a $300,000 decrease in third party commissions, (3) a $355,000 decrease in subcontractor costs, offset by (4) a $151,000 increase in training and maintenance support labor and related costs and (5) a $440,000 increase in other support labor and related costs. The increase in labor and related costs were related to the reallocation of sales resources to support maintenance and consulting activities from the recent reorganization. Royalty expense is paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material.

         Gross margin, which is revenue less cost of revenue, was negatively impacted by the Company's change in its revenue recognition policy offset by the decrease in its costs of revenue noted above. Gross margin was $23,155,000 or 76% of revenues for the quarter ended March 31, 1999 as compared to $28,346,000 or 75% of revenues for the same period of the prior year representing a decrease of $5,191,000.

         Research and development expense for the quarter ended March 31, 1999 was $4,831,000 compared to $2,246,000 for the quarter ended March 31, 1998 representing an increase of $2,585,000, or 115%. The increase is the result of an increase of $827,000 in the total gross investment in research and development activities and a decrease of $1,758,000 in the amount of research and development expenditures capitalized under SFAS 86.

         The total gross investment in research and development activities for the quarter amounted to $6,540,000 or 21% of current year revenue, compared to $5,713,000, or 15% of revenue in the prior year. The total increase in the gross research and development investment was $827,000, or 14%. This increase resulted primarily from: (1) a $200,000 decrease in cost offsets related to cost sharing development agreements, (2) a $512,000 increase in development labor and related costs and (3) the addition of $115,000 of development costs from the acquisition of KR. The Company's gross research and development cost was 21% of revenue for the quarter, which remains just above management's target of 20% of total annual revenues.

         Capitalized software development costs were $1,709,000 in the first quarter of 1999 compared to $3,467,000 in the same period of 1998, a decrease of $1,758,000, or 51%. The amount of product development capitalized in any given period is a function of many factors including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency, product quality, and reduce time to market. Due to the continual change in the product development process there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

         Selling, general, and administrative expense and amortization of goodwill and other intangibles was $18,766,000 in the first quarter of 1999 compared to $17,721,000 in the same period of 1998, an increase of 6%. The $1,045,000 increase was due to: (1) a $792,000 increase in sales and marketing costs primarily from additional sales and marketing costs from the acquisition of KR, (2) a $554,000 increase in goodwill amortization from the acquisition of KR, offset by (3) a $301,000 decrease in general and administrative costs.

         As with revenue, the Company's expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on operating expense for the first quarter of 1999.

                                                    Quarter ended                   Quarter ended
                                                    March 31, 1999                  March 31, 1999
                                                  using quarter ended             using quarter ended
                                                    March 31, 1998                  March 31,1999
    Local Operating Expenses *                      exchange rates                  exchange rates
    --------------------------------------    ----------------------------    ----------------------------
         Europe                                       $ 5,805,000                     $ 6,122,000
         Asia-Pacific                                   2,068,000                       2,282,000
                                              ----------------------------    ----------------------------
    Total Local Operating Expense                     $ 7,873,000                     $ 8,404,000
                                              ============================    ============================
    Exchange Rates:
         $/DM                                            0.55                            0.58
         Yen/$                                            128                             116

    * Does not include U.S. based cost incurred on behalf of the International Operations.

         Operating income or loss, including software capitalization and amortization and restructuring costs was a loss of ($6,339,000) in the first quarter of 1999 compared to income of $8,379,000 in the same period of 1998. The first quarter of 1999 operating loss includes both the effects of the Company's adoption of SOP 98-9 in the fourth quarter of 1998 and restructuring costs in addition to on-going operating costs necessary for the operation of the business. The $14,718,000 decrease in operating income is primarily attributable to (1) restructuring costs of $5,897,000, (2) a decrease in reported revenue of $7,117,000 offset by a decrease in cost of revenue of $1,926,000 for a decrease in gross margin of $5,191,000, (3) an increase in research and development expense of $2,585,000 and (4) an increase in selling, general and administrative expense and amortization of goodwill and other intangibles of $1,045,000. Without the effect of the restructuring charges and had the Company adopted SOP 98-9 in the last quarter of 1997, the Company estimates the operating loss would have been $442,000 and $1,179,000 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 63%.

                                                                       Quarter Ended March 31,
                                                                   ------------------------------
                                                                   1999                      1998
                                                                   ----                      ----
    Operating income (loss), as reported                       $ (6,339,000)             $  8,379,000
    Adjustments:
         Revenue change, net of costs of revenue                   ---                     (9,558,000)
         Restructuring charges                                    5,897,000                   ---
                                                             -----------------         ------------------
    Total adjustments                                             5,897,000                (9,558,000)
                                                             -----------------         ------------------
    Operating income (loss), as adjusted                       $   (442,000)             $ (1,179,000)
                                                             =================         ==================

         Debenture interest reflects the interest on the convertible subordinated debentures issued as part of the acquisition of PDA Engineering in 1994. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

         Other expense was $400,000 in the first quarter of 1999 compared to income of $259,000 in the same period of 1998, a decrease of $659,000. The decrease is attributable to (1) a change in foreign exchange gains and losses from a loss of $64,000 in the first quarter of 1998 to a loss of $451,000 in the first quarter of 1999 due primarily to unrealized translation losses, (2) additional interest expense of $220,000 during the current quarter from the Company's outstanding balance under its line of credit,(3) a decrease in interest and investment income of $52,000. Other income also includes gains and losses on property, plant and equipment and other non-operating income. The Company anticipates that interest and investment income will continue to decrease throughout 1999 from 1998 levels as a result of the decrease in its cash balances following the acquisition of Knowledge Revolution.

         Net loss was ($5,419,000) in the first quarter of 1999 compared to net income of $4,966,000 in the same period of 1998, a decrease of $10,385,000. Income taxes were provided at a rate of 34% in the first quarter of 1998 versus recording a benefit at 31% in the first quarter of 1999. This rate change decreased the income tax benefit by $236,000.

COMPANY TRENDS.

         On February 3, 1999 the Company announced a new organizational structure following a re-evaluation of its business strategy. The Company will now emphasize the expansion of the software business into new markets and value-added integration services. The new structure is designed to better serve the existing customer base and at the same time address expanding growth opportunities.

         The new organization includes the Working Knowledge Division, the result of the Company's acquisition of KR in December 1998. KR is the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts. The acquisition of KR created the Company's newest product line, MSC.Working Model. MSC.Working Model is linked to popular mid-range CAD systems such as SolidWorks, Autodesk's Mechanical Desktop, and Solid Edge, and answers the questions "Will it break?" and "Will it work?" by providing stress and motion analysis capabilities. The Company expects that these changes to its organizational structure will allow the Company to continue its leadership in the high-end market and deliver tools and expertise to the mid-range and desktop markets.

         During March 1999, the Company created the Engineering-e.com group. This group will provide a full-service engineering software and solutions marketplace on the Internet. Additionally, Engineering-e.com will provide the e-commerce channel for selected Company products.

OPERATING PATTERN.

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

         The Company anticipates that revenue for the remainder of 1999 will also be affected by having a full-year of operations of the Working Knowledge Division, which was created in December 1998.

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

LIQUIDITY AND CAPITAL RESOURCES.

         Working capital needed to finance the Company's growth in the past has been provided by cash on hand and cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. The Company may engage in additional financing methods we believe are advantageous. Net cash provided by operating activities was $12,972,000 and $7,879,000 for the quarters ended March 31, 1999 and 1998, respectively. The Company's working capital at March 31, 1999 was $16,262,000, compared to $21,736,000 at December 31, 1998. Working capital at March 31, 1999 was adversely affected by the restructuring cost accrual. The KR acquisition adversely affected the Company's working capital position and its cash reserves at December 31, 1998.

         Cash outlays were $945,000 in conjunction with the $6,592,000 restructuring charge taken in the last quarter of 1998 and the first quarter of 1999 . These outlays are to be completed by the end of 1999, excluding certain lease commitments that may continue through January 2000.

         At March 31, 1999, the Company had an agreement with its principal bank for a $15,000,000 unsecured line of credit. The Company drew down on its line of credit in the amount of $10,800,000 late in the fourth quarter of 1998 in lieu of having to liquidate a portion of its securities held for sale portfolio. The line of credit bears interest at the bank's prime rate of interest with an option to fix the rate at LIBOR plus 1.9% for a period of 179 days. The interest rate was fixed under the LIBOR option at March 31, 1999 at 7% with interest payments due monthly. The line of credit matures in July 2000. The Company is in violation of certain covenants under the line of credit at December 31, 1998 and March 31, 1999. The Company repaid all of these borrowings in May of 1999 and is in the process of negotiating a new line of credit agreement.

         The Company issued convertible subordinated debentures in August 1994, in connection with its PDA acquisition, in the aggregate amount of approximately $56,608,000. The debentures bear interest at 7 7/8% with interest payments due semi-annually in March and September. A debenture interest payment was made in March 1999 for $2,228,000. The amount of interest expense will decrease if the debentures are converted into common stock. The debentures mature in August 2004 and are convertible into common stock at a price of $15.15 per share.

         Management expects to continue to invest a substantial portion of the Company's revenues in the development of new computer software technologies and products and the enhancement of certain existing products. The Company expended a total of $6,540,000 and $5,713,000 for the quarters ended March 31, 1999 and 1998, respectively, on development efforts, of which $1,709,000 and $3,467,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

         During the quarters ended March 31, 1999 and 1998, the Company acquired $487,000 and $1,985,000, respectively, of new property and equipment. Capital expenditures included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. The Company's capital expenditures vary from year to year, as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in 1999 to be consistent with those for 1998.

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

         For the quarter ended March 31, 1999, the Company recorded $227,000 of service revenue related to the development effort and marketing rights provided under the arrangement and issued warrants to KSTC valued at $148,000 to purchase 62,500 shares of the Company's common stock. The warrants were recorded at fair value under the Black Scholes valuation method. The warrants issued have an exercise price of $6.00 per share. KSTC has the right to purchase additional warrants with an aggregate exercise price of $1,125,000 through December 31, 1999 under the arrangement. The Company has no obligation under the arrangement to produce a commercially viable product or technology or to refund any monies contributed by KSTC.

IMPACT OF YEAR 2000.

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

EURO CONVERSION.

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

INFLATION.

         Inflation in recent years has not had a significant effect on the Company's business.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The forward-looking statements in this report, including statements concerning projections of the Company's future results, operating profits and earnings, are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to:

     - the timely development and market acceptance of new versions of the Company's software products;
     -   the Company's dependence on certain industries;
     -   the successful integration of Knowledge Revolution;
     - timely development of CAE technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations;
     -   fluctuations of the U.S. dollar versus foreign currencies;
     -   economic conditions in Asia-Pacific, Europe and the U.S.;
     - the Company's ability to reduce costs without adversely impacting revenues;
     - successful involvement of international and domestic business partners in creating mechanical engineering solutions;
     - the Company's ability to attract, motivate and retain salespeople, programmers and other key personnel;
     -   the adoption by the Company of certain anti-takeover provisions;
     - continued demand for its products, including MSC.NASTRAN, MSC.PATRAN, MSC.DYTRAN, MSC.MVISION, MSC.NASTRAN for Windows, MSC.InCheck, and Knowledge Revolutions products; and
     -   Year 2000 issues.

         Subsequent written and oral forward-looking statements attributable to MSC or persons acting on its behalf are hereby expressly qualified in their entirety by the cautionary statements in this section of this report and by the discussion of Risk Factors in the Transition Report on Form 10-K for the period ended December 31, 1998.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of foreign currency fluctuations and interest rate changes. The Company has not experienced a material change in these market risk areas from the end of the preceding fiscal year.

                       THE MACNEAL-SCHWENDLER CORPORATION
                           PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         (c) On March 31, 1999, in connection with completing a marketing arrangement with KSTC, the Company issued warrants to purchase
         62,500 shares of the Company's common stock at $6.000 per share for an exercise price of $375,000. The exercise price was equal to the fair market value of the common stock on the dates of purchase. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The warrants were valued using the Black Scholes valuation method at $148,000. The transaction was a private placement involving one offeree and one purchaser exempt from registration section 4(2) of the Securities
         Act of 1933.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibit 27 - Financial Data Schedule for the quarter ended March 31, 1999.

(b) Exhibit 27.1 - Restated Financial Data Schedule for the quarter ended March 31, 1998.

(c) Current Report on Form 8-K, event dates January 4, 1999 (Item 2) and January 29, 1999 (Item 8).

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


                                      THE MACNEAL-SCHWENDLER CORPORATION
                                      ----------------------------------
                                                  (Registrant)




Date: May 12, 1999


                                       /s/ LOUIS A. GRECO
                                      -----------------------------------------
                                      Louis A. Greco, Chief Financial Officer

                                      (Mr. Greco is the Principal Financial and
                                      Accounting Officer and has been duly
                                      authorized to sign on behalf of the
                                      registrant.)