Form 10-Q
period 1999-06-30
MSC SOFTWARE CORP
filed 1999-08-16
CIK 717238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE PERIOD ENDED JUNE 30, 1999

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period From                    To
                                   ------------------    -----------------

                            COMMISSION FILE NUMBER 1-8722

                               MSC.SOFTWARE CORPORATION
                -----------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                    95-2239450
------------------------------------------          ----------------------------
      (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)

          815 COLORADO BOULEVARD
          LOS ANGELES, CALIFORNIA                               90041
------------------------------------------          ----------------------------
 (Address of Principal Executive Offices)                    (Zip Code)


                                    (323) 258-9111
                 ---------------------------------------------------
                 (Registrant's Telephone Number, Including Area Code)

                          THE MACNEAL-SCHWENDLER CORPORATION
                 ---------------------------------------------------
                                    (Former Name)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No      .
                                               -----      -----

     As of August 2, 1999, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 13,770,447.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                  INDEX TO FORM 10-Q

                                    JUNE 30, 1999


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
   Item 1.   Financial Statements

               Consolidated Balance Sheets
                  June 30, 1999 (Unaudited) and December 31, 1998              3

               Consolidated Statements of Operations (Unaudited)
                  Three and Six Month Periods Ended June 30, 1999 and 1998     4

               Consolidated Statements of Cash Flows (Unaudited)
                  Six Month Periods Ended June 30, 1999 and 1998               5

               Notes to Unaudited Consolidated Financial Statements            6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              16

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk       29


PART II.  OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds                        30

   Item 4.   Submission of Matters to a Vote of Security Holders              30

   Item 6.   Exhibits and Reports on Form 8-K                                 32

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,              DECEMBER 31,
                                                                                1999                    1998
                                                                            -------------           -------------
                                                                             (Unaudited)

                                     ASSETS
Current Assets:
   Cash and Cash Equivalents                                                $  35,573,000           $  10,822,000
   Securities Available for Sale                                                  720,000              16,481,000
   Trade Accounts Receivable, Net                                              32,345,000              39,674,000
   Deferred Tax Charges                                                         6,864,000               6,288,000
   Other Current Assets                                                        11,335,000               7,866,000
                                                                            -------------           -------------

       Total Current Assets                                                    86,837,000              81,131,000

Property and Equipment, Net                                                     8,757,000               8,895,000
Capitalized Software Costs, Net                                                20,392,000              21,034,000
Goodwill, Net                                                                  20,625,000              11,146,000
Other Intangible Assets, Net                                                   38,213,000              12,850,000
Other Assets                                                                    3,433,000               3,773,000
                                                                            -------------           -------------

              TOTAL ASSETS                                                  $ 178,257,000           $ 138,829,000
                                                                            -------------           -------------
                                                                            -------------           -------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                                         $   4,525,000           $   3,159,000
   Obligation to MARC Shareholders                                             18,082,000                     -
   Line of Credit                                                                     -                10,800,000
   Accrued and Other Liabilities                                               23,032,000              23,838,000
   Restructuring Reserve                                                        5,773,000                 695,000
   Deferred Revenue                                                            31,061,000              20,903,000
                                                                            -------------           -------------

       Total Current Liabilities                                               82,473,000              59,395,000

Deferred Income Taxes                                                           9,372,000               5,173,000
Convertible Subordinated Debentures                                            58,276,000              56,574,000
Subordinated Notes Payable                                                     11,715,000                     -

Commitments and Contingencies                                                         -                       -

Shareholders' Equity:
   Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized;
       No Shares Outstanding                                                          -                       -
   Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized;
       13,770,000 and 13,711,000 Issued and Outstanding at
       June 30, 1999 and December 31, 1998, Respectively                       32,077,000              31,754,000
   Common Stock Warrants                                                        3,742,000                 556,000
   Accumulated Deficit                                                        (13,543,000)            (11,404,000)
   Accumulated Other Comprehensive Loss                                        (5,855,000)             (3,219,000)
                                                                            -------------           -------------

           Total Shareholders' Equity                                          16,421,000              17,687,000
                                                                            -------------           -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 178,257,000           $ 138,829,000
                                                                            -------------           -------------
                                                                            -------------           -------------

    See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                       -------------------------------       -------------------------------
                                                           1999               1998               1999               1998
                                                       ------------       ------------       ------------       ------------
REVENUES:
   Software Licenses                                   $ 20,377,000       $ 21,635,000       $ 41,366,000       $ 50,274,000
   Software Maintenance and Services                     13,065,000          8,044,000         22,729,000         17,175,000
                                                       ------------       ------------       ------------       ------------

       Total Revenues                                    33,442,000         29,679,000         64,095,000         67,449,000
                                                       ------------       ------------       ------------       ------------

OPERATING EXPENSES:
   Cost of Revenue                                       11,132,000          9,162,000         18,630,000         18,586,000
   Research and Development                               4,624,000          3,345,000          9,455,000          5,591,000
   Selling, General and Administrative                   16,228,000         15,903,000         33,873,000         33,057,000
   Amortization of Goodwill and Other Intangibles         1,244,000            567,000          2,365,000          1,134,000
   Restructuring Charges (Income)                          (400,000)              -             5,497,000               -
   Write-Off of Acquired In-Process Technology            4,067,000               -             4,067,000               -
                                                       ------------       ------------       ------------       ------------

       Total Operating Expenses                          36,895,000         28,977,000         73,887,000         58,368,000
                                                       ------------       ------------       ------------       ------------

OPERATING INCOME (LOSS)                                  (3,453,000)           702,000         (9,792,000)         9,081,000

Interest Expense                                          1,257,000          1,118,000          2,602,000          2,233,000
Gain on Sale of Investment                              (10,773,000)              -           (10,773,000)              -
Other Expense (Income), Net                                (422,000)          (397,000)          (253,000)          (657,000)
                                                       ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                                       6,485,000            (19,000)        (1,368,000)         7,505,000

Provision (Benefit) for Income Taxes                      3,205,000             (6,000)           771,000          2,552,000
                                                       ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                      $  3,280,000       $    (13,000)      $ (2,139,000)      $  4,953,000
                                                       ------------       ------------       ------------       ------------
                                                       ------------       ------------       ------------       ------------

BASIC EARNINGS (LOSS) PER SHARE                        $       0.24       $       0.00       $      (0.16)      $       0.36
                                                       ------------       ------------       ------------       ------------
                                                       ------------       ------------       ------------       ------------

DILUTED EARNINGS (LOSS) PER SHARE                      $       0.23       $       0.00       $      (0.16)      $       0.36
                                                       ------------       ------------       ------------       ------------
                                                       ------------       ------------       ------------       ------------
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING                13,770,000         13,678,000         13,770,000         13,657,000
                                                       ------------       ------------       ------------       ------------
                                                       ------------       ------------       ------------       ------------
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING              17,643,000         13,678,000         13,770,000         13,657,000
                                                       ------------       ------------       ------------       ------------
                                                       ------------       ------------       ------------       ------------

    See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                        1999               1998
                                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                                $ (2,139,000)      $  4,953,000
   Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By
   Operating Activities:
       Depreciation and Amortization of Property and Equipment                         2,333,000          2,678,000
       Amortization of Capitalized Software Costs                                      4,229,000          6,443,000
       Impairment of Capitalized Software Costs                                        1,500,000               -
       Amortization of Goodwill and Other Intangibles                                  2,365,000          1,134,000
       Write-off of Acquired In-Process Technology                                     4,067,000               -
       Amortization of Premiums and Discounts on Securities Available-for-Sale           148,000             35,000
       Deferred Income Taxes                                                             229,000          3,219,000
       Gain on Disposal of Property and Equipment                                         (2,000)           (12,000)
       Gain on Sale of Investment in LMS International                               (10,733,000)              -
       Changes in Assets and Liabilities:
           Trade Accounts Receivable, Net                                             11,725,000          3,261,000
           Other Current Assets                                                       (2,152,000)        (1,374,000)
           Accounts Payable                                                              589,000           (327,000)
           Accrued and Other Liabilities                                              (3,639,000)        (3,814,000)
           Restructuring Reserve                                                       5,078,000               -
           Deferred Revenue                                                           10,158,000          2,689,000
                                                                                    ------------       ------------

              Net Cash Provided By Operating Activities                               23,756,000         18,885,000
                                                                                    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Securities Available-for-Sale                                          (6,650,000)        (2,139,000)
   Sale of Securities Available-for-Sale                                              22,411,000          2,500,000
   Acquisition of Property and Equipment                                              (1,010,000)        (2,988,000)
   Proceeds from Sale of Investment in LMS International                              12,000,000               -
   Businesses Acquired, Net of Cash Received                                          (7,647,000)              -
   Purchase of Software                                                               (1,099,000)          (617,000)
   Capitalized Internal Software Development Costs                                    (3,933,000)        (6,722,000)
   Other                                                                                (125,000)          (242,000)
                                                                                    ------------       ------------

              Net Cash Provided By (Used In) Investing Activities                     13,947,000        (10,208,000)
                                                                                    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment on Line of Credit                                                       (10,800,000)              -
   Issuance of Common Stock                                                              323,000            393,000
   Issuance of Common Stock Warrants                                                     148,000            556,000
   Other                                                                                   2,000               -
                                                                                    ------------       ------------

              Net Cash Provided By (Used In) Financing Activities                    (10,327,000)           949,000
                                                                                    ------------       ------------

Translation Adjustment                                                                (2,625,000)          (638,000)
                                                                                    ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             24,751,000          8,988,000
Cash and Cash Equivalents at Beginning of Period                                      10,822,000         10,846,000
                                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 35,573,000       $ 19,834,000
                                                                                    ------------       ------------
                                                                                    ------------       ------------


RECONCILIATION OF BUSINESSES ACQUIRED, NET OF CASH RECEIVED:
   Fair Value of Assets Acquired                                                    $ 49,762,000       $       -
   Non-Cash Financing of Purchase Price and Liabilities Assumed:
       Obligation to MARC Shareholders                                               (18,082,000)              -
       Issuance of Convertible Subordinated Debentures                                (1,700,000)              -
       Issuance of Subordinated Notes Payable                                        (11,715,000)              -
       Issuance of Common Stock Warrants                                              (3,038,000)              -
       Liabilities Assumed                                                            (7,580,000)              -
                                                                                    ------------       ------------

           Cash Paid for Businesses Acquired, Net of Cash Received                  $  7,647,000       $       -
                                                                                    ------------       ------------
                                                                                    ------------       ------------

    See accompanying notes to unaudited consolidated financial statements.

                      MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1999


NOTE 1 - BASIS OF PRESENTATION

     As previously disclosed in a Form 8-K filed on July 1, 1999, MSC.Software Corporation ("the Company") changed its name from The MacNeal-Schwendler Corporation, as voted upon and approved by its stockholders.

     In January 1999, the Company changed its reporting period from a January 31 fiscal year-end to a December 31 calendar year-end basis. As part of this change, the Company elected to present restated financial results for previous periods on a calendar year basis.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Transition Report on Form 10-K for the year ended December 31, 1998.


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

     In the fourth quarter of 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-9, "MODIFICATION OF SOP 97-2 - SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS", which retained the restrictive definition of what qualified for vendor specific objective evidence ("VSOE") of fair value for allocating a contract fee among the various elements of an arrangement. VSOE must be known for all undelivered elements of an arrangement, such as post-sales customer support ("PCS"). As permitted, the Company adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable and prepaid lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, since the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS element of the arrangements is not available. Because SOP 98-9 does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition will not be fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133", which is required to be adopted in all fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                      MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                    JUNE 30, 1999


NOTE 3 - OTHER COMPREHENSIVE INCOME (LOSS)

     The components of other comprehensive income (loss) are as follows:

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                  -----------------------------       -----------------------------
                                                     1999              1998              1999              1998
                                                  -----------       -----------       -----------       -----------
                                                                             (Unaudited)
   Net Income (Loss)                              $ 3,280,000       $   (13,000)      $(2,139,000)      $ 4,953,000

   Change in:
       Accumulated Translation Adjustment            (330,000)          784,000        (2,625,000)          165,000
       Unrealized Gain                                (17,000)             -              (11,000)             -
                                                  -----------       -----------       -----------       -----------

           Other Comprehensive Income (Loss)      $ 2,933,000       $   771,000       $(4,775,000)      $ 5,118,000
                                                  -----------       -----------       -----------       -----------
                                                  -----------       -----------       -----------       -----------

     The Company does not provide any deferred tax benefit for translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future and the amount of tax associated with the unrealized gain was immaterial.


NOTE 4 - EARNINGS PER SHARE

     Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the three months ended June 30, 1998 and for the six month periods ended June 30, 1999 and 1998 excludes the effects of options, warrants and convertible securities because the effect would be anti-dilutive.

NOTE 5 - CAPITALIZED SOFTWARE COSTS

     The components of net amortized (capitalized) software costs, as it affected earnings, were as follows:

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,
                                                             -----------------------------       -----------------------------
                                                                 1999             1998              1999               1998
                                                             -----------       -----------       -----------       -----------
                                                                                        (Unaudited)
         Capitalized Software Costs                          $(2,224,000)      $(3,255,000)      $(3,933,000)      $(6,722,000)
         Amortization of Capitalized Software Costs            2,279,000         3,131,000         4,229,000         6,443,000
         Impairment of Capitalized Software Costs              1,500,000              -            1,500,000              -
                                                             -----------       -----------       -----------       -----------

             Net Amortized (Capitalized) Software Costs      $ 1,555,000       $  (124,000)      $ 1,796,000       $  (279,000)
                                                             -----------       -----------       -----------       -----------
                                                             -----------       -----------       -----------       -----------

                      MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                    JUNE 30, 1999


NOTE 5 - CAPITALIZED SOFTWARE COSTS  (Continued)

     Amortization expense associated with capitalized software costs is reported in cost of revenue, and capitalized software costs, net of reserves, is reported as a reduction of research and development expense.

     The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Accordingly, in the second quarter of 1999, the Company recognized a non-cash pre-tax charge totaling $1,500,000 in cost of revenue for the write-off of capitalized software costs representing the excess of the carrying amount of a product over its future undiscounted cash flows.


NOTE 6 - ACCRUED AND OTHER LIABILITIES

     The components of accrued and other liabilities are as follows:

                                                                          JUNE 30,             DECEMBER 31,
                                                                            1999                   1998
                                                                        ------------           ------------
                                                                         (Unaudited)
         Compensation and Related Expenses                              $  5,754,000           $  6,412,000
         Pension and Profit Sharing                                        2,908,000              3,725,000
         Sales Taxes Payable                                               1,701,000              2,896,000
         Incentive Compensation                                            1,461,000              1,222,000
         Interest Payable                                                  1,373,000              1,332,000
         Commissions Payable                                               1,067,000              1,226,000
         Royalties Payable                                                   524,000              1,169,000
         Other                                                             8,244,000              5,856,000
                                                                        ------------           ------------

             Total Accrued and Other Liabilities                        $ 23,032,000           $ 23,838,000
                                                                        ------------           ------------
                                                                        ------------           ------------

                      MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                    JUNE 30, 1999


NOTE 7 - BUSINESS ACQUISITIONS AND DIVESTITURES

     ACQUISITION OF MARC ANALYSIS RESEARCH CORPORATION

     On June 18, 1999, the Company acquired 100% of MARC Analysis Research Corporation, a California corporation ("MARC"), pursuant to an Agreement and Plan of Merger dated as of May 26, 1999 (the "Merger Agreement") among the Company, MSC Holdings Co. II, a wholly-owned subsidiary of the Company (the "Merger Sub"), MARC and the following Significant Shareholders: Dendron Technology B.V., a Dutch corporation ("Dendron"); Fronos Technology B.V., a Dutch corporation ("Fronos"); and Nearchos Irinarchos. Dendron and Fronos are each owned by Mr. Irinarchos. The transaction had a two-step structure whereby the Company purchased approximately 42% of MARC's outstanding common stock from Dendron and Fronos pursuant to a Stock Purchase Agreement dated as of May 26, 1999 among Dendron, Fronos and the Company (the "Stock Purchase Agreement"), and immediately thereafter, pursuant to the Merger Agreement, the Merger Sub merged with and into MARC, with MARC being the surviving corporation and a wholly-owned subsidiary of the Company. MARC is a software developer and supplier whose products include MARC (a non-linear finite element analysis program for engineering structural analysis), Mentat (a graphical user interface for MARC), and MARC/Autoforge (a simulation program for the bulk forging industry).

     The aggregate purchase price for the acquisition paid to shareholders and holders of options of MARC was valued at approximately $36,000,000. The Merger Agreement provided for a cash purchase price of approximately $20,300,000 and the Stock Purchase Agreement provided for the Company to issue a package of securities to Dendron and Fronos, including $11,000,000 principal amount of 8% subordinated notes due in 10 years, approximately $3,236,000 principal amount of 8% subordinated notes due in two years, $2,000,000 principal amount of the Company's 7-7/8% convertible subordinated debentures due August 18, 2004, and five year warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $10.00 per share. As of June 30, 1999, the balance still owed to MARC shareholders for the cash purchase price was approximately $18,082,000, which will be paid out during the third quarter of 1999.

     The acquisition has been accounted for as a purchase and, accordingly, the operating results of MARC have been included in the Company's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of MARC based upon their approximate fair market value. The preliminary appraisal of the acquired business included $4,067,000 of purchased in-process research and development, which was related to two products under development. This valuation represents the ten-year after-tax cash flow of this in-process technology using a discount rate of 18%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $4,653,000 to net tangible assets, $29,710,000 to identified intangible assets (including $15,274,000 of developed technology, $6,322,000 to customer list, $2,390,000 for tradename recognition, and $1,657,000 of assembled work force), and $2,137,000 to goodwill. Goodwill and identified intangibles are being amortized over three to fifteen years. The allocation of the purchase price is based on a preliminary valuation, which is subject to change, although management does not believe the final valuation will be materially different.

                      MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                    JUNE 30, 1999


NOTE 7 - BUSINESS ACQUISITIONS AND DIVESTITURES  (Continued)

     The purchase price was determined through arms' length negotiations between members of the Board of Directors of the Company and representatives of MARC. The Company considered the revenues and results of operations of MARC in recent periods, estimates of the business potential of MARC, MARC's software offerings in the non-linear finite element analysis market segment, and other synergies of the two companies (such as the ability to offer a full suite of FEA products and leveraging technology and distribution channels). In connection with the acquisition, the Company has accrued for $2,360,000 of acquisition costs related to the integration of MARC. These charges consist of severance costs and costs related to facility consolidations. In addition, the Company has established a retention bonus plan valued at approximately $1,400,000 for employees of MARC who continue their employment following the acquisition. The bonus amount will be charged to operations over the next 12 months as earned.

     The Company funded the cash portion of the purchase price out of available cash and from proceeds of the sale of its 10% interest in LMS International.
The Company is currently investigating whether alternate financing methods would be desirable to replenish cash.

     UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The Unaudited Pro Forma Statements of Operations of the Company for the six months ended June 30, 1999 and 1998, which are set forth below, give effect to the acquisition of MARC based upon the assumptions set forth below and in the Notes to Unaudited Pro Forma Statements of Operations. The unaudited pro forma financial information assumes that the acquisition of MARC was completed on January 1, 1998 for the Unaudited Pro Forma Statements of Operations for the six months ended June 30, 1999 and 1998.

     The unaudited pro forma financial information presented below is based upon the respective historical financial statements of the Company and MARC and should be read in conjunction with such financial statements and related notes thereto. The Company believes that the accompanying unaudited pro forma financial information contains all adjustments necessary to fairly present the results of operations of the Company for the six months ended June 30, 1999 and 1998, as if the acquisition of MARC was completed on January 1, 1998.

     The unaudited pro forma financial information presented does not purport to be indicative of the financial position or operating results which would have been achieved had the acquisition of MARC taken place at the date indicated and should not be construed as representative of the Company's financial position or results of operations for any future period or date.

                      MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                    JUNE 30, 1999


NOTE 7 - BUSINESS ACQUISITIONS AND DIVESTITURES  (Continued)

                                                                         UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                                                           -------------------------------------------------------------------------
                                                                              MARC ANALYSIS                           PRO FORMA
                                                           MSC.SOFTWARE         RESEARCH           PRO FORMA         MSC.SOFTWARE
                                                            CORPORATION        CORPORATION        ADJUSTMENTS        CORPORATION
                                                           ------------        ------------       ------------       -------------
SIX MONTHS ENDED JUNE 30, 1999

   Revenue                                                 $ 64,095,000        $ 10,208,000       $        -         $  74,303,000

   Operating Expenses                                        73,887,000          10,163,000          1,548,000 (1)      81,531,000
                                                                                                    (4,067,000)(2)
                                                           ------------        ------------       ------------       -------------
   Operating Income (Loss)                                   (9,792,000)             45,000          2,519,000 (3)      (7,228,000)
   Other Expense (Income), Net                               (8,424,000)                 -             787,000 (4)      (7,637,000)
                                                           ------------        ------------       ------------       -------------

   INCOME (LOSS) BEFORE TAXES                                (1,368,000)             45,000          1,732,000             409,000

       Tax Provision (Benefit)                                  771,000             122,000           (244,000)(5)         649,000
                                                           ------------        ------------       ------------       -------------

   NET INCOME (LOSS)                                       $ (2,139,000)       $    (77,000)      $  1,976,000       $    (240,000)
                                                           ------------        ------------       ------------       -------------
                                                           ------------        ------------       ------------       -------------

   BASIC EARNINGS (LOSS) PER SHARE                         $      (0.16)                                             $       (0.02)
                                                           ------------                                              -------------
                                                           ------------                                              -------------

   DILUTED EARNINGS (LOSS) PER SHARE                       $      (0.16)                                             $       (0.02)
                                                           ------------                                              -------------
                                                           ------------                                              -------------

   BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING                 13,770,000                                                 13,770,000
                                                           ------------                                              -------------
                                                           ------------                                              -------------

   DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING               13,770,000                                                 13,770,000
                                                           ------------                                              -------------
                                                           ------------                                              -------------


SIX MONTHS ENDED JUNE 30, 1998

   Revenue                                                 $ 67,449,000        $  9,689,000       $       -          $  77,138,000

   Operating Expenses                                        58,368,000           9,513,000          1,673,000 (1)      69,554,000
                                                           ------------        ------------       ------------       -------------

   Operating Income (Loss)                                    9,081,000             176,000         (1,673,000)(3)       7,584,000
   Other Expense (Income), Net                                1,576,000)                 -             833,000 (4)       2,409,000
                                                           ------------        ------------       ------------       -------------
   INCOME BEFORE TAXES                                        7,505,000             176,000         (2,506,000)          5,175,000

       Tax Provision (Benefit)                                2,552,000             173,000           (283,000)(5)       2,442,000
                                                           ------------        ------------       ------------       -------------

   NET INCOME (LOSS)                                       $  4,953,000        $      3,000       $ (2,223,000)      $   2,733,000
                                                           ------------        ------------       ------------       -------------
                                                           ------------        ------------       ------------       -------------

   BASIC EARNINGS (LOSS) PER SHARE                         $       0.36                                              $        0.20
                                                           ------------                                              -------------
                                                           ------------                                              -------------

   DILUTED EARNINGS (LOSS) PER SHARE                       $       0.36                                              $        0.20
                                                           ------------                                              -------------
                                                           ------------                                              -------------

   BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING                 13,657,000                                                 13,657,000
                                                           ------------                                              -------------
                                                           ------------                                              -------------

   DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING               13,657,000                                                 13,657,000
                                                           ------------                                              -------------
                                                           ------------                                              -------------

                      MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                    JUNE 30, 1999


NOTE 7 - BUSINESS ACQUISITIONS AND DIVESTITURES  (Continued)

     NOTES TO UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS

     (1) Adjustment to reflect the additional amortization of goodwill and other intangible assets from the MARC acquisition. The acquisition of the net assets of MARC resulted in approximately $30,100,000 of goodwill and other intangible assets, which are being amortized over their estimated useful lives.

     (2) Adjustment for $4,067,000 of purchased in-process research and development, which was written off as the acquired technology had not yet reached technological feasibility and had no future alternative uses because it has no continuing impact.

     (3) Pro forma operating income (loss) does not include any adjustment to reflect the efficiencies and cost reductions expected to be obtained in connection with the integration of the MARC operations with those of the Company. The cost of facility closures and employee reductions have been included as part of the cost of the acquisition in accordance with EITF No. 95-3. The integration of operations is expected to be completed within four months after the acquisition date, after which certain efficiencies and cost savings are expected to be realized.

     (4) Adjustment to reflect the additional interest expense for the $14,300,000 principal amount of 8% subordinated notes payable and $2,000,000 principal amount of 7-7/8% convertible subordinated debentures that were issued for the MARC acquisition. Adjustment also includes the related amortization of discounts on the subordinated notes payable and convertible subordinated debentures.

     (5) Adjustment is the net tax effect of the pro forma adjustments for the six months ended June 30, 1999 and 1998. Income taxes were provided at a rate of 31% for the six months ended June 30, 1999 and at a rate of 34% for the six months ended June 30, 1998.


     ACQUISITION OF UNIVERSAL ANALYTICS INC.

     On June 24, 1999, the Company acquired 100% of Universal Analytics, Inc. ("UAI"), a California corporation. UAI is a developer and distributor of finite element analysis software and engineering services for the engineering community and to major manufacturers worldwide. The pro forma effect of the UAI acquisition is immaterial to the consolidated financial statements presented herein.

                      MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                    JUNE 30, 1999


NOTE 7 - BUSINESS ACQUISITIONS AND DIVESTITURES  (Continued)

     ACQUISITION OF KNOWLEDGE REVOLUTION INC.

     In late December 1998, the Company acquired Knowledge Revolution Inc. ("KR") for approximately $19.2 million in cash. KR was the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts. The acquisition has been accounted for as a purchase. The total purchase price was allocated to the assets and liabilities of KR based on their approximate fair market value. The appraisal of the acquired business included $6,000,000 of purchased in-process research and development, which was related to three products under development. This valuation represents the five-year after tax cash flow of this in-process technology using a discount rate of 28%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $800,000 to net tangible assets; $9,890,000 to identified intangible assets, including $5,200,000 of value-added reseller distribution channel, $4,300,000 of developed technology, and $390,000 of assembled work force; and $2,510,000 to goodwill. Goodwill and identified intangibles are being amortized over three to ten years.

     SALE OF INVESTMENT IN LMS INTERNATIONAL

     On June 17, 1999, the Company announced that the principal shareholders of LMS International ("LMS") had repurchased an equity position that the Company had held in LMS. As a result of this sale, the Company realized a pre-tax gain of $10,733,000 on the transaction. LMS is a privately-held company based in Leuven, Belgium.

NOTE 8 - COMMON STOCK WARRANTS

     On June 18, 1999, as part of the acquisition of MARC, the Company issued five-year warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants were recorded at their fair value of $3,038,000 under the Black-Scholes valuation method. See "NOTE 7 - SIGNIFICANT BUSINESS ACQUISITIONS AND DIVESTITURES" for further details.

     On March 9, 1998, the Company entered into a joint-development and marketing arrangement with Kubota Solid Technology Corporation ("KSTC"). This arrangement allows KSTC to purchase warrants, with an aggregate exercise price of up to $3,000,000, to purchase shares of the Company's common stock. The exercise price is equal to the fair market value of the common stock on the date of issuance of the warrants. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The arrangement also provides KSTC with marketing rights to a specific technology being developed.

     During the six months ended June 30, 1999, the Company issued warrants to KSTC valued at $148,000 to purchase 62,500 shares of the Company's common stock at an exercise price of $8.00. The warrants were recorded at fair value under the Black-Scholes valuation method. From March 9, 1998 through June 30, 1999, the Company issued warrants to purchase 248,343 shares of the Company's common stock at exercise prices which range between $6.000 per share and $11.375 per share, for a total exercise price of $1,875,000. KSTC has the right to purchase additional warrants with an aggregate exercise price of $1,125,000 through December 31, 1999 under the arrangement.

     The Company has no obligation under the arrangement to produce a commercially viable product or technology or to refund any monies contributed by KSTC.

                      MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                    JUNE 30, 1999


NOTE 9 - RESTRUCTURING RESERVE

     On February 3, 1999, the Company announced a new organizational structure following a re-evaluation of its business strategy. The reorganization plan provided for a 10% reduction in the Company's worldwide workforce (a reduction of approximately 75 positions), and the consolidation of 15 field offices.
These changes resulted in pre-tax charges of $5,897,000 during the first quarter of 1999. The charges consisted of severance costs of $3,200,000, costs related to facility consolidations of $2,200,000, and other charges of $497,000.

     During the second quarter of 1999, as part of the acquisitions of MARC and UAI, the Company recorded $2,566,000 of additional acquisition costs included in the purchase price allocation related to the integration of MARC and UAI into the Company. These charges primarily consisted of severance costs of $1,161,000 and costs related to facility consolidations of $1,405,000.

     As of June 30, 1999, the restructuring liability was $5,773,000. For the six months ended June 30, 1999, approximately $2,985,000 of these restructuring costs had been paid out. Cash outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that may continue through January 2000. The Company continually evaluates the balance of the restructuring reserve based on the remaining estimated amounts to be paid. As a result, during the second quarter of 1999, the Company decreased the restructuring reserve by $400,000.

     The following is the activity in the restructuring reserve for the periods indicated:

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                          JUNE 30,
                                              -------------------------        ----------------------------
                                                 1999           1998               1999             1998
                                              -----------    ----------        -----------       ----------
                                                                      (Unaudited)
     Balance at Beginning of Period           $ 5,647,000    $     -           $   695,000       $     -

         Charges to Expense                           -            -             5,897,000             -
         Reversal of Restructuring Costs         (400,000)         -              (400,000)            -
         Acquisition Charges                    2,566,000          -             2,566,000             -
         Amounts Paid                          (2,040,000)         -            (2,985,000)            -
                                              -----------    ----------        -----------       ----------

     Balance at End of Period                 $ 5,773,000    $     -           $ 5,773,000       $     -
                                              -----------    ----------        -----------       ----------
                                              -----------    ----------        -----------       ----------

                      MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                    JUNE 30, 1999


NOTE 10 - SEGMENT INFORMATION

     The Company operates in a single reportable segment. International Operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes the revenues of the Company's operations by geographic location:

                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                       JUNE 30,                                 JUNE 30,
                                            -------------------------------           ------------------------------
                                                1999               1998                   1999              1998
                                            ------------       ------------           ------------      ------------
                                                                           (Unaudited)
     Revenues:
         The Americas    (1)                $ 14,501,000       $ 12,663,000           $ 30,237,000      $ 32,646,000
         Europe                               11,376,000          9,957,000             20,154,000        20,344,000
         Asia-Pacific                          7,565,000          7,059,000             13,704,000        14,459,000
                                            ------------       ------------           ------------      ------------

              Total Revenue                 $ 33,442,000       $ 29,679,000           $ 64,095,000      $ 67,449,000
                                            ------------       ------------           ------------      ------------
                                            ------------       ------------           ------------      ------------

         (1)  SUBSTANTIALLY THE UNITED STATES

     The following table summarizes the identifiable assets of the Company's operations by geographic location:

                                                            JUNE 30,              DECEMBER 31,
                                                              1999                    1998
                                                          -------------           -------------
                                                           (Unaudited)
     Identifiable Assets:
         The Americas    (1)                              $ 137,522,000           $ 100,267,000
         Europe                                              25,830,000              26,353,000
         Asia-Pacific                                        11,416,000              12,209,000
                                                          -------------           -------------
              Total Identifiable Assets                   $ 174,768,000           $ 138,829,000
                                                          -------------           -------------
                                                          -------------           -------------


         (1)  SUBSTANTIALLY THE UNITED STATES

     The net assets of the Company's foreign subsidiaries (excluding intercompany items) totaled $17,896,000 and $16,875,000 as of June 30, 1999 and December 31, 1998, respectively. Long-lived assets included in these amounts were $3,774,000 and $4,413,000 as of June 30, 1999 and December 31, 1998,
respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RECENT DEVELOPMENTS

     CHANGE OF CORPORATION NAME

     As previously disclosed in a Form 8-K filed on July 1, 1999, MSC.Software Corporation ("the Company") changed its name from The MacNeal-Schwendler Corporation, as voted upon and approved by its stockholders.

     ACCOUNTING CHANGES

     In January 1999, the Company changed its reporting period from a January 31 fiscal year-end to a December 31 calendar year-end basis. As part of this change, the Company elected to present restated financial results on a calendar year basis.

     In the fourth quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-9, "MODIFICATION OF SOP 97-2 - SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS", which retained the restrictive definition of what qualified for vendor specific objective evidence ("VSOE") of fair value for allocating a contract fee among the various elements of an arrangement. VSOE must be known for all undelivered elements of an arrangement, such as post-sales customer support ("PCS"). As permitted, the Company adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable and prepaid lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, since the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS element of the arrangements is not available. Because SOP 98-9 does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition will not be fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133", which is required to be adopted in all fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     RESTRUCTURING

     On February 3, 1999, the Company announced a new organizational structure following a re-evaluation of its business strategy. The Company now emphasizes the expansion of the software business into new markets and value-added integration services. The new structure is designed to better serve the existing customer base and at the same time address growth opportunities. The reorganization plan provided for a 10% reduction in the Company's worldwide workforce (a reduction of approximately 75 positions), and the consolidation of 15 field offices. These changes resulted in pre-tax charges of approximately $5,897,000 in the first quarter of 1999. The charges consisted of severance costs of $3,200,000, costs related to facility consolidations of $2,200,000 and other charges of $497,000. The Company anticipates these charges will provide a reduction in its annual operating costs.

     During the second quarter of 1999, as part of the acquisitions of MARC Analysis Research Corporation ("MARC") and Universal Analytics Inc. ("UAI"), the Company recorded $2,566,000 of additional acquisition costs included in the purchase price allocation related to the integration of MARC and UAI into the Company. These charges primarily consisted of severance costs of $1,161,000 and costs related to facility consolidations of $1,405,000.

     As of June 30, 1999, the restructuring liability was $5,773,000. For the six months ended June 30, 1999, approximately $2,985,000 of these restructuring costs had been paid out. Cash outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that may continue through January 2000. The Company continually evaluates the balance of the restructuring reserve based on the remaining estimated amounts to be paid. As a result, during the second quarter of 1999, the Company decreased the restructuring reserve by $400,000.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

     The Company reported revenue of $33,442,000 in the second quarter of 1999, compared to revenue of $29,679,000 for the same period in 1998, an increase of $3,763,000, or 13%. Revenue for the second quarter of 1999 includes revenues of $1,408,000 from the acquisition of Knowledge Revolution Inc. ("KR" or "the Working Knowledge Division") and $717,000 from the acquisition of MARC. Software license revenue and maintenance fees account for 95% and 95% of total reported revenue for the three months ended June 30, 1999 and 1998, respectively, with service revenue making up the difference. For the three months ended June 30, 1999 and 1998, approximately 75% and 79%, respectively, of the Company's software license revenue and maintenance fees is derived from annual renewable leases and recurring maintenance fees, with the remaining 25% and 21%, respectively, related to paid-up licenses.

     The Company estimates revenue would have been $31,233,000 for the second quarter of 1998, assuming the Company had been able to adopt SOP 98-9 on October 1, 1997. This would suggest a revenue increase of $2,209,000, or a growth rate of 7%, when compared to the reported revenue of $33,442,000 in the second quarter of 1999. Paid-up license revenue increased $2,228,000, other revenue increased $228,000, and sales of third party software decreased $62,000 between the periods, which are unaffected by the adoption of SOP 98-9. The KR revenues include paid-up license revenues of $1,127,000. The MARC revenues include paid-up license revenues of $241,000. The Company anticipates the same percentage of revenue derived from paid-up licenses from KR and MARC for the remainder of 1999.

     Software license revenue consists of licensing fees, which are fees charged for the right to use the Company's or a third parties' software. Maintenance and services revenues include PCS and consulting services. PCS includes training, telephone support, "bug" fixes and upgrade privileges on a when and if available basis. Services range from installation and basic consulting to software modification and customization to meet specific customer needs. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a perpetual license for the use of the Company's software.

     The following table illustrates revenue by geographic region and the related growth rates between the second quarters of 1999 and 1998 in functional currencies as reported utilizing the current revenue recognition policy and estimated for the second quarter of 1998 as if SOP 98-9 had been applied on October 1, 1997:

                                                                                           GROWTH RATE
                                                                             ----------------------------------------
                                                     QUARTER ENDED               QUARTER ENDED JUNE 30, 1999 VS.
                                                     JUNE 30, 1999                 QUARTER ENDED JUNE 30, 1998
                                                   -----------------         ----------------------------------------
                                                     PERCENTAGE OF                                    WITH REVENUE
                                                     TOTAL REVENUE             AS REPORTED           CHANGE IN 1998
                                                   -----------------         ---------------       ------------------
            The Americas                                  44%                     17%                     (2%)
            Europe                                        34%                     14%                     22%
            Asia-Pacific                                  22%                      2%                      7%

     The increase in total reported revenues is primarily due to the acquisitions of KR and MARC in December 1998 and June 1999, respectively.
The Company estimates that the adoption of SOP 98-9 resulted in an additional deferral of $1,554,000, or 6%, in total revenues for the three months ended 1999 compared to the same period in 1998. This decrease included a $2,508,000, or 19%, decrease in The Americas, partially offset by increases in Europe and Asia-Pacific of $626,000, or 8%, and $328,000, or 5%, respectively. The acquisitions of KR and MARC caused an increase of $2,125,000, or 7%, in total revenues for the three months ended June 30, 1999 compared to the same period in 1998. This increase included a $1,244,000, or 9%, increase in The Americas, a $526,000, or 6%, increase in Europe, and a $355,000, or 5%, increase in Asia-Pacific. Excluding the impact due to the adoption of SOP 98-9 and excluding the impact due to the acquisitions of KR and MARC, total revenue increased by $84,000 for the three months ended 1999 compared to the same period in 1998. This increase included a $1,573,000, or 10%, decrease in The Americas, offset by increases in Europe and Asia-Pacific of $1,519,000, or 16%, and $138,000, or 2%, respectively. The Americas includes a $603,000 decrease in the Company's revenue from embedded technology.

     The Company is exposed to the impact of foreign currency fluctuations. The following table details the positive effect of the currency rate changes on revenue for the second quarter of 1999:

                                          QUARTER ENDED JUNE 30, 1999
                                        --------------------------------
                                          USING EXCHANGE RATES FOR THE
                                             QUARTER ENDED JUNE 30,
                                        --------------------------------
                                           1998                 1999
                                        -----------          -----------
         Revenues:
             Europe                     $11,709,000          $11,376,000
             Asia-Pacific                 6,313,000            7,224,000
                                        -----------          -----------

                 Total Revenue          $18,022,000          $18,600,000
                                        -----------          -----------
                                        -----------          -----------
         Exchange Rates:
             $/DM                              0.56                 0.54
             Yen/$                           135.63               120.78


     Operating expenses of $36,895,000 in the second quarter of 1999 include a write-off of acquired in-process technology, impairment charges, reversal of restructuring costs, and ongoing operating costs necessary for the operation of the business, and represent an increase of $7,918,000, or 27%, from the $28,977,000 reported for the same period in 1998. Operating expenses include a write-off of acquired in-process technology of $4,067,000, an impairment charge of $1,500,000, and a reversal of restructuring costs of $400,000. Without these charges, operating expenses totaled $31,728,000 in the second quarter of 1999, an increase of $2,751,000, or 9%, from the $28,977,000 reported in the second quarter of 1998. This increase was primarily attributable to: (1) a $470,000 increase in cost of revenue before the software impairment charge of $1,500,000 (resulting from a $852,000 decrease in amortization of capitalized software costs; a $875,000 increase in the cost of support services due to a change in staffing mix between sales and support resources; and a $447,000 increase in other costs of revenue); (2) a $1,279,000 increase in net research and development expense (a $248,000 increase in the gross research and development investment and a $1,031,000 decrease in capitalized software costs); and (3) a $1,002,000 increase in selling, general and administrative expense and amortization of goodwill and other intangible assets (primarily due to a $677,000 increase in amortization of goodwill and other intangible assets and a $1,667,000 increase due to the acquisitions of KR and MARC, partially offset by a $875,000 decrease due to a change in staffing mix between sales and support resources and a $467,000 decrease in other costs).

     In accordance with SFAS No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

     Cost of revenue was $11,132,000 and $9,162,000 for the quarters ended June 30, 1999 and 1998, respectively, or 33% and 31%, respectively, of total revenue. Amortization of capitalized software costs decreased to $2,279,000 in the second quarter of 1999 from $3,131,000 for the same period in the prior year, a decrease of $852,000, or 27%. Cost of revenue for the quarter ended June 30, 1999 includes a software impairment charge of $1,500,000.
Cost of revenue, excluding amortization of capitalized software costs and the software impairment charge, was $7,353,000 for the second quarter of 1999 compared to $6,031,000 for the same period in the prior year, an increase of $1,322,000, or 22%. This increase was primarily due to: (1) a $875,000 increase in the cost of technical support services due to a change in staffing mix between sales and support resources; (2) a $286,000 increase in third party commissions; (3) a $147,000 increase in packaging costs; (4) a $134,000 increase in software licensing costs; (4) a $109,000 increase in other support labor and related costs; offset by (5) a $229,000 decrease in royalty expense. The increase in labor and related costs were related to the reallocation of sales resources to support maintenance and consulting activities from the recent reorganization. $216,000 of these increases are due to the KR and MARC acquisitions. Royalty expense is paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material.

     Gross margin, which is total revenue less cost of revenue, was negatively impacted by the increase in costs of revenue, as noted above. Gross margin was $22,310,000, or 67% of total revenues, for the quarter ended June 30, 1999, as compared to $20,517,000, or 69% of total revenues, for the same period in the prior year, representing an increase of $1,793,000.

     Research and development expense for the quarter ended June 30, 1999 was $4,624,000 compared to $3,345,000 for the quarter ended June 30, 1998, an increase of $1,279,000, or 38%. The increase is primarily due to an increase of $248,000 in the total gross investment in research and development activities and a decrease of $1,031,000 in the amount of research and development expenditures capitalized under SFAS No. 86. The total gross investment in research and development activities for the quarter ended June 30, 1999 amounted to $6,848,000, or 20% of total revenue, compared to $6,600,000, or 22% of total revenue, for the same period in the prior year. This increase resulted primarily from: (1) a $71,000 increase in development labor and related costs; and (2) the addition of $164,000 of development costs from the acquisitions of KR and MARC. The Company's gross research and development cost was 20% of total revenue for the quarter ended June 30, 1999.

     Capitalized software development costs were $2,224,000 in the second quarter of 1999 compared to $3,255,000 for the same period in the prior year, a decrease of $1,031,000, or 32%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

     Selling, general and administrative expense and amortization of goodwill and other intangibles was $17,472,000 in the second quarter of 1999 compared to $16,470,000 for the same period in 1998, an increase of $1,002,000, or 6%. The $1,002,000 increase was due to: (1) a $863,000 increase in sales and marketing costs and a $337,000 increase in general and administrative costs, both primarily due to the additional costs from the acquisitions of KR and MARC, offset by a $875,000 decrease in selling expense due to a change in staffing mix; and (2) a $677,000 increase in amortization of goodwill and other intangibles, primarily from the acquisitions of KR and MARC.

     As with revenue, the Company's operating expenses are impacted by foreign currency fluctuations. The following table details the negative effect of the currency rate changes on operating expenses for the second quarter of 1999:

                                                            QUARTER ENDED JUNE 30, 1999
                                                         ---------------------------------
                                                            USING EXCHANGE RATES FOR THE
                                                               QUARTER ENDED JUNE 30,
                                                         ---------------------------------
                                                            1998                   1999
                                                         -----------           -----------
         Local Operating Expenses: (1)
             Europe                                      $ 6,373,000           $ 6,196,000
             Asia-Pacific                                  2,976,000             3,341,000
                                                         -----------           -----------

                 Total Local Operating Expenses          $ 9,349,000           $ 9,537,000
                                                         -----------           -----------
                                                         -----------           -----------
         Exchange Rates:
             $ / DM                                          0.56                  0.54
             Yen / $                                        135.63                120.78

         (1) DOES NOT INCLUDE UNITED STATES BASED COSTS INCURRED ON BEHALF OF THE INTERNATIONAL OPERATIONS.


     Operating income (loss), including software capitalization and amortization, impairment charges, reversal of restructuring costs, and the write-off of acquired in-process technology, was a loss of $3,453,000 in the second quarter of 1999 compared to operating income of $702,000 for the same period in the prior year. The operating loss for the three months ended
June 30, 1999 includes the effects of the Company's adoption of SOP 98-9 in the fourth quarter of 1998, impairment charges, reversal of restructuring costs, and the write-off of acquired in-process technology, in addition to ongoing operating costs necessary for the operation of the business. The $4,155,000 decrease in operating income is primarily attributable to: (1) the write-off of acquired in-process technology of $4,067,000; (2) impairment charges of $1,500,000; (3) an increase in research and development expense of $1,279,000;
(4) an increase in selling, general and administrative expense and amortization of goodwill and other intangibles of $1,002,000; offset by (5) an increase in gross margin of $3,293,000 (an increase in reported revenue of $3,763,000, partially offset by an increase in cost of revenue, excluding the impairment charges, of $470,000); and (6) a reversal of restructuring costs of $400,000. Without the effect of the reversal of restructuring charges, impairment charges and write-off of acquired in-process technology, and had the Company adopted SOP 98-9 in the last quarter of 1997, the Company estimates operating income would have been $1,714,000 and $2,115,000 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of $401,000, or 19%, as shown in the following table:

                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                 ----------------------------------
                                                                                    1999                    1998
                                                                                 -----------            -----------
                                                                                            (Unaudited)
           Operating Income (Loss) - As Reported                                 $(3,453,000)           $   702,000
                                                                                 -----------            -----------

           Adjustments:
               Revenue Change, Net of Cost of Revenue                                    -                1,413,000
               Impairment of Capitalized Software Costs                            1,500,000                    -
               Reversal of Restructuring Charges                                    (400,000)                   -
               Write-Off of Acquired In-Process Technology                         4,067,000                    -
                                                                                 -----------            -----------

                   Total Adjustments                                               5,167,000              1,413,000
                                                                                 -----------            -----------

           Operating Income - As Adjusted                                        $ 1,714,000            $ 2,115,000
                                                                                 -----------            -----------
                                                                                 -----------            -----------

     Interest expense primarily reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering ("PDA") in 1994 and MARC in June of 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC. Interest payments on the convertible subordinated debentures are due on March 15 and September 15 of each year until the debentures are converted or redeemed. Interest payments on the subordinated notes payable are due on January 10 and July 10 of each year.

     Other income (expense) was income of $11,195,000 for the three months ended June 30, 1999 compared to income of $397,000 for the same period in the prior year, an increase of $10,798,000. The increase is primarily attributable to a $10,773,000 gain from the sale of the Company's equity investment in LMS International. Excluding this gain, other income (expense) was income of $422,000 for the three months ended June 30, 1999, an increase of $25,000 compared to the same period in the prior year. Other income (expense) also includes gains and losses on property, plant and equipment and other non-operating income or expense. The Company anticipates that interest and investment income will continue to decrease throughout 1999 from 1998 levels as a result of the decrease in its cash balances following the acquisitions of KR, MARC and UAI.

     Net income was $3,280,000 for the quarter ended June 30, 1999 compared to a net loss of $13,000 for the same period in the prior year, an increase of $3,293,000. Income taxes were provided at a rate of 34% (excluding non-deductible charges) in the second quarter of 1999 versus a benefit at a rate of 31% (excluding non-deductible charges) in the second quarter of 1998, resulting in an increase in the provision for income taxes of $3,211,000.

     SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

     The Company reported revenue of $64,095,000 for the six months ended
June 30, 1999, compared to revenue of $67,449,000 for the same period in 1998, a decrease of $3,354,000, or 5%. Revenue for the six months ended June 30, 1999 includes revenues of $2,496,000 from the acquisition of KR, which was acquired in December of 1998, and $717,000 from the acquisition of MARC, which was acquired in June of 1999. Revenue as reported for the six months ended June 30, 1999 was adversely affected by the change in the Company's revenue recognition policy effective October 1, 1998. Software license revenue and maintenance fees account for 95% and 94% of total reported revenue for the six months ended
June 30, 1999 and 1998, respectively, with service revenue making up the difference. For the six months ended June 30, 1999 and 1998, approximately 75% and 82%, respectively, of the Company's software license revenue and maintenance fees is derived from annual renewable leases and recurring maintenance fees, with the remaining 25% and 18%, respectively, related to paid-up licenses.

     The Company estimates revenue would have been $58,494,000 for the six months ended June 30, 1998, assuming the Company had been able to adopt SOP 98-9 on October 1, 1997. This would suggest a revenue increase of $5,601,000, or a growth rate of 10%, when compared to the reported revenue of $64,095,000 for the six months ended June 30, 1999. Paid-up license revenue increased $3,819,000, sales of third party software decreased $243,000, and other revenue decreased $173,000 between the periods, which are unaffected by the adoption of SOP 98-9. The KR revenues include paid-up license revenues of $1,994,000. The MARC revenues include paid-up license revenues of $241,000. The Company anticipates the same percentage of revenue derived from paid-up licenses from KR and MARC for the remainder of 1999.

     Software license revenue consists of licensing fees, which are fees charged for the right to use the Company's or a third parties' software. Maintenance and services revenues include PCS and consulting services. PCS includes training, telephone support, "bug" fixes and upgrade privileges on a when and if available basis. Services range from installation and basic consulting to software modification and customization to meet specific customer needs. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a perpetual license for the use of the Company's software.

     The following table illustrates revenue by geographic region and the related growth rates between the six months ended June 30, 1999 and 1998 in functional currencies as reported utilizing the current revenue recognition policy and estimated for the six months ended June 30, 1998 as if SOP 98-9 had been applied on October 1, 1997:

                                                                                           GROWTH RATE
                                                                             ----------------------------------------
                                                   SIX MONTHS ENDED             SIX MONTHS ENDED JUNE 30, 1999 VS.
                                                     JUNE 30, 1999                SIX MONTHS ENDED JUNE 30, 1998
                                                   -----------------         ----------------------------------------
                                                     PERCENTAGE OF                                    WITH REVENUE
                                                     TOTAL REVENUE             AS REPORTED           CHANGE IN 1998
                                                   -----------------         ---------------       ------------------
            The Americas                                  47%                     (7%)                     7%
            Europe                                        31%                     (1%)                    21%
            Asia-Pacific                                  22%                     (5%)                     0%

     The increase in total reported revenues is primarily due to the adoption of SOP 98-9 in October 1998 and the acquisitions of KR and MARC in December 1998 and June 1999, respectively. The Company estimates that the adoption of SOP 98-9 caused an increase of $8,955,000, or 15%, in total revenues for the six months ended 1999 compared to the same period in 1998. This increase included a $4,440,000, or 14%, increase in The Americas, a $3,692,000, or 22%, increase in Europe, and a $823,000, or 5%, increase in Asia-Pacific. The acquisitions of KR and MARC caused an increase of $3,213,000, or 6%, in total revenues for the six months ended June 30, 1999 compared to the same period in 1998. This increase included a $2,175,000, or 8%, increase in The Americas, a $593,000, or 4%, increase in Europe, and a $445,000, or 3%, increase in Asia-Pacific. Excluding the impact due to the adoption of SOP 98-9 and excluding the impact due to the acquisitions of KR and MARC, total revenue increased by $2,388,000 for the six months ended 1999 compared to the same period in 1998. This increase included a $2,909,000, or 17%, increase in Europe, partially offset by decreases in The Americas and Asia-Pacific of $144,000, or 1%, and $377,000, or 3%, respectively.

     The Company is exposed to the impact of foreign currency fluctuations. The following table details the positive effect of the currency rate changes on revenue for the six months ended June 30, 1999:

                                         SIX MONTHS ENDED JUNE 30, 1999
                                        --------------------------------
                                          USING EXCHANGE RATES FOR THE
                                            SIX MONTHS ENDED JUNE 30,
                                        --------------------------------
                                           1998                  1999
                                        -----------          -----------
         Revenues:
             Europe                     $20,028,000          $20,154,000
             Asia-Pacific                12,609,000           13,704,000
                                        -----------          -----------

                 Total Revenue          $32,637,000          $33,858,000
                                        -----------          -----------
                                        -----------          -----------
         Exchange Rates:
             $/DM                           0.56                 0.56
             Yen/$                         132.01               118.57


     Operating expenses of $73,887,000 for the six months ended June 30, 1999 include a write-off of acquired in-process technology, impairment charges, restructuring costs and ongoing operating costs necessary for the operation of the business, and represent an increase of $15,519,000, or 27%, from the $58,368,000 reported for the same period in 1998. Operating expenses include a write-off of acquired in-process technology of $4,067,000, an impairment charge of $1,500,000, and restructuring costs of $5,497,000. Without these charges, operating expenses totaled $62,823,000 for the six months ended June 30, 1999, an increase of $4,455,000, or 8%, from the $58,368,000 reported for the six months ended June 30, 1998. This increase was primarily attributable to: (1) a $1,456,000 decrease in cost of revenue before the software impairment charge of $1,500,000 (a $2,214,000 decrease in amortization of capitalized software costs; a $1,100,000 increase in the cost of support services due to a change in staffing mix between sales and consulting resources; and a $342,000 increase in other costs of revenue); (2) a $3,864,000 increase in net research and development expense (a $1,075,000 increase in the gross research and development investment and a $2,789,000 decrease in capitalized software costs); and (3) a $2,047,000 increase in selling, general and administrative expense and amortization of goodwill and other intangibles (primarily due to a $1,231,000 increase in amortization of goodwill and other intangible assets and a $1,916,000 increase due to the acquisitions of KR and MARC, partially offset by a $1,100,000 decrease due to a change in staffing mix between sales and support resources).

     In accordance with SFAS No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

     Cost of revenue was $18,630,000 and $18,586,000 for the six months ended June 30, 1999 and 1998, respectively, or 29% and 28%, respectively, of total revenue. Amortization of capitalized software costs decreased to $4,229,000 for the six months ended June 30, 1999 from $6,443,000 for the same period in the prior year, a decrease of $2,214,000, or 34%. Cost of revenue for the six months ended June 30, 1999 includes a software impairment charge of $1,500,000. Cost of revenue, excluding amortization of capitalized software costs and the software impairment charge, was $12,901,000 for the six months ended June 30, 1999 compared to $12,143,000 for the same period in the prior year, an increase of $758,000, or 6%. This increase was primarily due to:
(1) a $344,000 increase in third party commissions; (2) a $1,100,000 increase in the cost of technical support services due to a change in staffing mix between sales and support resources; (3) a $91,000 increase in training labor and related costs; offset by (4) a $777,000 decrease in royalty expense. The increase in labor and related costs were related to the reallocation of sales resources to support maintenance and consulting activities from the recent reorganization. $420,000 of these increases are due to the KR and MARC acquisitions. Royalty expense is paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. Royalty expense is expected to decline with the replacement of a third party product by MARC products.

     Gross margin, which is total revenue less cost of revenue, was negatively impacted by the Company's change in its revenue recognition policy and the increase in its costs of revenue, as noted above. Gross margin was $45,465,000, or 71% of total revenues, for the six months ended June 30, 1999, as compared to $48,863,000, or 72% of total revenues, for the same period in the prior year, representing a decrease of $3,398,000.

     Research and development expense for the six months ended June 30, 1999 was $9,455,000 compared to $5,591,000 for the six months ended June 30, 1998, an increase of $3,864,000, or 69%. The increase is primarily due to an increase of $1,075,000 in the total gross investment in research and development activities and a decrease of $2,789,000 in the amount of research and development expenditures capitalized under SFAS No. 86. The total gross investment in research and development activities for the six months ended June 30, 1999 amounted to $13,388,000, or 21% of total revenue, compared to $12,313,000, or 18% of total revenue, for the same period in the prior year. This increase resulted primarily from: (1) a $245,000 decrease in cost offsets related to cost sharing development agreements; (2) a $443,000 increase in development labor and related costs; and (3) the addition of $274,000 of development costs from the acquisitions of KR and MARC. The Company's gross research and development cost was 21% of total revenue for the six months ended June 30, 1999.

     Capitalized software development costs were $3,933,000 for the six months ended June 30, 1999 compared to $6,722,000 for the same period in the prior year, a decrease of $2,789,000, or 42%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

     Selling, general and administrative expense and amortization of goodwill and other intangibles was $36,238,000 for the six months ended June 30, 1999 compared to $34,191,000 for the same period in 1998, an increase of $2,047,000, or 6%. The $2,047,000 increase was due to: (1) a $1,655,000 increase in sales and marketing costs, primarily due to additional sales and marketing costs from the acquisitions of KR and MARC, offset by a $839,000 decrease in selling expense due to a change in staffing mix; and (2) a $1,231,000 increase in amortization of goodwill and other intangibles, primarily from the acquisitions of KR and MARC.

     As with revenue, the Company's operating expenses are impacted by foreign currency fluctuations. The following table details the negative effect of the currency rate changes on operating expenses for the six months ended June 30, 1999:

                                                          SIX MONTHS ENDED JUNE 30, 1999
                                                         --------------------------------
                                                           USING EXCHANGE RATES FOR THE
                                                             SIX MONTHS ENDED JUNE 30,
                                                         --------------------------------
                                                            1998                  1999
                                                         -----------          -----------
         Local Operating Expenses:(1)
             Europe                                      $11,988,000          $12,105,000
             Asia-Pacific                                  5,059,000            5,638,000
                                                         -----------          -----------

                 Total Local Operating Expenses          $17,047,000          $17,743,000
                                                         -----------          -----------
                                                         -----------          -----------

         Exchange Rates:
             $/DM                                            0.56                 0.56
             Yen/$                                          132.01               118.57

         (1) DOES NOT INCLUDE UNITED STATES BASED COSTS INCURRED ON BEHALF OF THE INTERNATIONAL OPERATIONS.


     Operating income (loss), including software capitalization and amortization, impairment charges, restructuring costs and the write-off of acquired in-process technology, was a loss of $9,792,000 for the six months ended June 30, 1999 compared to operating income of $9,081,000 for the same period in the prior year. The operating loss for the six months ended June 30, 1999 includes the effects of the Company's adoption of SOP 98-9 in the fourth quarter of 1998, impairment charges, restructuring costs and the write-off of acquired in-process technology, in addition to ongoing operating costs necessary for the operation of the business. The $18,873,000 decrease in operating income is primarily attributable to: (1) restructuring costs of $5,497,000; (2) the write-off of acquired in-process technology of $4,067,000; (3) impairment charges of $1,500,000; (4) an increase in research and development expense of $3,864,000; (5) an increase in selling, general and administrative expense and amortization of goodwill and other intangibles of $2,047,000; and (5) a decrease in gross margin of $1,898,000 (a decrease in reported revenue of $3,354,000, partially offset by a decrease in cost of revenue, excluding the impairment charges, of $1,456,000). Without the effect of the restructuring charges, impairment charges and write-off of acquired in-process technology, and had the Company adopted SOP 98-9 in the last quarter of 1997, the Company estimates operating income would have been $1,272,000 and $936,000 for the six months ended June 30, 1999 and 1998, respectively, an increase of $336,000, or 36%, as shown in the following table:

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                  -----------------------------------
                                                                      1999                   1998
                                                                  ------------           ------------
                                                                              (Unaudited)
         Operating Income (Loss) - As Reported                    $ (9,792,000)          $  9,081,000
                                                                  ------------           ------------

         Adjustments:
             Revenue Change, Net of Cost of Revenue                       -                (8,145,000)
             Impairment of Capitalized Software Costs                1,500,000                   -
             Restructuring Charges                                   5,497,000                   -
             Write-Off of Acquired In-Process Technology             4,067,000                   -
                                                                  ------------           ------------

                 Total Adjustments                                  11,064,000             (8,145,000)
                                                                  ------------           ------------

         Operating Income - As Adjusted                           $  1,272,000           $    936,000
                                                                  ------------           ------------
                                                                  ------------           ------------

     Interest expense primarily reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA in 1994 and MARC in June of 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC. Interest payments on the convertible subordinated debentures are due on March 15 and September 15 of each year until the debentures are converted or redeemed. Interest payments on the subordinated notes payable are due on January 10 and July 10 of each year.

     Other income (expense) was income of $11,026,000 for the six months ended June 30, 1999 compared to income of $657,000 for the same period in the prior year, an increase of $10,369,000. The increase is primarily attributable to a $10,773,000 gain from the sale of the Company's equity investment in LMS International. Excluding this gain, other income (expense) was income of $253,000 for the six months ended June 30, 1999, a decrease of $404,000 compared to the same period in the prior year. This decrease is primarily attributable to a decrease in interest and investment income of $345,000, due primarily to a decrease in investment securities. Other income (expense) also includes gains and losses on property, plant and equipment and other non-operating income or expense. The Company anticipates that interest and investment income will continue to decrease throughout 1999 from 1998 levels as a result of the decrease in its cash balances following the acquisitions of MARC and UAI.

     Net income (loss) was a loss of $2,139,000 for the six months ended
June 30, 1999 compared to net income of $4,953,000 for the same period in the prior year, a decrease of $7,092,000. Income taxes were provided at a rate of 31% (excluding non-deductible charges) for the six months ended June 30, 1999 versus 34% (excluding non-deductible charges) for the six months ended June 30, 1998, resulting in a decrease in the provision for income taxes of $1,781,000.

COMPANY TRENDS

     During June 1999, the Company acquired MARC and UAI. MARC is a software developer and supplier whose products include MARC (a non-linear finite element analysis program for engineering structural analysis), Mentat (a graphical user interface for MARC), and MARC/Autoforge (a simulation program for the bulk forging industry). UAI is a developer and distributor of finite element analysis software and engineering services for the engineering community and to major manufacturers worldwide.

OPERATING PATTERN

     The change in year-end to December 31 and the adoption of SOP 98-9 in the fourth quarter of 1998 both have a significant effect on the operating pattern of the Company. The month of January has historically been the largest revenue month of the year with the highest volume of renewals.

     Under SOP 98-9, the Company is recognizing its software lease revenue on a monthly basis over the term of the licenses. This change will reduce the volatility of the revenue stream for interim accounting periods of the Company. In addition, because the SOP does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition will not be fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

     The Company anticipates that revenue for the remainder of 1999 will also be affected by having a full-year of operations of the Working Knowledge Division and the acquisitions of MARC and UAI in June 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In the past, working capital needed to finance the Company's growth has been provided by cash on hand and from cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. The Company may engage in additional financing methods that it believes are advantageous. Net cash provided by operating activities was $23,756,000 and $18,885,000 for the six months ended June 30, 1999 and 1998, respectively. The Company's working capital at June 30, 1999 was $4,364,000 compared to $21,736,000 at December 31, 1998. Working capital at June 30, 1999 was adversely affected by the acquisitions of MARC and UAI. As of June 30, 1999, the balance still owed to MARC shareholders for the cash purchase price was approximately $18,082,000, which will be paid out during the third quarter of 1999.

     During the six months ended June 30, 1999, cash outlays were $2,985,000 in conjunction with the $6,192,000 of restructuring charges taken in the last quarter of 1998 and the first two quarters of 1999. These outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that may continue through January 2000.

     At March 31, 1999, the Company had an agreement with its principal bank for a $15,000,000 unsecured line of credit. The Company drew down on its line of credit in the amount of $10,800,000 late in the fourth quarter of 1998 in lieu of having to liquidate a portion of its securities held for sale portfolio. The Company was in violation of certain covenants under the line of credit at December 31, 1998 and March 31, 1999. The Company repaid all of these borrowings in May of 1999.

     On August 11, 1999, the Company entered into a new Loan and Security Agreement (the "Loan Agreement") with another bank (the "Bank"). The credit facility includes a $15,000,000 revolving line of credit. The amount available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. The line carries an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points. Borrowings also invoke certain restrictive covenants. The term of the revolving portion of the Loan Agreement expires May 31, 2001. As of August 12, 1999, the Company had no borrowings outstanding under the Loan Agreement. Borrowings under the Loan Agreement are secured by nearly all of Company's goods and equipment, inventory, contract rights, and intellectual property rights.

     The Company issued convertible subordinated debentures in August 1994, in connection with its PDA acquisition, in the aggregate amount of approximately $56,608,000. An additional $2,000,000 principal amount of convertible subordinated debentures were issued in June 1999 in connection with the MARC acquisition. The debentures bear interest at 7-7/8% with interest payments due semi-annually in March and September. A debenture interest payment was made in March 1999 for $2,228,000. The estimated interest payment to be paid in September 1999 is $2,284,000. The amount of interest expense will decrease if the debentures are converted into common stock. The debentures mature in August 2004 and are convertible into common stock at a price of $15.15 per share.

     The Company also issued subordinated notes payable in June 1999, in connection with the MARC acquisition, in the aggregate principal amount of $14,300,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The interest payment to be paid in January 2000 is $577,000. $3,300,000 of the notes payable are due in June 2001 and the remaining $11,000,000 is due in June 2009.

     Management expects to continue to invest a substantial portion of the Company's revenues in the development of new computer software technologies and products and the enhancement of certain existing products. The Company expended a total of $13,388,000 and $12,313,000 for the six months ended June 30, 1999 and 1998, respectively, on development efforts, of which $3,933,000 and $6,722,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

     During the six months ended June 30, 1999 and 1998, the Company acquired $1,010,000 and $2,988,000, respectively, of new property and equipment. Capital expenditures included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. The Company's capital expenditures vary from year to year, as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in 1999 to be consistent with those for 1998.

     COMMON STOCK WARRANTS

     On June 18, 1999, as part of the acquisition of MARC, the Company issued five-year warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants were recorded at their fair value of $3,038,000 under the Black-Scholes valuation method.

     On March 9, 1998, the Company entered into a joint-development and marketing arrangement with Kubota Solid Technology Corporation ("KSTC"). This arrangement allows KSTC to purchase warrants, with an aggregate exercise price of up to $3,000,000, to purchase shares of the Company's common stock. The exercise price is equal to the fair market value of the common stock on the date of issuance of the warrants. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The arrangement also provides KSTC with marketing rights to a specific technology being developed.

     Through June 30, 1999, the Company has issued warrants to purchase 248,343 shares of the Company's common stock at exercise prices which range between $6.000 per share and $11.375 per share, for a total exercise price of $1,875,000. KSTC has the right to purchase additional warrants with an aggregate exercise price of $1,125,000 through December 31, 1999 under the arrangement.

     The Company has no obligation under the arrangement to produce a commercially viable product or technology or to refund any monies contributed by KSTC.

     IMPACT OF YEAR 2000

     Following internal examination and testing, the Company believes that the purchased software applications and internally developed software applications that are used internally are Year 2000 compliant. The Company has initiated formal communications with all its significant suppliers and large customers to determine the extent to which the Company's internal applications and other interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has assessed that potential problems associated with embedded technology do not represent a significant area of risk relative to Year 2000 readiness due to the nature of Company's operations and its use of non-information technology systems (i.e., embedded technology such as microcontrollers). The Company's operations do not include capital-intensive equipment with embedded microcontrollers. However, there is no guarantee that other systems or equipment of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

     The Company expects to complete its contingency planning for the most reasonably likely worst case scenarios during the third quarter of 1999. Depending on the systems affected, these plans could include: (1) accelerated replacement of affected equipment or software; (2) short to medium-term use of back-up equipment and software; (3) increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 issues which arise or to provide manual workarounds for information systems; or
(4) other similar approaches. If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on the Company's business, financial condition or results of operations.

     Substantially all of the Company's products licensed after January 1, 1998 are Year 2000 compliant. Compliance letters for each product containing Year 2000 compliance details are posted at the Company's web site at URL http://www.mscsoftware.com. The Company's policy, in accordance with generally accepted accounting principles, is to expense as incurred the cost of maintenance and modification to existing systems, and to capitalize the cost of any new software or hardware and amortize that cost over the assets' estimated useful lives. The Company does not separately track the costs related to Year 2000 compliance, but estimates that the incremental cost of the modifications to achieve compliance is under $100,000, spread over three years (1997 through 2000). The Company estimates that approximately 90% of these costs have already been spent.

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

     Because the Company conducts a significant portion of its business in Europe through its wholly-owned German subsidiary, its business and operations will be affected by the Euro conversion. Management is addressing the Euro conversion, but its impact on future operating results is uncertain. Management expects the conversion to decrease pressure for pricing in legacy currencies in the participating countries. However, the Company also does business in many non-participating countries including the United Kingdom. This could lead to an increase in cross-border competition, which could affect its allocation of resources within Europe, and eventually the Company's labor cost.

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

-     The successful integration of Knowledge Revolution, MARC and UAI;

- Timely development of Computer Aided Engineering technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations;

-     Fluctuations of the United States dollar versus foreign currencies;

-     Economic conditions in Asia-Pacific, Europe and the United States;

- The Company's ability to reduce costs without adversely impacting revenues;

- Successful involvement of international and domestic business partners in creating mechanical engineering solutions;

- The Company's ability to attract, motivate and retain salespeople, programmers and other key personnel;

-     The adoption by the Company of certain anti-takeover provisions;

- The allocation of the purchase price for the MARC acquisition is based on a preliminary valuation, which is subject to change, although management does not believe the final valuation will be materially different;

- Continued demand for its products, including MSC.NASTRAN, MSC.PATRAN, MSC.DYTRAN, MSC.MVISION, MSC.NASTRAN for Windows, MSC.InCheck, MSC.Working Model, and MARC's products; and

-     Year 2000 issues.

      Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are hereby expressly qualified in their entirety by the cautionary statements in this section of this report and by the discussion of "Risk Factors" in the Company's Transition Report on Form 10-K for the year ended December 31, 1998.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to the impact of foreign currency fluctuations and interest rate changes. The Company has not experienced a material change in these market risk areas from the end of the preceding fiscal year.

                             PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) On June 18, 1999, as part of the acquisition of MARC Analysis Research Corporation, the Company issued five year warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $10.00 per share and $2,000,000 aggregate principal amount of the Company's 7-7/8% convertible subordinated debentures (convertible into common stock at a price of $15.15 per share). The debentures were recorded at their face value. The warrants were recorded at their fair value of $3,038,000 under the Black-Scholes valuation method. The transaction was a private placement involving two offerees and two purchasers exempt from registration under Section 4(2) of the Securities Act of 1933.

      The Loan and Security Agreement imposes restrictions on the Company's payment of cash dividends or other distributions or payments on account of or in redemption, retirement or purchase of the Company's common stock.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On June 23, 1999, the Annual Meeting of Stockholders of the Company was held for the purpose of voting on:

            (i) The election of two Directors (Class II) to the Board of Directors;

            (ii) The amendment to the Company's Certificate of Incorporation to change the name of the Company to MSC.Software Corporation;

            (iii) An amendment to the Company's 1998 Stock Option Plan that increases the number of shares authorized to be issued under the Plan by 1,500,000 shares; and

            (iv) Ratification of the appointment of Ernst & Young LLP as independent auditors for 1999.

      (b) The following matters were approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

            (i)     Election of two Directors (Class II) to the Board of
      Directors:

                                                  Shares              Shares
                          Director               Voted For           Withheld
                      --------------------     -------------      --------------
                      Donald Glickman            11,320,737              593,570
                      Larry S. Barels            11,330,042              584,265

                    The other directors whose terms continued after the Annual Meeting are William F. Grun, Frank Perna, Jr., and George N. Riordan.

            (ii) Approval of the Amendment to the Company's Certificate of Incorporation to change the name of the Company to MSC.Software
      Corporation:

                                           Votes Cast
               --------------------------------------------------------------
                                                                   Broker
                    For         Against         Abstain          Non-Votes
               -----------   -------------   -------------    ---------------
               11,517,586         379,749         16,972               -

            (iii) Approval of the Amendment to the Company's 1998 Stock Option Plan that increases the number of shares authorized to be issued under the Plan by 1,500,000:

                                           Votes Cast
               --------------------------------------------------------------
                                                                   Broker
                    For         Against         Abstain          Non-Votes
               -----------   -------------   -------------    ---------------
                6,976,467       2,660,154          18,336         2,259,350

            (iv) Ratification of Ernst & Young LLP as Independent Auditors for 1999:

                               Votes Cast
               -------------------------------------------
                    For         Against         Abstain
               -----------   -------------   -------------
                11,886,694         13,924          13,689

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   2.1          Agreement and Plan of Merger dated as of May 26, 1999
                         by and among The MacNeal-Schwendler Corporation, MSC
                         Holdings Co. II, MARC Analysis Research Corporation,
                         Dendron Technology B.V., Fronos Technology B.V. and
                         Nearchos Irinarchos (filed as Exhibit 2.1 to a Current
                         Report on Form 8-K filed July 1, 1999 and incorporated
                         herein by reference).


            2.2          Stock Purchase Agreement dated as of May 26, 1999 among
                         The MacNeal-Schwendler Corporation, Dendron Technology
                         B.V. and Fronos Technology B.V. (filed as Exhibit 2.2 to a Current Report on Form 8-K filed July 1, 1999 and incorporated herein by reference).

            3.1          Certificate of Incorporation of MSC.Software
                         Corporation, as amended.

            4.1 The MacNeal-Schwendler Corporation Indenture dated as of June 17, 1999 with Chase Manhattan Bank & Trust
                         Company N.A. as Trustee (filed as Exhibit 4.1 to a
                         Current Report on Form 8-K filed July 1, 1999 and incorporated herein by reference).

            4.2 The MacNeal-Schwendler Corporation Warrant Agreement dated as of June 18, 1999 with The MacNeal-Schwendler
                         Corporation acting in the capacity of Warrant Agent
                         (filed as Exhibit 4.2 to a Current Report on Form 8-K filed July 1, 1999 and incorporated herein by reference).

            10.1 * Employment Agreement Between MSC.Software Corporation and Frank Perna, Jr.

            10.2         Loan and Security Agreement Between MSC.Software
                         Corporation and Comerica Bank - California.

            10.3         Registration Rights Agreement dated June 18, 1999 among
                         The MacNeal-Schwendler Corporation, Dendron Technology
                         B.V. and Fronos Technology B.V. (filed as Exhibit 4.3 to a Current Report on Form 8-K filed July 1, 1999 and incorporated herein by reference).

            27.1         Financial Data Schedule for the Six Months Ended
                         June 30, 1999

            27.2         Restated Financial Data Schedule for the Six Months
                         Ended June 30, 1998

      (b)   Current Report on Form 8-K filed July 1, 1999, event date:  June
            18, 1999 (Items 2 and 5).

*  DENOTES MANAGEMENT CONTRACT OR COMPENSATORY PLAN.

                                      SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MSC.SOFTWARE CORPORATION
                                                 (REGISTRANT)



                          By:                /s/    LOUIS A. GRECO
                               -------------------------------------------------
Date:   August 16, 1999             Louis A. Greco - Chief Financial Officer
      ------------------            (MR. GRECO IS THE PRINCIPAL FINANCIAL AND
                              ACCOUNTING OFFICER AND HAS BEEN DULY AUTHORIZED TO
                                        SIGN ON BEHALF OF THE REGISTRANT)