Form 10-Q
period 1999-09-30
MSC SOFTWARE CORP
filed 1999-11-15
CIK 717238

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


               FOR THE PERIOD ENDED SEPTEMBER 30, 1999


                                  OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From ___________ To ___________

                     COMMISSION FILE NUMBER 1-8722


                       MSC.SOFTWARE CORPORATION
                       ------------------------
        (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                 95-2239450
----------------------------------------    ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

       815 COLORADO BOULEVARD
       LOS ANGELES, CALIFORNIA                             90041
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (323) 258-9111
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X NO   .
                                             ---  ---

     As of November 1, 1999, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 13,841,624.

================================================================================

                            MSC.SOFTWARE CORPORATION

                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1999


                                                                                            PAGE

PART I.    FINANCIAL INFORMATION

   Item 1.     Financial Statements

                  Consolidated Balance Sheets
                     September 30, 1999 (Unaudited) and December 31, 1998                     3

                  Consolidated Statements of Operations (Unaudited)
                     Three and Nine Month Periods Ended September 30, 1999 and 1998           4

                  Consolidated Statements of Cash Flows (Unaudited)
                     Nine Month Periods Ended September 30, 1999 and 1998                     5

                  Notes to Unaudited Consolidated Financial Statements                        6

   Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                         14

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    30


PART II.    OTHER INFORMATION

   Item 2.     Changes In Securities and Use of Proceeds                                     31

   Item 5.     Other Information                                                             31

   Item 6.     Exhibits and Reports on Form 8-K                                              31


                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              1999                1998
                                                                          -------------       ------------
                                                                           (Unaudited)

                                     ASSETS
Current Assets:
    Cash and Cash Equivalents                                             $ 19,488,000        $ 10,822,000
    Securities Available for Sale                                            2,587,000          16,481,000
    Trade Accounts Receivable, Net                                          27,721,000          39,674,000
    Deferred Tax Charges                                                     6,348,000           6,288,000
    Other Current Assets                                                    11,388,000           7,866,000
                                                                          ------------        ------------

       Total Current Assets                                                 67,532,000          81,131,000

Property and Equipment, Net                                                  8,324,000           8,895,000
Capitalized Software Costs, Net                                             20,666,000          21,034,000
Goodwill, Net                                                               28,676,000          11,146,000
Other Intangible Assets, Net                                                36,820,000          12,850,000
Other Assets                                                                 3,601,000           3,773,000
                                                                          ------------        ------------

               TOTAL ASSETS                                               $165,619,000        $138,829,000
                                                                          ============        ============


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                      $  2,111,000        $  3,159,000
    Obligation to MARC Shareholders                                            726,000                  --
    Line of Credit                                                                  --          10,800,000
    Accrued and Other Liabilities                                           23,357,000          23,838,000
    Restructuring Reserve                                                    4,513,000             695,000
    Deferred Revenue                                                        31,247,000          20,903,000
                                                                          ------------        ------------

       Total Current Liabilities                                            61,954,000          59,395,000
                                                                          ------------        ------------

Deferred Income Taxes                                                       14,120,000           5,173,000
Convertible Subordinated Debentures                                         58,273,000          56,574,000
Subordinated Notes Payable                                                  12,001,000                  --

Commitments and Contingencies

Shareholders' Equity:
    Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized;
       No Shares Outstanding                                                        --                  --
    Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized;
       13,842,000 and 13,711,000 Issued and Outstanding at
       September 30, 1999 and December 31, 1998, Respectively               32,452,000          31,754,000
    Common Stock Warrants                                                    3,883,000             556,000
    Accumulated Deficit                                                    (12,330,000)        (11,404,000)
    Accumulated Comprehensive Loss                                          (4,734,000)         (3,219,000)
                                                                          ------------        ------------

       Total Shareholders' Equity                                           19,271,000          17,687,000
                                                                          ------------        ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $165,619,000        $138,829,000
                                                                          ============        ============

         See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ---------------------------        -----------------------------
                                                          1999               1998             1999             1998
                                                          ----               ----             ----             ----
Revenues:
    Software Licenses                                   $27,314,000      $19,658,000       $68,959,000       $69,937,000
    Software Maintenance and Services                    11,611,000        9,117,000        34,061,000        26,287,000
                                                        -----------      -----------       -----------       -----------

         Total Revenues                                  38,925,000       28,775,000       103,020,000        96,224,000
                                                        -----------      -----------       -----------       -----------

Operating Expenses:
    Cost of Revenue                                       8,649,000        9,049,000        27,279,000        27,635,000
    Research and Development                              5,472,000        3,382,000        14,927,000         8,973,000
    Selling, General and Administrative                  18,822,000       14,353,000        52,695,000        47,410,000
    Amortization of Goodwill and Other Intangibles        2,450,000          567,000         4,815,000         1,701,000
    Restructuring Charges                                        --               --         5,497,000                --
    Write-Off of Acquired In-Process Technology                  --               --         4,067,000                --
                                                        -----------      -----------       -----------       -----------

         Total Operating Expenses                        35,393,000       27,351,000       109,280,000        85,719,000
                                                        -----------      -----------       -----------       -----------

OPERATING INCOME (LOSS)                                   3,532,000        1,424,000        (6,260,000)       10,505,000
                                                        -----------      -----------       -----------       -----------

Other Expense (Income):
    Interest Expense                                      1,543,000        1,114,000         4,145,000         3,347,000
    Gain on Sale of Investment                                   --               --       (10,773,000)               --
    Other Expense (Income), Net                             205,000         (719,000)          (48,000)       (1,376,000)
                                                        -----------      -----------       -----------       -----------

         Total Other Expense (Income), Net                1,748,000          395,000        (6,676,000)        1,971,000
                                                        -----------      -----------       -----------       -----------

INCOME BEFORE PROVISION FOR
    INCOME TAXES                                          1,784,000        1,029,000           416,000         8,534,000

Provision for Income Taxes                                  571,000          350,000         1,342,000         2,902,000
                                                        -----------      -----------       -----------       -----------

NET INCOME (LOSS)                                       $ 1,213,000      $   679,000       $  (926,000)      $ 5,632,000
                                                        ===========      ===========       ===========      ============


BASIC EARNINGS (LOSS) PER SHARE                         $      0.09      $      0.05       $     (0.07)      $      0.41
                                                        ===========      ===========       ===========       ===========

DILUTED EARNINGS (LOSS) PER SHARE                       $      0.09      $      0.05       $     (0.07)      $      0.41
                                                        ===========      ===========       ===========       ===========


BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING                13,818,000       13,596,000        13,885,000        13,637,000
                                                        ===========      ===========       ===========       ===========

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING              13,885,000       13,619,000        13,885,000        13,770,000
                                                        ===========      ===========       ===========       ===========



         See accompanying notes to unaudited consolidated financial statements.

                              MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                   1999             1998
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                         $   (926,000)      $  5,632,000
     Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By
       Operating Activities:
         Depreciation and Amortization of Property and Equipment                  3,647,000          3,954,000
         Amortization of Capitalized Software Costs                               6,341,000          9,314,000
         Impairment of Capitalized Software Costs                                 1,500,000                 --
         Amortization of Goodwill and Other Intangibles                           4,815,000          1,701,000
         Write-Off of Acquired In-Process Technology                              4,067,000                 --
         Amortization of Premiums and Discounts                                     286,000             54,000
         Deferred Income Taxes                                                      229,000          3,219,000
         (Gain) Loss on Disposal of Property and Equipment                           19,000            (12,000)
         Gain on Sale of Investment                                             (10,733,000)                --
         Changes in Assets and Liabilities:
             Trade Accounts Receivable, Net                                      16,349,000           (278,000)
             Other Current Assets                                                (1,689,000)        (3,354,000)
             Accounts Payable                                                    (1,825,000)        (1,150,000)
             Accrued and Other Liabilities                                       (3,314,000)        (2,516,000)
             Restructuring Reserve                                                3,818,000                 --
             Deferred Revenue                                                     6,374,000          3,352,000
                                                                              -------------       ------------
                  Net Cash Provided By Operating Activities                      28,958,000         19,916,000
                                                                              -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Securities Available for Sale                                   (6,650,000)        (5,377,000)
     Sale of Securities Available for Sale                                       20,544,000          3,650,000
     Acquisition of Property and Equipment                                       (1,912,000)        (4,463,000)
     Proceeds from Sale of Investment                                            12,000,000                 --
     Cash Paid for Businesses Acquired, Net of Cash Received                    (25,418,000)           (13,000)
     Purchase of Software                                                        (1,089,000)          (643,000)
     Capitalized Internal Software Development Costs                             (6,329,000)        (9,638,000)
     Other                                                                         (120,000)          (154,000)
                                                                              -------------       ------------

                  Net Cash Used In Investing Activities                          (8,974,000)       (16,638,000)
                                                                              -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment on Line of Credit                                                (10,800,000)                --
     Issuance of Common Stock                                                       698,000          1,386,000
     Issuance of Common Stock Warrants                                              289,000            412,000
     Retirement of Capital Stock                                                         --         (2,226,000)
     Other                                                                           (1,000)                --
                                                                              -------------       ------------
                  Net Cash Used In Financing Activities                          (9,814,000)          (428,000)
                                                                              -------------       ------------

Translation Adjustment                                                           (1,504,000)          (269,000)
                                                                              -------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         8,666,000          2,581,000
Cash and Cash Equivalents at Beginning of Period                                 10,822,000         10,846,000
                                                                              -------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 19,488,000       $ 13,427,000
                                                                              =============       ============


RECONCILIATION OF CASH PAID FOR BUSINESSES ACQUIRED, NET OF CASH RECEIVED:
     Fair Value of Assets Acquired                                             $ 58,895,000       $  1,986,000
     Non-Cash Financing of Purchase Price and Liabilities Assumed:
         Obligation to MARC Shareholders                                           (726,000)                --
         Issuance of Convertible Subordinated Debentures                         (1,700,000)                --
         Issuance of Subordinated Notes Payable                                 (11,715,000)                --
         Issuance of Common Stock                                                        --         (1,542,000)
         Issuance of Common Stock Warrants                                       (3,038,000)                --
         Issuance of Note Payable                                                        --           (300,000)
         Liabilities Assumed                                                    (16,298,000)          (131,000)
                                                                              -------------       ------------

             Cash Paid for Businesses Acquired, Net of Cash Received           $ 25,418,000       $     13,000
                                                                              =============       ============


          See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


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

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         In the fourth quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2 - Software Revenue Recognition with Respect to Certain Transactions", which retained the restrictive definition of what qualified for vendor specific objective evidence ("VSOE") of fair value for allocating a contract fee among the various elements of an arrangement. VSOE must be known for all undelivered elements of an arrangement, such as post-sales customer support ("PCS"). As permitted, the Company adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable and prepaid lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, since the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS element of the arrangements is not available. Because SOP 98-9 does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition will not be fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

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

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                             ---------------------------           ----------------------------
                                                                 1999             1998                 1999              1998
                                                             ----------       ----------           ----------        ----------
                                                                                       (Unaudited)
    NUMERATOR:
      Numerator for Basic Earnings (Loss) Per
          Share - Net Income (Loss)                         $ 1,213,000       $  679,000           $ (926,000)      $ 5,632,000

      Effect of Dilutive Securities - Interest on
          7-7/8% Convertible Subordinated
          Debentures, Net of Tax                                     -- (1)           -- (1)               -- (1)            -- (1)
                                                             ----------       ----------           ----------        ----------

      Numerator for Diluted Earnings (Loss)
          Per Share                                         $ 1,213,000       $  679,000           $ (926,000)      $ 5,632,000
                                                            ===========       ==========           ==========       ===========

    DENOMINATOR:
       Denominator for Basic Earnings (Loss)
          Per Share - Weighted-Average
          Shares Outstanding                                 13,818,000       13,596,000           13,885,000        13,637,000

       Effect of Dilutive Securities:
          Employee Stock Options                                 67,000           23,000                   -- (1)       133,000
          7-7/8% Convertible Debentures                              -- (1)           -- (1)               -- (1)            -- (1)
                                                             ----------       ----------           ----------        ----------

             Dilutive Potential Common Shares                    67,000           23,000                    -           133,000
                                                             ----------       ----------           ----------        ----------

       Denominator for Diluted Earnings
          (Loss) Per Share - Adjusted
          Weighted-Average Shares and
          Assumed Conversions                                13,885,000       13,619,000           13,885,000        13,770,000
                                                             ==========       ==========           ==========        ==========


    BASIC EARNINGS (LOSS) PER SHARE                          $     0.09       $     0.05           $    (0.07)       $     0.41
                                                             ==========       ==========           ==========        ==========

    DILUTED EARNINGS (LOSS) PER SHARE                        $     0.09       $     0.05           $    (0.07)       $     0.41
                                                             ==========       ==========           ==========        ==========

(1) ANTI-DILUTIVE OPTIONS AND DEBENTURES ARE EXCLUDED FROM THE CALCULATION OF DILUTED EARNINGS (LOSS) PER SHARE FOR THE PERIODS INDICATED.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) are as follows:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                               --------------------------     ---------------------------
                                                   1999          1998            1999            1998
                                               -----------    -----------     -----------     -----------
                                                                      (Unaudited)
Net Income (Loss)                              $ 1,213,000    $   679,000     $  (926,000)    $ 5,632,000

Change in:
      Accumulated Translation Adjustment         1,121,000       (841,000)     (1,504,000)       (676,000)
      Unrealized Gain (Loss) on Securities
           Available for Sale                         --            3,000         (11,000)          3,000
                                               -----------    -----------     -----------     -----------

                Comprehensive Income (Loss)    $ 2,334,000    $  (159,000)    $(2,441,000)    $ 4,959,000
                                               ===========    ===========     ===========     ===========


         The Company does not provide any deferred tax benefit for translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future and the amount of tax associated with the unrealized gain
(loss) was immaterial.


NOTE 5 - CAPITALIZED SOFTWARE COSTS

         The components of capitalized software costs, as they affected operating income, are as follows:

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ---------------------------     ---------------------------
                                                         1999            1998            1999            1998
                                                      -----------     -----------     -----------     -----------
                                                                              (Unaudited)
Capitalized Internal Software Development Costs       $(2,396,000)    $(2,916,000)    $(6,329,000)    $(9,638,000)
Amortization of Capitalized Software Costs              2,112,000       2,871,000       6,341,000       9,314,000
Impairment of Capitalized Software Costs                     --              --         1,500,000            --
                                                      -----------     -----------     -----------     -----------

       Net (Increase) Decrease in Operating Income    $  (284,000)    $   (45,000)    $ 1,512,000     $  (324,000)
                                                      ===========     ===========     ===========     ===========


         Amortization expense associated with capitalized software costs is reported in cost of revenue, and capitalized software costs, net of reserves, is reported as a reduction of research and development expense.

         The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No loss was recorded in the third quarter of 1999.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


NOTE 6 - ACCRUED AND OTHER LIABILITIES

         The components of accrued and other liabilities are as follows:


                                              SEPTEMBER 30,  DECEMBER 31,
                                                  1999          1998
                                              -----------    -----------
                                              (Unaudited)
Compensation and Related Expenses             $ 5,742,000    $ 6,412,000
Pension and Profit Sharing                      3,294,000      3,725,000
Sales Taxes Payable                             2,267,000      2,896,000
Incentive Compensation                          1,702,000      1,222,000
Commissions Payable                               983,000      1,226,000
Royalties Payable                                 768,000      1,169,000
Interest Payable                                  583,000      1,332,000
Other                                           8,018,000      5,856,000
                                              -----------    -----------

       Total Accrued and Other Liabilities    $23,357,000    $23,838,000
                                              ===========    ===========


NOTE 7 - BUSINESS ACQUISITIONS

         KNOWLEDGE REVOLUTION INC.

         In late December 1998, the Company acquired Knowledge Revolution Inc. ("KR") for approximately $19,200,000 in cash. KR was the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts. The acquisition has been accounted for as a purchase. The total purchase price was allocated to the assets and liabilities of KR based on their approximate fair market value. The appraisal of the acquired business included $6,000,000 of purchased in-process research and development, which was related to three products under development. This valuation represents the five-year after tax cash flow of this in-process technology using a discount rate of 28%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $800,000 to net tangible assets; $9,890,000 to identified intangible assets, including $5,200,000 of value-added reseller distribution channel, $4,300,000 of developed technology, and $390,000 of assembled work force; and $2,510,000 to goodwill. Goodwill and identified intangibles are being amortized over three to ten years.

         MARC ANALYSIS RESEARCH CORPORATION

         On June 18, 1999, the Company acquired MARC Analysis Research Corporation ("MARC"), a California corporation. The aggregate fair value of the consideration paid to shareholders and holders of options of MARC resulted in a purchase price valued at approximately $36,500,000, which consisted of approximately $20,300,000 in cash and a package of securities, including $11,000,000 principal amount of 8% subordinated notes due in 10 years, $3,236,000 principal amount of 8% subordinated notes due in two years, $2,000,000 principal amount of the Company's 7-7/8% convertible subordinated debentures due August 18, 2004, and five year warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $10.00 per share.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


NOTE 7 - BUSINESS ACQUISITIONS  (Continued)

         The acquisition has been accounted for as a purchase and, accordingly, the operating results of MARC have been included in the Company's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of MARC based upon their approximate fair values. The appraisal of the acquired business included $4,067,000 of purchased in-process research and development, which was related to two products under development. This valuation represents the ten-year after-tax cash flow of this in-process technology using a discount rate of 18%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $4,653,000 to net tangible assets; $8,718,000 to deferred income tax liability related to identified intangible assets; $2,360,000 to restructuring costs related to the integration of MARC; $29,710,000 to identified intangible assets (including $15,274,000 of developed technology, $6,322,000 to customer list, $2,390,000 for tradename recognition, and $1,657,000 of assembled work force); and $13,215,000 to goodwill. Goodwill and identified intangibles are being amortized over their estimated useful lives.

         UNIVERSAL ANALYTICS INC.

         On June 24, 1999, the Company acquired Universal Analytics, Inc. ("UAI"), a California corporation, for cash. UAI is a developer and distributor of finite element analysis software and engineering services for the engineering community and to major manufacturers worldwide.

NOTE 8 - COMMON STOCK WARRANTS

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

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 8 - COMMON STOCK WARRANTS  (Continued)

         The Company records service revenue related to the development effort and marketing rights provided under the arrangement and issues warrants to KSTC. The following table shows the service revenue recorded and warrants issued for the periods indicated:

                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                    SEPTEMBER 30,                    SEPTEMBER 30,
                            ----------------------------    ----------------------------
                                1999            1998            1999             1998
                            ------------    ------------    ------------    ------------
                                                    (Unaudited)
Service Revenue Recorded    $    234,000    $    713,000    $    694,000    $    713,000
Value of Warrants Issued    $    141,000    $    140,000    $    289,000    $    412,000
Shares of Common Stock            64,516          60,606         127,016         131,789
Average Exercise Price      $     5.8125    $     6.1875    $     5.9063    $     9.1250

         The warrants were recorded at fair value under the Black-Scholes valuation method. From March 9, 1998 through September 30, 1999, the Company has issued warrants to purchase 312,859 shares of the Company's common stock at exercise prices which range between $5.8125 per share and $11.375 per share, for a total exercise price of $2,250,000. KSTC has the right to purchase additional warrants with an aggregate exercise price of $750,000 through December 31, 1999 under the arrangement.

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

         During the second quarter of 1999, as part of the acquisitions of MARC and UAI, the Company recorded $2,566,000 of additional acquisition costs included in the purchase price allocation, resulting in additional goodwill, related to the integration of MARC and UAI into the Company. These charges primarily consisted of severance costs of $1,161,000 and costs related to facility consolidations of $1,405,000.

         As of September 30, 1999, the restructuring liability was $4,513,000. During the nine months ended September 30, 1999, cash outlays were $4,245,000 in conjunction with the $8,758,000 of restructuring charges and acquisition costs in the last quarter of 1998 and the first two quarters of 1999. These outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that may continue into the year 2001.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


NOTE 9 - RESTRUCTURING RESERVE  (Continued)

         The following is the activity in the restructuring reserve for the periods indicated:

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                          -----------------------------    -----------------------------
                                              1999             1998            1999             1998
                                          ------------     ------------    ------------     ------------
                                                                   (Unaudited)
Balance at Beginning of Period            $  5,773,000     $       --      $    695,000     $       --

       Charges to Expense                         --               --         5,897,000             --
       Reversal of Restructuring Costs            --               --          (400,000)            --
       Acquisition Costs Capitalized              --               --         2,566,000             --
       Amounts Paid                         (1,260,000)            --        (4,245,000)            --
                                          ------------     ------------    ------------     ------------

Balance at End of Period                  $  4,513,000     $       --      $  4,513,000     $       --
                                          ============     ============    ============     ============


NOTE 10 - SEGMENT INFORMATION

         The Company operates in a single reportable segment. International Operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes the revenues of the Company's operations by geographic location:

                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                      SEPTEMBER 30,                    SEPTEMBER 30,
                              ----------------------------    ----------------------------
                                  1999            1998            1999            1998
                              ------------    ------------    ------------    ------------
                                                       (Unaudited)
Revenues:
       The Americas (1)       $ 17,590,000    $ 14,133,000    $ 48,027,000    $ 46,779,000
       Europe                   11,623,000       9,033,000      31,654,000      29,377,000
       Asia-Pacific              9,712,000       5,609,000      23,339,000      20,068,000
                              ------------    ------------    ------------    ------------

             Total Revenue    $ 38,925,000    $ 28,775,000    $103,020,000    $ 96,224,000
                              ============    ============    ============    ============

 (1)    Substantially the United States

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


NOTE 10 - SEGMENT INFORMATION  (Continued)

         The following table summarizes the identifiable assets of the Company's operations by geographic location:

                                          SEPTEMBER 30,      DECEMBER 31,
                                              1999              1998
                                          -------------     -------------
                                           (Unaudited)
Identifiable Assets:
       The Americas (1)                   $ 125,120,000     $ 100,267,000
       Europe                                26,163,000        26,353,000
       Asia-Pacific                          14,336,000        12,209,000
                                          -------------     -------------

             Total Identifiable Assets    $ 165,619,000     $ 138,829,000
                                          =============     =============

(1)    Substantially the United States


         The net assets of the Company's foreign subsidiaries (excluding intercompany items) totaled $17,765,000 and $16,875,000 as of September 30, 1999 and December 31, 1998, respectively. Long-lived assets included in these amounts were $4,739,000 and $4,413,000 as of September 30, 1999 and December 31, 1998, respectively.

NOTE 11 - SUBSEQUENT EVENT

         BUSINESS ACQUISITION - COMPUTERIZED STRUCTURAL ANALYSIS AND RESEARCH CORPORATION

         On November 4, 1999, the Company acquired Computerized Structural Analysis and Research Corporation ("CSAR") for cash and warrants. The acquisition has been accounted for as a purchase and, accordingly, the operating results of CSAR are not included in the Company's consolidated financial statements presented herein. The pro forma effect of the CSAR acquisition is immaterial to the consolidated financial statements presented herein. CSAR is a developer and distributor of finite element analysis software and services for the engineering community and to major manufacturers worldwide. The Company financed a portion of the purchase price through an $8,000,000 term loan.

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

         In the fourth quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2 - Software Revenue Recognition with Respect to Certain Transactions", which retained the restrictive definition of what qualified for vendor specific objective evidence ("VSOE") of fair value for allocating a contract fee among the various elements of an arrangement. VSOE must be known for all undelivered elements of an arrangement, such as post-sales customer support ("PCS"). As permitted, the Company adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable and prepaid lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, since the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS element of the arrangements is not available. Because SOP 98-9 does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition will not be fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

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

         BUSINESS ACQUISITIONS

         KNOWLEDGE REVOLUTION INC. - In late December 1998, the Company acquired Knowledge Revolution Inc. ("KR") for approximately $19,200,000 in cash. KR was the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts. The acquisition has been accounted for as a purchase. The total purchase price was allocated to the assets and liabilities of KR based on their approximate fair market value. The appraisal of the acquired business included $6,000,000 of purchased in-process research and development, which was related to three products under development. This valuation represents the five-year after tax cash flow of this in-process technology using a discount rate of 28%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $800,000 to net tangible assets; $9,890,000 to identified intangible assets, including $5,200,000 of value-added reseller distribution channel, $4,300,000 of developed technology, and $390,000 of assembled work force; and $2,510,000 to goodwill. Goodwill and identified intangibles are being amortized over three to ten years.

         MARC ANALYSIS RESEARCH CORPORATION - On June 18, 1999, the Company acquired MARC Analysis Research Corporation ("MARC"), a California corporation. The aggregate fair value of the consideration paid to shareholders and holders of options of MARC resulted in a purchase price valued at approximately $36,500,000, which consisted of approximately $20,300,000 in cash and a package of securities, including $11,000,000 principal amount of 8% subordinated notes due in 10 years, $3,236,000 principal amount of 8% subordinated notes due in two years, $2,000,000 principal amount of the Company's 7-7/8% convertible subordinated debentures due August 18, 2004, and five year warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $10.00 per share.

         The acquisition has been accounted for as a purchase and, accordingly, the operating results of MARC have been included in the Company's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of MARC based upon their approximate fair values. The appraisal of the acquired business included $4,067,000 of purchased in-process research and development, which was related to two products under development. This valuation represents the ten-year after-tax cash flow of this in-process technology using a discount rate of 18%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $4,653,000 to net tangible assets; $8,718,000 to deferred income tax liability related to identified intangible assets; $2,360,000 to restructuring costs related to the integration of MARC; $29,710,000 to identified intangible assets (including $15,274,000 of developed technology, $6,322,000 to customer list, $2,390,000 for tradename recognition, and $1,657,000 of assembled work force); and $13,215,000 to goodwill. Goodwill and identified intangibles are being amortized over their estimated useful lives.

         UNIVERSAL ANALYTICS INC. - On June 24, 1999, the Company acquired Universal Analytics, Inc. ("UAI"), a California corporation, for cash. UAI is a developer and distributor of finite element analysis software and engineering services for the engineering community and to major manufacturers worldwide.

         COMPUTERIZED STRUCTURAL ANALYSIS AND RESEARCH CORPORATION - On November 4, 1999, the Company acquired Computerized Structural Analysis and Research Corporation ("CSAR") for cash and warrants. The acquisition has been accounted for as a purchase and, accordingly, the operating results of CSAR are not included in the Company's consolidated financial statements presented herein. CSAR is a developer and distributor of finite element analysis software and services for the engineering community and to major manufacturers worldwide. The Company financed a portion of the purchase price through an $8,000,000 term loan.

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

         During the second quarter of 1999, as part of the acquisitions of MARC and UAI, the Company recorded $2,566,000 of additional acquisition costs included in the purchase price allocation, resulting in additional goodwill, related to the integration of MARC and UAI into the Company. These charges primarily consisted of severance costs of $1,161,000 and costs related to facility consolidations of $1,405,000.

         As of September 30, 1999, the restructuring liability was $4,513,000. During the nine months ended September 30, 1999, cash outlays were $4,245,000 in conjunction with the $8,758,000 of restructuring charges and acquisition costs in the last quarter of 1998 and the first two quarters of 1999. These outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that may continue into the year 2001.

         ENGINEERING-E.COM

         In March 1999, the Company created Engineering-e.com. Engineering-e.com is an e-commerce marketplace designed to serve the ten million independent engineers in the world today and their customers. Independent engineers include entrepreneurs and consultants, engineers in companies large or small, aspiring student engineers and their professors. Engineering-e.com's marketplace will bring together these customers with merchants offering the essentials for engineering. Qualified providers of software, services, and other engineering resources can apply to be merchants in the Engineering-e.com marketplace. Engineering-e.com's web site is located at URL http://www.engineering-e.com.

         Engineering-e.com is also providing the e-commerce channel for selected Company products for broad access by independent engineers through its onDemand Licensing offering. onDemand Licensing is the first Internet pay per use licensing facility developed exclusively for the engineering community. The scalable infrastructure developed allows engineers the ability to rent the Company's software products to run on their own computer by the week or the month, significantly lowering their up-front investment. MSC.Nastran and MSC.Dytran, two of the Company's flagship engineering software products, are currently offered through onDemand Licensing.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net income was $1,213,000 for the three months ended September 30, 1999 compared to $679,000 for the same period in the prior year, an increase of $534,000, or 79%.

         The Company reported revenue of $38,925,000 for the three months ended September 30, 1999 compared to revenue of $28,775,000 for the same period in 1998, an increase of $10,150,000, or 35%. The acquisitions of KR and MARC accounted for an increase in revenues of $5,652,000 during the quarter. These purchase acquisitions occurred in December 1998 and June 1999, respectively, so there was no corresponding revenue in the same period of the prior year. The revenue and expenses related to UAI products are immaterial.

         Software license revenue and maintenance fees account for 94% and 95% of total reported revenue for the three months ended September 30, 1999 and 1998, respectively, with service revenue making up the difference. For the three months ended September 30, 1999 and 1998, approximately 85% and 79%, respectively, of the Company's software license revenue and maintenance fees is derived from annual renewable leases and recurring maintenance fees, with the remaining 15% and 21%, respectively, related to paid-up licenses. Revenues for the three months ended September 30, 1999 for KR and MARC include paid-up license revenue of $1,385,000 and $474,000, respectively. The Company anticipates the same percentage of revenue derived from paid-up licenses from KR and MARC for the remainder of 1999.

         The Company estimates that the adoption of SOP 98-9, beginning October 1, 1998, had a favorable impact of $3,481,000, or 12%, on the Company's growth rate in total revenues for the three months ended September 30, 1999 compared to the same period in 1998. If SOP 98-9 had been adopted beginning on October 1, 1997, the Company estimates that total revenue for the three months ended September 30, 1998 would have been $3,481,000 higher than the reported revenues, which would have resulted in a lower growth rate of 23% in total revenues for the three months ended September 30, 1999 compared to the same period in 1998. An additional $227,000 of revenue increases was due to those revenues which are unaffected by the adoption of SOP 98-9: paid-up license revenue, which increased $938,000; embedded technology revenue, which decreased $752,000; consulting services revenue, which increased $420,000; and software services revenue, which decreased $341,000.

         Software license revenue consists of licensing fees, which are fees charged for the right to use the Company's or a third parties' software. Maintenance and services revenues include PCS and consulting services. PCS includes telephone support, "bug" fixes and upgrade privileges on a when and if available basis. Services range from installation and basic consulting to software modification and customization to meet specific customer needs and training. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a perpetual license for the use of the Company's software.

         The following table illustrates revenue by geographic region and the related growth rates between the three months ended September 30, 1999 and 1998 in functional currencies as reported utilizing the current revenue recognition policy and estimated for the third quarter of 1998 as if SOP 98-9 had been adopted on October 1, 1997:

                     THREE MONTHS                     GROWTH RATE
                        ENDED          THREE MONTHS ENDED SEPTEMBER 30, 1999 VS.
                    SEPTEMBER 30,        THREE MONTHS ENDED SEPTEMBER 30, 1998
                         1999          ------------------------------------------
                    --------------                             IF SOP 98-9 HAD
                     PERCENTAGE OF                             BEEN ADOPTED ON
                    TOTAL REVENUE      AS REPORTED             OCTOBER 1, 1997
                    -------------      -----------             ---------------

 The Americas            45%               24%                          6%
 Europe                  30%               29%                         27%
 Asia-Pacific            25%               73%                         62%

        Total                              35%                         23%

         The increase in reported revenues for all regions was primarily due to the acquisitions of KR and MARC in December 1998 and June 1999, respectively, and due to the adoption of SOP 98-9 in October 1998. The acquisitions of KR and MARC accounted for an increase in revenues of $5,652,000, or 19%, in total revenues for the three months ended September 30, 1999 compared to the same period in the prior year, with increases in The Americas of $1,875,000, or 14%, in Europe of $1,371,000, or 15%, and in
Asia-Pacific of $2,406,000, or 43%. The Company estimates that the adoption of SOP 98-9, beginning October 1, 1998, had a favorable impact of $3,481,000, or 12%, on the Company's growth rate in total revenues for the three months ended September 30, 1999 compared to the same period in 1998, with favorable impacts in The Americas of $2,671,000, or 18%, in Europe of $170,000, or 2%, and in Asia-Pacific of $640,000, or 11%.

         The Company's international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, the Company is exposed to the effects of foreign currency fluctuations of the United States dollar versus the Japanese yen and the German deutsche mark ("DM"). The following table details the effect of the currency rate changes on revenue for the three months ended September 30, 1999:

                                           THREE MONTHS ENDED
                                           SEPTEMBER 30, 1999
                                    --------------------------------      CURRENCY
                                     USING EXCHANGE RATES FOR THE        FLUCTUATION
                                    THREE MONTHS ENDED SEPTEMBER 30,        EFFECT
                                    --------------------------------      FAVORABLE/
                                       1999                 1998         (UNFAVORABLE)
                                    -----------          -----------     ------------
Revenues:
       The Americas                 $17,590,000          $17,590,000     $      --
       Europe                        11,623,000           12,310,000        (687,000)
       Asia-Pacific                   9,712,000            8,296,000       1,416,000
                                    -----------          -----------     -----------

            Total Revenue           $38,925,000          $38,196,000     $   729,000
                                    ===========          ===========     ===========

Exchange Rates:
       $ / DM                           0.54                 0.57
       Yen / $                        113.17               139.99

         Operating expenses were $35,393,000 for the three months ended September 30, 1999 compared to $27,351,000 for the same period in the prior year, an increase of $8,042,000, or 29%. This increase includes $8,099,000 of additional operating expenses resulting from the acquisitions of KR and MARC.

         In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

         Cost of revenue was $8,649,000, or 22% of total revenues, for the three months ended September 30, 1999, a decrease of $400,000, or 4%, as compared to cost of revenue of $9,049,000, or 31% of total revenues, for the same period in the prior year.

         Amortization of capitalized software costs decreased to $2,112,000 for the three months ended September 30, 1999 from $2,871,000 for the same period in the prior year, a decrease of $759,000, or 26%. Cost of revenue, excluding amortization of capitalized software costs, was $6,537,000 for the three months ended September 30, 1999 compared to $6,178,000 for the same period in the prior year, an increase of $359,000, or 6%. This increase was primarily due to: (1) a $396,000 increase in the cost of technical support services due to a change in staffing mix between sales and support resources;
(2) a $164,000 increase in packaging costs; (3) a $144,000 increase in software licensing costs; offset by (4) a $345,000 decrease in royalty expense. The increase in labor and related costs were related to the reallocation of sales resources to support maintenance and consulting activities from the recent reorganization. $499,000 of these increases are due to the KR and MARC acquisitions. Royalty expense is paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. Royalty expense is expected to decline with the replacement of a third party product by MARC products.

         Gross margin, which is total revenue less cost of revenue, was $30,276,000, or 78% of total revenues, for the three months ended September 30, 1999, an increase of $10,550,000, or 54%, as compared to a gross margin of $19,726,000, or 69% of total revenues, for the same period in the prior year. This increase was primarily due to the acquisitions of KR and MARC and the favorable impact of adopting SOP 98-8 in October 1998.

         Research and development expense for the three months ended September 30, 1999 was $5,472,000 compared to $3,382,000 for the three months ended September 30, 1998, an increase of $2,090,000, or 62%. The increase is due to a $1,570,000 increase in the total gross investment in research and development activities and a decrease of $520,000 in the amount of research and development expenditures capitalized under SFAS No. 86.

         The total gross investment in research and development activities for the three months ended September 30, 1999 was $7,868,000, or 20% of total revenue, compared to $6,298,000, or 22% of total revenue, for the same period in the prior year. This increase resulted primarily from a $557,000 increase in development labor and related costs and the addition of $1,280,000 of development costs from the acquisitions of KR and MARC.

         Capitalized software development costs were $2,396,000 for the three months ended September 30, 1999 compared to $2,916,000 for the same period in the prior year, a decrease of $520,000, or 18%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

         Selling, general and administrative expense was $18,822,000 for the three months ended September 30, 1999 compared to $14,353,000 for the same period in 1998, an increase of $4,469,000, or 31%. The acquisitions of KR and MARC accounted for an increase of $3,693,000 in selling, general and administrative expenses. The Engineering-e.com division had expenses of $935,000. This was offset by the decrease of $396,000 due to the change in staffing mix, for a comparable increase of only $237,000.

         Amortization of goodwill and other intangibles was $2,450,000 for the three months ended September 30, 1999 compared to $567,000 for the same period in 1998, an increase of $1,883,000. The increase was due to the acquisitions of KR, MARC and UAI. Amortization of goodwill is expected to increase in future periods from the acquisition of CSAR.

         As with revenue, the Company's operating expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on operating expenses for the three months ended September 30, 1999:

                                           THREE MONTHS ENDED
                                           SEPTEMBER 30, 1999
                                    --------------------------------      CURRENCY
                                     USING EXCHANGE RATES FOR THE        FLUCTUATION
                                    THREE MONTHS ENDED SEPTEMBER 30,        EFFECT
                                    --------------------------------      FAVORABLE/
                                       1999                 1998         (UNFAVORABLE)
                                    -----------          -----------     ------------

Operating Expenses:
       The Americas                 $23,101,000          $23,101,000      $        --
       Europe                         6,188,000            6,510,000          322,000
       Asia-Pacific                   6,104,000            5,382,000         (722,000)
                                    -----------          -----------      -----------

          Total Operating Expenses  $35,393,000          $34,993,000      $  (400,000)
                                    ===========          ===========      ===========

Exchange Rates:
       $ / DM                            0.54                0.57
       Yen / $                         113.17              139.99

         Operating income was $3,532,000 for the three months ended September 30, 1999 compared to $1,424,000 for the same period in the prior year, an increase of $2,108,000. Operating income for the three months ended September 30, 1999 includes the effects of the Company's adoption of SOP 98-9 in the fourth quarter of 1998, in addition to ongoing operating costs necessary for the operation of the business. If the Company had adopted SOP 98-9 in the fourth quarter of 1997, the Company estimates operating income would have been $4,590,000 for the three months ended September 30, 1998, resulting in a decrease of $1,058,000 from the prior period to the current period, as shown in the following table:

                                                          THREE MONTHS ENDED
                                                          SEPTEMBER 30, 1999
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
Operating Income - As Reported                         $3,532,000     $1,424,000

Adjustments:
       Revenue Change, Net of Cost of Revenue                --        3,166,000
                                                       ----------     ----------

Operating Income - As Adjusted                         $3,532,000     $4,590,000
                                                       ==========     ==========


         Total other expense (income) was $1,748,000 for the three months ended September 30, 1999 compared to $395,000 for the same period in the prior year, an increase of $1,353,000. This increase was due to increases in interest expense and currency translation losses, plus a decrease in investment income.

         Interest expense was $1,543,000 for the three months ended September 30, 1999 compared to $1,114,000 for the same period in the prior year, an increase of $429,000, or 39%. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering ("PDA") in 1994 and MARC in June of 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC. Interest payments on the convertible subordinated debentures are due on March 15 and September 15 of each year until the debentures are converted or redeemed. Interest payments on the subordinated notes payable are due on January 10 and July 10 of each year. The Company expects that interest expense will increase due to the $8,000,000 term loan entered into by the Company as part of the acquisition of CSAR.

         Other expense (income) was $205,000 for the three months ended September 30, 1999 compared to ($719,000) for the same period in the prior year, a decrease of $924,000. The decrease is primarily attributable to a $382,000 increase in foreign currency exchange losses and a $288,000 decrease in interest and investment income. Other expense (income) also includes gains and losses on property, plant and equipment and other non-operating income or expense. The Company anticipates that interest and investment income will continue to decrease throughout 1999 from 1998 levels as a result of the decrease in its cash balances following the acquisitions of KR, MARC, UAI and CSAR.

         Income taxes were provided at a rate of 32% for the three months ended September 30, 1999 versus 34% for the same period in the prior year.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net income (loss) was ($926,000) for the nine months ended September 30, 1999 compared to $5,632,000 for the same period in the prior year, a decrease of $6,558,000.

         The Company reported revenue of $103,020,000 for the nine months ended September 30, 1999 compared to revenue of $96,224,000 for the same period in 1998, an increase of $6,796,000, or 7%. The acquisitions of KR and MARC accounted for an increase in revenues of $8,736,000 during the period. These purchase acquisitions occurred in December 1998 and June 1999, respectively, so there was no corresponding revenue in the same period of the prior year.

         Software license revenue and maintenance fees account for 94% and 94% of total reported revenue for the nine months ended September 30, 1999 and 1998, respectively, with service revenue making up the difference. For the nine months ended September 30, 1999 and 1998, approximately 79% and 81%, respectively, of the Company's software license revenue and maintenance fees is derived from annual renewable leases and recurring maintenance fees, with the remaining 21% and 19%, respectively, related to paid-up licenses. Revenues for the nine months ended September 30, 1999 for KR and MARC include paid-up license revenue of $2,505,000 and $805,000, respectively. The Company anticipates the same percentage of revenue derived from paid-up licenses from KR and MARC for the remainder of 1999.

         The Company estimates that the adoption of SOP 98-9, beginning October 1, 1998, had an unfavorable impact of $5,474,000, or 6%, on the Company's growth rate in total revenues for the nine months ended September 30, 1999 compared to the same period in 1998. If SOP 98-9 had been adopted beginning on October 1, 1997, the Company estimates that total revenue for the nine months ended September 30, 1998 would have been $5,474,000 lower than the reported revenues, which would have resulted in a higher growth rate of 13% in total revenues for the nine months ended September 30, 1999 compared to the same period in 1998. An additional $1,738,000 of revenue increases was due to those revenues which are unaffected by the adoption of SOP 98-9: paid-up license revenue, which increased $2,864,000; embedded technology revenue, which decreased $994,000; consulting services revenue, which decreased $228,000; and software services revenue, which increased $96,000.

         The following table illustrates revenue by geographic region and the related growth rates between the nine months ended September 30, 1999 and 1998 in functional currencies as reported utilizing the current revenue recognition policy and estimated for the third quarter of 1998 as if SOP 98-9 had been adopted on October 1, 1997:

                                                GROWTH RATE
                   NINE MONTHS      ----------------------------------------
                       ENDED        NINE MONTHS ENDED SEPTEMBER 30, 1999 VS.
                   SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30, 1998
                       1999         ----------------------------------------
                   -------------                             IF SOP 98-9 HAD
                   PERCENTAGE OF                             BEEN ADOPTED ON
                   TOTAL REVENUE    AS REPORTED              OCTOBER 1, 1997
                   -------------    -----------              ---------------
 The Americas           47%              3%                          6%
 Europe                 31%              8%                         20%
 Asia-Pacific           22%             16%                         17%

        Total                            7%                         13%

         The increase in reported revenues for all regions was primarily due to the acquisitions of KR and MARC in December 1998 and June 1999, respectively. The acquisitions of KR and MARC accounted for an increase in revenues of $8,736,000, or 9%, in total revenues for the nine months ended September 30, 1999 compared to the same period in the prior year, with increases in The Americas of $3,718,000, or 4%, in Europe of $1,841,000, or 2%, and in Asia-Pacific of $3,177,000, or 3%. The Company estimates that the adoption of SOP 98-9, beginning October 1, 1998, had an unfavorable impact of $5,474,000, or 6%, on the Company's growth rate in total revenues for the nine months ended September 30, 1999 compared to the same period in 1998, with unfavorable impacts in The Americas of $1,770,000, or 3%, in Europe of $3,522,000, or 12%, and in Asia-Pacific of $182,000, or 1%.

         The Company's international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, the Company is exposed to the effects of foreign currency fluctuations of the United States dollar versus the Japanese yen and the German deutsche mark. The following table details the effect of the currency rate changes on revenue for the nine months ended September 30, 1999:

                                         NINE MONTHS ENDED
                                        SEPTEMBER 30, 1999
                                   -------------------------------      CURRENCY
                                    USING EXCHANGE RATES FOR THE       FLUCTUATION
                                   NINE MONTHS ENDED SEPTEMBER 30,       EFFECT
                                   -------------------------------     FAVORABLE/
                                       1999               1998        (UNFAVORABLE)
                                   ------------       ------------    -------------
Revenues:
       The Americas                $ 48,027,000       $ 48,027,000    $       --
       Europe                        31,654,000         31,803,000        (149,000)
       Asia-Pacific                  23,339,000         20,535,000       2,804,000
                                   ------------       ------------    ------------

            Total Revenue          $103,020,000       $100,365,000    $  2,655,000
                                   ============       ============    ============

Exchange Rates:
       $ / DM                           0.55              0.56
       Yen / $                        116.77            134.67


         Operating expenses were $109,280,000 for the nine months ended September 30, 1999, compared to $85,719,000 for the same period in the prior year, an increase of $23,561,000, or 27%. Operating expenses for the nine months ended September 30, 1999 include a write-off of acquired in-process technology of $4,067,000, a software impairment charge of $1,500,000, and restructuring costs of $5,497,000. Without these charges, operating expenses would have totaled $98,216,000 for the nine months ended September 30, 1999, an increase of $12,497,000, or 15%, from the $85,719,000 reported for the nine months ended September 30, 1998. This increase includes $12,041,000 of additional operating expenses resulting from the acquisitions of KR and MARC.

         Cost of revenue was $27,279,000, or 26% of total revenues, for the nine months ended September 30, 1999, a decrease of $356,000, or 1%, as compared to cost of revenue of $27,635,000, or 29% of total revenues, for the same period in the prior year. Cost of revenue for the nine months ended September 30, 1999 includes a software impairment charge of $1,500,000.

         Amortization of capitalized software costs decreased to $6,341,000 for the nine months ended September 30, 1999 from $9,314,000 for the same period in the prior year, a decrease of $2,973,000, or 32%. Cost of revenue, excluding amortization of capitalized software costs and the software impairment charge, was $19,438,000 for the nine months ended September 30, 1999 compared to $18,321,000 for the same period in the prior year, an increase of $1,117,000, or 6%. This increase was primarily due to: (1) a $1,271,000 increase in the cost of technical support services due to a change in staffing mix between sales and support resources; (2) a $337,000 increase in software licensing costs; (3) a $322,000 increase in third party commissions; (4) a $288,000 increase in packaging costs; and (5) a $182,000 in other expenses; offset by (6) a $1,122,000 decrease in royalty expense; and (7) a $161,000 decrease in product marketing costs; offset by $923,000 of these increases are due to the KR and MARC acquisitions. Royalty expense is paid to third parties under various agreements. The Company does not consider any royalty expense related to individual agreements to be material. Royalty expense is expected to decline through April 2000 with the replacement of a third party product by MARC products.

         Gross margin, which is total revenue less cost of revenue, was $75,741,000, or 74% of total revenues, for the nine months ended September 30, 1999, an increase of $7,152,000, or 11%, as compared to a gross margin of $68,589,000, or 71% of total revenues, for the same period in the prior year. This increase was due to the increase in revenues and the decrease in cost of revenue, as noted above.

         Research and development expense for the nine months ended September 30, 1999 was $14,927,000 compared to $8,973,000 for the nine months ended September 30, 1998, an increase of $5,954,000, or 66%. The increase is due to a $2,645,000 increase in the total gross investment in research and development activities and a decrease of $3,309,000 in the amount of research and development expenditures capitalized under SFAS No. 86.

         The total gross investment in research and development activities for the nine months ended September 30, 1999 was $21,256,000, or 21% of total revenue, compared to $18,611,000, or 19% of total revenue, for the same period in the prior year. This increase resulted primarily from a $1,523,000 increase in development labor and related costs and the addition of $1,838,000 of development costs from the acquisitions of KR and MARC.

         Capitalized software development costs were $6,329,000 for the nine months ended September 30, 1999 compared to $9,638,000 for the same period in the prior year, a decrease of $3,309,000, or 34%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. The Company's product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

         Selling, general and administrative expense was $52,695,000 for the nine months ended September 30, 1999 compared to $47,410,000 for the same period in 1998, an increase of $5,285,000, or 11%. This increase includes an additional $6,589,000 of selling, general and administrative expenses resulting from the acquisitions of KR and MARC. The Engineering-e.com division had expenses of $1,596,000. This was offset by a decrease of $1,271,000 due to the change in staffing mix, for a comparable decrease of $1,629,000.

         Amortization of goodwill and other intangibles was $4,815,000 for the nine months ended September 30, 1999 compared to $1,701,000 for the same period in 1998, an increase of $3,114,000. The increase was due to the acquisitions of KR, MARC and UAI. The amount of amortization of goodwill and other intangibles in future periods for the Company is expected to remain at or above the level of the third quarter of 1999, and the impact of the acquisition of CSAR, which is expected to result in higher amortization expense in future periods.

         As with revenue, the Company's operating expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on operating expenses for the nine months ended September 30, 1999:

                                         NINE MONTHS ENDED
                                        SEPTEMBER 30, 1999
                                   -------------------------------      CURRENCY
                                    USING EXCHANGE RATES FOR THE       FLUCTUATION
                                   NINE MONTHS ENDED SEPTEMBER 30,       EFFECT
                                   -------------------------------     FAVORABLE/
                                       1999               1998        (UNFAVORABLE)
                                   ------------       ------------    -------------
Operating Expenses:
       The Americas                $ 79,245,000       $ 79,245,000    $       --
       Europe                        18,293,000         18,499,000         206,000
       Asia-Pacific                  11,742,000         10,440,000      (1,302,000)
                                   ------------       ------------    ------------

         Total Operating Expenses  $109,280,000       $108,184,000    $ (1,096,000)
                                   ============       ============    ============

Exchange Rates:
       $ / DM                           0.55               0.56
       Yen / $                        116.77             134.67

         Operating income (loss) was ($6,260,000) for the nine months ended September 30, 1999 compared to $10,505,000 for the same period in the prior year, a decrease of $16,765,000. The operating loss for the nine months ended September 30, 1999 includes the effects of the Company's adoption of SOP 98-9 in the fourth quarter of 1998, a write-off of acquired in-process technology, a software impairment charge and restructuring costs, in addition to ongoing operating costs necessary for the operation of the business. Without the effects of the write-off of acquired in-process technology, the software impairment charge and the restructuring costs, and had the Company adopted SOP 98-9 in the fourth quarter of 1997, the Company estimates operating income would have been $4,804,000 and $5,526,000 for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $722,000, or 13%, as shown in the following table:

                                                          NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1999
                                                     ----------------------------
                                                         1999            1998
                                                     ------------    ------------
Operating Income (Loss) - As Reported                $ (6,260,000)   $ 10,505,000
                                                     ------------    ------------

Adjustments:
       Revenue Change, Net of Cost of Revenue                --        (4,979,000)
       Impairment of Capitalized Software Costs         1,500,000            --
       Restructuring Charges                            5,497,000            --
       Write-Off of Acquired In-Process Technology      4,067,000            --
                                                     ------------    ------------

            Total Adjustments                          11,064,000      (4,979,000)
                                                     ------------    ------------

Operating Income - As Adjusted                       $  4,804,000    $  5,526,000
                                                     ============    ============

         Total other expense (income) was ($6,676,000) for the nine months ended September 30, 1999 compared to $1,971,000 for the same period in the prior year, an increase of $8,647,000. This increase includes a $10,733,000 gain from the sale of the Company's equity investment in LMS International. Excluding this gain, total other expense (income) was $4,057,000 for the nine months ended September 30, 1999, an increase of $2,086,000 compared to the same period in the prior year. The increase was due to increases in interest expense and currency translation losses, plus a decrease in investment income.

         Interest expense was $4,145,000 for the nine months ended September 30, 1999 compared to $3,347,000 for the same period in the prior year, an increase of $798,000, or 24%. The increase in interest expense is primarily attributable to increased debt levels as a result of acquisitions. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering in 1994 and MARC in June of 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC.

         Other expense (income) was ($48,000) for the nine months ended September 30, 1999 compared to ($1,376,000) for the same period in the prior year, a decrease of $1,328,000. The decrease is primarily attributable to a $718,000 increase in foreign currency exchange losses and a $547,000 decrease in interest and investment income. Other expense (income) also includes gains and losses on property, plant and equipment and other non-operating income or expense. The Company anticipates that interest and investment income will continue to decrease throughout 1999 from 1998 levels as a result of the decrease in its cash balances following the acquisitions of KR, MARC, UAI and CSAR.

         Provision for income taxes was $1,342,000 compared to $2,902,000 for the same period in the prior year, a decrease of $1,560,000, or 54%. Income taxes were provided at a rate of 32% (excluding non-deductible charges) for the nine months ended September 30, 1999 versus 34% for the same period in the prior year.

OPERATING PATTERN

         The change in year-end to December 31 and the adoption of SOP 98-9 in the fourth quarter of 1998 both have a significant effect on the operating pattern of the Company. The month of January has historically been the largest revenue month of the year with the highest volume of renewals.

         Under SOP 98-9, the Company is recognizing its software lease revenue on a monthly basis over the term of the licenses. This change will reduce the volatility of the revenue stream for the Company's interim accounting periods. In addition, because the SOP does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition will not be fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

         The Company anticipates that revenue for the remainder of 1999 will also be affected by having a full-year of operations of the Working Knowledge Division, the acquisitions of MARC and UAI in June 1999, and the acquisition of CSAR in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In the past, working capital needed to finance the Company's operations has been provided by cash on hand and from cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. The Company may engage in additional financing methods that it believes are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $28,958,000 and $19,916,000 for the nine months ended September 30, 1999 and 1998, respectively. The Company's working capital (current assets minus current liabilities) at September 30, 1999 was $5,578,000 compared to $21,736,000 at December 31, 1998, a decrease of $16,158,000. Working capital at September 30, 1999 was adversely affected by the acquisitions of MARC and UAI.

         During the nine months ended September 30, 1999, cash outlays were $4,245,000 in conjunction with the $8,758,000 of restructuring charges and acquisition costs in the last quarter of 1998 and the first two quarters of 1999. These outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that may continue into the year 2001.

         On August 11, 1999, the Company entered into a new Loan and Security Agreement ("Loan Agreement") with a bank (the "Bank"). On October 29, 1999, the Company and the Bank amended the terms of the Loan Agreement. The credit facility now includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. The line of credit carries an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points. Borrowings also involve certain restrictive covenants. The term of the revolving portion of the Loan Agreement expires May 31, 2001. No borrowings were outstanding under the Loan Agreement at September 30, 1999. On November 4, 1999, the Company borrowed the $8,000,000 term loan at the Bank's prime rate in connection with the acquisition of CSAR. Borrowings under the Loan Agreement are secured by nearly all of Company's goods and equipment, inventory, contract rights, and intellectual property rights.

         The Company issued convertible subordinated debentures in August 1994, in connection with its PDA acquisition, in the aggregate amount of approximately $56,608,000. An additional $2,000,000 principal amount of convertible subordinated debentures were issued in June 1999 in connection with the MARC acquisition. The debentures bear interest at 7-7/8% with interest payments due semi-annually in March and September. A debenture interest payment was made in September 1999 for $2,306,000. The estimated interest payment to be paid in March 2000 is $2,367,000. The amount of interest expense will decrease if the debentures are converted into common stock. The debentures mature in August 2004 and are convertible into common stock at a price of $15.15 per share.

         The Company also issued subordinated notes payable in June 1999, in connection with the MARC acquisition, in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The estimated interest payment to be paid in January 2000 is $577,000. $3,236,000 of the notes payable are due in June 2001 and the remaining $11,000,000 is due by June 2009.

         Management expects to continue to invest a substantial portion of the Company's revenues in the development of new computer software technologies and products and the enhancement of certain existing products. The Company expended a total of $21,256,000 and $18,611,000 for the nine months ended September 30, 1999 and 1998, respectively, on development efforts, of which $6,329,000 and $9,638,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

         During the nine months ended September 30, 1999 and 1998, the Company acquired $1,912,000 and $4,463,000, respectively, of new property and equipment. Capital expenditures included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. The Company's capital expenditures vary from year to year, as required by business needs. The Company intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in 1999 to be consistent with those for 1998.

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

         From March 9, 1998 through September 30, 1999, the Company has issued warrants to purchase 312,859 shares of the Company's common stock at exercise prices which range between $5.8125 per share and $11.375 per share, for a total exercise price of $2,250,000. KSTC has the right to purchase additional warrants with an aggregate exercise price of $750,000 through December 31, 1999 under the arrangement.

         The Company has no obligation under the arrangement to produce a commercially viable product or technology or to refund any monies contributed by KSTC.

         On June 18, 1999, the Company issued five year warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $10.00 per share in conjunction with the acquisition of MARC.

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

         The Company has completed its contingency planning for the most reasonably likely worst case scenarios. Depending on the systems affected, these plans could include: (1) accelerated replacement of affected equipment or software; (2) short to medium-term use of back-up equipment and software;
(3) increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 issues which arise or to provide manual workarounds for information systems; or (4) other similar approaches. If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on the Company's business, financial condition or results of operations.

         Substantially all of the Company's products licensed after January 1, 1998 are Year 2000 compliant. Compliance letters for each product containing Year 2000 compliance details are posted at the Company's web site at URL http://www.mscsoftware.com. The Company's policy, in accordance with generally accepted accounting principles, is to expense as incurred the cost of maintenance and modification to existing systems, and to capitalize the cost of any new software or hardware and amortize that cost over the assets' estimated useful lives. The Company does not separately track the costs related to Year 2000 compliance, but estimates that the incremental cost of the modifications to achieve compliance is under $100,000, spread over three years (1997 through 2000). The Company estimates that approximately 95% of these costs have already been spent.

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

-        The impact of the Internet on the Company's business;

-        The successful integration of KR, MARC, UAI and CSAR;

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

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On July 8, 1999, in connection with a joint-development and marketing arrangement with Kubota Solid Technology Corporation, the Company issued warrants to purchase 64,516 shares of the Company's common stock at an exercise price of $5.8125 per share, for a total exercise price of $375,000. The exercise price was equal to the fair market value of the common stock on the date of purchase. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The warrants were valued at $1,400,000 under the Black-Scholes valuation method. The transaction was a private placement involving one offeree and one purchaser exempt from registration section 4(2) of the Securities Act of 1933.

         The Loan Agreement, as amended, imposes restrictions on the Company's payment of cash dividends or other distributions or payments on account of or in redemption, retirement or purchase of the Company's common stock.


ITEM 5.  OTHER INFORMATION

         On November 4, 1999, the Company acquired Computerized Structural Analysis and Research Corporation ("CSAR") for cash and warrants. The acquisition has been accounted for as a purchase and, accordingly, the operating results of CSAR are not included in the Company's consolidated financial statements presented herein. CSAR is a developer and distributor of finite element analysis software and services for the engineering community and to major manufacturers worldwide. The Company financed a portion of the purchase price through an $8,000,000 term loan.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)      10.1        Second Amendment to Loan and Security Agreement
                           Between MSC.Software Corporation and Comerica
                           Bank-California.

               27.1 Financial Data Schedule for the Nine Months Ended September 30, 1999

               27.2 Financial Data Schedule for the Nine Months Ended September 30, 1998

      (b) On September 1, 1999, the Company filed a Current Report on Form 8-K/A that amended the July 1, 1999 Report to include, pursuant to Item 7 of Form 8-K:

               (1) Audited financial statements of MARC Analysis Research Corporation for the fiscal year ended December 31, 1998; and

               (2) Unaudited interim financial statements of MARC Analysis Research Corporation for the three months ended March 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MSC.SOFTWARE CORPORATION
                                                  (REGISTRANT)



                            By:                 /s/ LOUIS A. GRECO
                                ------------------------------------------------
Date: November 15, 1999             Louis A. Greco - Chief Financial Officer
      -----------------             (Mr. Greco is the Principal Financial and
                                      Accounting Officer and has been duly
                                 authorized to sign on behalf of the Registrant)