Form 10-K
period 1999-12-31
MSC SOFTWARE CORP
filed 2000-03-30
CIK 717238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 1-8722

                            ------------------------

                            MSC.SOFTWARE CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                          DELAWARE                                         95-2239450
      (State or Other Jurisdiction of Incorporation or        (I.R.S. Employer Identification No.)
                       Organization)

                   815 COLORADO BOULEVARD                                    90041
                  LOS ANGELES, CALIFORNIA                                  (Zip Code)
          (Address of Principal Executive Offices)

      (Registrant's Telephone Number, Including Area Code): (323) 258-9111

                            ------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                    -----------------------------------------
Common Stock, Par Value $0.01 Per Share                         New York Stock Exchange
7 7/8% Convertible Subordinated
  Debentures Due August 18, 2004                                New York Stock Exchange

      Securities Registered Pursuant to Section 12(g) of the Act: WARRANTS

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 1, 2000, the approximate aggregate market value of MSC.Software Corporation's voting stock held by non-affiliates was $176,932,000.

    As of March 1, 2000, there were outstanding 13,877,044 shares of Common Stock of MSC.Software Corporation.

    Documents Incorporated By Reference: Part III: Proxy Statement for Registrant's Annual Stockholders Meeting to be filed within 120 days of fiscal year end.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MSC.SOFTWARE CORPORATION
                               INDEX TO FORM 10-K
                               DECEMBER 31, 1999

                                                                                                      PAGE
                                                                                                      ----
                                                         PART I

Item 1.                 Business.................................................................       1

Item 2.                 Properties...............................................................      14

Item 3.                 Legal Proceedings........................................................      14

Item 4.                 Submission of Matters to a Vote of Security Holders......................      14

                                                         PART II

Item 5.                 Market for Registrant's Common Equity and Related Stockholder Matters....      15

Item 6.                 Selected Financial Data..................................................      16

                        Management's Discussion and Analysis of Financial Condition and Results
Item 7.                 of Operations............................................................      16

Item 7.A.               Quantitative and Qualitative Disclosures about Market Risk...............      32

Item 8.                 Financial Statements and Supplementary Data..............................      34

                        Changes In and Disagreements With Accountants on Accounting and Financial
Item 9.                 Disclosure...............................................................      67

                                                        PART III

Item 10.                Directors and Executive Officers of the Registrant.......................      67

Item 11.                Executive Compensation...................................................      67

Item 12.                Security Ownership of Certain Beneficial Owners and Management...........      67

Item 13.                Certain Relationships and Related Transactions...........................      67

                                                         PART IV

Item 14.                Exhibits, Financial Statement Schedules and Reports on Form 8-K..........      68

                                     PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENTS

    On January 29, 1999, MSC changed its fiscal year from a year beginning February 1 and ending January 31, to a calendar year. All financial information for prior periods has been restated to coincide with the new fiscal year. Therefore, any references to a fiscal year mean the twelve months ended December 31 of that year.

    On July 1, 1999, MSC.Software Corporation ("MSC") changed its name from The MacNeal-Schwendler Corporation to MSC.Software Corporation.

    During 1999, MSC acquired the following companies: MARC Analysis Research Corporation ("MARC"), Universal Analytics Inc. ("UAI"), and Computerized Structural Analysis and Research Corporation ("CSAR"). In late December 1998, MSC acquired Knowledge Revolution Inc. ("KR"). Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 4--Business Acquisitions and Divestitures in Notes to Consolidated Financial Statements for additional information with respect to MSC's acquisitions.

GENERAL

    MSC was incorporated in Delaware in 1994. Since its inception in 1963, MSC has been engaged in mechanical computer-aided engineering ("MCAE"), including the development and marketing of software for use principally by engineers and designers in industry, research laboratories and universities. MSC's MCAE solutions are intended to allow the "design-to-manufacture" team greater freedom to innovate design concepts, optimize complex solutions and exploit materials as a design variable.

    In the current computer-aided manufacturing environment, designs are simulated before manufacturing has begun. MCAE analysis is used to simulate the performance of a design before its physical manufacture, reducing the costly physical testing of prototypes and permitting a substantial increase in the number of design trade-offs and design cycles. Mechanical simulation helps manufacturers design and build better products faster and more efficiently. Engineers use MSC's simulation software worldwide in several industries, including aerospace, automotive, shipbuilding, consumer products and electronic packaging. MSC also provides strategic consulting services to customers to improve the integration and performance of their MCAE technologies.

    Our principal software products include MSC.Nastran, MSC.Marc, MSC.Dytran, MSC.Patran and the MSC.Working Model product family. MSC.Nastran is a basic MCAE analysis software program that determines a product's stresses and deformations. MSC.Marc is a non-linear finite element analysis ("FEA") program that offers automated non-linear analysis of contact problems commonly found in rubber or metal forming and many other applications. MSC.Dytran is for non-linear analyses such as those found in impact scenarios. MSC.Patran is an interactive MCAE environment that facilitates the use of geometric data from popular computer-aided design ("CAD") systems such as CATIA, Pro/ENGINEER and Unigraphics in a variety of commercial analysis programs, including MSC.Nastran. MSC.Working Model provides mechanical simulation and virtual prototyping software for use in both professional engineering and design markets.

    The Mechanical Solutions Division markets all of MSC's products and services internationally to aerospace, automotive and other industrial concerns, computer and electronics manufacturers and universities. MSC's strong reputation has earned it the business of many companies, including BMW, DaimlerChrysler, Fiat, GM, Ford, Nissan, Toyota, Boeing, Airbus, Lockheed Martin, DuPont, Eastman Kodak and Motorola.

    In addition to being a leader in providing high-end engineering analysis technology, MSC has moved to package its technology in lower-priced offerings for multi-disciplinary engineers that perform simulation on occasion and design engineers who need to verify design concepts. The Working Knowledge Division, created following the acquisition of KR in late December 1998, offers products for this latter market mainly through a network of resellers.

    MSC is concentrating on becoming more Internet focused by continuing to make its products Web-enabled and through the launch of a new division and web portal in March 1999, Engineering-e.com. This division leverages the core strengths, competencies and infrastructure of MSC to create an engineers' marketplace on the web.

    In January 2000, the MSC.Linux Division was created to support Linux products and services. MSC.Linux will leverage MSC's strengths in software technology development, professional services, hardware and software partnerships. The division will initially provide MSC's global customer base with cost-effective Linux-based applications of MSC's current products and infrastructure.

PRODUCTS AND SERVICES

CORE SOFTWARE

    Our core software products are designed to be world-class in their own right, and they also function as platforms on which we build some of our aerospace and automotive-specific software and services. Our core software consists of a complement of solvers linked to a pre and post processor (MSC.Patran). These solvers are capable of simulating virtually any mechanical/structural phenomena, ranging from MSC's flagship general-purpose linear based solver (MSC.Nastran) to a dedicated non-linear solver (MSC.Marc) to a specialty non-linear solver (MSC.Dytran). Future work will be undertaken to create seamless transitions between them. In addition, MSC will expand beyond the "traditional" uses of FEA to move into manufacturing process simulation utilizing the capabilities of MSC.Marc and MSC.Dytran.

    The governing principles for our core software are to provide:

    - Enhanced engineering productivity, in terms of process/task automation (via dedicated environments, templates, and workflow managers), numerical and graphics performance, and overall ease of use;

    - Greater range of simulation, including loads analysis (and kinematics), non-linear effects, robust design (including probabilistic analysis), manufacturing process simulation, and test correlation;

    - Increased modeling, manipulation, and analysis of assemblies, from geometry to full FEA models to super-elements/substructures to matrices from analysis and test;

    - Continued commitment to data exchange standards such as AP203, AP214, and AP209; and

    - Increased emphasis on advanced visualization techniques and dedicated results processing utilities.

SOLVERS: MSC.NASTRAN, MSC.MARC AND MSC.DYTRAN

    MSC.Nastran is a descendant of NASTRAN-TM-, a computer program owned by the United States Government and leased to others. MSC has improved upon NASTRAN-TM-since NASTRAN-TM- was first released in 1970 and the current capabilities and scope of MSC.Nastran are substantially greater than those of NASTRAN-TM-. MSC has been selling MSC.Nastran since 1971. Pursuant to a 1982 agreement with the National Aeronautics and Space Administration ("NASA"), MSC acquired the perpetual rights to commercially use those elements of NASTRAN-TM- which are embodied in MSC.Nastran. See "Intellectual Property Rights" below. However, certain of MSC's competitors sell other variations of NASTRAN-TM-.

    MSC.Nastran is based upon the "finite element method" ("FEM") of analysis. With FEM analysis, complex structures are divided into small elements, which form a finite element model, which is then subjected to computer analysis. MSC.Nastran is used to analyze structures in order to determine, among other things, their strength, safety and performance characteristics. For example, in the aerospace industry, MSC.Nastran is employed to determine the stress distribution in the major parts of an aircraft, such as engines, wings, fuselage and tail. A computer analysis could be applied to improve the design of aircraft by suggesting the removal of material where stresses are low and the addition of material where stresses are high, while reducing the usage of physical prototypes and other testing. With this knowledge, aircraft can be made both stronger and lighter. The same principles have been applied to improve the design of jets, rockets, engines, automobiles, trucks, tires, ships, farm equipment, heavy industrial equipment, nuclear containment vessels, helicopters, spacecraft and other products and structures.

    Because MSC.Nastran has been designed in a modular way, new features can be added and obsolete features replaced without disrupting the other modules of the system. As a result, major changes in computer hardware have been systematically accommodated. For example, the program has been adapted to be used on a variety of computer types, from supercomputers to personal computers. MSC believes that the continued development and maintenance of MSC.Nastran, together with the modular design features of that program, have prevented, and will continue to prevent, its obsolescence, although no assurance can be given that future changes in hardware or breakthroughs in software design will not result in the obsolescence of the program.

    Version 70.7 was released in October 1999, with the main feature being support for distributed parallel processing for statics, normal modes, and frequency response analysis. As an example, this feature now makes it possible for large automotive NVH jobs to be run during the workday, enabling this type of simulation to be an integral part of the design process. Material sensitivity was also added. Over the next two years, our emphasis will expand to include more non-linear capabilities, utilizing MSC.Marc technologies, which are needed for large, system-type simulation. Selected capabilities from UAI.Nastran and CSAR.Nastran will be merged into MSC.Nastran, based on market needs. Some performance enhancements have already been merged in, with more to come.

    MSC.Marc is the newest addition to the MSC suite of solvers, filling the gap between linear MSC.Nastran and its non-linear specialty MSC.Dytran. MSC.Marc also has extensive distributed parallel processing capabilities, and it is world-renowned for its contact algorithms and its extensive material library, both of which have found extensive use in the tire and rubber industries.

    The MSC.Dytran product is for highly-non-linear analyses such as those found in impact. It uniquely combines fluid-structure interaction to facilitate the simulation of tire hydroplaning and occupant safety (airbag-occupant interaction).

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

    MSC.Patran system provides three fundamental functions:

    - MSC.PATRAN CORE SOFTWARE--The core of the MSC.Patran software enables the engineer to visualize the design, preprocess the design into a computer model for engineering analysis, and post-process the results of the analysis into a graphical representation. The software interfaces with many popular CAD programs and many analysis packages such as MSC.Nastran.

    - APPLICATION MODULES--Through a series of modules that can be added to the core software, engineers can perform analysis on stress, thermal mechanisms and dynamics, fluid flow, solid modeling, and fatigue. Some of these application modules have been developed by third parties and are marketed under joint development or marketing agreements.

    - INTERFACES--MSC.Patran uses a series of interfaces that allow it to interact with programs developed by other companies in the CAD/MCAE industry. These interfaces either involve direct links into other software or translate data to and from other software so that it can be processed within MSC.Patran.

    MSC.Mentat continues to be the pre and post processor for MSC.Marc, and its features will eventually be merged into MSC.Patran.

OTHER CORE PRODUCTS

    Other core products include MSC.Fatigue for durability analysis, MSC.Akusmod for internal acoustic modeling and analysis, and MSC.Construct for topology and shape optimization.

    In addition, MSC has a variety of other products, none of which accounts for more than 5% of MSC's revenue, including MSC.SuperModel, MSC.SuperForge and MSC.Mvision.

MSC.WORKING MODEL

    The December 1998 acquisition of KR led to the MSC.Working Model suite of products for motion and visualization/animation. These products can be linked to mid-range, solid modelers such as Solid Works, Mechanical Desktop and Solid Edge. MSC plans to extend their visualization capabilities to work with our core solvers.

    During 1999, MSC introduced MSC.Working Model 4D, which combined MSC.Working Model Motion with MSC.InCheck. MSC.Working Model Motion is used to simulate motion such as falling and colliding objects, pistons or conveyor. This simulation answers the question "Will it work?" MSC.InCheck is used to simulate stress, deformation and vibration. This simulation answers the question "Will it break?" These products run on Microsoft Windows-based personal computers and are closely linked to desktop-based CAD programs such as Solid Works, Mechanical Desktop and Solid Edge.

SERVICES

    MSC develops educational tools designed to train users of its products as an extension of its software business. Training seminars are conducted in local languages on a frequent basis at the MSC Institute of Technology in Costa Mesa, California, at MSC's offices worldwide, and at client sites. MSC also offers both its Mechanical Solutions and Working Knowledge products to schools and universities.

    In addition, MSC provides a broad range of engineering software consulting services. A typical consulting assignment might include all or some of the following activities:

    - PROCESS ADVICE AND AUTOMATION--We work closely with our key customers to advise them on product development processes, enabling them to make better products in less time and for less cost. We automate the advice by providing software systems that integrate our software with PDM, CAD, test, and in-house software. The advice and automation moves simulation up front in the conceptual and detailed design phases to enable simulation to be performed by design engineers and to be an integral part of the product development process. In many of our service engagements, we use the MSC.Acumen toolkit to create design engineering workflow templates that capture and automate the engineering process, providing tremendous productivity gains.

    - ENGINEERING SERVICES--We provide engineering analysis and design services to our existing software customers and to companies who do not use our software. These are delivered to our current customers to provide analysis or design expertise that they may not have, and to augment their capabilities if they have a manpower shortage. These services are provided to other companies who do not have any analysis or design professionals on staff, but who need these capabilities provided via outsourcing. We deliver the expertise of over 200 highly trained engineers who write, support, and use the MSC software on a daily basis. We have provided services to automotive, aerospace, biomedical, electronic packaging, petrochemical, nuclear, and consumer product manufacturers and suppliers. In addition to analysis and design services before a product's manufacture, we have also investigated the cause of in-service failures for a wide range of products.

    - AUTOMOTIVE-SPECIFIC SERVICES--Automotive manufacturers and suppliers are increasing their use of engineering simulation early in the design process, to reduce dependence on physical testing, improving overall product quality, and reducing cost/time to market. Our automotive-specific services capabilities are in the areas of NVH ("noise, vibration, and harshness") and durability. We have successfully completed automotive services projects providing fees in excess of $5,000,000 including:

     --Development of a custom system for Cooper Tire to integrate simulation, design, and test, helping to reduce tire development time by 70%;

     --Funded enhancements to integrate MSC.AMS with BMW's in-house Product
       Design & Manufacturing ("PDM") system, substantially reducing modeling time for full-vehicle assemblies and spot weld modeling;

     --Durability process automation for Navistar; and

     --Brake squeal analyses for several companies.

     A major trend within automotive manufacturers is to move the development of components and subsystems to their first-tier suppliers, providing significant services growth opportunities for us within the supply chain.

    - AEROSPACE-SPECIFIC SERVICES--Aerospace manufacturers and suppliers are increasing their efficiency by utilizing simulation to improve product performance and reduce design costs. Simulation is an integral part of the aerospace design process and is used early and throughout the processes. We are known for having a core competency in aerospace and our products are considered the industry standard. As a result, MSC's two main service opportunities are in the areas of custom software development and process automation. A major opportunity for aerospace specific services is in supply chain integration; pushing design and certification responsibilities down the supply chain. Today, we believe that there is little supply chain optimization within the aerospace market, while it is generally recognized that such optimization is needed. Most aerospace
      OEMs and suppliers are struggling to implement such programs.

    - TRAINING SERVICES--We provide custom and standard versions of live, web and video/DVD courses and course materials joining the engineering fundamentals with MSC product specific knowledge to enable customers to make more efficient use of our software. We are the acknowledged leader in CAE training, more than five times the expertise and size of our largest competitor. In 2000, we expect to deliver several new courses on video and DVD and via the web.

    - ONSITE SUPPORT--As an optional service, we provide onsite support for our software. This "pay as you go" service enables our customers to receive a dedicated level of technical support, with Company personnel becoming or adding to the in-house experts.

    - SOFTWARE IMPLEMENTATION--Implementation services are a combination of training, onsite support, and engineering services to install software at customer sites. These are provided to new or existing software customers so they can make quick, effective use of new versions or new products.

    - CUSTOM SOFTWARE DEVELOPMENT, COLLABORATIVE DEVELOPMENT, AND PORTING--We can customize our software in order to provide customer requested capabilities on a funded basis. Some of our major software capabilities--including dynamic sensitivity and optimization, acoustics, and static aeroelasticity--were developed as custom projects, and in 2000 we will do others. In many cases, the projects are fully funded by the customer (custom development), but there are cases we absorb part of the cost if there is a future commercial benefit (collaborative development). One type of custom development is funded porting, where the hardware provider pays us to port our software to their new hardware or to new versions of operating systems.

    - LINUX SERVICES--A new services area for MSC will be for porting to the Linux operating system. For Linux, we will help our customers move from Unix, configuring systems for them, porting their in-house software, customizing the operating system for special needs, and training them. We will also offer "turn-key" systems that include computers, the operating system, and software (ours and others). The computers will range from single PCs or workstations to high-performance clusters of multiple machines.

RESEARCH AND DEVELOPMENT

    MSC continually expends significant amounts on the development and maintenance of its suite of MCAE software products, as well as on new product research and development. During the years ended December 31, 1999, 1998 and 1997, gross research and development expenditures were approximately $27,766,000, $25,266,000 and $22,723,000, respectively. Of the amounts expended,
$8,255,000, $11,600,000 and $12,545,000, respectively, were included in software costs capitalized. Effective January 1, 1999, MSC changed the estimated useful life of its capitalized software assets from three and four years to two and three years. MSC has always estimated the expected life of these assets based on the release cycle of its products. MSC believes that as software production cycles decrease, amortization periods should also decrease in order to coincide with each version's revenue stream. MSC made this change prospectively.

    MSC's development activities have historically involved adding new capabilities to its family of MCAE programs or converting those programs for use on new computer platforms. These activities are intended to prevent technological obsolescence and assure MSC's clients the maximum flexibility in selecting computer hardware. MSC considers the feasibility, cost and the size of the market its software program for a particular computer when determining whether to undertake development activity to adapt the program for a particular computer.

    Maintenance of MSC software products includes system integration, quality assurance testing, error correction, and modifications to accommodate changes to computer system software. Given the maturity of MSC's software, most maintenance efforts stem from continuing new developments. Maintenance costs are expensed as incurred.

    MSC has recently increased its expenditure for software development. This increase resulted primarily from the acquisitions of Marc, UAI, CSAR and KR and changes within it's product management function in staffing and staff mix related to a strategic revision in product development activity. This shift in strategy de-emphasizes features upgrades for specific products and promotes the development of technologies and integrated software solutions for targeted customers. MSC's total development cost before software capitalization was 19% of revenue for 1999, which was consistent with management's target of 20% of total annual revenues under the new strategy.

SALES AND MARKETING

    MSC markets its products through advertising in trade publications, participation in industry trade shows and exhibits, training seminars conducted worldwide, its existing client base and through complementary marketing agreements with computer hardware manufacturers. MSC also uses its own dedicated sales force as well as value added resellers ("VARs") and the Internet for domestic marketing.

    Foreign marketing is generally conducted in the same manner as marketing within the United States. The basic licensing agreements are substantially the same. Prices for agreements originating with MSC's German subsidiary are generally stated in German Marks and agreements originating with MSC's Japanese subsidiary are generally stated in Japanese Yen. Agreements with customers are typically denominated in United States Dollars. The agreements stated in other foreign currencies are subject to currency fluctuations.

REVENUE POLICY

    MSC provides a variety of licensing alternatives for the use of its software products. MSC's software products have been primarily offered on an annual non-cancelable, pre-paid license basis. An annual non-cancelable, pre-paid license is set at a fixed rate for the period and provides for payment in advance of use. Prior to October 1, 1998, license revenue was recognized at the time of sale, while maintenance revenue, representing approximately 15% of the revenue from a non-cancelable, pre-paid license, was recognized ratably over the term of the maintenance period. Effective October 1, 1998, MSC adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-9, "MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS", pursuant to which revenue will be recognized ratably over the life of the contract for a non-cancelable, pre-paid annual license. In recent years, demand has also increased for paid-up licenses for engineering software products. A paid-up license provides significant revenue at the original time of sale of the product, with smaller payments for maintenance following the time of sale. The growth of paid-up licenses creates higher earnings volatility since larger amounts of revenue are recognized at one time instead of over a period of time. Service revenue was less than 10% of revenue for 1999. See Note 1--Summary of Significant Accounting Policies and Business Information of Notes to Consolidated Financial Statements for additional information with respect to MSC's revenue recognition policy.

SALES AND SUPPORT OFFICES

    MSC maintains North American sales and client support offices in Costa Mesa, California; San Mateo, California; Palo Alto, California; Atlanta, Georgia; Dayton, Ohio; Southfield, Michigan; Lowell, Massachusetts; and Mount Laurel, New Jersey. Sales and/or technical support representatives who have engineering backgrounds and experience using MSC's products are staffed in these offices. These representatives market MSC's products, provide training in their use, respond to user support calls and provide solutions for MCAE analysis throughout North America. In addition, sales and support personnel work out of numerous home offices throughout the United States. The Los Angeles office serves as MSC's corporate headquarters and e-commerce office. MSC will be relocating its Costa Mesa office to new office space nearby in the South Coast Metro area of Orange County, California. The earliest move-in date is anticipated to be January 2001.

    MSC's products are marketed, distributed and supported outside of North America through a network of foreign subsidiary offices. MSC's wholly owned European subsidiary, headquartered in Munich, Germany, manages MSC's network of wholly-owned subsidiaries in the United Kingdom, Italy, Spain, France, Norway, The Netherlands, Poland, and the Czech Republic. Other sales offices are located in Greece, Russia, Hungary, Belgium, Romania, Slovenia and Turkey. In the Asia-Pacific region, sales and service are handled through MSC's wholly-owned subsidiary in Tokyo, Japan, with a branch office in Osaka, Japan, as well as other sales and services offices in Korea, Taiwan and the People's Republic of China. A foreign subsidiary office is also located in Brazil.

    Representative arrangements are also utilized in several other European and Asia-Pacific countries as well as in India, Australia and parts of Latin America.

POST CONTRACT SUPPORT

    Client service is an integral aspect of MSC's marketing program. MSC maintains toll-free numbers and a "hot line" service for its clients. MSC has invested in advanced "call center" technology to improve its capabilities.

    User manuals, training and quality assurance are also essential to MSC's marketing program. MSC's user manuals are comprehensive and updated on a regular basis. A staff of writers and editors manage the design, writing, editing and preparation of user manuals as well as of training materials and promotional literature.

    MSC conducts formal training for clients, ranging from three-day introductory courses to intensive courses on specialized subjects for experienced users. Onsite courses for clients are provided for larger user organizations.

    MSC also hosts annual users' conferences in the United States, Europe, Asia-Pacific, Australia and Latin America to gather data on client needs, new engineering applications, and new trends in computing technology.

CUSTOMERS

    MSC's products are marketed internationally to clients from aerospace, automotive, other manufacturers and universities. These categories of clients accounted for 33%, 24%, 40% and 3%, respectively, of MSC's revenues for 1999.

    For 1999, foreign export sales accounted for approximately 54% of gross revenues, most of which was attributable to Europe (32%) and Asia-Pacific (22%). The balance was attributable to Canada and South America. The operating margins derived from MSC's foreign export sales do not materially differ from its domestic operations. See Notes 12--Taxes Based on Income and Note 13--Segment Information of Notes to Consolidated Financial Statements for additional information with respect to MSC's foreign operations.

    No single customer accounted for more than 10% of MSC's consolidated revenues in 1999.

BACKLOG

    MSC does not maintain backlog statistics for its products because software is generally available for delivery upon execution of a licensing agreement or contract. Backlog for consulting services work is currently not material.

INTELLECTUAL PROPERTY RIGHTS

    MSC, MSC/, MSC/Aries, MSC/Patran, MSC/Mvision and MSC/Dytran are registered trademarks of MSC. Working Model is a registered trademark of MSC's wholly owned subsidiary, Knowledge Revolution, Inc. NASTRAN-TM- is a registered trademark of NASA. MSC.Nastran is an enhanced proprietary version of NASTRAN-TM-.

    MSC/Nastran, MSC/Nastran for Windows, MSC/SuperModel, MSC/InCheck, MSC/SuperForge, MSC/NVH Manager, MSC/DropTest, MSC/FEA, MSC/Fatigue, MSC/Working Knowledge, MSC/Construct, and MSC/AMS are trademarks of MSC. MSC also obtained the registered trademarks of MARC, Mentat, M/AutoForge, CSA and CSAR as part of our 1999 acquisitions. Registration is pending on certain of these trademarks. Most of MSC's trademarks have also been registered in foreign countries. MSC believes that it could successfully defend the use of its trademarks, whether registered or pending registration, under federal or common law existing in the State of California.

    In addition, MSC maintains federal statutory copyright protection with respect to its software programs and products and has registered copyrights on all documentation and manuals related to these programs and maintains trade secret protection on its software products.

COMPETITION

    MSC competes in highly competitive markets, including the development and marketing of software for use principally by engineers and designers in industry, research laboratories and universities. MSC believes that it is a leading supplier of software and services to the MCAE markets in which it competes.

    MSC believes that MSC.Nastran is the leading program for engineering analysis worldwide, based upon capability, functionality, international acceptance and sales volume, and that MSC.Patran is the standard MCAE environment for manufacturers worldwide, based upon its enhanced usability, direct CAD access, intelligent use of geometry, automated finite element modeling and completeness of analysis integration. MSC believes that MSC.Working Model Motion is the unit volume leader for desktop-based motion simulation, based principally on its ease of use and on its association with leading university textbook publishers that bundle our software with their texts.

    MSC must continue to offer attractive prices and performance capabilities in order to retain existing clients and further extend its markets. See "Research and Development" and "Sales and Marketing" above. MSC competes primarily based upon product quality, service, price and technological innovation.

EMPLOYEES

    At December 31, 1999, MSC and its subsidiaries employed 831 persons, of whom 413 were involved in technical activities, 312 in sales and marketing, and 106 in administration. Of these employees, 302 hold advanced degrees. MSC's business is dependent in part upon its ability to attract and retain highly skilled personnel who are in great demand. MSC has no contracts with labor organizations and believes its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth certain information about executive officers that are not also directors of MSC. MSC is not aware of any arrangement or understanding between these persons and any other persons pursuant to which the executive officers were selected as such. MSC is not aware of any family relationships between these executive officers and any other executive officers.

OFFICER                                       AGE                   CURRENT POSITION
-------                                     --------   ------------------------------------------
Louis A. Greco............................     52      Chief Financial Officer and Corporate
                                                       Secretary
Kenneth D. Blakely........................     45      Senior Vice President and General Manager
                                                       Mechanical Solutions Division
David Baszucki............................     37      Vice President and General Manager Working
                                                       Knowledge Division
John Di Lullo.............................     56      Vice President and General Manager
                                                       Engineering-e.com Division
Jeff Morgan...............................     54      Vice President--Worldwide Product and
                                                       Business Development
Richard C. Murphy.........................     36      Vice President--The Americas
Greg Sikes................................     37      Vice President and General Manager Linux
                                                       Division
Dr. Christopher St. John..................     53      Vice President--Europe
Masaru Tateishi...........................     54      Vice President--Asia-Pacific

    LOUIS A. GRECO has served as Chief Financial Officer of MSC since March 1983. He has served as Corporate Secretary since December 1985.

    Mr. Greco has a Bachelor of Science Degree in Business with an Accounting Emphasis from California State University at Los Angeles and a Masters Degree in Business Administration from the University of Southern California. He is also a Certified Public Accountant.

    KENNETH D. BLAKELY has served as Senior Vice President and General Manager of the Mechanical Solutions Division since January 1999. Prior positions at MSC include Vice President and General Manager of the Aerospace Business Unit; Vice President of Marketing; Director of Product Management; and Manager of Technical Planning and Product Services. He also headed the MSC.Nastran for Windows team, responsible for conceiving, developing and launching the product. Mr. Blakely has authored the MSC.Nastran Basic Dynamic Analysis User's Guide and written more than 40 technical papers, primarily on test-analysis correlation, structural dynamics, PC applications, and CAD-FEA interoperability.

    Mr. Blakely has a Bachelors Degree in Engineering and a Masters Degree in Structural Dynamics from the University of California at Los Angeles.

    DAVID BASZUCKI has served as Vice President and General Manager of Working Knowledge Division since January 1999, when he joined MSC upon the acquisition of KR. Mr. Baszucki was the President and Founder of Knowledge Revolution Inc. from August 1989 to December 1998. Mr. Baszucki is the original architect of Interactive Physics and the Working Model platform-dependent dynamics engine. Mr. Baszucki has 12 years of experience in the simulation software industry. Before founding KR, he held engineering and marketing positions at ROLM Corporation and CIC Corporation.

    Mr. Baszucki has a Bachelors Degree in Electrical Engineering from Stanford University. He is also a recipient of the General Motors Stanford Scholarship and a winner of the Stanford Mechanical Engineering Design Competition.

    JOHN DI LULLO has served as Vice President and General Manager of Engineering e.com Division of MSC since March 2000. He came to MSC in October of 1999. Prior to that Mr. Di Lullo was the General Manager of Education Systems at Systems and Computer Technology where he web-enabled their software products and was a Senior Director at Time-Warner from October 1994 through December 1997 where he led various internet commerce initiatives.

    Mr. Di Lullo has a Bachelor of Science Degree in Mathematics and Masters Degree in Information Systems from Temple University.

    JEFF MORGAN has served as Vice President, Worldwide Product and Business Development of Mechanical Solutions Division since March 2000. Mr. Morgan came to MSC with the acquisition of UAI where he served as President since 1992.

    Mr. Morgan has a Bachelor of Science Degree in Flight Sciences from Columbia University.

    RICHARD C. MURPHY has served as Vice President--The Americas of Mechanical Solutions Division since January 1999. Prior to that, he was Vice President and General Manager of the Growth Industries Business Unit from February 1997 to December 1998; Vice President and General Manager of the General Manufacturing Unit from September 1996 to January 1997; Department Director of North American Sales and Support from March 1997 to August 1996; Regional Office Manager of North American Sales and Sales Support from February 1994 to February 1996; and Sales Representative of North American Sales and Support from April 1991 to January 1994.

    GREG SIKES has served as Vice President and General Manager of Linux Division of MSC since March 2000. Mr. Sikes joined MSC in 1993 and has held various positions including Director of Aerospace Development, Manager of Aerospace Products and Product Manager for MSC.Patran.

    Mr. Sikes has a Bachelor of Science Degree in Aeronautical Engineering from the University of Illinois and a Masters Degree in Mechanical Engineering from the University of California at Berkeley.

    DR. CHRISTOPHER ST. JOHN has served as Vice President--Europe of Mechanical Solutions Division since April 1997. Prior to that, he was Director of European Engineering Services from January 1995 to March 1997.

    MASARU TATEISHI has served as Vice President--Asia-Pacific of Mechanical Solutions Division since February 1995. Before that, he was General Manager of MSC Japan from March 1993 to January 1995.

FORWARD-LOOKING STATEMENTS

    The forward-looking statements in this report, including statements concerning projections of MSC's future results, operating profits and earnings, are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to:

    - The timely development and market acceptance of new versions of MSC's software products;

    - MSC's dependence on certain industries;

    - The impact of the Internet on MSC's business;

    - Timely development of Computer Aided Engineering technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations;

    - Fluctuations of the United States Dollar versus foreign currencies;

    - Economic conditions in Asia-Pacific, Europe and the United States;

    - MSC's ability to reduce costs without adversely impacting revenues;

    - Successful involvement of international and domestic business partners in creating mechanical engineering solutions;

    - MSC's ability to attract, motivate and retain salespeople, programmers and other key personnel;

    - The adoption by MSC of certain anti-takeover provisions; and

    - Continued demand for its products, including MSC.Nastran, MSC.Patran, MSC.Marc, MSC.Dytran, MSC.Mvision, MSC.Nastran for Windows, and MSC.Working Model 4D.

    Subsequent written and oral forward-looking statements attributable to MSC or persons acting on its behalf are hereby expressly qualified in their entirety by the cautionary statements in this section of this report.

RISK FACTORS

    HISTORICAL RESULTS OF OPERATIONS AND FINANCIAL POSITION OF MSC ARE NOT NECESSARILY INDICATIVE OF FUTURE FINANCIAL PERFORMANCE--MSC derives most of its revenue from selling software products and services to high end users of the product design markets. Our revenue growth and our ability to match spending levels with revenue growth rates will directly affect our future operating results. Historically, a significant portion of our revenue has been generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. In addition, over 50% of our revenue is derived from international markets and are denominated in foreign currencies. As a result, our financial results could be impacted by weakened general economic conditions in various parts of the world, differing technological advances or preferences, volatile foreign exchange rates, and government trade restrictions in any country in which we do business.

    RISK ASSOCIATED WITH EXPENSE MANAGEMENT--MSC plans its operating expense levels, in part, on expected revenue growth. Our expense levels, however, are generally committed in advance and, in the near term, we are able to change only a relatively small portion of our expenses. As a result, our ability to convert operating outlays into expected revenue growth at profitable margins will affect our future operating results. If our future revenues are less than expected, our net income may be disproportionately affected since expenses are relatively fixed.

    RISKS OF COMPETITION--The software industry is highly competitive. The entire industry may experience pricing and margin pressure which could adversely affect our operating results and financial position. Our success depends on our ability to continue to develop, enhance and market new products to meet our customers' sophisticated needs within competitive pricing structures and in a timely manner. Shortened product development cycles may impact product quality, performance, reliability, ease of use, functionality, breadth and integration. Our success also depends, in part, on our ability to: (1) attract and retain technical and other key employees who are in great demand; (2) protect the intellectual property rights of our products; and (3) continue key relationships with product development partners.

    Some of our current and possible future competitors have greater financial, technical, marketing and other resources than we do, and some have well-established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect our business, financial condition and results of operations.

    RISKS RELATED TO DEPENDENCE ON CORE PRODUCTS--We currently earn a significant portion of our revenues from sales and maintenance of a core group of analysis and design software derived primarily from our MSC.Nastran and MSC.Patran products. As a result, any factor adversely affecting sales of these core products could have a material adverse effect on our business. Our future performance will depend upon successful development, introduction and customer acceptance of new products or enhanced versions of our existing products. We can give no assurance that we will continue to be successful in marketing our current products or any new or enhanced products that we may develop in the future. In addition, competitive pressures or other factors may result in price erosion that could have a material adverse effect on our business, financial condition and results of operations.

    DEPENDENCE ON CERTAIN INDUSTRIES--We primarily market our products to aerospace, automotive and other industrial customers. For 1999, aerospace clients accounted for 33% of our revenues and automotive clients accounted for 24% of our revenues. Changes in capital spending by, and cyclical trends affecting, these customers may adversely affect our offerings to these industries. In addition, these types of customers tend to adhere to a technology choice for long periods (i.e., an entire development cycle). As a result, a lost opportunity with a given customer may not again become a new opportunity for several years.

    RISKS RELATED TO INTERNATIONAL ACTIVITIES--Revenues from foreign export sales represented approximately 54% of our gross revenue for 1999. Risks inherent in our international business activities include the following:

    - Imposition of government controls;

    - Foreign exchange fluctuations, as many of our agreements originating with our German and Japanese subsidiaries are stated in foreign currencies (see also "Euro Conversion" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations);

    - Export license requirements;

    - Restrictions on the export of critical technology or other trade restrictions;

    - Foreign political and economic instability;

    - Ineffective copyright and trade secret protection under foreign law;

    - Changes in regulatory practices, tariffs and taxes;

    - Difficulties in staffing and managing international operations;

    - Longer accounts receivable payment cycles; and

    - Burdens of complying with a wide variety of foreign laws and regulations.

    In 1998, unfavorable economic and political conditions in the Asian markets affected our international results. 24% of MSC's total revenue for 1999 is directly related to the Japanese market, while 5% is from the Asia-Pacific region outside of Japan. Although the Asia-Pacific economies have shown signs of recovery, we still remain cautious about MSC's Asia-Pacific prospects. We can give no assurance that the economic and currency issues are going to improve further or remain constant. Any downturn may have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

CERTAIN ANTI-TAKEOVER PROVISIONS

    Certain provisions of our Restated Certificate of Incorporation and Restated Bylaws could make it more difficult for a third party to acquire control us, even if the change in control would be beneficial to stockholders. These provisions include the following:

    - Division of our Board of Directors into three classes, with each class serving a staggered three-year term;

    - Vesting of exclusive authority in the Board, the Chairman of the Board and the President (except as otherwise required by law) to call special meetings of stockholders;

    - Elimination of stockholder voting by consent;

    - Removal of Directors for cause only;

    - Ability of the Board to authorize the issuance of preferred stock in series;

    - Vesting of exclusive authority in the Board to determine the size of the Board (subject to certain limited exceptions) and to fill vacancies thereon; and

    - Advance notice requirements for stockholder proposals and nominations for election to the Board.

    RISKS RELATED TO STOCK MARKET VOLATILITY--The trading price of our stock, like other software and technology stocks, is subject to significant volatility. If our revenues or earnings fail to meet securities analysts' expectations, there could be an immediate and significant adverse impact on the trading price of our stock. In addition, broader market factors unrelated to our performance may affect our stock price.

    In addition to the above provisions, we adopted a new stockholder rights plan in 1998. Such plan entitles our stockholders, if an entity acquires more than 20% of our stock or, in the event of a "squeeze-out merger"(1), to purchase either our common stock or the common stock of the merged entity at one-half of such stock's market value. Until ten days after the announcement of the acquisition of such a 20% interest, we may redeem the rights for a nominal amount.

------------------------

1 A "squeeze-out merger" is a merger transaction in which a minority interest in a corporation is intenionally eliminated or reduced. This often accomplished by setting up the merger transaction to provide such holders of minority interests with effective no choice but to accept cash (as opposed to interests in the continuing entity) in exchange for their shares.

ITEM 2. PROPERTIES

    MSC's offices are leased under agreements expiring at various times over the next one to 12 years. MSC's principal offices are in Los Angeles, California and Costa Mesa, California, and include 28,035 square feet and 81,178 square feet, respectively, under leases expiring in 2005 and 2002, respectively. As part of its restructuring, MSC relocated a portion of its Los Angeles operations into the Costa Mesa office. Management believes that this move provided cost savings as well as providing enhanced productivity by having key personnel in one office. MSC will be relocating the Costa Mesa office to new office space nearby in the South Coast Metro area of Orange County, California. The new office includes 125,043 square feet under a lease expiring in 2012. The earliest move-in date is anticipated to be January 2001. MSC also leases its other offices throughout the United States and internationally. See Note 16-- Commitments and Contingencies of Notes to Consolidated Financial Statements of this report for additional information regarding MSC's lease obligations.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the last quarter of MSC's fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    MSC's common stock is listed for trading on the New York Stock Exchange ("NYSE") under symbol "MNS". The following table sets forth through December 31, 1999, the high, low, average and closing prices, as reported on the NYSE composite trading system, for the periods shown:

                                                             SALES PRICES
                                               -----------------------------------------
                                                 HIGH       LOW      AVERAGE     CLOSE
                                               --------   --------   --------   --------
CALENDAR YEAR 1999:
  Fourth Quarter.............................   $10.31     $6.25      $ 7.45     $10.13
  Third Quarter..............................   $ 7.25     $4.88      $ 5.77     $ 6.69
  Second Quarter.............................   $ 6.13     $5.19      $ 5.71     $ 5.81
  First Quarter..............................   $ 7.63     $5.06      $ 6.15     $ 6.00
CALENDAR YEAR 1998:
  Fourth Quarter.............................   $ 7.38     $5.19      $ 5.96     $ 7.00
  Third Quarter..............................   $ 9.81     $5.75      $ 7.73     $ 6.19
  Second Quarter.............................   $12.13     $9.25      $10.58     $ 9.81
  First Quarter..............................   $12.38     $9.06      $10.21     $11.88

    As of March 1, 2000, there were 320 record holders of MSC's Common Stock. MSC eliminated its dividend in September of 1996 and does not anticipate paying a dividend in the foreseeable future. In addition, MSC's loan agreement with its principal bank imposes restrictions on MSC's payment of cash dividends or payments on account of or in redemption, retirement or purchase of MSC's common stock or other distributions.

    On November 4, 1999, in connection with the acquisition of CSAR, MSC issued warrants to purchase 110,000 shares of MSC's common stock at $10.00 per share for an aggregate exercise price of $1,100,000. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The warrants were valued using the Black-Scholes valuation method at approximately $258,000. The transaction was a private placement exempt from registration under section 4(2) of the Securities Act of 1933.

    During the fourth quarter of 1999, in connection with a marketing arrangement with Kubota Solid Technology Corporation, MSC issued warrants to purchase 38,216 shares of MSC's common stock at $9.8125 per share and 52,632 shares of MSC's common stock at $7.125 per share for an aggregate exercise price of $750,000. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The warrants were valued using the Black-Scholes valuation method at approximately $287,000. The exercise price was equal to the fair market value of the common stock on the date of purchase. The transaction was a private placement involving one offeree and one purchaser exempt from registration under section 4(2) of the Securities Act of 1933.

    See Note 15--Stock Options and Warrants of Notes to Consolidated Financial Statements for additional information with respect to warrants issued by MSC.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 is derived from MSC's audited consolidated financial statements. The selected financial data should be read in conjunction with
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements of MSC and the related Notes to Consolidated Financial Statements.

                                                         YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------
                                   1999(1)        1998(2)          1997           1996           1995
                                 ------------   ------------   ------------   ------------   ------------
Revenue........................  $149,235,000   $125,397,000   $132,804,000   $132,081,000   $127,374,000
Operating Income (Loss)........  $  2,636,000   $(10,041,000)  $ 18,963,000   $ 18,685,000   $ 22,648,000
Net Income (Loss)..............  $  5,097,000   $(12,979,000)  $  9,887,000   $  9,711,000   $ 12,743,000
Basic Earnings (Loss)
  Per Share....................  $       0.37   $      (0.95)  $       0.73   $       0.72   $       0.97
Diluted Earnings (Loss)
  Per Share....................  $       0.37   $      (0.95)  $       0.73   $       0.72   $       0.90
Cash Dividends Declared
  Per Share....................  $         --   $         --   $         --   $       0.22   $       0.48
Total Assets...................  $187,220,000   $140,617,000   $129,053,000   $119,786,000   $114,704,000
Long-Term Debt:
  Note Payable, Less Current
    Portion....................  $  4,533,000   $         --   $         --   $         --   $         --
  Convertible Subordinated
    Debentures, Net............  $ 58,287,000   $ 56,574,000   $ 56,574,000   $ 56,574,000   $ 56,574,000
  Subordinated Notes
    Payable, Net...............  $ 11,804,000   $         --   $         --   $         --   $         --

------------------------

(1) Reflects an in-process research and development charge of $4,067,000 related to the acquisition of MARC, impairment charges of $1,500,000 in cost of revenue, restructuring charges of $5,497,000, and a gain on sale of equity investment of $10,773,000.

(2) Reflects a reduction in revenue of $9,398,000 related to the change in how MSC recognizes revenue, an in-process research and development charge of $6,000,000 related to the acquisition of KR, impairment charges of $8,164,000 in cost of revenue, and restructuring and other impairment charges of $2,365,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

    On July 1, 1999, MSC.Software Corporation ("MSC") changed its name from The MacNeal-Schwendler Corporation.

    On January 29, 1999, MSC changed its fiscal year from a year beginning February 1 and ending January 31, to a calendar year. All financial information for prior periods has been restated to coincide with the new fiscal year. Therefore, any references to a fiscal year mean the twelve months ended December 31 of that year.

    During 1999, MSC acquired the following companies: MARC Analysis Research Corporation ("MARC"); Universal Analytics Inc. ("UAI"), and Computerized Structural Analysis and Research Corporation ("CSAR"). In late December 1998, MSC acquired Knowledge Revolution Inc. ("KR"). Refer to Note 4--Business Acquisitions and Divestitures in Notes to Consolidated Financial Statements for additional information with respect to MSC's acquisitions.

ACCOUNTING CHANGES

    In the fourth quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-9, "MODIFICATION OF SOP 97-2--SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS" which retained the restrictive definition of what qualified for vendor specific objective evidence ("VSOE") of fair value for allocating a contract fee among the various elements of an arrangement. VSOE must be known for all undelivered elements of an arrangement, such as post-sales customer support ("PCS"). As permitted, MSC adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable and pre-paid lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, since the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS elements of the arrangements is not available. This resulted in a decrease in revenues that otherwise would have been recognized in the fourth quarter of 1998 since only a portion of the revenues related to annual lease agreements was recognized. The revenue reduction was $9,398,000 compared to the amount of revenue that would have been recognized under SOP 97-2. This revenue was recognized ratably, primarily over the first three quarters of 1999.

    Future quarters will also reflect the deferral of revenue associated with non-cancelable and pre-paid annual lease arrangements entered into in those quarters under SOP 98-9. Because SOP 98-9 does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition was not fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

ASSET IMPAIRMENT AND RESTRUCTURING

    MSC has consistently followed the policy of capitalizing software development costs related to product development in accordance with the guidelines established under Statement of Financial Accounting Standard ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED". Capitalized software costs are then amortized over a period of time (expected useful life) that is estimated to equate to the term during which meaningful revenue from the related product is expected to be recognized. Previously capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established in SFAS No. 86 and SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF". MSC recognizes impairment losses on long lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

    Accordingly, during the second quarter of 1999, MSC recognized non-cash pre-tax charges of $1,500,000 related to the write-off of the net book value of certain previously capitalized software development costs and to provide for the remaining payments due. Theses costs were deemed impaired because they represented duplicate technologies from those acquired in the MARC acquisition. During the fourth quarter of 1998, MSC recognized non-cash pre-tax charges of $7,771,000 related to the write-off of the net book value of certain previously capitalized software development costs and $393,000 of other impairment charges recorded in cost of revenues and a non-cash pre-tax charge of $1,670,000 recorded as part of restructuring and other impairment charges related to the write-off of previously reported goodwill from the acquisition of Silverado Software & Consulting ("Silverado"). Refer to Note 3--Impairment of Assets in Notes to Consolidated Financial Statements.

    On February 3, 1999, MSC announced a new organizational structure following a re-evaluation of its business strategy. MSC is now emphasizing the expansion of the software business into new markets and value-added integration services. The new structure is designed to better serve the existing customer base and at the same time address expanding growth opportunities. The reorganization plan provided for a reduction in MSC's worldwide workforce (a reduction of approximately 75 positions) and the consolidation of 15 field offices. These changes resulted in pre-tax charges of $5,497,000 in the first two quarters of 1999. The charges consist of severance costs of $2,908,000, costs related to facility consolidations of $2,262,000 and other charges of $327,000. MSC believes these charges provided a reduction in its annual operating costs. The restructuring liability at December 31, 1998 represents $695,000 of severance charges for certain employee terminations that occurred in December 1998. The restructuring and other impairment charges for 1998 of $2,365,000 include the $695,000 of severance costs and the $1,670,000 of goodwill write-off discussed above.

BUSINESS ACQUISITIONS

    ACQUISITION OF MARC ANALYSIS RESEARCH CORPORATION--On June 18, 1999, MSC acquired all of the outstanding stock of MARC, a software developer and supplier whose products include MARC (a non-linear finite element analysis ("FEA") program for engineering structural analysis), Mentat (a graphical user interface for MARC), and MARC/Autoforge (a simulation program for the bulk forging industry).

    The aggregate fair value of the consideration paid to shareholders and holders of options of MARC resulted in a purchase price valued at approximately $36,100,000 including approximately $20,300,000 in cash and a package of securities to the MARC shareholders, including $11,000,000 principal amount of 8% subordinated notes due in 10 years, approximately $3,236,000 principal amount of 8% subordinated notes due in two years, $2,000,000 principal amount of MSC's 7 7/8% convertible subordinated debentures due August 18, 2004, and five-year warrants to purchase 1,400,000 shares of MSC's common stock at an exercise price of $10.00 per share.

    In allocating the purchase price to the acquired assets and assumed liabilities, MSC has recorded a $8,719,000 deferred income tax liability related to identified intangible assets, offset by $1,933,000 for deferred income tax assets, and $2,360,000 for restructuring costs related to the integration of MARC, primarily severance costs and costs related to facility consolidations. Refer to Note 10--Restructuring Reserve.

    The acquisition was accounted for as a purchase and, accordingly, the operating results of MARC are included in MSC's consolidated financial statements from the date of acquisition. The total purchase price was allocated to the assets and liabilities of MARC based upon their approximate fair values. The independent appraisal of the acquired business included $4,067,000 of purchased in-process research and development, which was related to two products under development. This valuation represents the ten-year after-tax cash flow of this in-process technology using a discount rate of 18%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $3,433,000 to net tangible assets; $25,643,000 to identified intangible assets (including $15,274,000 of developed technology, $6,322,000 to customer list, $2,390,000 for trade name recognition, and $1,657,000 of assembled work force); and $12,126,000 to goodwill. Goodwill and identified intangibles are being amortized over 15 years.

    On the date of its acquisition, MARC's technology was classified between core or developed technology and in-process research and development. Three MARC products that had been released were grouped under developed technology and two development projects under way were identified as in-process research and development. The completion of the two development projects was estimated to be 24% and 91% at the time of acquisition. The technology assets were valued using a relief from royalty and discounted cash flow approach. The concept of the relief from royalty approach is that the value of a technology is the avoided cost of licensing the technology from a third party that the company would otherwise incur if it did not own the technology in question.

    These research and development valuations represent the ten-year after-tax cash flow of the technology using a discount rate of 15% for developed technology and 18% for in-process research and development. The discount rate is based upon MARC's weighted-average cost of capital ("WACC") of 16%. This WACC was derived by considering various factors to quantify the risk above a risk-free rate of return of approximately 6%. The discount rate selected for the in-process research and development was determined to be higher due to the relatively higher risk of these cash flows.

    In valuing both the developed technology and in-process research and development, the initial focus was on the revenue contribution generated by each of the products. Revenue estimates were based on the following: (1) aggregate revenue growth rates for the business as a whole; (2) individual product revenues; (3) growth rates for related products; (4) anticipated product development and introduction schedules; (5) product sales cycles; and (6) the estimated useful life of a product's underlying technology. The aggregate product revenue amounts were estimated and segregated between the developed technology and each in-process research and development project. In valuing the developed technology, an after-tax royalty rate of 10% was combined with a 2% after-tax royalty rate attributable to the in-process technology to arrive at the "free cash flow" of the developed technology. This cash flow was then discounted to determine the value of the developed technology at the acquisition date. In valuing the in-process technology, an after-tax royalty rate of 8% was applied to the revenues associated with the technology and the resulting avoided royalty payments were discounted to determine the value of the technology. Percentage of completion factors, based on historical and planned future development expenditures, were applied to the unadjusted projected cash flows of the in-process technologies.

    Management believes that MSC is positioned to continue development of these MARC products, integrate these and other MARC products with existing MSC products and expand MSC's market share in the non-linear market. However, there is risk associated with the completion, marketing and integration of these MARC products into MSC. There is no assurance that the in-process technology will meet with either technological or commercial success. The substantial or outright failure of this integration could adversely impact MSC's financial condition.

    ACQUISITION OF UNIVERSAL ANALYTICS INC.--On June 24, 1999, MSC acquired UAI for approximately $8,400,000 in cash. UAI is a developer and distributor of FEA software and engineering services for the engineering community and to major manufacturers worldwide. The acquisition was accounted for as a purchase and, accordingly, the operating results of UAI are included in MSC's consolidated financial statements from the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $6,800,000. Goodwill and identified intangibles are being amortized over ten years. The pro forma effect of the UAI acquisition as if it had occurred on January 1, 1999 or 1998 is immaterial to the consolidated financial statements presented herein.

    ACQUISITION OF COMPUTERIZED STRUCTURAL ANALYSIS AND RESEARCH CORPORATION--On November 4, 1999, MSC acquired CSAR for approximately $9,650,000 in cash and five-year warrants to purchase 110,000 shares of MSC's common stock at an exercise price of $10.00 per share. MSC financed a portion of the purchase price through a $8,000,000 term loan. Refer to Note 5--Financial Instruments of Notes to Consolidated Financial Statements. CSAR is a developer and distributor of FEA software and services for the engineering community and to major manufacturers worldwide. The acquisition has been accounted for as a purchase and, accordingly, the operating results of CSAR have been included in MSC's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $9,800,000. Goodwill and identified intangibles are being amortized over five years. The pro forma effect of the CSAR acquisition as if it had occurred on January 1, 1999 or 1998 is immaterial to the consolidated financial statements presented herein.

    ACQUISITION OF KNOWLEDGE REVOLUTION INC.--In late December 1998, MSC acquired KR for approximately $19,200,000 in cash. KR is the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts. The acquisition was accounted for as a purchase. The total purchase price was allocated to the assets and liabilities of KR based on their approximate fair market value. The appraisal of the acquired business included $6,000,000 of purchased in-process research and development, which was related to three products under development. This valuation represents the five-year after-tax cash flow of this in-process technology using a discount rate of 28%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $1,549,000 to net tangible assets; $9,890,000 to identified intangible assets (including $5,200,000 of value-added reseller distribution channel, $4,300,000 of developed technology, and $390,000 of assembled work force); and $1,786,000 to goodwill. Goodwill and identified intangibles are being amortized over three to ten years.

    On the date of its acquisition, KR's technology was classified between core or developed technology and in-process research and development. Four KR products, one released and the others under development, were identified and their reliance on the developed technology and in-process research and development was determined. The reliance on in-process research and development ranged from 0% to 90% on these products. In-process research and development was further segmented into classifications of completed and to-be-completed based on three criteria: (1) the estimated time required to complete the development;
(2) the estimated cost to complete; and (3) the complexity involved in overcoming technological obstacles that must be resolved during development. The completion of development at the time of acquisition ranged from 39% to 72%. The in-process technology was incorporated in MSC's Working Model Motion product that was released in the second quarter of 1999.

    These research and development valuations represent the five-year after-tax cash flow of this technology using a discount rate of 23% for developed technology and 28% for in-process research and development. The discount rate is based upon KR's WACC of 22%. This WACC was derived by considering various factors to quantify the risk above a risk-free rate of return of approximately 5%. The discount rate selected for the in-process research and development was determined to be significantly higher than the WACC due to the fact that the technology had not yet reached technological feasibility as of the date of acquisition.

    In valuing KR's developed technology and in-process research and development, the initial focus was on the revenue contribution generated by each of the products. Revenue estimates were made using the same principles as we used with respect to Marc. The aggregate product revenue amounts were estimated and segregated between the developed technology and in-process research and development. Operating expenses were deducted from the revenue estimates to arrive at operating income. Operating expenses included cost of revenue, selling and marketing, and general and administrative expenses but no non-cash charges such as depreciation and amortization. Certain adjustments were made to operating income to derive the after-tax cash flow. These adjustments included the calculation of an applicable tax expense and an appropriate charge for the use of contributory assets necessary to generate revenue and operating income associated with the subject intangible assets.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

    NET INCOME (LOSS)--Consolidated net income was $5,097,000, or $0.37 per diluted share, in 1999 compared to a net loss of ($12,979,000), or ($0.95) per diluted share, in 1998.

    REVENUE--MSC reported revenue of $149,235,000 in 1999 compared to revenue of $125,397,000 in 1998, an increase of $23,838,000, or 19%. The increase in reported revenue from 1998 to 1999 was primarily due to MSC's acquisitions at the end of 1998 and during 1999, as well as a favorable impact from the adoption of SOP 98-9, beginning October 1, 1998. The acquisitions of KR, MARC, UAI and CSAR accounted for an increase in revenues of $14,559,000, or 12%, during the period. These acquisitions were all accounted for under the purchase method of accounting, so there was $711,000 of KR revenue in the same period of the prior year. As permitted, MSC adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, as compared to only deferring the fee related to maintenance for licenses sold before October 1, 1998.

    Software license revenue and maintenance fees account for 93% and 94% of total reported revenue for 1999 and 1998, respectively, with service revenue making up the difference. For 1999 and 1998, approximately 76% and 79%, respectively, of MSC's software license revenue and maintenance fees is derived from annual renewable leases and recurring maintenance fees, with the remaining 24% and 21%, respectively, related to paid-up licenses.

    Due to the adoption of SOP 98-9, it is difficult to make comparisons of revenues between 1999 and 1998. For comparative purposes, MSC estimates that total revenue for the year ended December 31, 1998 would have been $1,335,000 lower than the reported revenues if SOP 98-9 had been adopted beginning on October 1, 1997. This would have resulted in a 20% growth rate in 1999 in total revenues. An additional $11,338,000 of revenue increases were due to those revenues which are unaffected by the adoption of SOP 98-9: paid-up license revenue, which increased $9,459,000; embedded technology license revenue, which decreased $802,000; consulting services revenue, which increased $2,711,000; and other software services revenue, which decreased $31,000. Revenues for 1999 from the acquired companies include paid-up license revenue of $7,094,000.

    Software license revenue consists of licensing fees, which are fees charged for the right to use MSC's or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a perpetual license for the use of MSC's software. Maintenance and services revenues include PCS, consulting and training services. PCS includes telephone support, "bug" fixes and upgrade privileges on a when and if available basis. Services range from installation and basic consulting to software modification and customization to meet specific customer needs and training.

    The following table illustrates revenue by geographic region and the related growth rates between 1999 and 1998 in functional currencies as reported utilizing the current revenue recognition policy adopted on October 1, 1998 for 1999 and estimated for the year ended December 31, 1998 as if the policy had been adopted on October 1, 1997:

                                                                       GROWTH RATE
                                                              -----------------------------
                                                              YEAR ENDED DECEMBER 31, 1999
                                                                           VS.
                                                YEAR ENDED    YEAR ENDED DECEMBER 31, 1998
                                               DECEMBER 31,   -----------------------------
                                                   1999                     IF SOP 98-9 HAD
                                               ------------                  BEEN ADOPTED
                                                % OF TOTAL                        ON
                                                 REVENUE      AS REPORTED   OCTOBER 1, 1997
                                               ------------   -----------   ---------------
The Americas.................................       46%           17%             16%
Europe.......................................       31%           14%             17%
Asia-Pacific.................................       23%           31%             34%
    Total....................................      100%           19%             20%

    The increase in reported revenues for all regions was due to increases from core business revenue and from the acquisitions of KR and MARC in December 1998 and June 1999, respectively. The acquisitions of KR, MARC, UAI and CSAR accounted for increases in revenue in Asia-Pacific of $5,767,000, or 5%, in the Americas of $5,346,000, or 4%, and in Europe of $3,446,000, or 3%. MSC estimates that the $1,335,000 decline in 1998 reported revenues had SOP 98-9 been adopted beginning on October 1, 1997 would have had unfavorable impacts in Europe of $1,012,000, or 1%, and in Asia-Pacific of $774,000, or 1%, partially offset by a favorable impact in The Americas of $451,000, or 1%.

    Revenue growth in 1999 was also impacted from favorable foreign currency translation rates for the Japanese Yen. Revenue in the current year would have been approximately $147,893,000, if translated using the prior year's foreign currency translation rates. MSC's international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, MSC is exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the German Deutsche Mark. The following table details the effect of the currency rate changes on revenue for 1999 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1998 and 1999 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

                                                          1999             1999          1999 USING
                                                       USING 1998       USING 1999     1998/1999 TREND
                                                     EXCHANGE RATES   EXCHANGE RATES   EXCHANGE RATES
                                                     --------------   --------------   ---------------
Revenues:
  The Americas.....................................   $ 68,092,000     $ 68,092,000     $ 68,092,000
  Europe...........................................     48,071,000       45,672,000       43,826,000
  Asia-Pacific(1)..................................     31,730,000       35,471,000       40,475,000
                                                      ------------     ------------     ------------
    Total Revenue..................................   $147,893,000     $149,235,000     $152,393,000
                                                      ============     ============     ============
Exchange Rates:
  $/ DM                                                      0.569            0.546            0.523
  Yen /$...........................................         130.81           113.68            96.56

(1) Includes revenue denominated in United States Dollars of $7,260,000.

    OPERATING EXPENSES--Operating expenses were $146,599,000 for 1999 compared to $135,438,000 for the prior year, an increase of $11,161,000, or 8%. Operating expenses for 1999 include a restructuring charge of $5,497,000, a write-off of acquired in-process technology of $4,067,000 and a software impairment charge of $1,500,000. Operating expenses for 1998 include a write-off of acquired in-process technology of $6,000,000, a software impairment charge of $7,771,000, and restructuring and other impairment charges of $2,365,000. Without these charges in 1999 and 1998, operating expenses would have totaled $135,535,000 for 1999, an increase of $16,233,000, or 14%, from the $119,302,000 for 1998. This increase includes $12,315,000 of additional operating expenses resulting from the companies acquired.

    In accordance with SFAS No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

    COST OF REVENUE--Cost of revenue was $38,261,000, or 26% of total revenues, for 1999, a decrease of $7,994,000, or 17%, as compared to cost of revenue of $46,255,000, or 37% of total revenues, for the prior year. Cost of revenue for 1999 and 1998 includes software amortization of $8,816,000 and $11,974,000 and software impairment charges of $1,500,000 and $7,771,000, respectively under Cost of Revenue-Software Licenses (COS-LIC). Amortization of capitalized software costs decreased $3,158,000, or 26% primarily as a result of the impairment costs recorded in 1998.

    Cost of revenue, excluding amortization of capitalized software costs and software impairment charges, was $27,945,000 or 19% of total revenues for 1999 compared to $26,510,000 or 21% of total revenues for the prior year, an increase of $1,435,000, or 5%. This increase was primarily due to: (1) a $528,000 increase in the cost of technical support services due to a change in staffing mix between sales and support resources under Cost of Revenue-Software Maintenance and Services (COS-MS); (2) a $485,000 increase in software licensing costs under COS-LIC; (3) a $470,000 increase in packaging costs under COS-MS;
(4) a $443,000 decrease in cost sharing reimbursements under COS-MS; (5) a $282,000 increase in third party commissions under COS-LIC; (6) and an increase of $227,000 in other costs; offset by (7) a $1,000,000 decrease in royalty expense under COS-LIC. Royalty expense is paid to third parties under various agreements. MSC does not consider any royalty expense related to individual agreements to be material. Royalty expense is expected to decline through April 2000 with the replacement of a third party product by MARC products.

    GROSS PROFIT--Gross profit, which is total revenue less cost of revenue, was $110,974,000, or 75% of total revenues, for 1999, an increase of $31,832,000, or 40%, as compared to a gross profit of $79,142,000, or 63% of total revenues, for 1998. This increase was due to the MARC and KR acquisitions, plus the favorable impact of the change in revenue recognition method, and due to the decrease in cost of revenues, primarily as a result of $7,771,000 of impairment costs recorded in 1998.

    RESEARCH AND DEVELOPMENT--Research and development expense for 1999 was $19,511,000 compared to $13,666,000 for 1998, an increase of $5,845,000, or 43%.
The increase is due to a $2,500,000 increase in the total gross investment in research and development activities and a decrease of $3,345,000 in the amount of research and development expenditures capitalized under SFAS No. 86.

    The total gross investment in research and development activities for 1999 was $27,766,000, or 19% of total revenue, compared to $25,266,000, or 20% of total revenue, for the prior year. This increase resulted primarily from an additional $3,,283,000 of development costs from the acquisitions of KR, MARC, UAI and CSAR.

    Capitalized software development costs were $8,255,000 for 1999 compared to $11,600,000 for the prior year, a decrease of $3,345,000, or 29%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. MSC's product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expense was $72,152,000 for 1999 compared to $64,884,000 for 1998, an increase of $7,268,000, or 11%. This increase includes an additional $8,402,000 resulting from the acquisitions of KR and MARC. The remaining decrease of $1,134,000 was primarily due to: (1) a decrease of $1,958,000 in bad debt expense as a result of the reversal of prior year provisions due to collections of older receivable balances primarily in the fourth quarter of 1999; (2) a decrease of $528,000 as a result of the reallocation of sales resources to support maintenance and consulting activities from the recent reorganization; offset by (3) an increase of $1,157,000 as a result of 1998's gain from the termination of the Post Retirement Health Care Plan; and (4) $195,000 of other increases.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES--Amortization of goodwill and other intangibles was $7,111,000 for 1999 compared to $2,268,000 for 1998, an increase of $4,843,000. The increase was due to the acquisitions of KR, MARC, UAI and CSAR. The amount of amortization of goodwill and other intangibles in 2000 is expected to be approximately $11,000,000, excluding the impact of any new acquisitions subsequent to December 31, 1999.

    As with revenue, MSC's expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on operating expense for 1999 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1998 and 1999 and is used to illustrate the risk of foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

                                          1999             1999          1999 USING
                                       USING 1998       USING 1999     1998/1999 TREND
                                     EXCHANGE RATES   EXCHANGE RATES   EXCHANGE RATES
                                     --------------   --------------   ---------------
Operating Expense:
  The Americas.....................   $ 68,006,000     $ 68,006,000     $ 68,006,000
  Europe...........................     26,001,000       24,935,000       23,927,000
  Asia-Pacific.....................     15,049,000       15,397,000       17,824,000
                                      ------------     ------------     ------------
    Total Operating Expense........   $109,056,000     $108,338,000     $109,757,000
                                      ============     ============     ============
Exchange Rates:
  $/ DM                                      0.569            0.546            0.523
  Yen /$...........................         130.81           113.68            96.56

    OPERATING INCOME (LOSS)--Operating income was $2,636,000 for 1999 compared to an operating loss of $10,041,000 for 1998, an increase of $12,677,000. Operating income (loss) for the years ended December 31, 1999 and 1998 includes the effects of MSC's adoption of SOP 98-9 in the fourth quarter of 1998, write-offs of acquired in-process technology, software impairment charges, and restructuring and other impairment charges, in addition to ongoing operating costs necessary for the operation of the business. The operating loss for 1998 also includes a $1,157,000 gain from the termination of the Post Retirement Health Care Plan and a $393,000 charge for minimum royalty payments on the impaired software. Without the effects of these items, and had MSC adopted SOP 98-9 in the fourth quarter of 1997 with respect to the 1998 results, MSC estimates operating income would have been $13,700,000 and $4,116,000 for 1999 and 1998, respectively, an increase of $9,584,000, as shown in the following table:

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------   ------------
Operating Income (Loss)--As Reported..............  $ 2,636,000   $(10,041,000)
                                                    -----------   ------------
Adjustments:
  Revenue Change, Net of Cost of Revenue..........           --     (1,215,000)
  Restructuring and Other Impairment Charges......    5,497,000      2,365,000
  Write-Off of Acquired In-Process Technology.....    4,067,000      6,000,000
  Impairment of Capitalized Software Costs........    1,500,000      7,771,000
  Gain on Termination of Post Retirement Health
    Care Plan.....................................           --     (1,157,000)
  Accrued Liabilities for Impaired Software.......           --        393,000
                                                    -----------   ------------
    Total Adjustments.............................   11,064,000     14,157,000
                                                    -----------   ------------
Operating Income--As Adjusted.....................  $13,700,000   $  4,116,000
                                                    ===========   ============

    TOTAL OTHER EXPENSE (INCOME)--Total other expense (income) was income of $6,399,000 for 1999 compared to expense of $3,134,000 for 1998, an increase of $9,533,000. This increase includes a $10,733,000 gain from the sale of MSC's equity investment in LMS International. Excluding this gain, total other expense (income) was expense of $4,334,000 for 1999, an increase of $1,200,000 compared to the prior year. The increase in expense was due to an increase in interest expense, a decrease in investment income offset by a decrease in currency losses.

    Interest expense was $5,788,000 for 1999 compared to $4,461,000 for the prior year, an increase of $1,327,000, or 30%. The increase in interest expense is primarily attributable to increased debt levels as a result of acquisitions. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering in 1994 and MARC in June 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC and interest on the note payable taken out as part of the CSAR acquisition in November 1999. For financial statement purposes, the convertible subordinated debentures and subordinated notes payable were issued with a discount. Such discount is amortized over the terms of the convertible subordinated debentures and subordinated notes payable and treated as additional interest expense. As a result, reported interest will be higher than the cash amount of interest that will actually be paid to the holders of the convertible subordinated debentures and subordinated notes payable.

    Other expense (income) was income of $1,414,000 for 1999 compared to income of $1,327,000 for 1998, an increase of $87,000. The increase is primarily attributable to a $914,000 decrease in foreign currency exchange losses, offset by a $827,000 decrease in interest and investment income. Other expense (income) also includes gains and losses on property and equipment and other non-operating income or expense. MSC anticipates that interest and investment income will continue to decrease throughout 2000 from the 1998 and early 1999 levels as a result of the decrease in its cash balances following the acquisitions of KR, MARC, UAI and CSAR.

    PROVISION (BENEFIT) FOR INCOME TAXES--The effective tax rate for 1999 was a provision of 44% compared to a benefit of 2% in the same period of the prior year. The rate in 1999 was higher than historical rates before 1998 due primarily to certain non-deductible charges from MSC's acquisitions during 1999, including goodwill and acquired in-process technology. Refer to Note 12--Taxes Based on Income in Notes to Consolidated Financial Statements.

1998 COMPARED TO 1997

    NET INCOME (LOSS)--Consolidated net loss was $12,979,000, or $0.95 per diluted share, in 1998 compared to net income of $9,887,000, or $0.73 per diluted share, in 1997.

    REVENUE--MSC reported revenue of $125,397,000 in 1998, compared to revenue of $132,804,000 in 1997, a decrease of $7,407,000, or 6%. Revenue growth in 1998 was adversely affected by the change in MSC's revenue recognition policy effective October 1, 1998 and the strength of the United States Dollar compared to foreign currencies in which it operates. Revenue in the current year would have been approximately $127,374,000, if translated using prior year foreign currency translation rates. Revenue would have been $134,795,000, if recorded under previous revenue recognition policies, because the adoption of SOP 98-9 in the fourth quarter of 1998 deferred $9,398,000 into subsequent periods or $9,485,000, if valued using prior year foreign currency translation rates. Software license revenue and maintenance fees account for 93% of total reported revenue for the year ended December 31, 1998 and 96% for the year ended
December 31, 1997, with service revenue making up the difference.

    The following table illustrates revenue by geographic region and the related growth rates in functional currencies:

                                                 1997 FUNCTIONAL CURRENCY GROWTH RATE
                                                 -------------------------------------
                                    % OF TOTAL          WITH               WITHOUT
                                     REVENUE       REVENUE CHANGE      REVENUE CHANGE
                                    ----------   -------------------   ---------------
The Americas......................      46 %              (3)%                 6 %
Europe............................      32 %               8 %                16 %
Asia-Pacific......................      22 %             (17)%               (15)%

    The increase in reported revenues in Europe resulted from higher volumes of software licenses and related maintenance revenue. The decrease in reported revenues from our Asia-Pacific region is due primarily to the continued economic turmoil the region experienced during the past year and is not an indication of a reduction in it's market share from the region. 16% of it's total revenue for 1998 is directly related to the Japanese market, while 6% is from the Asia-Pacific region outside of Japan. In light of the continued economic turmoil in the region, MSC remains cautious about its Asia-Pacific prospects.

    Of the 93% and 96% of it's revenues in 1998 and 1997, respectively, that consisted of software license and maintenance revenue, approximately 79% in 1998 and 78% in 1997 of this revenue is derived from annual renewable leases and recurring maintenance fees with the remaining 21% in 1998 and 22% in 1997 related to paid-up licenses.

    MSC is exposed to the impact of foreign currency fluctuations. The following table details the effect of the currency rate changes on revenue for 1998 and the risk of change in 1999. The trend exchange rate was determined by prorating the rate change between 1997 and 1998 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

                                        CY 1998          CY 1998        CY 1998 USING
                                       USING 1997       USING 1998     1997/1998 TREND
                                     EXCHANGE RATES   EXCHANGE RATES   EXCHANGE RATES
                                     --------------   --------------   ---------------
Revenues:
  The Americas.....................   $ 58,409,000     $ 58,409,000      $ 58,409,000
  Europe...........................     40,436,000       39,875,000        39,314,000
  Asia-Pacific.....................     28,529,000       27,113,000        25,357,000
                                      ------------     ------------      ------------
    Total Revenue..................   $127,374,000     $125,397,000      $123,080,000
                                      ============     ============      ============
Exchange Rates:
  $/ DM                                      0.577            0.569             0.561
  Yen /$...........................         121.75           130.81            139.87

    OPERATING EXPENSES--Operating expenses of $135,438,000 in 1998 includes both restructuring and impairment costs in addition to ongoing operating costs necessary for the operation of the business, and represents an increase of $21,597,000, or 19%, from the $113,841,000 reported in 1997. Operating expenses included restructuring and impairment costs and other unusual items consisting of: (1) a $8,164,000 non-cash charge included in cost of revenues; (2) a $6,000,000 in-process research and development charge; (3) restructuring and other impairment costs of $2,365,000; and (4) a gain from the reversal of a $1,157,000 of Post Retirement Health Care liability resulting from the termination of the Post Retirement Health Care Plan. Without these charges and the gain, operating expenses totaled $120,066,000 in 1998, an increase of $6,225,000, or 5%, from the $113,841,000 reported in 1997. This increase was primarily attributable to: (1) a $3,325,000 increase in cost of revenue exclusive of the $3,200,000 reclassification of post-sales customer support expense; (2) a $3,488,000 increase in research and development cost including a $2,543,000 increase in the gross research and development investment and a $945,000 decrease in capitalized software costs; offset by (3) a $588,000 decrease in selling, general and administrative expenses exclusive of the $3,200,000 reclassification of post-sales customer support expense and the gain from the reversal of $1,157,000 of Post Retirement Health Care liability.

    COST OF REVENUE--Cost of revenue of $46,255,000 in 1998 includes impairment costs in addition to ongoing operating costs necessary for the operation of the business. Cost of revenue as a percent of revenue was 37% and 24% for 1998 and 1997, respectively, or 30% and 24% exclusive of the impairment charges. Impairment costs included a charge of $7,771,000 against capitalized software and $393,000 of other non-cash impairment charges. Capitalized software amortization decreased slightly to $11,974,000 in 1998 from $12,043,000 in the prior year. Cost of revenues, excluding these impairment charges, was $38,091,000 for 1998 compared to $31,566,000 for 1997, an increase of
$6,525,000, or 21%. This increase resulted from: (1) a $3,200,000 reclassification of post-sales customer support expense from sales and marketing in 1998; and (2) a $3,300,000 increase in labor and related costs. During 1998, MSC reclassified $3,200,000 of sales and marketing expense to cost of revenue for post-sales customer support costs. The increase in labor and related costs were related to increases in staffing and the utilization of development and sales resources to support maintenance and consulting activities. Royalty expense is also included in cost of revenue and paid to third parties under various agreements. MSC does not consider any royalty expense related to individual agreements to be material.

    GROSS PROFIT--Gross profit, which is revenue less cost of revenue, was negatively impacted by MSC's change in its revenue recognition policy and the increase in its costs of revenue noted above. Gross profit was $79,142,000, or 63%, of revenues for the year ended December 31, 1998, as compared to $101,238,000, or 76%, of revenues for the year ended December 31, 1997, representing a decrease of $22,096,000.

    RESEARCH AND DEVELOPMENT--Research and development expense for the year ended December 31, 1998 was $13,666,000 compared to $10,178,000 for the year ended December 31, 1997, representing an increase of $3,488,000, or 34%. The increase is the result of an increase of $2,543,000 in the total gross investment in research and development activities and a decrease of $945,000 in the amount of research and development expenditures capitalized under SFAS 86.

    The total gross investment in research and development activities for the year ended December 31, 1998 amounted to $25,266,000, or 20%, of revenue for the year ended December 31,1998 compared to $22,723,000, or 17%, of revenue in the prior year. The total increase in the gross research and development investment was $2,543,000, or 11%. This increase resulted primarily from changes within MSC's product management staffing and staff mix related to a strategic revision in product development activity. This shift in strategy de-emphasizes features upgrades for specific products and promotes the development of technologies and integrated software solutions for targeted customers. MSC's total development cost before software capitalization was 20% of revenue for 1998, which remains consistent with management's target of 20% of total annual revenues.

    Capitalized software development costs were $11,600,000 in 1998 compared to $12,545,000 in 1997, a decrease of $945,000, or 8%. The amount of product development capitalized in any given period is a function of many factors including the number of products under development at any point in time as well as their stage of development. MSC's product development process is continually under review to improve efficiency, product quality, and reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    SELLING, GENERAL AND ADMINISTRATIVE--Selling, general, and administrative expense was $64,884,000 in 1998 compared to $69,829,000 in 1997, a decrease of 7%. The $4,945,000 decrease was primarily due to: (1) $3,200,000 of post-sales customer support costs included in cost of revenue; and (2) a reduction of Post Retirement Health Care expense of $280,000 and a gain from the reversal of $1,157,000 of Post Retirement Health Care liability resulting from the termination of the Post Retirement Health Care Plan.

    As with revenue, MSC's expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on operating expense for 1998 and the risk of change in 1999. The trend exchange rate was determined by prorating the rate change between 1997 and 1998 and is used to illustrate the risk of foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

                                        CY 1998          CY 1998        CY 1998 USING
                                       USING 1997       USING 1998     1997/1998 TREND
                                     EXCHANGE RATES   EXCHANGE RATES   EXCHANGE RATES
                                     --------------   --------------   ---------------
Operating Expense:
  The Americas.....................    $53,003,000      $53,003,000      $53,003,000
  Europe...........................     25,030,000       24,683,000       24,336,000
  Asia-Pacific.....................     12,353,000       11,497,000       10,752,000
                                       -----------      -----------      -----------
    Total Operating Expense........    $90,386,000      $89,183,000      $88,091,000
                                       ===========      ===========      ===========
Exchange Rates:
  $/ DM                                      0.577            0.569            0.561
  Yen /$...........................         121.75           130.81           139.87

    OPERATING INCOME (LOSS)--Operating income or loss, including software capitalization and amortization, restructuring costs and impairment charges, was a loss of $10,041,000 in 1998 compared to income of

$18,963,000 in 1997. The $29,004,000 decrease in operating income is primarily attributable to the decrease in gross margin of $22,096,000, an increase in research and development expense of $3,488,000, offset by a decrease in selling, general and administrative expense of $4,945,000. The 1998 operating loss includes both effects of MSC's adoption of SOP 98-9 in the fourth quarter of 1998 that deferred $9,398,000 of revenue into subsequent periods and restructuring and impairment charges in addition to on-going operating costs necessary for the operation of the business. Restructuring and other impairment charges included: (1) a $8,164,000 non-cash charge included in cost of revenues;
(2) a $6,000,000 in-process research and development charge; (3) restructuring and other impairment charges of $2,365,000; and (4) a gain from the reversal of a $1,157,000 Post Retirement Health Care liability resulting from the termination of the Post Retirement Health Care Plan. Without the effect of adoption of SOP 98-9, these charges and the gain, operating income, including software capitalization and amortization, would have been $14,729,000 in 1998 compared to $18,963,000 in 1997, a decrease of 22%, as shown in the following table:

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------   -----------
Operating Income (Loss)--As Reported..............  $(10,041,000)  $18,963,000
Adjustments:
  Revenue Change, Net of Cost of Revenue..........     9,398,000            --
  Restructuring and Other Impairment Charges......     2,365,000            --
  Write-Off of Acquired In-Process Technology.....     6,000,000            --
  Impairment of Capitalized Software Costs........     7,771,000            --
  Gain on Termination of Post Retirement Health
    Care Plan.....................................    (1,157,000)           --
  Accrued Liabilities for Impaired Software.......       393,000            --
                                                    ------------   -----------
    Total Adjustments.............................    24,770,000            --
                                                    ------------   -----------
Operating Income--As Adjusted.....................  $ 14,729,000   $18,963,000
                                                    ============   ===========

    Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisition of PDA Engineering in 1994. Interest payments are due on March 15 and September 15 of each year until the debentures are converted or redeemed.

    OTHER INCOME--Other income was $1,327,000 in 1998 compared to income of $474,000 in 1997. The fluctuation is primarily attributable to an increase in interest and investment income from $940,000 in 1997 to $1,651,000 in 1998, a change in foreign exchange gains and losses from a loss of $502,000 in 1997 to a gain of $295,000 in 1998, and a $110,000 decrease in gains and losses on the sale of property and equipment.

    PROVISION (BENEFIT) FOR INCOME TAXES--The effective tax rate for the year was a benefit of 2% compared to a provision of 34% in 1997. The expected benefit in 1998 was reduced due to foreign losses not benefited and certain non-deductible charges related to the write-off of the Silverado goodwill and acquired in-process technology of KR.

COMPANY TRENDS

    REORGANIZATION

    On February 3, 1999, MSC announced a new organizational structure following a re-evaluation of its business strategy. MSC will now emphasize the expansion of the software business into new markets and value-added integration services. The new structure is designed to better serve the existing customer base and at the same time address expanding growth opportunities. MSC believes that these changes to its organizational structure allow it to continue its leadership in the high-end market and deliver tools and expertise to the mid-range and desktop markets.

    MSC is concentrating on becoming more Internet focused by continuing to make its products Web-enabled and through the launch of a new division and web portal, Engineering-e.com. This division leverages the core strengths, competencies and infrastructure of MSC to create the engineers' marketplace on the web.

    MSC.VISUALNASTRAN

    In March 2000, MSC announced the creation of MSC.VISUALNASTRAN, which will be the overall name for all of it's software. The new name will serve several functions: (1) it will leverage the "Nastran" name; (2) it will unify MSC's current set of software into one integrated, scalable family of software to address simulation needs in several markets; (3) it will finalize the integration of the Working Knowledge and MARC software products into MSC's product line; and (4) it will provide a framework for the future direction of our software products.

    We anticipate several benefits from this: (1) a logical structure that shows where all of its software fits and how they interrelate in function, intended market, and pricing; (2) removing the confusion that currently exists when discussing our products; (3) leveraging promotional efforts for all software from all divisions; and (4) MSC will be able to define a pricing structure that allows customers to move easily between our product families and find the right price/functionality point.

    There are four product families within MSC.visualNastran:

    - VISUALNASTRAN ENTERPRISE: Software for dedicated analysts at major manufacturers to simulate a wide variety of mechanical conditions. This family will include Mechanical Solutions' core products (Nastran, Patran, Marc, Dytran, Mvision, and Fatigue) as well as the automotive and aerospace vertical applications. This software will link to other enterprise software such as CAD, PDM, test software, and other CAE software.

    - VISUALNASTRAN PROFESSIONAL: Software for multi-disciplinary engineers at large or small companies that perform simulation on occasion, though this is not their primary task. This family will include our new Ultima product, MSC.Nastran for Windows, and new integrated products whose functionality and ease of use will be targeted to these engineers.

    - VISUALNASTRAN DESKTOP: Software for design engineers at large or small companies who need to verify design concepts. This family will include the current Working Knowledge products and others to be defined.

    - E.VISUALNASTRAN: Software from the other three families that runs across the web in an Internet ASP ("Application Services Provider") model that is similar to data centers.

    The MSC.visualNastran framework provides a structure for positioning all of our software, current and future. There will be some overlap in capabilities and price, and other families may be defined later.

OPERATING PATTERN

    The change in year-end to December 31 and the adoption of SOP 98-9 in the fourth quarter of 1998 both had a significant effect on the operating pattern of MSC. The month of January has historically been the largest revenue month of the year with the highest volume of renewals. Having this month as the first accounting period versus the last accounting period allows management to better forecast the annual results. Under SOP 98-9, MSC is recognizing software lease revenue on a monthly basis over the term of the licenses. This change has reduced the volatility of its revenue stream between interim accounting periods.

    In addition, because the SOP does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition was not recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses. MSC anticipates that revenue for 2000 will also be affected by having a full-year of operations of MARC and UAI, which were acquired in June 1999, and CSAR, which was acquired in November 1999.

    Effective January 1, 1999, MSC changed the estimated useful life of its capitalized software assets from three and four years to two and three years. MSC has always estimated the expected life of these assets based on the release cycle of its products. MSC believes that as software production cycles decrease, amortization periods should also decrease in order to coincide with a version's revenue stream. MSC made this change prospectively. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels. Therefore, the effect of this change is not determinable.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital needed to finance MSC's growth in the past has been provided by cash on hand, the sale of its marketable securities and cash flow from operations. Management believes that cash generated from operations and the unused portion of its line of credit will continue to provide sufficient capital for normal working capital needs in the foreseeable future. Net cash provided by operating activities was $32,116,000 and $27,197,000 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, MSC's working capital was $11,656,000 compared to $23,524,000 at December 31, 1998.

    During 1999, cash outlays were made of $6,047,000 in conjunction with the $8,922,000 of restructuring charges and acquisition costs recorded in 1998 and 1999. The remaining cash outlays are anticipated to be completed by the end of 2000, excluding certain lease commitments that may continue into the year 2001.

    During 1999, MSC expended approximately $32,703,000 of cash in connection with the acquisitions of MARC, UAI and CSAR. In late December 1998, MSC expended $19,140,000 of cash in connection with the acquisition of KR and Silverado. These acquisitions adversely affected MSC's working capital position and cash reserves, and lowered its investment income. MSC does not expect to have significant amounts of investment income in the near future.

    As of December 31, 1998, MSC had a balance outstanding on a line of credit with its previous principal bank of $10,800,000. In May 1999, this amount was repaid. On August 11, 1999, MSC entered into a new Loan and Security Agreement ("Loan Agreement") with its new principal bank (the "Bank"). On October 29, 1999, MSC and the Bank amended the terms of the Loan Agreement. The credit facility now includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. As of December 31, 1999, the amount available under the line of credit, based on the defined borrowing base, was approximately $10,000,000. The term of the revolving portion of the Loan Agreement expires May 31, 2001. As of December 31, 1999, there was no balance outstanding on the line of credit and there were no borrowings from the line of credit during 1999. On November 4, 1999, MSC borrowed $8,000,000 at the Bank's prime rate in connection with the acquisition of CSAR. The term of the loan is two years and requires monthly principal payments of $267,000. As of December 31, 1999, the balance on the loan was $7,733,000. All borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points. Borrowings under the Loan Agreement are secured by nearly all of Company's goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of December 31, 1999, MSC is in compliance with all covenants. Refer to Note 5--Financial Instruments.

    MSC issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA Engineering in 1994. An additional $2,000,000 principal amount of convertible subordinated debentures was issued, at a discount, in June 1999 in connection with the MARC acquisition. Refer to
Note 4--

Business Acquisitions and Divestitures. The debentures bear interest at 7 7/8% with interest payments due semi-annually on March 15 and September 15. The conversion feature permits the holder to convert the debentures into shares of MSC's common stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at MSC's option at any time after August 18, 1997 upon payment of a premium. At December 31, 1999, the balance of the convertible subordinated debentures, excluding unamortized discount of $269,000, was $58,556,000.

    Management expects to continue to invest a substantial portion of MSC's revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During 1999 and 1998, MSC expended a total of $27,766,000 and $25,266,000, respectively, on development efforts, of which $8,255,000 and $11,600,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

    During 1999 and 1998, MSC acquired $3,107,000 and $6,003,000, respectively, of new property and equipment. Capital expenditures included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. MSC's capital expenditures vary from year to year, as required by business needs. MSC intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in 2000 and 2001 to be consistent with those for 1999.

    In 1998, MSC's Board of Directors authorized the repurchase of common stock in the open market for up to a total aggregate amount of $3,000,000. MSC repurchased and retired approximately $2,226,000 of common stock in 1998 before this authorization was rescinded.

    In June 1999, the principal shareholders of LMS International ("LMS") exercised a repurchase option for an equity position that MSC had held in LMS. MSC realized a pre-tax gain of $10,733,000. LMS is a privately held company based in Leuven, Belgium.

    MSC does not plan to pay dividends in the foreseeable future. In addition, MSC's loan agreement with its principal bank contains restrictions on the payment of dividends.

IMPACT OF YEAR 2000

    In prior years, MSC discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, MSC completed its remediation and testing of systems. As a result of those planning and implementation efforts, MSC experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The amount of money MSC expended in 1999 in connection with remediating its systems was not material. MSC is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. MSC will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

    Because MSC conducts a significant portion of its business in Europe through its wholly owned German subsidiary, its business and operations will be affected by the Euro conversion. Management is addressing the Euro conversion, but its impact on future operating results is uncertain. Management expects the conversion to decrease pressure for pricing in legacy currencies in the participating countries. However, it also does business in many non-participating countries, including the United Kingdom. This could lead to an increase in cross-border competition, which could affect its allocation of resources within Europe, and eventually MSC's labor cost.

    MSC is implementing an upgrade to its management information system which includes the ability to simultaneously record transactions in Euros, perform the prescribed currency conversion computations and convert legacy currency amounts to Euro. The impact of the conversion on MSC's currency risk and taxable income is not expected to be significant. In regard to contracts denominated in legacy currencies, management has not identified any third party or customer contracts whose performance might be considered unenforceable due to a currency substitution. Software lease and maintenance contracts are typically renewed on an annual basis.

INFLATION

    Inflation in recent years has not had a significant effect on MSC's business.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MSC is exposed to the impact of foreign currency fluctuations and interest rate changes.

    FOREIGN CURRENCY RISK--International revenues are 54% of MSC's total revenues. International sales are made mostly from MSC's two foreign sales subsidiaries in Germany and Japan and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

    MSC's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, MSC's future results could be materially adversely impacted by changes in these or other factors.

    MSC's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of it's foreign subsidiaries costs are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. MSC is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on MSC in 1999 was not significant.

    MSC may enter into forward exchange contracts to hedge certain anticipated repayments of its intercompany debt with its foreign subsidiaries. The forward exchange contracts do not qualify as a hedge for financial reporting purposes and, accordingly, unrealized gains or losses, based on the current forward foreign exchange rates, are reflected directly in income. At December 31, 1999, MSC had no such forward exchange contracts. At December 31, 1998, MSC had two forward exchange contracts maturing in January and February 1999 to exchange a total of 4,000,000 German Marks for United States Dollars in the amount of approximately $2,500,000. The unrealized gains were immaterial at December 31, 1998.

    INTEREST RATE RISK--MSC's exposure to market rate risks for changes in interest rates relate to any borrowings under its line of credit. Refer to
Note 5--Financial Instruments of Notes to Consolidated Financial Statements.

    MSC has not used derivative financial instruments in its investment portfolio. MSC invests its excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limits the amount of credit exposure to any one issuer. MSC protects and preserves its invested funds by limiting default, market and reinvestment risk. The following table is a summary of available-for-sale securities:

                                         DECEMBER 31, 1999      DECEMBER 31, 1998
                                        -------------------   ----------------------
                                          FAIR                   FAIR
                                         MARKET    RATE OF      MARKET      RATE OF
                                         VALUE      RETURN       VALUE       RETURN
                                        --------   --------   -----------   --------
Municipal Securities..................  $     --        --    $15,782,000     5.8%
Equity Securities.....................   183,000        --             --      --
Other Debt Securities.................        --        --        699,000     6.4%
                                        --------              -----------
                                        $183,000              $16,481,000
                                        ========              ===========

    In 1999, MSC sold its securities and used the proceeds to help pay for the acquisitions of Marc, UAI and CSAR.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------   ------------
                           ASSETS
Current Assets:
  Cash and Cash Equivalents.................................  $ 21,735,000   $ 10,822,000
  Securities Available-for-Sale.............................       183,000     16,481,000
  Trade Accounts Receivable, Net............................    37,995,000     39,674,000
  Deferred Tax Charges......................................    15,282,000      8,076,000
  Other Current Assets......................................     7,294,000      7,866,000
                                                              ------------   ------------
    Total Current Assets....................................    82,489,000     82,919,000
Property and Equipment, Net.................................     8,585,000      8,895,000
Capitalized Software Costs, Net.............................    20,117,000     21,034,000
Goodwill, Net...............................................    36,746,000     10,756,000
Other Intangible Assets, Net................................    35,534,000     13,240,000
Other Assets................................................     3,749,000      3,773,000
                                                              ------------   ------------
      Total Assets..........................................  $187,220,000   $140,617,000
                                                              ============   ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..........................................  $  4,692,000   $  4,405,000
  Current Portion of Note Payable...........................     3,200,000             --
  Line of Credit............................................            --     10,800,000
  Deferred Revenue..........................................    34,013,000     20,903,000
  Compensation and Related Expenses.........................     9,534,000      8,317,000
  Restructuring Reserve.....................................     2,875,000        695,000
  Other Current Liabilities.................................    16,519,000     14,275,000
                                                              ------------   ------------
    Total Current Liabilities...............................    70,833,000     59,395,000
                                                              ------------   ------------
Deferred Income Taxes.......................................    16,957,000      6,961,000
Note Payable, Less Current Portion..........................     4,533,000             --
Convertible Subordinated Debentures, Net....................    58,287,000     56,574,000
Subordinated Notes Payable, Net.............................    11,804,000             --
Commitments and Contingencies (Note 16)
Shareholders' Equity:
  Preferred Stock, $0.01 Par Value, 10,000,000 Shares
    Authorized; No Shares Outstanding.......................            --             --
  Common Stock, $0.01 Par Value, 100,000,000 Shares
    Authorized; 13,841,600 and 13,710,700 Issued and
    Outstanding at December 31, 1999 and December 31, 1998,
    Respectively............................................    32,451,000     31,754,000
  Common Stock Warrants.....................................     4,428,000        556,000
  Accumulated Deficit.......................................    (6,307,000)   (11,404,000)
  Accumulated Other Comprehensive Loss......................    (5,426,000)    (3,219,000)
  Treasury Stock, At Cost (49,000 and 0 Shares at
    December 31, 1999 and December 31, 1998,
    Respectively)...........................................      (340,000)            --
                                                              ------------   ------------
    Total Shareholders' Equity..............................    24,806,000     17,687,000
                                                              ------------   ------------
      Total Liabilities and Shareholders' Equity............  $187,220,000   $140,617,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             1999           1998           1997
                                                         ------------   ------------   ------------
REVENUE:
  Software Licenses....................................  $ 99,529,000   $ 89,077,000   $102,889,000
  Software Maintenance and Services....................    49,706,000     36,320,000     29,915,000
                                                         ------------   ------------   ------------
    Total Revenue......................................   149,235,000    125,397,000    132,804,000

COST OF REVENUE:
  Software Licenses....................................    19,171,000     29,601,000     24,372,000
  Software Maintenance and Services....................    19,090,000     16,654,000      7,194,000
                                                         ------------   ------------   ------------
    Total Cost of Revenue..............................    38,261,000     46,255,000     31,566,000
                                                         ------------   ------------   ------------
GROSS PROFIT...........................................   110,974,000     79,142,000    101,238,000

OPERATING EXPENSE:
  Research and Development.............................    19,511,000     13,666,000     10,178,000
  Selling, General and Administrative..................    72,152,000     64,884,000     69,829,000
  Amortization of Goodwill and Other Intangibles.......     7,111,000      2,268,000      2,268,000
  Restructuring and Other Impairment Charges...........     5,497,000      2,365,000             --
  Write-Off of Acquired In-Process Technology..........     4,067,000      6,000,000             --
                                                         ------------   ------------   ------------
    Total Operating Expense............................   108,338,000     89,183,000     82,275,000
                                                         ------------   ------------   ------------
OPERATING INCOME (LOSS)................................     2,636,000    (10,041,000)    18,963,000

OTHER EXPENSE (INCOME):
  Interest Expense.....................................     5,788,000      4,461,000      4,456,000
  Gain on Sale of Investment...........................   (10,773,000)            --             --
  Other Expense (Income), Net..........................    (1,414,000)    (1,327,000)      (474,000)
                                                         ------------   ------------   ------------
    Total Other Expense (Income), Net..................    (6,399,000)     3,134,000      3,982,000
                                                         ------------   ------------   ------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME
  TAXES................................................     9,035,000    (13,175,000)    14,981,000
Provision (Benefit) for Income Taxes...................     3,938,000       (196,000)     5,094,000
                                                         ------------   ------------   ------------
NET INCOME (LOSS)......................................  $  5,097,000   $(12,979,000)  $  9,887,000
                                                         ============   ============   ============
BASIC EARNINGS (LOSS) PER SHARE........................  $       0.37   $      (0.95)  $       0.73
                                                         ============   ============   ============
DILUTED EARNINGS (LOSS) PER SHARE......................  $       0.37   $      (0.95)  $       0.73
                                                         ============   ============   ============
Basic Weighted-Average Shares Outstanding..............    13,800,000     13,655,000     13,514,000
                                                         ============   ============   ============
Diluted Weighted-Average Shares Outstanding............    13,905,000     13,655,000     13,628,000
                                                         ============   ============   ============

          See accompanying notes to consolidated financial statements.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE PERIOD JANUARY 1, 1997 TO DECEMBER 31, 1999

                                                                                        SHAREHOLDERS' EQUITY
                                                                       -------------------------------------------------------
                                            SHARES OF COMMON STOCK                                                ACCUMULATED
                                           -------------------------                   COMMON                        OTHER
                                           ISSUED AND     TREASURY       COMMON         STOCK      ACCUMULATED   COMPREHENSIVE
                                           OUTSTANDING      STOCK         STOCK       WARRANTS       DEFICIT         LOSS
                                           -----------   -----------   -----------   -----------   -----------   -------------
Balance at January 1, 1997...............   13,453,800            --   $30,250,000   $        --   $(8,312,000)  $ (2,625,000)
  Net Income.............................                                                            9,887,000
  Currency Translation Adjustment........                                                                          (1,857,000)
    Comprehensive Income.................
  Shares Issued Under Stock Option and
    Employee Stock Purchase Plans........      116,600            --       802,000            --            --             --
                                           -----------   -----------   -----------   -----------   -----------   ------------
Balance at December 31, 1997.............   13,570,400            --    31,052,000            --     1,575,000     (4,482,000)
  Net Loss...............................                                                          (12,979,000)
  Currency Translation Adjustment........                                                                           1,252,000
  Unrealized Investment Gain.............                                                                              11,000
    Comprehensive Loss...................
  Shares Issued Under Stock Option and
    Employee Stock Purchase Plans........      168,000            --     1,386,000            --            --             --
  Shares Issued for Business Acquired....      222,200            --     1,542,000            --            --             --
  Warrants Issued........................           --            --            --       556,000            --             --
  Purchase and Retirement of Stock.......     (249,900)           --    (2,226,000)           --            --             --
                                           -----------   -----------   -----------   -----------   -----------   ------------
Balance at December 31, 1998.............   13,710,700            --    31,754,000       556,000   (11,404,000)    (3,219,000)
  Net Income.............................                                                            5,097,000
  Currency Translation Adjustment........                                                                          (2,204,000)
  Unrealized Investment Loss.............                                                                              (3,000)
    Comprehensive Income.................
  Shares Issued Under Employee Stock
    Purchase Plan........................      130,900            --       697,000            --            --             --
  Warrants Issued for Business
    Acquired.............................           --            --            --     3,296,000            --             --
  Warrants Issued........................           --            --            --       576,000            --             --
  Purchase of Stock......................           --       (49,000)           --            --            --             --
                                           -----------   -----------   -----------   -----------   -----------   ------------
Balance at December 31, 1999.............   13,841,600       (49,000)  $32,451,000   $ 4,428,000   $(6,307,000)  $ (5,426,000)
                                           ===========   ===========   ===========   ===========   ===========   ============

                                             SHAREHOLDERS' EQUITY
                                           -------------------------

                                           TREASURY        TOTAL
                                            STOCK,     SHAREHOLDERS'
                                            AT COST       EQUITY
                                           ---------   -------------
Balance at January 1, 1997...............  $      --    $19,313,000
  Net Income.............................                 9,887,000
  Currency Translation Adjustment........                (1,857,000)
                                                        -----------
    Comprehensive Income.................                 8,030,000
  Shares Issued Under Stock Option and
    Employee Stock Purchase Plans........         --        802,000
                                           ---------    -----------
Balance at December 31, 1997.............         --     28,145,000
  Net Loss...............................               (12,979,000)
  Currency Translation Adjustment........                 1,252,000
  Unrealized Investment Gain.............                    11,000
                                                        -----------
    Comprehensive Loss...................               (11,716,000)
  Shares Issued Under Stock Option and
    Employee Stock Purchase Plans........         --      1,386,000
  Shares Issued for Business Acquired....         --      1,542,000
  Warrants Issued........................         --        556,000
  Purchase and Retirement of Stock.......         --     (2,226,000)
                                           ---------    -----------
Balance at December 31, 1998.............         --     17,687,000
  Net Income.............................                 5,097,000
  Currency Translation Adjustment........                (2,204,000)
  Unrealized Investment Loss.............                    (3,000)
                                                        -----------
    Comprehensive Income.................                 2,890,000
  Shares Issued Under Employee Stock
    Purchase Plan........................         --        697,000
  Warrants Issued for Business
    Acquired.............................         --      3,296,000
  Warrants Issued........................         --        576,000
  Purchase of Stock......................   (340,000)      (340,000)
                                           ---------    -----------
Balance at December 31, 1999.............  $(340,000)   $24,806,000
                                           =========    ===========

          See accompanying notes to consolidated financial statements.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss).........................................  $  5,097,000   $(12,979,000)  $  9,887,000
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided
  By Operating Activities:
    Depreciation and Amortization of Property and
      Equipment.............................................     4,672,000      6,026,000      5,751,000
    Amortization of Capitalized Software Costs..............     8,816,000     11,974,000     12,043,000
    Impairment of Capitalized Software Costs................     1,500,000      7,771,000             --
    Amortization of Goodwill and Other Intangibles..........     7,111,000      2,268,000      2,268,000
    Impairment of Goodwill..................................            --      1,670,000             --
    Write-Off of Acquired In-Process Technology.............     4,067,000      6,000,000             --
    Amortization of Premiums and Discounts..................       244,000         69,000       (216,000)
    Loss (Gain) on Disposal of Property and Equipment.......        60,000       (115,000)       (68,000)
    Gain on Sale of Investment..............................   (10,733,000)            --             --
    Changes in Assets and Liabilities:
      Trade Accounts Receivable, Net........................     6,511,000       (354,000)    (9,581,000)
      Deferred Tax Charges..................................    (4,127,000)    (2,872,000)            --
      Other Current Assets..................................     3,332,000      2,714,000     (1,209,000)
      Accounts Payable......................................      (967,000)       771,000        307,000
      Deferred Revenue......................................     7,773,000     10,211,000        272,000
      Compensation and Related Expenses.....................      (657,000)       277,000       (149,000)
      Restructuring Reserve.................................      (725,000)       695,000             --
      Other Current Liabilities.............................      (906,000)    (1,464,000)      (718,000)
      Deferred Income Taxes.................................     1,048,000     (5,465,000)       182,000
                                                              ------------   ------------   ------------
        Net Cash Provided By Operating Activities...........    32,116,000     27,197,000     18,769,000
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Securities Available-for-Sale.................            --     (6,517,000)   (16,814,000)
  Sale of Securities Available-for-Sale.....................    16,347,000      6,050,000      2,000,000
  Acquisition Property and Equipment........................    (3,107,000)    (6,003,000)    (3,993,000)
  Proceeds from Sale of Investment..........................    12,000,000             --             --
  Businesses Acquired, Net of Cash Received.................   (32,703,000)   (19,140,000)            --
  Purchase of Software......................................    (1,088,000)    (1,313,000)      (182,000)
  Capitalized Internal Software Development Costs               (8,255,000)   (11,600,000)   (12,545,000)
  Other.....................................................       (41,000)      (466,000)        22,000
                                                              ------------   ------------   ------------
        Net Cash Use In Investing Activities................   (16,847,000)   (38,989,000)   (31,512,000)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment) Borrowing on Line of Credit...................   (10,800,000)    10,800,000             --
  Proceeds from Note Payable................................     8,000,000             --             --
  Repayments of Note Payable................................      (267,000)            --             --
  Issuance of Common Stock..................................       697,000      1,386,000        802,000
  Issuance of Common Stock Warrants.........................       576,000        556,000             --
  Purchase of Stock.........................................      (340,000)            --             --
  Purchase and Retirement of Stock..........................            --     (2,226,000)            --
  Other.....................................................       (18,000)            --             --
                                                              ------------   ------------   ------------
        Net Cash (Used In) Provided By Financing
          Activities........................................    (2,152,000)    10,516,000        802,000
                                                              ------------   ------------   ------------
Translation Adjustment......................................    (2,204,000)     1,252,000     (1,857,000)
                                                              ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    10,913,000        (24,000)   (13,798,000)
Cash and Cash Equivalents at Beginning of Period............    10,822,000     10,846,000     24,644,000
                                                              ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 21,735,000   $ 10,822,000   $ 10,846,000
                                                              ============   ============   ============
Supplemental Cash Flow Information:
  Income Taxes Paid (Refunded)..............................  $  4,884,000   $   (161,000)  $  5,813,000
  Interest Paid.............................................  $  5,021,000   $  4,461,000   $  4,456,000
Reconciliation of Businesses Acquired, Net of Cash Received:
  Fair Value of Assets Acquired.............................  $ 71,449,000   $ 22,218,000   $         --
  Non-Cash Financing of Purchase Price and Liabilities
    Assumed:
    Issuance of Convertible Subordinated Debentures.........    (1,700,000)            --             --
    Issuance of Subordinated Notes Payable..................   (11,704,000)            --             --
    Issuance of Common Stock and Common Stock Warrants......    (3,296,000)    (1,542,000)            --
    Liabilities Assumed.....................................   (22,046,000)    (1,536,000)            --
                                                              ------------   ------------   ------------
        Businesses Acquired, Net of Cash Received...........  $ 32,703,000   $ 19,140,000   $         --
                                                              ============   ============   ============

          See accompanying notes to consolidated financial statements.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
       INFORMATION

    BUSINESS--MSC.Software Corporation (the "Company") designs, produces and markets proprietary computer software products and provides related services for use in computer-aided engineering. The Company's products are marketed internationally to aerospace, automotive and other industrial concerns, computer and electronics manufacturers, and universities.

    CHANGE IN YEAR-END--In January 1999, the Company changed its reporting period from a January 31 fiscal year basis to a December 31 calendar year basis. As part of this change, the Company elected to present restated financial results on a calendar year basis for all reported prior periods.

    PRINCIPLES OF CONSOLIDATION--The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") in the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    BUSINESS ACQUISITIONS--During 1999, the Company acquired the following companies: MARC Analysis Research Corporation ("MARC"), Universal
Analytics Inc. ("UAI"), and Computerized Structural Analysis and Research Corporation ("CSAR"). In late December 1998, the Company acquired Knowledge Revolution Inc. ("KR"). Refer to Note 4--Business Acquisitions and Divestitures.

    USE OF ESTIMATES--The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    RECLASSIFICATIONS--Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

    REVENUE RECOGNITION--Software license revenue consists of licensing fees, which are fees charged for the right to use the Company's or a third parties' software. Maintenance and services revenues include post-sales customer support ("PCS"), training and consulting services. PCS includes telephone support, bug fixes and upgrade privileges on a when and if available basis. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements whereby the customer purchases a perpetual license for the use of the Company's software.

    Revenue was recognized through December 31, 1997 in accordance with Statement of Position ("SOP") 91-1, "SOFTWARE REVENUE RECOGNITION", issued by the American Institute of Certified Public Accountants ("AICPA"). Revenue from monthly leases of the Company's computer software products was recognized monthly as earned. The license fee from non-cancelable, pre-paid annual leases and paid-up license arrangements were recognized upon delivery of the software, as long as the collectibility of the sales proceeds was considered probable and there were no significant obligations, other than PCS, remaining to be fulfilled subsequent to delivery. PCS associated with a license (generally 15%) was deferred and recognized on a straight-line basis over the period the PCS was provided, which was generally one year. There were no material incremental costs associated with PCS or upgrade privileges. Discounts on the sale of computer software products and PCS were proportionately allocated to each element of a sale based on the list price of each element.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
       INFORMATION (CONTINUED)
    As of January 1, 1998, the Company adopted SOP 97-2, "SOFTWARE REVENUE RECOGNITION", as modified by SOP 98-4, "DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2". SOP 97-2, as modified by SOP 98-4, provides for revenue recognition only when there is pervasive evidence of an arrangement, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility of the sales proceeds is considered probable. If an arrangement includes multiple elements, the vendor must allocate the revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. The significant restrictions of what qualified for VSOE were deferred under SOP 98-4 and, therefore, no changes in the Company's revenue recognition policy were necessary upon adoption of SOP 97-2, as modified by SOP 98-4.

    In the fourth quarter of 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-9, "MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS." SOP 98-9 retained SOP 97-2's restrictions related to the definition of what qualified for VSOE of fair value for allocating a contract fee among the various elements of a multiple element arrangement. In addition, SOP 98-9 instituted what is known as the "residual" method. The residual method is an exception to the requirement to have VSOE of fair value for all elements in the arrangement. However, the residual method only allows for the calculation of a residual amount for the delivered element (i.e., VSOE must be known for all undelivered elements). As permitted, the Company adopted the provisions of SOP 98-9 effective October 1, 1998, the earliest time possible under published guidelines. Accordingly, beginning in the fourth quarter of 1998, revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement, since the VSOE of fair value required under SOP 97-2 needed to allocate the contract fee to the undelivered PCS elements of the arrangements is not available. This resulted in a decrease in revenues that otherwise would have been recognized in the fourth quarter of 1998 since only a portion of the revenues related to annual lease agreements was recognized. For purposes of allocating lease revenues between software licenses or maintenance revenues in the line items in the accompanying statements of operations, the Company continues to use the same percentages used for allocating paid-up licenses sold with annual maintenance agreements.

    Revenue is derived through the Company's direct sales force, a network of value-added resellers and other sales agents. Revenue from the sale of products to resellers is recorded upon delivery to the reseller. Revenue from the sale of products by other sales agents, for which a commission is due the sales agent, is reported as gross revenues earned from the product sale. Commissions due to these sales agents represent an operating expense and are recorded as commission expense in cost of license revenue. Revenue from the sale of products provided by other suppliers, for whom a royalty is due the suppliers, is reported as gross revenues earned from the product sale. Royalties due to these other suppliers represent an operating expense and are recorded as royalty expense in cost of license revenue.

    Service and other revenues are recognized when the service is provided and the revenue has been earned. Long-term contracts are recognized using the percentage of completion method. Service revenue and the costs associated with service revenue are not material.

    CASH AND CASH EQUIVALENTS--The Company considers investments with original maturities of three months or less to be cash equivalents.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
       INFORMATION (CONTINUED)
    INVESTMENT SECURITIES--Marketable equity securities and debt securities are classified as held for investment, held-to-maturity or available-for-sale. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses on sales of investment securities are included in the consolidated statements of operations and has not been material for any period presented. Refer to Note 5--Financial Instruments.

    TRADE ACCOUNTS RECEIVABLE--Accounts receivable are reported net of allowances for doubtful accounts. The Company's revenue is generated from customers in diversified industries, primarily in North America, Europe and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Refer to Note 6--Trade Accounts Receivable.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding lease term.

    CAPITALIZED SOFTWARE COSTS--Capitalized software costs are comprised of purchased software and internal software development costs. Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to customers. Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under Statement of Financial Accounting Standard ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED". Capitalized software amortization expense is included in cost of license revenue. The amortization period for the software costs capitalized is the economic life of the related products, typically three to four years. Refer to
Note 2--Accounting Changes and Note 3--Impairment of Assets.

    OTHER LONG-LIVED ASSETS--In accordance with SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. Refer to Note 3--Impairment of Assets.

    ADVERTISING EXPENSE--The cost of advertising is expensed as incurred. The Company incurred $1,196,000, $1,409,000 and $1,329,000 in advertising costs during the years ended December 31, 1999, 1998 and 1997, respectively.

    ROYALTIES TO THIRD PARTIES--The Company has agreements with third parties requiring the payment of royalties for sales of third party products or inclusion of such products as a component of the Company's

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
       INFORMATION (CONTINUED)
products. Royalties are charged to cost of license revenue and the Company does not consider any royalty expense related to individual agreements to be material.

    STOCK-BASED COMPENSATION--The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". Accordingly, no compensation expense is recognized for the stock option grants. The Company has also made available an Employee Stock Purchase Plan for eligible employees. Such eligible employees are entitled semi-annually to purchase common stock, by means of limited payroll deductions, at a 10% discount from the fair market value of the common stock as of specific dates. In 1997, the Company adopted the disclosure only provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." Refer to Note 15--Stock Option Plans and Warrants.

    INCOME TAXES--The Company uses the liability method of accounting for income taxes. Provision is made in the Company's financial statements for current income taxes payable and deferred income taxes arising primarily from temporary differences in accounting for capitalized software costs, undistributed earnings of international subsidiaries, depreciation expense, deferred income and state income taxes. Refer to Note 12--Taxes Based on Income.

    EFFECT OF FOREIGN CURRENCY--The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the end of the period. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a separate component of shareholders' equity in the consolidated balance sheets. Transaction gains and losses, other than on intercompany accounts deemed to be of a long-term nature, are included in net income in the period in which they occur. The Company does not provide any deferred tax benefit for translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future.

    DERIVATIVE INSTRUMENTS--The Company may enter into forward exchange contracts to hedge certain anticipated repayments of its intercompany debt with its foreign subsidiaries. The forward exchange contracts do not qualify as a hedge for financial reporting purposes and, accordingly, unrealized gains or losses based on the current forward foreign exchange rates are reflected directly in income. Refer to Note 5--Financial Instruments.

    EARNINGS PER SHARE--The Company discloses Basic and Diluted Earnings Per Share in accordance with SFAS No. 128, "EARNINGS PER SHARE." Basic Earnings Per Share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Shares reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock. Diluted Earnings Per Share is computed by using the weighted-average number of common and common equivalent shares outstanding during each period. Common equivalent shares are not included in the per share calculations where their inclusion would be anti-dilutive. Refer to
Note 19--Earnings Per Share.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133", which is required to be adopted in all fiscal years beginning after June 15, 2000. Because

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
       INFORMATION (CONTINUED)
of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

NOTE 2--ACCOUNTING CHANGES

    EARLY ADOPTION OF SOP 98-9--The Company adopted the provisions of SOP 98-9 in the fourth quarter of 1998 requiring VSOE for all undelivered elements of a software arrangement. Accordingly, revenue on non-cancelable and pre-paid annual lease agreements is recognized monthly over the term of the agreement since the Company does not have the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS elements of the arrangements. For 1998, this resulted in a decrease in revenues that otherwise would have been recognized in the fourth quarter of 1998 since only a portion of the revenues related to annual lease agreements was recognized. The total amount of revenue recorded for these agreements was unchanged; however, revenue was deferred into subsequent periods, primarily over the first three quarters of 1999.

    CHANGE IN ESTIMATE--Effective January 1, 1999, the Company changed the estimated useful life of its capitalized software assets from three and four years to two and three years. The Company has always estimated the expected life of these assets based on the release cycle of its products. The Company believes that as software production cycles decrease, amortization periods should also decrease in order to coincide with a version's revenue stream. Refer to
Note 3--Impairment of Assets. The Company is making this change prospectively. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels. Therefore, the effect of this change is not determinable.

NOTE 3--IMPAIRMENT OF ASSETS

    In accordance with SFAS No. 86 and SFAS No. 121, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Accordingly, for the years ended December 31, 1999 and 1998, the Company recognized non-cash, pre-tax charges totaling $1,500,000 and $9,834,000, respectively, on various long-lived assets, as described below. There were no such losses recognized during 1997.

    CAPITALIZED SOFTWARE (NON-LINEAR TECHNOLOGY CODE FOR MSC.NASTRAN)--Prior to the acquisition of MARC, the Company had entered into an agreement with a third party for the commercialization of the third party's non-linear technology code. The Company had capitalized $750,000 in payments to the third party under the licensing agreement and was obligated to pay an additional $750,000. In addition, the Company had agreed to make minimum royalty payments over the next three years for approximately $1,300,000. The Company's interest in entering this agreement was to acquire non-linear technology that could be integrated into MSC.Nastran. However, as a result of the acquisition of MARC and its non-linear technology, the Company decided not to pursue the development of the third party's code. As one of the world's leading technology codes in the non-linear finite element market, MARC had significant capabilities in non-linear technology, which were similar to those of the third party. In addition, the Company has full access to the MARC source code, which allows for an easier and more complete integration of its non-linear capabilities into MSC.Nastran. The Company negotiated with the third party to modify the

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 3--IMPAIRMENT OF ASSETS (CONTINUED) agreement. Consequently, the Company intends to pay its full obligation for licensing the code. In exchange, the third party has relieved the Company of its minimum royalty obligations and has provided the source code modules for one of its non-linear capabilities. However, since the Company has no current plans to integrate these modules into MSC.Nastran, management does not believe that there will be any future cash flow for these modules. Accordingly, a $1,500,000 charge was recorded in cost of license revenue in the second quarter of 1999 to write-off these capitalized software costs and to provide for the remaining payments due under the licensing agreement.

    CAPITALIZED SOFTWARE (MSC.PATRAN)--Since the acquisition of PDA
Engineering, Inc. ("PDA") in 1994, the Company attempted to correct many of the shortcomings with MSC.Patran but found that a major rewrite and replacement of the underlying database management system was necessary to correct inherent flaws with the product's basic architecture. These flaws prevented both performance enhancements and increases in the functionality of the product. This initiative began in late 1996 and the result of these efforts was Version 8 of MSC.Patran. This major rewrite included many changes to the underlying architecture, complete replacement of the existing data base management system, and other programming enhancements to improve performance, reliability, and portability to new hardware platforms, specifically the NT operating system. The release of Version 8 was staged over the second and third quarters of 1998 with pre-releases to select customers for beta testing. This strategy was orchestrated to assure customer acceptance at an early stage. MSC.Patran customer responses to Version 8 were very positive with the transition from earlier versions to Version 8 occurring very quickly during the later part of 1998. At December 31, 1998, MSC.Patran Version 8 was the primary source of MSC.Patran revenue, with over 93% of total MSC.Patran revenue in the fourth quarter of 1998 coming from Version 8. With this high level of acceptance in the marketplace, management believed the future cash flows from prior versions would be near zero for all prior versions of MSC.Patran. In addition, due to the significant changes in the technological architecture of the product, future cash flows of Version 8 could not be considered in measuring the net realizable value of prior versions. Accordingly, a $4,096,000 charge was recorded in cost of license revenue in the fourth quarter of 1998 to write-off the capitalized software costs of all versions of MSC.Patran prior to Version 8.

    OTHER CAPITALIZED SOFTWARE--The Company launched many new products in 1997 and 1998. The 1998 revenues from some of these products were below original projections. As part of the change in the Company's leadership in December 1998 and the resulting restructuring plan (refer to Note 10--Restructuring Reserve), the Company changed its focus and reduced its marketing efforts for certain products. Accordingly, management revised its future revenue projections of these products. These revenue decreases reduced the future cash flows of six products below their net asset value. Therefore, the Company wrote off $3,675,000 of capitalized software costs as a charge to cost of license revenue in the fourth quarter of 1998, which represented the excess of the carrying amount of these products over their future cash flows, and provided for $393,000 of related minimum royalty payments and software licenses for these products, which was charged to royalty expense.

    SILVERADO GOODWILL--As discussed in Note 4--Business Acquisitions, $1,670,000 of excess purchase price was recorded as goodwill in connection with the purchase of Silverado Software & Consulting, Inc. ("Silverado"). This premium was based in part on Silverado's past performance but also on the potential opportunity the Company's management saw in the ability to tap into Silverado's established customer base to expand the Company's contract analysis and consulting business. As part of the Company's

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 3--IMPAIRMENT OF ASSETS (CONTINUED) restructuring plan in December 1998 (refer to Note 10--Restructuring Reserve), the Company changed its focus to emphasize the expansion of the software business and value-added integration services as opposed to the contract analysis business. It was then determined that the revenue stream from the contract analysis business would not be sufficient nor projected to be sufficient to cover the costs associated with the operation. Management estimated that Silverado would not produce sufficient revenue to cover the costs associated with the production of the revenue. Therefore, during the fourth quarter of 1998, the Company determined the fair value of the goodwill was zero and recorded a charge included in restructuring and other impairment charges to write-off the entire amount of goodwill associated with the acquisition of Silverado.

NOTE 4--BUSINESS ACQUISITIONS AND DIVESTITURES

    ACQUISITION OF MARC ANALYSIS RESEARCH CORPORATION--On June 18, 1999, the Company acquired 100% of MARC pursuant to an Agreement and Plan of Merger dated as of May 26, 1999 (the "Merger Agreement") among the Company, MARC and significant shareholders of MARC. MARC is a software developer and supplier whose products include MARC (a non-linear finite element analysis ("FEA") program for engineering structural analysis), Mentat (a graphical user interface for MARC), and MARC/ AutoForge (a simulation program for the bulk forging industry).

    The aggregate fair value of the consideration paid to shareholders and holders of options of MARC resulted in a purchase price valued at approximately $36,123,000. The Merger Agreement provided for a cash purchase price of approximately $20,300,000 and the Stock Purchase Agreement provided for the Company to issue a package of securities to two of the MARC shareholders, including $11,000,000 principal amount of 8% subordinated notes due in 10 years, $3,236,000 principal amount of 8% subordinated notes due in two years, $2,000,000 principal amount of the Company's 7 7/8% convertible subordinated debentures due August 18, 2004, and five-year warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $10.00 per share. The subordinated notes payable and convertible subordinated debentures were discounted to their respective estimated fair values based on the Company's current borrowing rates. The warrants were valued at their estimated fair value of $3,038,000 based on the Black-Scholes option-pricing model.

    In allocating the purchase price to the acquired assets and assumed liabilities, the Company has recorded a $8,719,000 deferred income tax liability related to identified intangible assets, offset by $1,933,000 for deferred income tax assets, and $2,360,000 for restructuring costs related to the integration of MARC, primarily severance costs and costs related to facility consolidations. Refer to Note 10--Restructuring Reserve.

    The acquisition has been accounted for as a purchase and, accordingly, the operating results of MARC have been included in the Company's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of MARC based upon their approximate fair values. The independent appraisal of the acquired business included $4,067,000 of purchased in-process research and development, which was related to two products under development. This valuation represents the ten-year after-tax cash flow of this in-process technology using a discount rate of 18%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $3,433,000 to net tangible assets; $25,643,000 to identified intangible assets

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 4--BUSINESS ACQUISITIONS AND DIVESTITURES (CONTINUED)
(including $15,274,000 of developed technology, $6,322,000 to customer list, $2,390,000 for trade name recognition, and $1,657,000 of assembled work force); and $12,126,000 to goodwill. Goodwill and identified intangibles are being amortized over 15 years.

    The purchase price was determined through arms' length negotiations between members of the Board of Directors of the Company and representatives of MARC. The Company considered the revenues and results of operations of MARC in recent periods, estimates of the business potential of MARC, MARC's software offerings in the non-linear finite element analysis market segment, and other synergies of the two companies (such as the ability to offer a full suite of FEA products and leveraging technology and distribution channels). In connection with the acquisition, the Company has established a retention bonus plan valued at approximately $1,400,000 for employees of MARC who continue their employment following the acquisition. The bonus amount is being charged to operations as it is earned.

    The following summarized unaudited pro forma consolidated results of operations reflects the effect of the MARC acquisition as if it had occurred on January 1, 1999 and 1998. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of January 1, 1999 or 1998 and should not be construed as representative of future operations.

                                                        YEARS ENDED DECEMBER 31,
                                                       ---------------------------
                                                           1999           1998
                                                       ------------   ------------
Revenue..............................................  $158,726,000   $144,680,000
Operating Expense....................................  $153,521,000   $157,774,000
Net Income (Loss)....................................  $  5,967,000   $(16,348,000)
Basic Earnings (Loss) Per Share......................  $       0.43   $      (1.20)
Diluted Earnings (Loss) Per Share....................  $       0.43   $      (1.20)

    ACQUISITION OF UNIVERSAL ANALYTICS INC.--On June 24, 1999, the Company acquired UAI for approximately $8,400,000 in cash. UAI is a developer and distributor of FEA software and engineering services for the engineering community and to major manufacturers worldwide. The acquisition has been accounted for as a purchase and, accordingly, the operating results of UAI have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $6,800,000. Goodwill and identified intangibles are being amortized over ten years. The pro forma effect of the UAI acquisition as if it had occurred on January 1, 1999 or 1998 is immaterial to the consolidated financial statements presented herein.

    ACQUISITION OF COMPUTERIZED STRUCTURAL ANALYSIS AND RESEARCH CORPORATION--On November 4, 1999, the Company acquired CSAR for approximately $9,650,000 in cash and five-year warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants were recorded at their estimated fair value of $258,000 based on the Black-Scholes option-pricing model. The Company financed a portion of the purchase price through a $8,000,000 term loan. Refer to Note 5--Financial Instruments. CSAR is a developer and distributor of FEA software and services for the engineering community and to major manufacturers worldwide. The acquisition has been accounted for as a purchase and, accordingly, the operating results of CSAR have been included in the Company's

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 4--BUSINESS ACQUISITIONS AND DIVESTITURES (CONTINUED) consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $9,800,000. Goodwill and identified intangibles are being amortized over five years. The pro forma effect of the CSAR acquisition as if it had occurred on January 1, 1999 or 1998 is immaterial to the consolidated financial statements presented herein.

    ACQUISITION OF KNOWLEDGE REVOLUTION INC.--In late December 1998, the Company acquired KR for approximately $19,200,000 in cash. KR is the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts. The acquisition has been accounted for as a purchase. The total purchase price was allocated to the assets and liabilities of KR based on their approximate fair market value. The appraisal of the acquired business included $6,000,000 of purchased in-process research and development, which was related to three products under development. This valuation represents the five-year after-tax cash flow of this in-process technology using a discount rate of 28%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $1,549,000 to net tangible assets; $9,890,000 to identified intangible assets (including $5,200,000 of value-added reseller distribution channel, $4,300,000 of developed technology, and $390,000 of assembled work force); and $1,786,000 to goodwill. Goodwill and identified intangibles are being amortized over three to ten years. The pro forma effect of the KR acquisition as if it had occurred on January 1, 1998 is immaterial to the consolidated financial statements presented herein.

    ACQUISITION OF SILVERADO SOFTWARE & CONSULTING, INC.--In September 1998, the Company acquired all of the stock of Silverado for total consideration of $2,809,000, consisting of the issuance of 222,200 shares of the Company's common stock at $6.9375 per share, or $1,542,000, a promissory note of $331,000 due March 2000, and cash of $936,000. Net assets acquired included cash and securities available-for-sale of approximately $945,000. Silverado is a provider of engineering services and custom software solutions for the design and analysis of mechanical components, electronic packaging, and civil structures. The acquisition has been accounted for as a purchase. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $1,670,000, which was written off during 1998 due to its impairment. Refer to Note 3--Impairment of Assets.

    SALE OF INVESTMENT IN LMS INTERNATIONAL--In June 1999, the principal shareholders of LMS International ("LMS") exercised a repurchase option for an equity position that MSC had held in LMS. MSC realized a pre-tax gain of $10,733,000. LMS is a privately held company based in Leuven, Belgium.

NOTE 5--FINANCIAL INSTRUMENTS

    OFF-BALANCE-SHEET-RISK--The Company may enter into forward exchange contracts to hedge certain anticipated repayments of its intercompany debt with its foreign subsidiaries. The forward exchange contracts do not qualify as a hedge for financial reporting purposes and, accordingly, unrealized gains or losses, based on the current forward foreign exchange rates, are reflected directly in income. At December 31, 1999, the Company had no such forward exchange contracts. At December 31, 1998, the Company had two forward exchange contracts maturing in January and February 1999 to exchange a total of 4,000,000 German Marks for United States Dollars in the amount of approximately $2,500,000. The unrealized gains were immaterial at December 31, 1998.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 5--FINANCIAL INSTRUMENTS (CONTINUED)
    CONCENTRATIONS OF CREDIT RISK--Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities and the size of those entities comprising the Company's customer base.

    SECURITIES AVAILABLE-FOR-SALE--The following is a summary of securities available-for-sale:

                                                                FAIR MARKET VALUE
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999        1998
                                                              --------   -----------
Securities Available-for-Sale
  Municipal Securities......................................  $     --   $15,782,000
  Equity Securities.........................................   183,000            --
  Other Debt Securities.....................................        --       699,000
                                                              --------   -----------
    Total Securities Available-for-Sale.....................  $183,000   $16,481,000
                                                              ========   ===========

    At December 31, 1999 and 1998, all investment securities were classified as available-for-sale. The amortized cost and fair market value of municipal and debt securities at December 31, 1999 and 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Equity securities have no contractual maturity.

                                                                FAIR MARKET VALUE
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999        1998
                                                              --------   -----------
Due in One Year or Less.....................................  $     --   $10,257,000
Due After One Year Through Three Years......................        --     4,075,000
Due After Three Years.......................................        --     2,149,000
                                                              --------   -----------
                                                                    --    16,481,000
Equity Securities...........................................   183,000            --
                                                              --------   -----------
  Total Securities Available-for-Sale.......................  $183,000   $16,481,000
                                                              ========   ===========

    LINE OF CREDIT AND NOTE PAYABLE--As of December 31, 1998, the Company had a balance outstanding on a line of credit with its previous principal bank of $10,800,000. In May 1999, this amount was repaid. On August 11, 1999, the Company entered into a new Loan and Security Agreement ("Loan Agreement") with its new principal bank (the "Bank"). On October 29, 1999, the Company and the Bank amended the terms of the Loan Agreement. The credit facility now includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. The term of the revolving portion of the Loan Agreement expires May 31, 2001. As of December 31, 1999, the amount available under the line of credit, based on the defined borrowing base, was approximately $10,000,000. There was no balance outstanding on the line of credit as of December 31, 1999 and there were no borrowings from the line of credit during 1999.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 5--FINANCIAL INSTRUMENTS (CONTINUED)
    On November 4, 1999, the Company borrowed the $8,000,000 term loan in connection with the acquisition of CSAR. The term of the loan is two years and requires monthly principal payments of $267,000. As of December 31, 1999, the balance on the loan was $7,733,000. Borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points, adjustable on a monthly basis. Borrowings under the Loan Agreement are secured by nearly all of Company's goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of December 31, 1999, the Company is in compliance with all covenants.

    CONVERTIBLE SUBORDINATED DEBENTURES--The Company issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA in 1994. In June 1999, in connection with the MARC acquisition, the Company issued additional convertible subordinated debentures in the aggregate principal amount of $2,000,000. The convertible subordinated debentures were recorded at their estimated fair value at the time of issuance, net of a discount of $300,000. Refer to Note 4--Business Acquisitions and Divestitures. The debentures bear interest at 7 7/8% with interest payments due semi-annually on March 15th and September 15th. The conversion feature permits the holder to convert the debentures into shares of the Company's common stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at the Company's option at any time after August 18, 1997 upon payment of a premium. At December 31, 1999, the principal balance of the convertible subordinated debentures was $58,556,000 and their carrying amount was $58,287,000, net of an unamortized discount of $269,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the convertible subordinated debentures.

    SUBORDINATED NOTES PAYABLE--In June 1999, in connection with the MARC acquisition, the Company issued subordinated notes payable, at a discount, in the aggregate principal amount of $14,236,000. The subordinated notes payable were recorded at their estimated fair value at the time of issuance resulting in a discount of $2,596,000. Refer to Note 4--Business Acquisitions and Divestitures. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. $3,236,000 of the notes payable are due in June 2001 and the remaining $11,000,000 is due by June 2009. At December 31, 1999, the principal balance of the subordinated notes payable was $14,236,000 and their carrying amount was $11,804,000, net of an unamortized discount of $2,432,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the subordinated notes payable.

    The maturities of the note payable, convertible subordinated debentures and subordinated notes payable for the next five years are as follows:

                                                              MATURITIES
                                                              -----------
2000........................................................  $ 3,200,000
2001........................................................    6,436,000
2002........................................................    1,333,000
2003........................................................           --
2004........................................................   58,556,000
                                                              -----------
                                                              $69,525,000
                                                              ===========

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 5--FINANCIAL INSTRUMENTS (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS--The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        CASH AND CASH EQUIVALENTS--The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

        SECURITIES AVAILABLE-FOR-SALE--The fair values for securities available-for-sale are based on quoted market prices.

        TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE--The carrying amounts reported in the consolidated balance sheets for trade accounts receivable and accounts payable approximate their fair value.

        NOTE PAYABLE--The carrying amount reported in the consolidated balance sheets for the note payable approximates its fair market value since the interest rate on the note payable is adjusted on a monthly basis.

        CONVERTIBLE SUBORDINATED DEBENTURES--The fair market value of the convertible subordinated debentures outstanding is based on their quoted trading price.

        SUBORDINATED NOTES PAYABLE--The fair value of the subordinated notes payable is based on the present value of its future cash flows using a discount rate that approximates the Company's current borrowing rate.

    The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                   DECEMBER 31, 1999             DECEMBER 31, 1998
                                              ---------------------------   ---------------------------
                                                CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                                 AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                              ------------   ------------   ------------   ------------
Financial Instrument Assets:
  Cash and Cash Equivalents.................  $ 21,735,000   $ 21,735,000   $ 10,822,000   $ 10,822,000
  Securities Available-for-Sale.............  $    183,000   $    183,000   $ 16,481,000   $ 16,481,000
  Trade Accounts Receivable, Net............  $ 37,995,000   $ 37,995,000   $ 39,674,000   $ 39,674,000
Financial Instrument Liabilities:
  Accounts Payable..........................  $ (4,692,000)  $ (4,692,000)  $ (4,405,000)  $ (4,405,000)
  Line of Credit............................  $         --   $         --   $(10,800,000)  $(10,800,000)
  Note Payable Current Portion..............  $ (7,733,000)  $ (7,733,000)  $         --   $         --
  Convertible Subordinated Debentures.......  $(58,287,000)  $(51,001,000)  $(56,574,000)  $(52,048,000)
  Subordinated Notes Payable................  $(11,804,000)  $(12,229,000)  $         --   $         --

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 6--TRADE ACCOUNTS RECEIVABLE

    The following is the activity in the allowance for doubtful accounts receivable for the periods indicated.

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Beginning Balance........................................  $3,605,000   $1,691,000   $1,700,000
  Additions Due to Acquisitions..........................     158,000           --           --
  Amounts Charged to Expense.............................     245,000    2,203,000    1,243,000
  Write-Downs Against the Reserve........................    (826,000)    (289,000)  (1,252,000)
                                                           ----------   ----------   ----------
Ending Balance...........................................  $3,182,000   $3,605,000   $1,691,000
                                                           ==========   ==========   ==========

NOTE 7--PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Computers and Other Equipment..............................  $26,018,000   $24,496,000
Leasehold Improvements.....................................    3,027,000     2,499,000
Furniture and Fixtures.....................................    2,970,000     2,393,000
                                                             -----------   -----------
                                                              32,015,000    29,388,000
Less Accumulated Depreciation and Amortization.............  (23,430,000)  (20,493,000)
                                                             -----------   -----------
  Property and Equipment, Net..............................  $ 8,585,000   $ 8,895,000
                                                             ===========   ===========

    Depreciation and amortization expense on property and equipment for the years ended December 31, 1999, 1998 and 1997 was $4,672,000, $6,026,000 and
$5,751,000, respectively.

NOTE 8--CAPITALIZED SOFTWARE COSTS

    The components of capitalized software costs, as they affected operating income, are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                      1999           1998           1997
                                                   -----------   ------------   ------------
Capitalized Internal Software Development
  Costs..........................................  $(8,255,000)  $(11,600,000)  $(12,545,000)
Amortization of Capitalized Software Costs.......    8,816,000     11,974,000     12,043,000
Impairment of Capitalized Software Costs.........    1,500,000      7,771,000             --
                                                   -----------   ------------   ------------
                                                   $ 2,061,000   $  8,145,000   $   (502,000)
                                                   ===========   ============   ============

    In addition, the Company purchased certain software that was capitalized in 1999, 1998 and 1997 amounting to $1,088,000, $1,313,000 and $182,000, respectively.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 8--CAPITALIZED SOFTWARE COSTS (CONTINUED)
    Capitalized software costs consists of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1999           1998
                                                           ------------   ------------
Capitalized Software Costs...............................  $ 80,589,000   $ 70,470,000
Less Accumulated Amortization............................   (60,472,000)   (49,436,000)
                                                           ------------   ------------
  Capitalized Software Costs, Net........................  $ 20,117,000   $ 21,034,000
                                                           ============   ============

NOTE 9--GOODWILL AND OTHER INTANGIBLE ASSETS

    As of December 31, 1999 and 1998, goodwill was $36,746,000 and $10,756,000, respectively, net of accumulated amortization of $9,480,000 and $6,618,000, respectively. Goodwill arising from acquisitions is amortized on the straight-line basis over five to fifteen years. Other intangible assets are amortized on the straight-line basis over three to fifteen years and consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Developed Technology.......................................  $23,674,000   $ 8,400,000
Customer List..............................................    6,322,000            --
Value-Added Reseller Distribution Channel..................    5,200,000     5,200,000
Tradename Recognition......................................    2,390,000            --
Assembled Work Force.......................................    2,047,000       390,000
Other......................................................    3,554,000     2,680,000
                                                             -----------   -----------
                                                              43,187,000    16,670,000
Less Accumulated Amortization..............................   (7,653,000)   (3,430,000)
                                                             -----------   -----------
  Other Intangible Assets, Net.............................  $35,534,000   $13,240,000
                                                             ===========   ===========

    The carrying values of goodwill and other intangible assets are evaluated periodically in relation to the operating performance and the future undiscounted cash flows of the underlying business. Adjustments are made if the sum of expected future net cash flows is less than book value. Refer to
Note 3--Impairment of Assets.

NOTE 10--RESTRUCTURING RESERVE

    In December 1998, the Company accrued $695,000 of severance costs as part of a restructuring plan that was completed in the first quarter of 1999. During February 1999, the Company announced a new organizational structure following a re-evaluation of its business strategy. The reorganization plan provided for a 10% reduction in the Company's worldwide workforce (approximately 75 positions) and the consolidation of 15 field offices. These changes resulted in pre-tax charges of $5,897,000 during the first quarter of 1999. The charges consisted of severance costs of $3,200,000, costs related to facility consolidations of $2,200,000, and other charges of $497,000. The Company continually evaluates the balance of the restructuring reserve based on the remaining estimated amounts to be paid. As a result, during the second quarter of 1999, the Company decreased the restructuring reserve by $400,000.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 10--RESTRUCTURING RESERVE (CONTINUED)
    During 1999, as part of the acquisitions of MARC, UAI and CSAR, the Company recorded $2,730,000 of additional acquisition costs related to the integration of these entities into the Company. In accordance with Emerging Issues Task Force Issue No. 95-3, "RECOGNITION OF LIABILITIES IN CONNECTION WITH A PURCHASE BUSINESS COMBINATION," these costs were included in the purchase price allocations, resulting in additional goodwill. These charges primarily consisted of severance costs of $1,171,000 and costs related to facility consolidations of $1,559,000.

    As of December 31, 1999, the restructuring liability was $2,875,000 for severance costs and lease commitments. For 1999, cash outlays were $6,047,000 in conjunction with the $8,922,000 of restructuring charges and acquisition costs recorded in 1998 and 1999. The remaining cash outlays are anticipated to be completed by the end of 2000, excluding certain lease commitments that may continue into the year 2001.

    The following is the activity in the restructuring reserve for the periods indicated:

                                                          YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                         1999         1998       1997
                                                      -----------   --------   --------
Balance at Beginning of Period......................  $   695,000   $     --   $     --
    Charges to Expense..............................    5,897,000    695,000         --
    Reversal of Restructuring Charges...............     (400,000)        --         --
    Acquisition Costs Capitalized...................    2,730,000         --         --
    Amounts Paid....................................   (6,047,000)        --         --
                                                      -----------   --------   --------
Balance at End of Period............................  $ 2,875,000   $695,000   $     --
                                                      ===========   ========   ========

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 11--OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
  Sales Taxes Payable......................................  $ 3,144,000   $ 2,896,000
  Income Taxes Payable.....................................    2,891,000     1,328,000
  Interest Payable.........................................    2,092,000     1,332,000
  Contribution to Profit Sharing Plan......................    2,031,000     1,796,000
  Commissions Payable......................................      798,000     1,226,000
  Royalties Payable........................................      747,000     1,169,000
  Other....................................................    4,816,000     4,528,000
                                                             -----------   -----------
    Total Other Current Liabilities........................  $16,519,000   $14,275,000
                                                             ===========   ===========

NOTE 12--TAXES BASED ON INCOME

    The provision (benefit) for taxes based on income (loss) consists of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Current:
  Federal........................................  $3,103,000   $1,994,000   $  293,000
  State..........................................    (134,000)     489,000      160,000
  Foreign........................................   3,229,000    2,786,000    4,459,000
                                                   ----------   ----------   ----------
                                                    6,198,000    5,269,000    4,912,000
Deferred.........................................  (2,260,000)  (5,465,000)     182,000
                                                   ----------   ----------   ----------
  Provision (Benefit) for Income Taxes...........  $3,938,000   $ (196,000)  $5,094,000
                                                   ==========   ==========   ==========

    The foreign tax provision for 1999, 1998 and 1997 includes withholding taxes of $1,748,000, $2,075,000 and $2,546,000, respectively, assessed to the Company by foreign authorities on foreign revenues remitted to the United States. For the years ended December 31, 1999, 1998 and 1997, the Company's foreign operations realized combined taxable income (loss), including intercompany charges and before taxes, of $816,000, ($4,134,000) and $2,889,000, respectively.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 12--TAXES BASED ON INCOME (CONTINUED) purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Deferred Tax Liabilities:
  Intangible Assets........................................  $10,794,000   $ 1,035,000
  Capitalized Software.....................................    8,060,000     8,406,000
  Organization Costs.......................................      743,000       344,000
  Other....................................................      263,000        84,000
                                                             -----------   -----------
    Total Deferred Tax Liabilities.........................   19,860,000     9,869,000
                                                             -----------   -----------
Deferred Tax Assets:
  Deferred Revenue.........................................    7,265,000     3,794,000
  Foreign Deferred Taxes...................................    3,175,000     1,788,000
  Net Operating Losses.....................................    3,070,000     5,692,000
  Undistributed Earnings of Foreign Subsidiaries...........    2,708,000       868,000
  Business Credits.........................................    1,855,000     1,296,000
  Restructuring Liability..................................    1,491,000       458,000
  Benefits and Compensation................................    1,463,000     1,288,000
  State Taxes..............................................      843,000       180,000
  Allowance for Doubtful Accounts..........................      700,000       610,000
  Other....................................................      534,000       268,000
                                                             -----------   -----------
    Total Deferred Tax Assets..............................   23,104,000    16,242,000
                                                             -----------   -----------
    Valuation Allowance:
        Net Operating Losses...............................   (2,211,000)   (5,258,000)
        Undistributed Earnings of Foreign Subsidiaries.....   (2,708,000)           --
                                                             -----------   -----------
          Total Valuation Allowance........................   (4,919,000)   (5,258,000)
                                                             -----------   -----------
    Net Deferred Tax Assets................................   18,185,000    10,984,000
                                                             -----------   -----------
            Net Deferred Tax Liabilities/(Assets)..........  $ 1,675,000   $(1,115,000)
                                                             ===========   ===========

    In connection with its 1999 acquisitions, MSC recorded a net deferred tax liability of $5,050,000, which was recorded directly in the deferred tax liability and thus is not reflected in the provision for taxes.

    The balance sheet presentation of the net deferred tax liabilities/(assets) is as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
  Long-Term Deferred Income Taxes, Net.....................  $16,957,000   $ 6,961,000
  Current Deferred Tax Charges.............................  (15,282,000)   (8,076,000)
                                                             -----------   -----------
    Net Deferred Tax Liabilities/(Assets)..................  $ 1,675,000   $(1,115,000)
                                                             ===========   ===========

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 12--TAXES BASED ON INCOME (CONTINUED)
    At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $16,523,000. The federal net operating loss carryforwards expire at various dates through the year 2012. An acquisition by the Company in 1993 constituted an ownership change for federal income tax purposes and, as a result, the amount of net operating loss carryforwards that may be utilized in any given year may be limited. For financial reporting purposes, a valuation allowance of $2,211,000 and $5,528,000 at December 31, 1999 and 1998, respectively, has been recognized to offset the deferred tax assets relating to net operating losses from acquisitions before 1996. During 1999, an additional valuation allowance of $2,708,000 was established to offset the deferred tax assets attributable to the undistributed earnings of foreign subsidiaries.

    The net decrease in the valuation allowances of $339,000 is due to a decrease of $3,047,000 attributable to the elimination of restrictions on previously acquired net operating losses and an addition of $2,708,000 attributable to undistributed earnings of foreign subsidiaries.

    The following table reconciles the provision (benefit) for income taxes based on income (loss) before taxes to the statutory federal income tax rate of 35% for the years ended December 31, 1999, 1998 and 1997.

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1999         1998          1997
                                                           ----------   -----------   ----------
Income Tax Provision (Benefit) at Statutory
  Federal Income Tax Rate................................  $3,162,000   $(4,611,000)  $5,243,000
Increase (Decrease) Related To:
  Amortization of Goodwill...............................   1,684,000     1,112,000      527,000
  Income of Foreign Sales Corporation....................  (1,598,000)   (1,136,000)  (1,056,000)
  Acquired In-Process Technology.........................   1,423,000     2,100,000           --
  State Income Taxes, Net of Federal Benefits............     742,000      (156,000)     564,000
  Federal and State Research and Development Tax
    Credits..............................................    (659,000)     (631,000)    (526,000)
  Foreign Losses Not Benefited...........................          --     3,331,000           --
    Other, Net...........................................    (816,000)     (205,000)     342,000
                                                           ----------   -----------   ----------
    Provision (Benefit) for Income Taxes.................  $3,938,000   $  (196,000)  $5,094,000
                                                           ==========   ===========   ==========

NOTE 13--SEGMENT INFORMATION

    The Company operates in a single reportable segment. International Operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 13--SEGMENT INFORMATION (CONTINUED)
The following tables summarize consolidated financial information of the Company's operations by geographic location:

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1999           1998           1997
                                             ------------   ------------   ------------
Revenues:
  The Americas(1)..........................  $ 68,092,000   $ 58,409,000   $ 60,326,000
  Europe...................................    45,672,000     39,875,000     37,514,000
  Asia-Pacific.............................    35,471,000     27,113,000     34,964,000
                                             ------------   ------------   ------------
    Total Revenue..........................  $149,235,000   $125,397,000   $132,804,000
                                             ============   ============   ============

------------------------

(1) Substantially the United States

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1999           1998
                                                           ------------   ------------
Identifiable Assets:
  The Americas(1)........................................  $141,890,000   $102,255,000
  Europe.................................................    27,638,000     26,353,000
  Asia-Pacific...........................................    17,692,000     12,209,000
                                                           ------------   ------------
    Total Identifiable Assets............................  $187,220,000   $140,617,000
                                                           ============   ============

------------------------

(1) Substantially the United States

    The net assets of the Company's foreign subsidiaries totaled $22,725,000 and $21,052,000 as of December 31, 1999 and 1998, respectively, excluding intercompany items. Long-lived assets included in these amounts were $5,709,000 and $4,413,000 as of December 31, 1999 and 1998, respectively. The taxable income of the Company's foreign subsidiaries is reported in Note 12--Taxes Based on Income.

NOTE 14--EMPLOYEE BENEFITS

    The Company contributes an amount, integrated with Social Security, to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. For the years ended December 31, 1999, 1998 and 1997, contributions charged to expense in connection with this plan were $1,934,000, $1,704,000 and $2,694,000, respectively. The plan has a 401(k) feature to permit voluntary employee contributions, which does not affect the Company's expenses.

    In 1995, the Company adopted a non-qualified supplemental retirement plan. The Company contributes an amount, integrated with Social Security and the Company's defined contribution plan, covering certain key employees who have completed a specified term of service with the Company. For the years ended December 31, 1999, 1998 and 1997, contributions charged to expense in connection with this plan were $49,000, $58,000 and $134,000, respectively.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

    The Company announced the termination of its post retirement health care plan in the third quarter of 1998. The accrued obligation of the plan as of December 31, 1998, totaling $1,157,000, was recorded as a reduction to selling, general and administrative expense in the third quarter of 1998. The gross remaining accumulated post retirement obligation was $0 and $112,000 at December 31, 1999 and 1998, respectively. The liability at December 31, 1998 represented the Company's obligation to reimburse certain employees for their health insurance premiums through June 1999. Total expense, excluding the gain recognized on the termination of the plan, for the years ended December 31, 1999, 1998 and 1997 was $0, $54,000 and $334,000, respectively.

NOTE 15--STOCK OPTION PLANS AND WARRANTS

    1991 PLAN--The MSC.Software Corporation 1991 Stock Option Plan ("the 1991 Plan"), as amended, consists of two parts: a "Key Employee Program" that allows discretionary awards of non-transferable incentive stock options and non-qualified stock options to officers and other key employees, and a "Non-Employee Director Program" that provides for automatic annual grants of non-transferable, non-qualified stock options to non-employee directors.

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

    The "Non-Employee Director Program" section of the 1991 Plan provides for automatic grants to members of the Company's Board of Directors who are not officers or employees of the Company or its subsidiaries. A maximum of 500,000 shares of authorized but unissued shares of the Company's common stock may be issued upon the exercise of options under the "Non-Employee Director Program." All eligible directors will receive annual non-discretionary grants of non-qualified stock options for the purchase of 3,000 shares of the Company's common stock.

    Options under the 1991 Plan are exercisable up to ten years from the date of grant, subject to vesting provisions outlined at the grant date.

    A summary of stock option activity for the 1991 Plan is as follows:

                                              OPTION PRICE     WEIGHTED-AVERAGE
                                 OPTIONS       PER SHARE        EXERCISE PRICE
                                ---------   ----------------   ----------------
  Outstanding at December 31,
    1997......................  2,076,800   $ 6.50 to $15.88        $12.07
    Granted...................  1,167,350   $ 5.38 to $11.25        $ 9.28
    Exercised.................    (64,950)  $ 6.50 to $11.00        $ 8.78
    Canceled..................   (629,750)  $ 7.75 to $15.88        $13.27
                                ---------
  Outstanding at December 31,
    1998......................  2,549,450   $ 5.38 to $15.88        $10.58
    Granted...................    255,350   $ 5.50 to $ 7.25        $ 6.08
    Exercised.................         --   $    -- to $  --        $   --
    Canceled..................   (632,300)  $ 5.94 to $15.38        $10.24
                                ---------
  Outstanding at December 31,
    1999......................  2,172,500   $ 5.38 to $15.88        $10.15
                                =========

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 15--STOCK OPTION PLANS AND WARRANTS (CONTINUED)
    The number of options exercisable under the 1991 Plan at December 31, 1999, 1998 and 1997 was 1,600,050, 1,386,150 and 1,743,300, respectively. At
December 31, 1999, 1998 and 1997, the per-share weighted-average exercise prices of the stock options exercisable under the 1991 Plan were $11.01, $11.46 and $12.23, respectively. Options to purchase 687,950, 711,000 and 848,600 shares were available for future grant under the 1991 Plan as of December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the weighted-average remaining contractual life for stock options outstanding under the 1991 Plan was
5.55 years.

    1998 PLAN--The MSC.Software Corporation 1998 Stock Option Plan ("the 1998 Plan"), as amended, consists of two parts: a "Key Employee Program" that allows discretionary awards of non-transferable incentive stock options and non-qualified stock options to officers and other key employees, and a "Non-Employee Director Program" that provides for automatic annual grants of non-transferable, non-qualified stock options to non-employee directors.

    The "Key Employee Program" section of the 1998 Plan provides for the granting of both incentive stock options and non-qualified options for the purchase of up to 2,440,000 authorized but unissued shares of the Company's common stock at the fair market value of such shares on the date the option is granted, or for non-qualified options at such price as the Compensation Committee may determine.

    The "Non-Employee Director Program" section of the 1998 Plan provides for automatic grants to members of the Company's Board of Directors who are not officers or employees of the Company or its subsidiaries. A maximum of 60,000 shares of authorized but unissued shares of the Company's common stock may be issued upon the exercise of options under the "Non-Employee Director Program." All eligible directors will receive annual non-discretionary grants of non-qualified stock options for the purchase of 3,000 shares of the Company's common stock. Options to be granted to non-employee directors under the 1998 Plan do not begin until 2000. Directors may receive only 3,000 shares of the Company's common stock per year from either the 1991or 1998 plans.

    Options under the 1998 Plan are exercisable up to ten years from the date of grant, subject to transfer restrictions and vesting provisions outlined at the grant date. The 1998 Plan provides that vesting may be accelerated in certain events related to changes in control of the Company, unless prior to such change in control the Compensation Committee determines otherwise. Similarly, the 1998 Plan provides that the Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options. No amendment or cancellation and re-grant, subject to permitted adjustments, shall reduce the per share exercise price to a price less than 100% of the fair market value of the Company's common stock on the option date of the initial option.

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 15--STOCK OPTION PLANS AND WARRANTS (CONTINUED)
    A summary of stock option activity for the 1998 Plan is as follows:

                                                          OPTION PRICE     WEIGHTED-AVERAGE
                                              OPTIONS       PER SHARE       EXERCISE PRICE
                                             ---------   ---------------   ----------------
Outstanding at December 31, 1997...........         --   $    -- to $ --        $  --
  Granted..................................    600,000   $ 5.38 to $9.00        $8.00
                                             ---------
Outstanding at December 31, 1998...........    600,000   $ 5.38 to $9.00        $8.00
  Granted..................................  1,376,850   $ 5.00 to $7.69        $5.76
  Canceled.................................   (161,000)  $ 5.25 to $5.25        $5.25
                                             ---------
Outstanding at December 31, 1999...........  1,815,850   $ 5.00 to $9.00        $6.36
                                             =========

    The number of options exercisable under the 1998 Plan at December 31, 1999 and 1998 were 181,250 and 0, respectively. At December 31, 1999, the per-share weighted-average exercise price of the stock options exercisable under the 1998 Plan was $8.15. Options to purchase 684,150 and 400,000 shares were available for future grant under the 1998 Plan as of December 31, 1999 and 1998, respectively. At December 31, 1999, the weighted-average remaining contractual life for stock options outstanding under the 1998 Plan was 9.07 years.

    EMPLOYEE STOCK PURCHASE PLAN--In September 1996, the Company's Board of Directors adopted the MSC.Software Corporation 1996 Employee Stock Purchase Plan ("the Employee Stock Purchase Plan"). The Employee Stock Purchase Plan was approved by the Company's shareholders at the 1997 Annual Meeting of Shareholders. Under the Employee Stock Purchase Plan, a maximum of 750,000 shares of the Company's common stock have been made available for purchase by eligible employees electing to participate in the Employee Stock Purchase Plan. The Employee Stock Purchase Plan is intended to provide participating eligible employees an additional incentive to advance the best interests of the Company through ownership of common stock. As of January 31, 2000, a total of 134 eligible employees elected to participate in the Employee Stock Purchase Plan with total payroll deductions as of that date equal to $370,000. Purchases were as follows for the periods indicated:

                                                             PRICE        TOAL
                                                 SHARES    PER SHARE   PURCHASES
                                                --------   ---------   ----------
July 31, 1997.................................   89,986     $6.9750    $  628,000
January 31, 1998..............................   48,876     $8.3813    $  410,000
July 31, 1998.................................   54,119     $7.1438       387,000
January 31, 1999..............................   59,734     $5.8500       349,000
July 31, 1999.................................   71,177     $4.8938       348,000
                                                -------                ----------
                                                323,892     $6.5516    $2,122,000
                                                =======                ==========

    There are 426,108 remaining shares eligible for purchase under the Employee Stock Purchase Plan as of December 31, 1999. On January 31, 2000, purchases of 75,470 shares totaling $365,000 were exercised.

    STOCK-BASED COMPENSATION--The Company has adopted the disclosure-only provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." Accordingly, no compensation cost has been recognized in the results of operations for the stock option grants. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 15--STOCK OPTION PLANS AND WARRANTS (CONTINUED)
December 31, 1999, 1998 and 1997 consistent with the provisions of SFAS
No. 123, the Company's Net Income (Loss), Basic Earnings (Loss) Per Share and Diluted Earnings (Loss) Per Share would have been reduced to the pro forma amounts as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                  --------------------------------------
                                                     1999          1998          1997
                                                  ----------   ------------   ----------
Net Income (Loss):
  As Reported...................................  $5,097,000   $(12,979,000)  $9,887,000
  Pro Forma.....................................  $4,053,000   $(13,371,000)  $8,194,000
Basic Earnings (Loss) Per Share:
  As Reported...................................  $     0.37   $      (0.95)  $     0.73
  Pro Forma.....................................  $     0.29   $      (0.98)  $     0.61
Diluted Earnings (Loss) Per Share:
  As Reported...................................  $     0.37   $      (0.95)  $     0.73
  Pro Forma.....................................  $     0.22   $      (0.98)  $     0.47

NOTE: DILUTED EARNINGS (LOSS) PER SHARE ARE PRESENTED AS EQUAL TO OR LESS THAN BASIC EARNINGS (LOSS) PER SHARE.

    Using the Black-Scholes valuation model, the estimated per share weighted-average fair value of stock options granted during the years ended December 31, 1999, 1998 and 1997 was $2.95, $4.23 and $4.37, respectively.

    The pro forma effect on the Company's Net Income (Loss) and Basic Earnings
(Loss) Per Share for 1999, 1998 and 1997 is not representative of the pro forma effect in future years. The pro forma effect does not take into consideration compensation expense related to grants made prior to 1996 or additional grants in future years, which are anticipated. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the periods indicated:

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
Dividend Yield............................................     0.0%       0.0%       0.0%
Expected Volatility.......................................    49.7%      46.1%      41.9%
Risk-Free Interest Rate...................................    6.25%      7.00%      7.00%

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options, such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

    WARRANTS--On March 9, 1998, the Company entered into a joint-development and marketing arrangement with Kubota Solid Technology Corporation ("KSTC"). This arrangement allowed KSTC to purchase warrants with an aggregate exercise price of up to $3,000,000 to purchase shares of the Company's common stock. As of December 31, 1999, all warrants were purchased under the arrangement. The

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 15--STOCK OPTION PLANS AND WARRANTS (CONTINUED) exercise price is equal to the fair market value of the common stock on the date of issuance of the warrants. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The arrangement also provided KSTC with marketing rights to a specific technology being developed.

    The Company recorded service revenue related to the development effort and marketing rights provided under the arrangement and issued warrants to KSTC. The following table shows the service revenue recorded and warrants issued for the periods indicated.

                                                          YEARS ENDED DECEMBER
                                                                   31,
                                                          ---------------------
                                                            1999        1998
                                                          ---------   ---------
Service Revenue Recorded................................  $924,000    $944,000
Value of Warrants Issued................................  $576,000    $556,000
Shares of Common Stock..................................   217,864     185,843
Average Exercise Price..................................  $ 6.8850    $ 8.0713

    The warrants were recorded at fair value based on the Black-Scholes valuation method using the following assumptions: dividend yield of 0.0%; expected volatility between 42.6% and 49.7%; and risk-free interest rates between 5.5% and 7.0%. The warrants issued have exercise prices ranging between $5.8125 per share and $11.375 per share. The Company has no obligation under the arrangement to produce a commercially viable product or technology or to refund any monies contributed by KSTC.

    On June 18, 1999, in connection with the acquisition of MARC, the Company issued five-year warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants had an estimated fair value of $3,038,000 based on the Black-Scholes valuation method using the following assumptions: dividend yield of 0.0%, expected volatility of 48.4%, and a risk-free interest rate of 7.0%. On November 4, 1999, in connection with the acquisition of CSAR, the Company issued five-year warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants had an estimated fair value of $258,000 based on the Black-Scholes valuation method using the following assumptions: dividend yield of 0.0%, expected volatility of 47.9%, and a risk-free interest rate of 5.5%.

                   MSC SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 16--COMMITMENTS AND CONTINGENCIES

    The Company leases facilities and equipment under various lease agreements, which range from one to twelve years, which require the following minimum annual rental commitments:

      OPERATING LEASES
  YEARS ENDING DECEMBER 31,
  -------------------------
            2000             $  4,090,000
            2001                4,895,000
            2002                4,540,000
            2003                4,253,000
            2004                4,106,000
         Thereafter            17,942,000
                             ------------
                             $ 39,826,000
                             ============

    For the years ended December 31, 1999, 1998 and 1997, the combined annual rental cost for various facilities and equipment under operating leases approximated $7,690,000, $6,900,000 and $5,575,000, respectively. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by others.

NOTE 17--ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of other comprehensive income (loss) are as follows:

                                                YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                            1999          1998          1997
                                         -----------   -----------   -----------
Balance at Beginning of Period.........  $(3,219,000)  $(4,482,000)  $(2,625,000)
  Currency Translation Adjustment......   (2,204,000)    1,252,000    (1,857,000)
  Unrealized Investment Gain...........       (3,000)       11,000            --
                                         -----------   -----------   -----------
Balance at End of Period...............  $(5,426,000)  $(3,219,000)  $(4,482,000)
                                         ===========   ===========   ===========

    The Company does not provide any deferred tax benefit for translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future. The amount of tax associated with the unrealized gains and losses was immaterial.

NOTE 18--SHAREHOLDERS' EQUITY

    In October 1998, the Company adopted a Stockholder Rights Plan ("the Plan"). As part of the Plan, a special type of dividend was declared on the common stock of the Company distributing these rights to all stockholders of record on October 16, 1998. These rights, which do not have any shareholder rights, including voting or dividend rights, will expire on October 5, 2008, unless earlier redeemed by the Company prior to expiration at a price of $.01 per right. The rights automatically transfer with a transfer of common stock until the time they become exercisable, which happens when certain specified events occur. If the rights become exercisable, they entitle the holders thereof to purchase stock of the Company at a price of $35.00, subject to certain other provisions of the Plan.

                   MSC SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 18--SHAREHOLDERS' EQUITY (CONTINUED)
    The debentures issued by the Company have a feature that allows the holder to convert the debentures to common stock of the Company at a conversion price of $15.15 per share.

    As of December 31, 1999, shares of common stock reserved for issuance were as follows:


Stockholder Rights Plan.....................................  13,841,600
Convertible Subordinated Debentures.........................   3,865,100
Common Stock Warrants.......................................   1,913,700
Employee Stock Option Plans:
  1991 Plan.................................................   2,860,500
  1998 Plan.................................................   2,500,000
Employee Stock Purchase Plan................................     426,100
                                                              ----------
    Total Shares Reserved for Issuance as of December 31,
      1999..................................................  25,407,000
                                                              ==========

NOTE 19--EARNINGS PER SHARE

    The following table sets forth the computation of Basic and Diluted Earnings
(Loss) Per Share:

                                                                    YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                               1999           1998          1997
                                                            -----------   ------------   -----------
NUMERATOR:
  Numerator for Basic Earnings (Loss) Per Share - Net
    Income (Loss).........................................  $ 5,097,000   $(12,979,000)  $ 9,887,000
  Effect of Dilutive Securities--Interest on 7 7/8%
    Convertible Subordinated Debentures, Net of Tax.......           --(1)           --(1)          --(1)
                                                            -----------   ------------   -----------
  Numerator for Diluted Earnings (Loss) Per Share.........  $ 5,097,000   $(12,979,000)  $ 9,887,000
                                                            ===========   ============   ===========
DENOMINATOR:
  Denominator for Basic Earnings (Loss) Per Share -
    Weighted-Average Shares Outstanding...................   13,800,000     13,655,000    13,514,000

  Effect of Dilutive Securities:
    Employee Stock Options................................       96,000             --(1)     114,000
    Common Stock Warrants.................................        9,000             --(1)          --(1)
    7 7/8% Convertible Subordinated Debentures............           --(1)           --(1)          --(1)
                                                            -----------   ------------   -----------
      Dilutive Potential Common Shares....................      105,000             --       114,000
                                                            -----------   ------------   -----------
  Denominator for Diluted Earnings (Loss) Per Share -
    Adjusted Weighted-Average Shares and Assumed
    Conversions, if Applicable............................   13,905,000     13,655,000    13,628,000
                                                            ===========   ============   ===========
BASIC EARNINGS (LOSS) PER SHARE...........................  $      0.37   $      (0.95)  $      0.73
                                                            ===========   ============   ===========
DILUTED EARNINGS (LOSS) PER SHARE.........................  $      0.37   $      (0.95)  $      0.73
                                                            ===========   ============   ===========

--------------------------

(1) Anti-dilutive options and debentures are excluded from the calculation of Diluted Earnings (Loss) Per Share for the periods indicated.

                   MSC SOFTWARE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 19--EARNINGS PER SHARE (CONTINUED)
    For additional disclosures regarding the convertible subordinated debentures, employee stock options and common stock warrants, refer to
Note 5--Financial Instruments and Note 15--Stock Option Plans and Warrants.

    The following table shows the common stock equivalents that were outstanding as of December 31, 1999, 1998 and 1997, but were not included in the computation of Diluted Earnings (Loss) Per Share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

                                                         NUMBER OF      OPTION PRICE
                                                          SHARES         PER SHARE
                                                         ---------   ------------------
Anti-Dilutive Stock Options:
  As of December 31, 1999..............................  2,527,200   $ 6.313 to $15.875
  As of December 31, 1998..............................  2,524,000   $ 8.625 to $15.875
  As of December 31, 1997..............................  1,592,000   $10.500 to $15.875

Anti-Dilutive Common Stock Warrants:
  As of December 31, 1999..............................  1,728,300   $ 6.688 to $11.375
  As of December 31, 1998..............................    185,800   $ 6.188 to $11.375
  As of December 31, 1997..............................         --   $     -- to $   --

Anti-Dilutive Convertible Subordinated Debentures:
  As of December 31, 1999..............................  3,865,100.. $           15.150
  As of December 31, 1998..............................  3,734,300.. $           15.150
  As of December 31, 1997..............................  3,734,300   $           15.150

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 20--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is selected unaudited quarterly financial data for the years ended December 31, 1999 and 1998.

                                                                      QUARTER ENDED
                                                 --------------------------------------------------------
                                                  MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                   1999(1)       1999(2)         1999          1999(3)
                                                 -----------   -----------   -------------   ------------
Revenues.......................................  $30,653,000   $33,442,000    $38,925,000    $46,215,000
Operating Expenses.............................  $36,992,000   $36,895,000    $35,393,000    $37,319,000
Operating Income (Loss)........................  $(6,339,000)  $(3,453,000)   $ 3,532,000    $ 8,896,000
Other Expense (Income), Net....................  $ 1,514,000   $(9,938,000)   $ 1,748,000    $   277,000
Income (Loss) Before Provision (Benefit) for
 Income Taxes..................................  $(7,853,000)  $ 6,485,000    $ 1,784,000    $ 8,619,000
Provision (Benefit) for Income Taxes...........  $(2,434,000)  $ 3,205,000    $   571,000    $ 2,596,000
Net Income (Loss)..............................  $(5,419,000)  $ 3,280,000    $ 1,213,000    $ 6,023,000
Basic Earnings (Loss) Per Share................  $     (0.39)  $      0.24    $      0.09    $      0.44
Diluted Earnings (Loss) Per Share..............  $     (0.39)  $      0.23    $      0.09    $      0.38
Basic Weighted-Average Shares..................   13,770,000    13,770,000     13,818,000     13,842,000
Diluted Weighted-Average Shares................   13,770,000    17,643,000     13,885,000     18,159,000

                                                                              QUARTER ENDED
                                                         --------------------------------------------------------
                                                          MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                            1998          1998           1998          1998(4)
                                                         -----------   -----------   -------------   ------------
Revenues...............................................  $37,770,000   $29,679,000    $28,775,000    $ 29,173,000
Operating Expenses.....................................  $29,391,000   $28,977,000    $27,351,000    $ 49,719,000
Operating Income (Loss)................................  $ 8,379,000   $   702,000    $ 1,424,000    $(20,546,000)
Other Expense (Income), Net............................  $   855,000   $   721,000    $   395,000    $  1,163,000
Income (Loss) Before Provision (Benefit) for Income
  Taxes................................................  $ 7,524,000   $   (19,000)   $ 1,029,000    $(21,709,000)
Provision (Benefit) for Income Taxes...................  $ 2,558,000   $    (6,000)   $   350,000    $ (3,098,000)
Net Income (Loss)......................................  $ 4,966,000   $   (13,000)   $   679,000    $(18,611,000)
Basic Earnings (Loss) Per Share........................  $      0.36   $      0.00    $      0.05    $      (1.36)
Diluted Earnings (Loss) Per Share......................  $      0.33   $      0.00    $      0.05    $      (1.36)
Basic Weighted-Average Shares..........................   13,636,000    13,678,000     13,596,000      13,711,000
Diluted Weighted-Average Shares........................   17,539,000    13,678,000     17,353,000      13,711,000

--------------------------

(1) Reflects restructuring charges of $5,897,000.

(2) Reflects an in-process research and development charge of $4,067,000 related to the acquisition of MARC, impairment charges of $1,500,000 in cost of license revenue, reversal of restructuring charges of $400,000, and a gain on sale of equity investment of $10,773,000.

(3) Reflects an $800,000 reversal of bad debt expense in operating expense from the collection of older accounts receivable balances and a gain of $1,200,000 in other expense (income) related to foreign exchange adjustments.

(4) Reflects a reduction in revenue of $9,398,000 related to the change in how the Company recognizes revenue, an in-process research and development charge of $6,000,000 related to the acquisition of KR, impairment charges of $8,164,000 in cost of license revenue, and restructuring and other impairment charges of $2,365,000.

NOTE:  DILUTED EARNINGS (LOSS) PER SHARES ARE PRESENTED AS EQUAL TO OR LESS THAN
    BASIC EARNINGS (LOSS) PER SHARE.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

MSC.Software Corporation

    We have audited the accompanying consolidated balance sheets of MSC.Software Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC.Software Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Los Angeles, California
February 23, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2000, filed with the Securities and Exchange Commission pursuant to Regulation 14-A. In addition, the information set forth under Item 1 of this Annual Report in Form 10-K under the caption "Executive Officers of the Registrant" is also incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2000, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2000, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On June 18, 1999, MSC acquired 100% of MARC pursuant to an Agreement and Plan of Merger dated as of May 26, 1999 (the "Merger Agreement") among MSC, MSC Holdings Co. II, a wholly-owned subsidiary of MSC (the "Merger Sub"), MARC and the following Significant Shareholders: Dendron Technology B.V., a Dutch corporation ("Dendron"); Fronos Technology B.V., a Dutch corporation ("Fronos"); and Nearchos Irinarchos. Dendron and Fronos are each owned by Mr. Irinarchos. The transaction had a two-step structure whereby MSC purchased approximately 42% of MARC's outstanding common stock from Dendron and Fronos pursuant to a Stock Purchase Agreement dated as of May 26, 1999 among Dendron, Fronos and MSC (the "Stock Purchase Agreement"), and immediately thereafter, pursuant to the Merger Agreement, the Merger Sub merged with and into MARC, with MARC being the surviving corporation and a wholly-owned subsidiary of MSC.

    The aggregate fair value of the consideration paid to shareholders and holders of options of MARC resulted in a purchase price valued at approximately $36,100,000. The Merger Agreement provided for a cash purchase price of approximately $20,300,000 and the Stock Purchase Agreement provided for MSC to issue a package of securities to Dendron and Fronos, including $11,000,000 principal amount of 8% subordinated notes due in 10 years, approximately $3,236,000 principal amount of 8% subordinated notes due in two years, $2,000,000 principal amount of MSC's 7 7/8% convertible subordinated debentures due August 18, 2004, and five-year warrants to purchase 1,400,000 shares of MSC's common stock at an exercise price of $10.00 per share. Mr. Irinarchos beneficially owns approximately 9.9% of MSC's voting securities as a result of his ownership of these securities.

    The purchase price was determined through arms' length negotiations between members of the Board of Directors of MSC and representatives of MARC. MSC considered the revenues and results of operations of MARC in recent periods, estimates of the business potential of MARC, MARC's software offerings in the non-linear finite element analysis market segment, and other synergies of the two companies (such as the ability to offer a full suite of FEA products and leveraging technology and distribution channels).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)1. FINANCIAL STATEMENTS

    The following consolidated financial statements of MSC.Software Corporation and subsidiaries, as included in its Annual Report, are included in Item 8.

       Consolidated Balance Sheets--December 31, 1999 and 1998

       Consolidated Statements of Operations for each of the three years in the period ended
         December 31, 1999

       Consolidated Statements of Cash Flows for each of the three years in the period ended
         December 31, 1999

       Consolidated Statements of Shareholders' Equity for each of the three years in the period ended
         December 31, 1999

       Notes to Consolidated Financial Statements

       Report of Ernst & Young LLP, Independent Auditors

ITEM 14(A)2. FINANCIAL STATEMENT SCHEDULES

    All schedules have been omitted because the information either has been shown in the consolidated financial statements or notes thereto, or is not applicable or required under the instructions.

ITEM 14(A)3. EXHIBITS

       EXHIBIT
       NUMBER
---------------------
          2.1              Agreement and Plan of Merger dated as of May 26, 1999 by and among The MacNeal-Schwendler Corporation, MSC Holdings Co.
                           II, MARC Analysis Research Corporation, Dendron Technology
                           B.V., Fronos Technology B.V. and Nearchos Irinarchos (filed as Exhibit 2.1 to a Current Report on Form 8-K filed July 1,
                           1999, and incorporated herein by reference).

          2.2              Stock Purchase Agreement dated as of May 26, 1999 among The
                           MacNeal-Schwendler Corporation, Dendron Technology B.V. and
                           Fronos Technology B.V. (filed as Exhibit 2.2 to a Current
                           Report on Form 8-K filed July 1, 1999, and incorporated
                           herein by reference).

          2.3              Agreement and Plan of Merger dated as of December 22, 1998 by and among The MacNeal-Schwendler Corporation, MSC
                           Holdings Co., Knowledge Revolution and Paul Baszucki, as
                           shareholder representative (filed as Exhibit 2.1 to a
                           Current Report on Form 8-K filed January 4, 1999, and
                           incorporated herein by reference).

          3.1              Certificate of Incorporation of MSC.Software Corporation, as
                           amended (filed as Exhibit 3.1 of MSC.Software Corporation's
                           Quarterly Report on Form 10-Q for the quarterly period ended
                           June 30, 1999, and incorporated herein by reference).

          3.2              Restated Bylaws of MSC.Software Corporation (filed as
                           Exhibit 3.2 to MSC.Software Corporation's Annual Report on
                           Form 10-K filed for the fiscal year ended January 31, 1996, and incorporated herein by reference).

       EXHIBIT
       NUMBER
---------------------
          3.3              Certificate of Designations of Junior Participating
                           Preferred Stock (filed as Exhibit 2.2 to The
                           MacNeal-Schwendler Corporation's Registration Statement on
                           Form 8-A filed October 13, 1998, and incorporated herein by reference).

          4.1              The MacNeal-Schwendler Corporation Indenture dated as of
                           June 17, 1999 with Chase Manhattan Bank & Trust Company N.A.
                           as Trustee (filed as Exhibit 4.1 to a Current Report on Form
                           8-K filed July 1, 1999, and incorporated herein by
                           reference).

          4.2              The MacNeal-Schwendler Corporation Warrant Agreement dated as of June 18, 1999 with The MacNeal-Schwendler Corporation acting in the capacity of Warrant Agent (filed as Exhibit
                           4.2 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

          4.3              Rights Agreement dated as of October 5, 1998 between The
                           MacNeal-Schwendler Corporation and ChaseMellon Shareholder
                           Services, L.L.C., as Rights Agent, including the Form of
                           Right Certificate (Exhibit A), the Summary of Rights to
                           Purchase Junior Participating Preferred Stock (Exhibit B)
                           and the Form of Certificate of Designations of Junior
                           Participating Preferred Stock (Exhibit C) (filed as Exhibit
                           2.1 to The MacNeal-Schwendler Corporation's Registration
                           Statement on Form 8-A filed October 13, 1998 and
                           incorporated herein by reference).

          4.4              Indenture, dated as of August 18, 1994, between MSC.Software
                           Corporation and Chemical Trust Company of California, as
                           trustee (filed as part of MSC.Software Corporation's
                           Registration Statement on Form S-3 (No. 33-83174), and
                           incorporated herein by reference).

          4.5              First Supplemental Indenture, dated September 22, 1994,
                           between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of
                           MSC.Software Corporation's Quarterly Report on Form 10-Q for
                           the quarterly period ended October 31, 1994, and
                           incorporated herein by reference).

          4.6              Second Supplemental Indenture, dated December 14, 1994,
                           between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of
                           MSC.Software Corporation's Quarterly Report on Form 10-Q for
                           the quarterly period ended October 31, 1994, and
                           incorporated herein by reference).

         10.1**            Agreement of Lease, dated August 25, 1999, between
                           MSC.Software Corporation and Imperial Promenade Associates,
                           LLC, a Delaware limited liability company.

         10.2*             1998 Incentive Stock Option Plan for Key Employees, as
                           amended (filed as Annex A to The MacNeal-Schwendler
                           Corporation's Annual Proxy Statement for the Annual Meeting
                           of Shareholders held on June 23, 1999, and incorporated
                           herein by reference).

         10.3*             Employment Agreement Between MSC.Software Corporation and
                           Frank Perna, Jr. (filed as Exhibit 3.1 of MSC.Software
                           Corporation's Quarterly Report on Form 10-Q for the
                           quarterly period ended June 30, 1999, and incorporated
                           herein by reference).

         10.4              Loan and Security Agreement Between MSC.Software Corporation
                           and Comerica Bank-California (filed as Exhibit 3.1 of
                           MSC.Software Corporation's Quarterly Report on Form 10-Q for
                           the quarterly period ended June 30, 1999, and incorporated herein by reference).

         10.5              Second Amendment to Loan and Security Agreement Between
                           MSC.Software Corporation and Comerica Bank-California.
                           (filed as Exhibit 10.1 of MSC.Software Corporation's
                           Quarterly Report on Form 10-Q for the quarterly period ended
                           September 30, 1999, and incorporated herein by reference).

       EXHIBIT
       NUMBER
---------------------
         10.6              Registration Rights Agreement dated June 18, 1999 among The
                           MacNeal-Schwendler Corporation, Dendron Technology B.V. and
                           Fronos Technology B.V. (filed as Exhibit 4.3 to a Current
                           Report on Form 8-K filed July 1, 1999 and incorporated
                           herein by reference).

         10.7              Form of Agreement for use of MSC.Nastran, as modified to
                           September 1991 (filed as Exhibit 10.1 to MSC.Software
                           Corporation's Annual Report on Form 10-K filed for the
                           fiscal year ended January 31, 1992, and incorporated herein by reference).

         10.8              Agreement dated October 22, 1982, between MSC.Software
                           Corporation and NASA (filed as Exhibit 10.2 to MSC.Software
                           Corporation's Registration Statement on Form S-1, File No.
                           2-82719, and incorporated herein by reference).

         10.9              Agreement of Lease, dated July 31, 1980, between
                           MSC.Software Corporation and Frank De Pietro (filed as
                           Exhibit 10.3 to MSC.Software Corporation's Registration
                           Statement on Form S-1, File No. 2-82719, and incorporated
                           herein by reference).

        10.10              Form of Indemnification Agreement between MSC.Software
                           Corporation and directors, officers and agents thereof
                           (filed as Exhibit 10.5 to MSC.Software Corporation's Annual
                           Report on Form 10-K filed for the year ended January 31,
                           1989, and incorporated herein by reference).

        10.11(a)           Form of Severance Agreement between MSC.Software Corporation and executive officers thereof (filed as Exhibit 10.6(a) to
                           The MacNeal-Schwendler Corporation's Transition Report on
                           Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

        10.11(b)           Form of Severance Agreement between MSC.Software Corporation and key employees (filed as Exhibit 10.6(a) to The
                           MacNeal-Schwendler Corporation's Transition Report on Form
                           10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

        10.12*             Amendment 1991-1 to 1983 Incentive Stock Option Plan for Key
                           Employees (filed as Annex A to MSC.Software Corporation's
                           Annual Proxy Statement for the Annual Meeting of
                           Shareholders held on June 12, 1991, and incorporated herein by reference).

        10.13*             Amendment 1992-1 to 1983 Incentive Stock Option Plan for Key
                           Employees (filed as part of the Annual Proxy Statement for
                           MSC.Software Corporation's Annual Meeting of Shareholders
                           held on June 10, 1992, and incorporated herein by
                           reference).

        10.14*             1991 Stock Option Plan (filed as Annex A to MSC.Software
                           Corporation's Annual Proxy Statement for the Annual Meeting
                           of Shareholders held on June 10, 1992, and incorporated
                           herein by reference).

        10.15*             1991 Stock Option Plan Amendment (filed as part of MSC's
                           definitive Proxy Statement for the Annual Meeting of
                           Shareholders on June 14, 1995, and incorporated herein by
                           reference).

        10.16              Separation Agreement with Thomas Curry (filed as Exhibit
                           10.12 to The MacNeal-Schwendler Corporation's Transition
                           Report on Form 10-K filed for the fiscal year ended December
                           31, 1998, and incorporated herein by reference).

        10.17              Termination and General Release Agreement with Thomas Curry
                           (filed as Exhibit 10.13 to The MacNeal-Schwendler
                           Corporation's Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

       EXHIBIT
       NUMBER
---------------------
        10.18              Termination and General Release Agreement with George
                           Riordan (filed as Exhibit 10.14 to The MacNeal-Schwendler
                           Corporation's Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

        10.19              Form of Director Change in Control Agreement (filed as
                           Exhibit 10.15 to The MacNeal-Schwendler Corporation's
                           Transition Report on Form 10-K filed for the fiscal year
                           ended December 31, 1998, and incorporated herein by
                           reference).

           21**            Material Subsidiaries of the Registrant.

           23**            Consent of Ernst & Young LLP, Independent Auditors.

         27.1**            Restated Financial Data Schedule for the year ended December
                           31, 1998.

         27.2**            Financial Data Schedule for the year ended December 31,
                           1999.

------------------------

*   Denotes compensatory plan.

**  Indicates filed herewith.

ITEM 14(B). REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         MSC.SOFTWARE CORPORATION
                                                               (REGISTRANT)

        Dated:  March 22, 2000               By:             /s/ FRANK PERNA, JR.
                                                  ------------------------------------------
                                                               Frank Perna, Jr.
                                                           CHAIRMAN OF THE BOARD AND
                                                            CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----

                /s/ FRANK PERNA, JR.
     -------------------------------------------        Chairman of the Board and     March 22, 2000
                  Frank Perna, Jr.                        Chief Executive Officer

                 /s/ LOUIS A. GRECO                      Chief Financial Officer
     -------------------------------------------        (Principal Financial and      March 22, 2000
                   Louis A. Greco                           Accounting Officer)

                 /s/ LARRY S. BARELS
     -------------------------------------------                Director              March 22, 2000
                   Larry S. Barels

                 /s/ DONALD GLICKMAN
     -------------------------------------------                Director              March 22, 2000
                   Donald Glickman

                 /s/ WILLIAM F. GRUN
     -------------------------------------------                Director              March 22, 2000
                   William F. Grun

                /s/ GEORGE N. RIORDAN
     -------------------------------------------                Director              March 22, 2000
                  George N. Riordan