Form 10-Q
period 2000-03-31
MSC SOFTWARE CORP
filed 2000-05-15
CIK 717238

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From __________________ To __________________

                          COMMISSION FILE NUMBER 1-8722

                            MSC.SOFTWARE CORPORATION
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                         DELAWARE                               95-2239450
-------------------------------------------------------   ----------------------
     (State or Other Jurisdiction of Incorporation or       (I.R.S. Employer
                      Organization)                         Identification No.)

                 815 COLORADO BOULEVARD
                 LOS ANGELES, CALIFORNIA                         90041
-------------------------------------------------------   ----------------------
         (Address of Principal Executive Offices)              (Zip Code)

                                 (323) 258-9111
           ----------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         As of May 1, 2000, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 14,008,553.

================================================================================

                            MSC.SOFTWARE CORPORATION

                               INDEX TO FORM 10-Q

                                 MARCH 31, 2000


                                                                                                             Page
                                                                                                             ----
PART I.    FINANCIAL INFORMATION

      Item 1.       Financial Statements

                       Consolidated Balance Sheets
                           March 31, 2000 (Unaudited) and December 31, 1999                                   3

                       Consolidated Statements of Operations (Unaudited)
                           Three Months Ended March 31, 2000 and 1999                                         4

                       Consolidated Statements of Cash Flows (Unaudited)
                           Three Months Ended March 31, 2000 and 1999                                         5

                       Notes to Unaudited Consolidated Financial Statements                                   6

      Item 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                    12

      Item 3.       Quantitative and Qualitative Disclosures About Market Risk                               19


PART II.    OTHER INFORMATION

      Item 6.       Exhibits and Reports on Form 8-K                                                         20

                   MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,             DECEMBER 31,
                                                                                       2000                   1999
                                                                                    -----------            ------------
                                                                                    (UNAUDITED)

                                     ASSETS
                                     ------

Current Assets:
   Cash and Cash Equivalents                                                        $  23,159,000         $  21,735,000
   Trade Accounts Receivable, Net                                                      49,380,000            37,995,000
   Deferred Tax Charges                                                                15,347,000            15,282,000
   Other Current Assets                                                                 7,069,000             7,477,000
                                                                                    -------------         -------------

      Total Current Assets                                                             94,955,000            82,489,000

Property and Equipment, Net                                                             8,875,000             8,585,000
Capitalized Software Costs, Net                                                        20,571,000            20,117,000
Goodwill, Net                                                                          35,446,000            36,746,000
Other Intangible Assets, Net                                                           34,166,000            35,534,000
Other Assets                                                                            2,777,000             3,749,000
                                                                                    -------------         -------------

             TOTAL ASSETS                                                           $ 196,790,000         $ 187,220,000
                                                                                    =============         =============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities:
   Accounts Payable                                                                 $   4,646,000         $   4,692,000
   Current Portion of Note Payable                                                      3,200,000             3,200,000
   Deferred Revenue                                                                    48,363,000            34,013,000
   Compensation and Related Expenses                                                    9,109,000             9,534,000
   Restructuring Reserve                                                                2,271,000             2,875,000
   Other Current Liabilities                                                           11,889,000            16,519,000
                                                                                    -------------         -------------

      Total Current Liabilities                                                        79,478,000            70,833,000
                                                                                    -------------         -------------

Deferred Income Taxes                                                                  16,957,000            16,957,000
Note Payable, Less Current Portion                                                      3,733,000             4,533,000
Convertible Subordinated Debentures, Net                                               58,302,000            58,287,000
Subordinated Notes Payable, Net                                                        11,881,000            11,804,000

Commitments and Contingencies

Shareholders' Equity:
   Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized;
      No Shares Outstanding                                                                     -                     -
   Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized;
      14,020,578 and 13,841,600 Issued and Outstanding at
      March 31, 2000 and December 31, 1999, Respectively                               34,025,000            32,451,000
   Common Stock Warrants                                                                4,428,000             4,428,000
   Accumulated Deficit                                                                 (5,309,000)           (6,307,000)
   Accumulated Other Comprehensive Loss                                                (6,365,000)           (5,426,000)
   Treasury Stock, At Cost (49,000 and 49,000 Shares at March 31,
      2000 and December 31, 1999, Respectively)                                          (340,000)             (340,000)
                                                                                    -------------         -------------

         Total Shareholders' Equity                                                    26,439,000            24,806,000
                                                                                    -------------         -------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 196,790,000         $ 187,220,000
                                                                                    =============         =============

     See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------------
                                                                      2000                 1999
                                                                  ------------         ------------

REVENUE:
  Software Licenses                                               $ 23,817,000         $ 20,991,000
  Software Maintenance and Services                                 15,530,000            9,662,000
                                                                  ------------         ------------

     Total Revenue                                                  39,347,000           30,653,000
                                                                  ------------         ------------

COST OF REVENUE:
  Software Licenses                                                  5,104,000            3,534,000
  Software Maintenance and Services                                  5,686,000            3,964,000
                                                                  ------------         ------------

     Total Cost of Revenue                                          10,790,000            7,498,000
                                                                  ------------         ------------

GROSS PROFIT                                                        28,557,000           23,155,000

OPERATING EXPENSE:
  Research and Development                                           4,499,000            4,831,000
  Selling, General and Administrative                               18,424,000           17,645,000
  Amortization of Goodwill and Other Intangibles                     2,675,000            1,121,000
  Restructuring Charges                                                      -            5,897,000
                                                                  ------------         ------------


OPERATING INCOME (LOSS)                                              2,959,000           (6,339,000)

OTHER EXPENSE (INCOME):
  Interest Expense                                                   1,695,000            1,345,000
  Other Expense (Income), Net                                         (272,000)             169,000
                                                                  ------------         ------------

     Total Other Expense (Income), Net                               1,423,000            1,514,000
                                                                  ------------         ------------

INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                                         1,536,000           (7,853,000)

Provision (Benefit) for Income Taxes                                   538,000           (2,434,000)
                                                                  ------------         ------------

NET INCOME (LOSS)                                                 $    998,000         $ (5,419,000)
                                                                  ============         ============

  BASIC EARNINGS (LOSS) PER SHARE                                 $       0.07         $      (0.39)
                                                                  ============         ============

  DILUTED EARNINGS (LOSS) PER SHARE                               $       0.07         $      (0.39)
                                                                  ============         ============


  BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING                         13,905,000           13,770,000
                                                                  ============         ============

  DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING                       15,158,000           13,770,000
                                                                  ============         ============

     See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                 ---------------------------------
                                                                                                    2000                   1999
                                                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                                             $    998,000         $ (5,419,000)
   Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
      Depreciation and Amortization of Property and Equipment                                         972,000            1,226,000
      Amortization of Capitalized Software Costs                                                    2,593,000            1,950,000
      Amortization of Goodwill and Other Intangibles                                                2,675,000            1,122,000
      Amortization of Premiums and Discounts                                                           92,000               30,000
      Loss on Disposal of Property and Equipment                                                        1,000                8,000
      Changes in Assets and Liabilities:
         Trade Accounts Receivable, Net                                                           (11,385,000)           5,560,000
         Deferred Tax Charges                                                                         (65,000)            (130,000)
         Other Current Assets                                                                         413,000             (401,000)
         Accounts Payable                                                                             (46,000)          (1,340,000)
         Deferred Revenue                                                                          14,350,000           12,246,000
         Compensation and Related Expenses                                                           (425,000)             363,000
         Restructuring Reserve                                                                       (604,000)           4,952,000
         Other Current Liabilities                                                                 (4,630,000)          (5,408,000)
         Deferred Income Taxes                                                                              -           (1,788,000)
                                                                                                 ------------         ------------

             Net Cash Provided By Operating Activities                                              4,939,000           12,971,000
                                                                                                 ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Securities Available-for-Sale                                                           (5,000)          (2,118,000)
   Sale of Securities Available-for-Sale                                                                    -            3,120,000
   Acquisition of Property and Equipment                                                           (1,263,000)            (487,000)
   Purchase of Software                                                                              (201,000)            (400,000)
   Capitalized Internal Software Development Costs                                                 (2,847,000)          (1,709,000)
   Change in Other Assets                                                                             972,000               26,000
   Other                                                                                               10,000                6,000
                                                                                                 ------------         ------------

             Net Cash Used In Investing Activities                                                 (3,334,000)          (1,562,000)
                                                                                                 ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of Note Payable                                                                        (800,000)                   -
   Issuance of Common Stock                                                                         1,574,000              350,000
   Issuance of Common Stock Warrants                                                                        -              148,000
                                                                                                 ------------         ------------

             Net Cash Provided By Financing Activities                                                774,000              498,000
                                                                                                 ------------         ------------

TRANSLATION ADJUSTMENT                                                                               (955,000)          (2,295,000)
                                                                                                 ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           1,424,000            9,612,000
Cash and Cash Equivalents at Beginning of Period                                                   21,735,000           10,822,000
                                                                                                 ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 23,159,000         $ 20,434,000
                                                                                                 ============         ============


     See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - ACCOUNTING CHANGES

         EARLY ADOPTION OF SOP 98-9 - In the fourth quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9, "MODIFICATION OF SOP 97-2 - SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS", which retained the restrictive definition of what qualified for vendor specific objective evidence ("VSOE") of fair value for allocating a contract fee among the various elements of an arrangement. VSOE must be known for all undelivered elements of an arrangement, such as post-sales customer support ("PCS"). As permitted, the Company adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable and prepaid lease agreements is recognized monthly over the term of the agreement, since the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS element of the arrangements is not available. Because SOP 98-9 does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition was not fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. These quarters do not reflect revenue recorded prior to October 1, 1998 that would have been recorded in these periods under SOP 98-9. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133", which is required to be adopted in all fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 3 - BUSINESS ACQUISITIONS

         During 1999, the Company acquired the following companies: MARC Analysis Research Corporation ("MARC") - June 1999; Universal Analytics Inc. ("UAI") - June 1999; and Computerized Structural Analysis and Research Corporation ("CSAR") - November 1999.

         The following summarized unaudited pro forma consolidated results of operations reflects the effect of the MARC acquisition as if it had occurred on January 1, 1999. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of January 1, 1999 and should not be construed as representative of future operations.


                                                                                                THREE MONTHS ENDED
                                                                                                  MARCH 31, 1999
                                                                                                ------------------
               Revenue                                                                               $ 35,619,000
               Operating Expense                                                                     $ 42,375,000
               Net Loss                                                                              $ (6,312,000)
               Basic Loss Per Share                                                                  $      (0.46)
               Diluted Loss Per Share                                                                $      (0.46)

         The pro forma effects of the UAI and CSAR acquisitions, as if they had occurred on January 1, 1999, are immaterial to the consolidated financial statements presented herein.

NOTE 4 - CAPITALIZED SOFTWARE COSTS

         The components of capitalized software costs, as they affected operating income, are as follows:


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------------
                                                                                         2000                   1999
                                                                                      ------------           ------------
                                                                                                 (UNAUDITED)
                  Capitalized Internal Software Development Costs                     $ (2,847,000)          $ (1,709,000)
                  Amortization of Capitalized Software Costs                             2,593,000              1,950,000
                                                                                      ------------           ------------

                                                                                      $   (254,000)          $    241,000
                                                                                      ============           ============

         Amortization expense associated with capitalized software costs is reported in cost of license revenue, and capitalized software costs, net of reserves, is reported as a reduction of research and development expense.

         The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No such losses were recorded in the first quarter of 2000 or 1999.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 5 - RESTRUCTURING RESERVE

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

         As of March 31, 2000, the restructuring liability was $2,271,000. During the three months ended March 31, 2000, cash outlays related to the restructuring liability were $604,000. The remaining outlays are anticipated to be paid by the end of 2000, excluding certain lease commitments that may continue into 2001.

         The following is the activity in the restructuring reserve for the periods indicated:


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                    ---------------------------------
                                                                                       2000                   1999
                                                                                    -----------            ----------
                                                                                             (UNAUDITED)
                  Balance at Beginning of Period                                    $ 2,875,000            $  695,000

                      Charges to Expense                                                      -             5,897,000
                      Amounts Paid                                                     (604,000)             (945,000)
                                                                                    -----------            ----------

                  Balance at End of Period                                          $ 2,271,000            $5,647,000
                                                                                    ===========            ==========

NOTE 6 - OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows:


                                                                                   MARCH 31,             DECEMBER 31,
                                                                                     2000                    1999
                                                                                 ------------            ------------
                                                                                  (UNAUDITED)

                  Income Taxes Payable                                            $ 3,331,000             $ 2,891,000
                  Sales Taxes Payable                                               1,406,000               3,144,000
                  Royalties Payable                                                 1,130,000                 747,000
                  Commissions Payable                                                 685,000                 798,000
                  Contributions to Profit Sharing Plan                                602,000               2,031,000
                  Interest Payable                                                    582,000               2,092,000
                  Other Accrued Liabilities                                         4,153,000               4,816,000
                                                                                 ------------            ------------

                      Total Other Current Liabilities                            $ 11,889,000            $ 16,519,000
                                                                                 ============            ============

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 7 - EARNINGS PER SHARE

         The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                         --------------------------------------
                                                                                             2000                     1999
                                                                                         ------------             -------------
                                                                                                       (UNAUDITED)
    NUMERATOR:
       Numerator for Basic Earnings (Loss) Per Share - Net Income (Loss)                  $   998,000             $  (5,419,000)

       Effect of Dilutive Securities - Interest on 7-7/8% Convertible
          Subordinated Debentures, Net of Tax                                                       - (1)                     - (1)
                                                                                         ------------             -------------

       Numerator for Diluted Earnings (Loss) Per Share                                   $    998,000             $  (5,419,000)
                                                                                         ============             =============


    DENOMINATOR:
       Denominator for Basic Earnings (Loss) Per Share -
          Weighted-Average Shares Outstanding                                              13,905,000                13,770,000

       Effect of Dilutive Securities:
          Employee Stock Options                                                            1,070,000                         - (1)
          Common Stock Warrants                                                               183,000                         - (1)
          7-7/8% Convertible Subordinated Debentures                                                - (1)                     - (1)
                                                                                         ------------             -------------
             Dilutive Potential Common Shares                                               1,253,000                         -
                                                                                         ------------             -------------

       Denominator for Diluted Earnings (Loss) Per Share - Adjusted
          Weighted-Average Shares and Assumed Conversions                                  15,158,000                13,770,000
                                                                                         ============             =============

    BASIC EARNINGS (LOSS) PER SHARE                                                       $      0.07               $     (0.39)
                                                                                         ============             =============

    DILUTED EARNINGS (LOSS) PER SHARE                                                     $      0.07               $     (0.39)
                                                                                         ============             =============

     (1) ANTI-DILUTIVE OPTIONS, WARRANTS AND DEBENTURES ARE EXCLUDED FROM THE CALCULATION OF DILUTED EARNINGS (LOSS) PER SHARE FOR THE PERIODS INDICATED.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 8 - SEGMENT INFORMATION

         The Company operates in a single reportable segment. International Operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes the revenues of the Company's operations by geographic location:


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                    ------------------------------------
                                                                                       2000                    1999
                                                                                    ------------            ------------
                                                                                                 (UNAUDITED)
                         Revenues:
                             The Americas    (1)                                    $ 17,226,000            $ 15,736,000
                             Europe                                                   11,514,000               8,778,000
                             Asia-Pacific                                             10,607,000               6,139,000
                                                                                    ------------            ------------

                                Total Revenue                                       $ 39,347,000            $ 30,653,000
                                                                                    ============            ============


                         (1)    SUBSTANTIALLY THE UNITED STATES

         The following table summarizes the identifiable assets of the Company's operations by geographic location:


                                                                                      MARCH 31,              DECEMBER 31,
                                                                                        2000                     1999
                                                                                    -------------            -------------
                                                                                     (UNAUDITED)
                         Identifiable Assets:
                             The Americas    (1)                                    $ 151,824,000            $ 141,890,000
                             Europe                                                    28,881,000               27,638,000
                             Asia-Pacific                                              16,085,000               17,692,000
                                                                                    -------------            -------------

                                Total Identifiable Assets                           $ 196,790,000            $ 187,220,000
                                                                                    =============            =============

                         (1)    SUBSTANTIALLY THE UNITED STATES

         The net assets of the Company's foreign subsidiaries (excluding intercompany items) totaled $21,638,000 and $22,725,000 as of March 31, 2000 and December 31, 1999, respectively. Long-lived assets included in these amounts were $4,593,000 and $5,709,000 as of March 31, 2000 and December 31, 1999,
respectively.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) are as follows:


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                          --------------------------------
                                                                                            2000                  1999
                                                                                          ----------          ------------
                                                                                                    (UNAUDITED)
                  Net Income (Loss)                                                       $  998,000          $ (5,419,000)

                  Change in:
                      Accumulated Translation Adjustment                                    (955,000)           (2,295,000)
                      Unrealized Gain on Securities Available for Sale                        16,000                 6,000
                                                                                          ----------          ------------

                          Comprehensive Income (Loss)                                     $   59,000          $ (7,708,000)
                                                                                          ==========          ============


         The Company does not provide any deferred tax benefit for translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future and the amount of tax associated with the unrealized gain was immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS

         BUSINESS ACQUISITIONS

         During 1999, MSC acquired the following companies: MARC Analysis Research Corporation ("MARC") - June 1999; Universal Analytics Inc. ("UAI") - June 1999; and Computerized Structural Analysis and Research Corporation ("CSAR") - November 1999.

         ENGINEERING-E.COM

         MSC is concentrating on becoming more Internet focused by continuing to make its products Web-enabled and through the launch of a new division and web portal, Engineering-e.com. This division leverages the core strengths, competencies and infrastructure of MSC to create the engineers' marketplace on the web.

         MSC.VISUALNASTRAN

         In March 2000, MSC announced the creation of MSC.VISUALNASTRAN, which is now the overall name for all of MSC's software. The new name serves several functions: (1) it leverages the "Nastran" name; (2) it unifies MSC's current set of software into one integrated, scalable family of software to address simulation needs in several markets; (3) it finalizes the integration of Knowledge Revolution and MARC software products into MSC's product line; and (4) it provides a framework for the future direction of our software products.

         We anticipate several benefits from this: (1) a logical structure that shows where all of our software fits and how they interrelate in function, intended market, and pricing; (2) removing the confusion that currently exists when discussing our products; (3) leveraging promotional efforts for all software from all divisions; and (4) MSC will be able to define a pricing structure that allows customers to move easily between our product families and find the right price/functionality point.

         There are four product families within MSC.visualNastran:

         - VISUALNASTRAN ENTERPRISE: Software for dedicated analysts at major manufacturers to simulate a wide variety of mechanical conditions. This family includes Mechanical Solutions' core products (Nastran, Patran, Marc, Dytran, Mvision, and Fatigue) as well as the automotive and aerospace vertical applications. This software links to other enterprise software such as CAD, PDM, test software, and other CAE software.

         - VISUALNASTRAN PROFESSIONAL: Software for multi-disciplinary engineers at large or small companies that perform simulation on occasion, though this is not their primary task. This family includes our new Ultima product, MSC.Nastran for Windows, and new integrated products whose functionality and ease of use will be targeted to these engineers.

         - VISUALNASTRAN DESKTOP: Software for design engineers at large or small companies who need to verify design concepts. This family includes the current Working Knowledge products and will also include others to be defined.

         - E.VISUALNASTRAN: Software from the other three families that runs across the web in an Internet Application Services Provider model that is similar to data centers.

         The MSC.visualNastran framework provides a structure for positioning all of our software, current and future. There will be some overlap in capabilities and price, and other families may be defined later.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

         NET INCOME (LOSS) - Consolidated net income was $998,000, or $0.07 per diluted share, in 2000 compared to a net loss of ($5,419,000), or ($0.39) per diluted share, in 1999.

         REVENUE - MSC reported revenue of $39,347,000 in 2000 compared to revenue of $30,653,000 in 1999, an increase of $8,694,000, or 28%. The acquisitions of MARC, UAI and CSAR accounted for an increase in revenues of $4,202,000, or 14%, during the period. These acquisitions were all accounted for under the purchase method of accounting, so there was no corresponding revenue in 1999. Software license revenue and maintenance fees account for 92% and 94% of total reported revenue for 2000 and 1999, respectively, with service revenue making up the difference. For 2000 and 1999, approximately 72% and 74%, respectively, of MSC's software license revenue and maintenance fees is derived from annual renewable leases and recurring maintenance fees, with the remaining 28% and 26%, respectively, related to paid-up licenses. Non-recurring revenues, which are unaffected by the adoption of SOP 98-9, decreased $689,000, including: paid-up license revenue, which decreased $1,185,000; consulting services revenue, which increased $671,000; embedded technology license revenue, which decreased $285,000; and other software services revenue, which increased $110,000. Revenue for 2000 from the acquisitions of MARC, UAI and CSAR includes paid-up license revenue of $1,003,000. MSC anticipates the same percentage of revenue derived from paid-up licenses from MARC, UAI and CSAR for the remainder of 2000.

         As permitted, MSC adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, as compared to only deferring the fee related to maintenance for licenses sold before October 1, 1998. Due to the adoption of SOP 98-9, it is difficult to make comparisons of revenues between the first quarters of 2000 and 1999. Revenue as reported in the first quarter of 1999 was adversely affected by the change in MSC's revenue recognition policy.

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

         The following table illustrates revenue by geographic region and the related growth rates between 2000 and 1999 in functional currencies as reported utilizing the current revenue recognition policy adopted on October 1, 1998 for 2000 and estimated for 1999 as if the policy had been adopted on October 1, 1997:


                                                                                      GROWTH RATE
                                                                        ----------------------------------------
                                             THREE MONTHS                THREE MONTHS ENDED MARCH 31, 2000 VS.
                                                ENDED                      THREE MONTHS ENDED MARCH 31, 1999
                                            MARCH 31, 2000              ----------------------------------------
                                            --------------                                       IF SOP 98-9 HAD
                                             PERCENTAGE OF                                       BEEN ADOPTED ON
                                             TOTAL REVENUE              AS REPORTED              OCTOBER 1, 1997
                                            --------------              -----------              ---------------
            The Americas                          44%                        9%                        (10%)
            Europe                                29%                       31%                         11%
            Asia-Pacific                          27%                       73%                         66%

                Total                            100%                       28%                         12%

         The increase in reported revenues for all regions was due to increases from core business revenue and from the acquisitions of MARC, UAI and CSAR. These acquisitions accounted for revenue increases in The Americas of $926,000, or 5%, in Europe of $1,176,000, or 13%, and in Asia-Pacific of $2,100,000, or 34%.

         Revenue growth in 2000 was also impacted from unfavorable foreign currency translation rates for the German Deutsche Mark and favorable foreign currency translation rates for the Japanese Yen. Revenue in the current year would have been approximately $40,399,000 if translated using the prior year's foreign currency translation rates. MSC's international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, MSC is exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the German Deutsche Mark. The following table details the effect of the currency rate changes on revenue for 2000 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1999 and 2000 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in future periods.


                                                       2000                       2000                     2000 USING
                                                    USING 1999                  USING 2000               1999/2000 TREND
                                                   EXCHANGE RATES             EXCHANGE RATES              EXCHANGE RATE
                                                   --------------             --------------             ---------------
           Revenues:
               The Americas                          $ 17,226,000               $ 17,226,000                $ 17,226,000
               Europe                                  13,238,000                 11,514,000                   9,790,000
               Asia-Pacific        (1)                  9,935,000                 10,607,000                  11,410,000
                                                   --------------             --------------             ---------------

                 Total Revenue                       $ 40,399,000               $ 39,347,000                $ 38,426,000
                                                   ==============              =============             ===============

          Exchange Rates:
              $ / DM                                  0.5804                     0.5048                      0.4292
              Yen / $                                 116.35                     106.87                       97.39

         (1)      INCLUDES REVENUE DENOMINATED IN UNITED STATES DOLLARS OF
                  $2,358,000.

         COST OF REVENUE - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Research and development expense is reported net of the amount capitalized.

         Cost of revenue - software licenses ("COS-LIC") was $5,104,000, or 21% of license revenues, for 2000 compared to $3,534,000, or 17% of license revenues, for the prior year. COS-LIC for 2000 and 1999 includes software amortization of $2,593,000 and $1,950,000, respectively. COS-LIC, excluding amortization of capitalized software costs, was $2,511,000, or 11% of license revenues, for 2000, compared to $1,584,000, or 8% of license revenues, for the prior year. This percent increase was primarily due to: (1) a $509,000 increase in royalty expense, or 2% of license revenues, which was primarily due to MARC royalties; and (2) a $238,000 increase in third party commissions, or 1% of license revenues, due to an increased usage of agent resellers in the Asia-Pacific region.

         Royalty expense is paid to third parties under various agreements. MSC does not consider any royalty expense related to individual agreements to be material.

         Cost of revenue - maintenance and services ("COS-MS") was $5,686,000, or 37% of maintenance and services revenues, for 2000 compared to $3,964,000, or 41% of maintenance and services revenues, for the prior year. This percent decrease was primarily due to: (1) a $885,000 increase in the cost of technical support services, or 3% of maintenance and services revenues; and (2) a $516,000 increase in consulting project costs, or 1% of maintenance and services revenues.

         GROSS PROFIT - Gross profit, which is total revenue less cost of revenue, was $28,557,000, or 73% of total revenue, for 2000, an increase of $5,402,000, as compared to a gross profit of $23,155,000, or 76% of total revenue, for 1999. This percent decrease was due to the percent increase in COS-LIC, offset by the increased revenues from the MARC, UAI and CSAR acquisitions and the percent decrease of COS-MS.

         OPERATING EXPENSES - Operating expenses, other than cost of revenue, were $25,598,000 for 2000 compared to $29,494,000 for the prior year, a decrease of $3,896,000, or 13%. Operating expenses for 1999 include a restructuring charge of $5,897,000. Without this charge in 1999, operating expenses would have totaled $23,597,000 for 1999 compared to $25,598,000 for 2000, an increase of $2,001,000, or 9%. This increase resulted primarily from additional development and selling costs from the acquisitions of MARC and UAI, and the creation of Engineering-e.com, in the second quarter of 1999, and the acquisition of CSAR.

         RESEARCH AND DEVELOPMENT - Research and development expense for 2000 was $4,499,000 compared to $4,831,000 for 1999, a decrease of $332,000, or
7%. The decrease is due to a $807,000 increase in the total gross investment in research and development activities and an increase of $1,138,000 in the amount of research and development expenditures capitalized under SFAS No. 86.

         The total gross investment in research and development activities for 2000 was $7,347,000, or 19% of total revenue, compared to $6,540,000, or 21% of total revenue, for the prior year. This increase resulted primarily from additional development costs from the acquisitions of MARC, UAI and CSAR.

         Capitalized software development costs were $2,847,000 for 2000 compared to $1,709,000 for the prior year, an increase of $1,138,000, or 67%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. MSC's product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expense was $18,424,000, or 47% of total revenue, for 2000 compared to $17,645,000, or 58% of total revenue, for 1999, an increase of $779,000, or 4%. This increase resulted primarily from additional selling costs from the acquisitions of MARC, UAI and CSAR.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES - Amortization of goodwill and other intangibles was $2,675,000 for 2000 compared to $1,121,000 for 1999, an increase of $1,554,000. The increase was due to the acquisitions of MARC, UAI and CSAR. The amount of amortization of goodwill and other intangibles in 2000 is expected to continue at the same level as the first quarter of 2000, excluding the impact of any new acquisitions.

         As with revenue, MSC's expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on total operating expense for the first quarter of 2000 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1999 and 2000 and is used to illustrate the risk of foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.


                                                        2000                        2000                    2000 USING
                                                     USING 1999                  USING 2000               1999/2000 TREND
                                                   EXCHANGE RATES              EXCHANGE RATES              EXCHANGE RATE
                                                   --------------              --------------             ---------------
           Total Operating Expense:
               The Americas                          $ 25,837,000                  25,837,000                $ 25,837,000
               Europe                                   7,101,000                   6,176,000                   5,251,000
               Asia-Pacific                             4,019,000                   4,375,000                   4,801,000
                                                   --------------              --------------             ---------------

                 Total Operating Expense             $ 36,957,000                $ 36,388,000                $ 35,889,000
                                                   ==============               =============             ===============

          Exchange Rates:
              $ / DM                                  0.5804                     0.5048                      0.4292
              Yen / $                                 116.35                     106.87                       97.39

         OPERATING INCOME (LOSS) - Operating income was $2,959,000 for 2000 compared to an operating loss of $6,339,000 for 1999, an increase of $9,298,000. Operating income (loss) for 2000 and 1999 includes the effects of MSC's adoption of SOP 98-9 in the fourth quarter of 1998 and restructuring charges, in addition to ongoing operating costs of acquired companies necessary for the operation of the business.

         OTHER EXPENSE (INCOME) - Total other expense was $1,423,000 for 2000 compared to $1,514,000 for 1999, a decrease of $91,000. This increase was primarily due to an increase in interest expense and a decrease in investment income, offset by a decrease in currency losses. Interest expense was $1,695,000 for 2000 compared to $1,345,000 for the prior year, an increase of $350,000, or 26%. The increase in interest expense is attributable to increased debt levels as a result of acquisitions.

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

         Other expense (income) was income of $272,000 for 2000 compared to expense of $169,000 for 1999, a decrease of $441,000. The decrease is primarily attributable to a decrease in foreign currency exchange losses, offset by a decrease in interest and investment income. Other expense (income) also includes gains and losses on property and equipment and other non-operating income or expense. MSC anticipates that interest and investment income will continue to be lower in 2000 from the early 1999 levels as a result of the decrease in its cash balances following the acquisitions of MARC, UAI and CSAR.

         PROVISION (BENEFIT) FOR INCOME TAXES - The effective tax rate for 2000 was a provision of 35% compared to a benefit of 31% in the same period of the prior year. The rate in 2000 was higher than historical rates due primarily to certain non-deductible charges from MSC's acquisitions during 1999, including goodwill and acquired in-process technology.

OPERATING PATTERN

         The change in year-end to December 31 and the adoption of SOP 98-9 in the fourth quarter of 1998 both have a significant effect on the operating pattern of MSC. The month of January has historically been the largest revenue month of the year with the highest volume of renewals.

         Under SOP 98-9, MSC is recognizing its software lease revenue on a monthly basis over the term of the licenses. This change will reduce the volatility of the revenue stream for MSC's interim accounting periods. In addition, because the SOP does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition will not be fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

         MSC anticipates that revenue for the remainder of 2000 will also be affected by having a full-year of operations from the acquisitions of MARC, UAI and CSAR.

LIQUIDITY AND CAPITAL RESOURCES

         In the past, working capital needed to finance MSC's operations has been provided by cash on hand and from cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. MSC may engage in additional financing methods that it believes are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $4,939,000 and $12,971,000 for the three months ended March 31, 2000 and 1999, respectively. MSC's working capital (current assets minus current liabilities) at March 31, 2000 was $15,477,000 compared to $11,656,000 at December 31, 1999, an increase of $3,821,000.

         During 2000, cash outlays related to the restructuring liability were $604,000. The remaining outlays are anticipated to be paid by the end of 2000, excluding certain lease commitments that may continue into 2001.

         In August 1999, MSC entered into a Loan and Security Agreement ("Loan Agreement") with a bank (the "Bank"). This credit facility includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. As of March 31, 2000, the amount available under the line of credit, based on the defined borrowing base, was approximately $12,000,000. The term of the revolving portion of the Loan Agreement expires May 31, 2001. As of March 31, 2000, there was no balance outstanding on the line of credit and there were no borrowings from the line of credit during 1999 or 2000. On November 4, 1999, MSC borrowed $8,000,000 in connection with the acquisition of CSAR. The term of the loan is two years and requires monthly principal payments of $267,000. As of March 31, 2000, the balance on the loan was $6,933,000. All borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points. Borrowings under the Loan Agreement are secured by nearly all of Company's goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of March 31, 2000, MSC is in compliance with all covenants.

         MSC issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA Engineering in 1994. An additional $2,000,000 principal amount of convertible subordinated debentures was issued, at a discount, in June 1999 in connection with the MARC acquisition. The debentures bear interest at 7-7/8% with interest payments due semi-annually on March 15 and September 15. The conversion feature permits the holder to convert the debentures into shares of MSC's common stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at MSC's option at any time after August 18, 1997 upon payment of a premium. At March 31, 2000, the balance of the convertible subordinated debentures, excluding unamortized discount of $254,000, was $58,556,000.

         MSC also issued subordinated notes payable in June 1999, in connection with the MARC acquisition, in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The estimated interest payment to be paid in July 2000 is $577,000. $3,236,000 of the notes payable are due in June 2001 and the remaining $11,000,000 is due by June 2009.

         Management expects to continue to invest a substantial portion of MSC's revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During 2000 and 1999, MSC expended a total of $7,347,000 and $6,540,000, respectively, on development efforts, of which $2,847,000 and $1,709,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

         During 2000 and 1999, MSC acquired $1,263,000 and $487,000, respectively, of new property and equipment. Capital expenditures included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. MSC's capital expenditures vary from year to year, as required by business needs. MSC intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in 2000 and 2001 to be consistent with those for 1999.

         MSC does not plan to pay dividends in the foreseeable future. In addition, MSC's Loan Agreement with its principal bank contains restrictions on the payment of dividends.

IMPACT OF YEAR 2000

         In prior quarters, MSC discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, MSC completed its remediation and testing of systems. As a result of those planning and implementation efforts, MSC experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The amount of money MSC expended in 1999 in connection with remediating its systems was not material. MSC is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. MSC will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

         Subsequent written and oral forward-looking statements attributable to MSC or persons acting on its behalf are hereby expressly qualified in their entirety by the cautionary statements in this section of this report and by the discussion of "Risk Factors" in MSC's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         MSC is exposed to the impact of foreign currency fluctuations and interest rate changes. MSC has not experienced a material change in these market risk areas from the end of the preceding fiscal year.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)      27.1        Financial Data Schedule for the Three Months Ended
                           March 31, 2000

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MSC.SOFTWARE CORPORATION
                                                 (REGISTRANT)




                             By:           /s/ LOUIS A. GRECO
                                ----------------------------------------------
Date:   March 15, 2000           Louis A. Greco - Chief Financial Officer
      ------------------        (MR. GRECO IS THE PRINCIPAL FINANCIAL AND
                            ACCOUNTING OFFICER AND HAS BEEN DULY AUTHORIZED TO
                                     SIGN ON BEHALF OF THE REGISTRANT)