Form 10-Q
period 2000-06-30
MSC SOFTWARE CORP
filed 2000-08-14
CIK 717238

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED JUNE 30, 2000


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From __________________ To __________________

                          COMMISSION FILE NUMBER 1-8722


                            MSC.SOFTWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                 95-2239450
------------------------------------    --------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)

          815 COLORADO BOULEVARD
         LOS ANGELES, CALIFORNIA                         90041
--------------------------------------------        -----------------
 (Address of Principal Executive Offices)              (Zip Code)

                               (323) 258-9111
           ---------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         As of August 1, 2000, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 14,069,853.

===============================================================================

                            MSC.SOFTWARE CORPORATION

                               INDEX TO FORM 10-Q

                                  JUNE 30, 2000

                                                                                                            PAGE
                                                                                                            ----
PART I.    FINANCIAL INFORMATION
      Item 1.       Financial Statements

                       Consolidated Balance Sheets
                           June 30, 2000 (Unaudited) and December 31, 1999                                    3

                       Consolidated Statements of Operations (Unaudited)
                           Three and Six Months Ended June 30, 2000 and 1999                                  4

                       Consolidated Statements of Cash Flows (Unaudited)
                           Six Months Ended June 30, 2000 and 1999                                            5

                       Notes to Unaudited Consolidated Financial Statements                                   6

      Item 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                    13

      Item 3.       Quantitative and Qualitative Disclosures About Market Risk                               25


PART II.    OTHER INFORMATION

      Item 4.       Submission of Matters to a Vote of Security Holders                                      26

      Item 6.       Exhibits and Reports on Form 8-K                                                         27


                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     2000              1999
                                                                                  -----------         ---------
                                                                                (Unaudited)
                                       ASSETS

    Current Assets:
       Cash and Cash Equivalents                                                 $ 30,783,000       $ 21,735,000
       Trade Accounts Receivable, Net                                              38,208,000         37,995,000
       Deferred Tax Charges                                                        15,368,000         15,282,000
       Other Current Assets                                                        12,162,000          7,477,000
                                                                                 ------------       ------------

          Total Current Assets                                                     96,521,000         82,489,000

    Property and Equipment, Net                                                    10,818,000          8,585,000
    Capitalized Software Costs, Net                                                21,414,000         20,117,000
    Goodwill, Net                                                                  35,090,000         36,746,000
    Other Intangible Assets, Net                                                   32,804,000         35,534,000
    Other Assets                                                                    2,993,000          3,749,000
                                                                                 ------------       ------------

                 TOTAL ASSETS                                                    $199,640,000       $187,220,000
                                                                                 ============       ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                                          $  4,497,000       $  4,692,000
       Current Portion of Note Payable                                              3,200,000          3,200,000
       Deferred Revenue                                                            45,246,000         34,013,000
       Compensation and Related Expenses                                            9,465,000          9,534,000
       Restructuring Reserve                                                        1,873,000          2,875,000
       Other Current Liabilities                                                   16,180,000         16,519,000
                                                                                 ------------       ------------

          Total Current Liabilities                                                80,461,000         70,833,000
                                                                                 ------------       ------------

    Deferred Income Taxes                                                          16,957,000         16,957,000
    Note Payable, Less Current Portion                                              2,933,000          4,533,000
    Convertible Subordinated Debentures, Net                                       58,316,000         58,287,000
    Subordinated Notes Payable, Net                                                11,957,000         11,804,000

    Commitments and Contingencies

    Shareholders' Equity:
       Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized;
          No Shares Outstanding                                                             -                  -
       Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized;
          14,061,553 and 13,841,624 Issued and Outstanding at
          June 30, 2000 and December 31, 1999, Respectively                        34,190,000         32,451,000
       Common Stock Warrants                                                        4,428,000          4,428,000
       Accumulated Deficit                                                         (3,292,000)        (6,307,000)
       Accumulated Other Comprehensive Loss                                        (5,970,000)        (5,426,000)
       Treasury Stock, At Cost (49,000 and 49,000 Shares at June 30,
          2000 and December 31, 1999, Respectively)                                  (340,000)          (340,000)
                                                                                 ------------       ------------
             Total Shareholders' Equity                                            29,016,000         24,806,000
                                                                                 ------------       ------------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $199,640,000       $187,220,000
                                                                                 ============       ============

     See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                    JUNE 30,                                JUNE 30,
                                                      ----------------------------------       ---------------------------------
                                                           2000                1999                 2000                 1999
                                                      --------------      -------------        ----------------     ------------
    REVENUE:
      Software Licenses                               $   25,941,000      $   22,748,000       $     49,758,000     $ 43,739,000
      Software Maintenance and Services                   17,500,000          10,694,000             33,030,000       20,356,000
                                                      --------------      --------------       ----------------     ------------
         Total Revenue                                    43,441,000          33,442,000             82,788,000       64,095,000
                                                      --------------      --------------       ----------------     ------------
    COST OF REVENUE:
      Software Licenses                                    5,348,000           6,438,000             10,729,000        9,972,000
      Software Maintenance and Services                    5,377,000           4,713,000             11,063,000        8,677,000
                                                      --------------      --------------       ----------------     ------------
         Total Cost of Revenue                            10,725,000          11,151,000             21,792,000       18,649,000
                                                      --------------      --------------       ----------------     ------------
    GROSS PROFIT                                          32,716,000          22,291,000             60,996,000       45,446,000
                                                      --------------      --------------       ----------------     ------------
    OPERATING EXPENSE:
      Research and Development                             4,721,000           4,605,000              8,943,000        9,436,000
      Selling, General and Administrative                 19,977,000          16,228,000             38,401,000       33,873,000
      Amortization of Goodwill and Other
         Intangibles                                       2,721,000           1,244,000              5,396,000        2,365,000
      Restructuring Charges (Income)                               -            (400,000)                     -        5,497,000
      Write-Off of Acquired In-Process Technology                  -           4,067,000                      -        4,067,000
                                                      --------------      --------------       ----------------     ------------
          Total Operating Expense                         27,419,000          25,744,000             52,740,000       55,238,000
                                                      --------------      --------------       ----------------     ------------
    OPERATING INCOME (LOSS)                                5,297,000          (3,453,000)             8,256,000       (9,792,000)
                                                      --------------      --------------       ----------------     ------------
    OTHER EXPENSE (INCOME):
      Interest Expense                                     1,676,000           1,257,000              3,371,000        2,602,000
      Gain on Sale of Investment                                   -         (10,773,000)                     -      (10,773,000)
      Other Expense (Income), Net                            207,000            (422,000)               (65,000)        (253,000)
                                                      --------------      --------------       ----------------     ------------
         Total Other Expense (Income), Net                 1,883,000          (9,938,000)             3,306,000       (8,424,000)
                                                      --------------      --------------       ----------------     ------------
    INCOME (LOSS) BEFORE PROVISION
      FOR INCOME TAXES                                     3,414,000           6,485,000              4,950,000       (1,368,000)
    Provision for Income Taxes                             1,397,000           3,205,000              1,935,000          771,000
                                                      --------------      --------------       ----------------     ------------
    NET INCOME (LOSS)                                 $    2,017,000      $    3,280,000       $      3,015,000     $ (2,139,000)
                                                      ==============      ==============       ================     ============

    BASIC EARNINGS (LOSS) PER SHARE                   $         0.14      $         0.24       $           0.22     $      (0.16)
                                                      ==============      ==============       ================     ============
    DILUTED EARNINGS (LOSS) PER SHARE                 $          0.1      $         0.23       $           0.21     $      (0.16)
                                                      ==============      ==============       ================     ============
    BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING             14,008,000          13,770,000             13,944,000       13,770,000
                                                      ==============      ==============       ================     ============
    DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING           14,564,000          17,643,000             14,586,000       13,770,000
                                                      ==============      ==============       ================     ============

       See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                                   -----------------------------
                                                                                                      2000              1999
                                                                                                   -----------       ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                                                           $  3,015,000      $ (2,139,000)
       Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
          Depreciation and Amortization of Property and Equipment                                     1,983,000         2,333,000
          Amortization of Capitalized Software Costs                                                  5,352,000         4,229,000
          Impairment of Capitalized Software Costs                                                            -         1,500,000
          Amortization of Goodwill and Other Intangibles                                              5,395,000         2,365,000
          Write-Off of Acquired In-Process Technology                                                         -         4,067,000
          Amortization of Premiums and Discounts                                                        182,000           148,000
          Gain on Disposal of Property and Equipment                                                    (34,000)           (2,000)
          Gain on Sale of Investment in LMS International                                                     -       (10,733,000)
          Changes in Assets and Liabilities:
             Trade Accounts Receivable, Net                                                            (213,000)       11,725,000
             Deferred Tax Charges                                                                       (86,000)        1,806,000
             Other Current Assets                                                                    (4,680,000)       (2,170,000)
             Accounts Payable                                                                          (195,000)         (657,000)
             Deferred Revenue                                                                        11,233,000         8,276,000
             Compensation and Related Expenses                                                          (69,000)           89,000
             Restructuring Reserve                                                                   (1,002,000)        5,078,000
             Other Current Liabilities                                                                 (339,000)       (4,570,000)
             Deferred Income Taxes                                                                            -         2,411,000
                                                                                                   ------------       -----------
                 Net Cash Provided By Operating Activities                                           20,542,000        23,756,000
                                                                                                   ------------       -----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of Securities Available-for-Sale                                                         (5,000)       (6,650,000)
       Sale of Securities Available-for-Sale                                                                  -        22,411,000
       Acquisition of Property and Equipment                                                         (4,182,000)       (1,010,000)
       Proceeds from Sale of Investment in LMS International                                                  -        12,000,000
       Cash Paid for Businesses Acquired, Net of Cash Received                                                -        (7,647,000)
       Purchase of Software                                                                            (582,000)       (1,099,000)
       Capitalized Internal Software Development Costs                                               (6,067,000)       (3,933,000)
       Change in Other Assets                                                                          (253,000)         (125,000)
                                                                                                   ------------       -----------
                 Net Cash (Used In) Provided By Investing Activities                                (11,089,000)       13,947,000
                                                                                                   ------------       -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Note Payable                                                                     (1,600,000)                -
       Repayment of Line of Credit                                                                            -       (10,800,000)
       Issuance of Common Stock                                                                       1,739,000           323,000
       Issuance of Common Stock Warrants                                                                      -           148,000
       Other                                                                                              1,000             2,000
                                                                                                   ------------       -----------
                 Net Cash Provided By (Used In) Financing Activities                                    140,000       (10,327,000)
                                                                                                   ------------       -----------
    TRANSLATION ADJUSTMENT                                                                             (545,000)       (2,625,000)
                                                                                                   ------------       -----------
    NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         9,048,000        24,751,000
    Cash and Cash Equivalents at Beginning of Period                                                 21,735,000        10,822,000
                                                                                                   ------------       -----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 30,783,000      $ 35,573,000
                                                                                                   ============      ============

    RECONCILIATION OF BUSINESSES ACQUIRED, NET OF CASH RECEIVED:
       Fair Value of Assets Acquired                                                               $          -      $ 49,762,000
       Non-Cash Financing of Purchase Price and Liabilities Assumed:
          Obligation to MARC Shareholders                                                                     -       (18,082,000)
          Issuance of Convertible Subordinated Debentures                                                     -        (1,700,000)
          Issuance of Subordinated Notes Payable                                                              -       (11,715,000)
          Issuance of Common Stock and Common Stock Warrants                                                  -        (3,038,000)
          Liabilities Assumed                                                                                 -        (7,580,000)
                                                                                                   ------------       -----------
             Cash Paid for Businesses Acquired, Net of Cash Received                               $          -       $ 7,647,000
                                                                                                   ============       ===========

        See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of MSC.Software Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which is required to be adopted in all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of SFAS No. 133". Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of these new Statements will have a significant effect on earnings or the financial position of the Company.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 2000


NOTE 2 - ACCOUNTING CHANGES  (Continued)

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides further guidance related to revenue recognition based on interpretations and practices promulgated by the SEC. SAB 101 was to be effective with the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. In June 2000, the SEC issued SAB 101B, "Amendment: Revenue Recognition in Financial Statements", which delays implementation of SAB 101 until the Company's fourth fiscal quarter of 2000. The Company is currently determining the effect, if any, it will have on the financial statements.


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

                                         SIX MONTHS ENDED
                                           JUNE 30, 1999
                                         ----------------
Revenue                                     $ 74,303,000
Operating Expense                           $ 81,531,000
Net Loss                                      $ (240,000)
Basic Loss Per Share                             $ (0.02)
Diluted Loss Per Share                           $ (0.02)


         The pro forma effects of the UAI and CSAR acquisitions, as if they had occurred on January 1, 1999, are immaterial to the consolidated financial statements presented herein.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2000


NOTE 4 - CAPITALIZED SOFTWARE COSTS

         The components of capitalized software costs, as they affected operating income, are as follows:

                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                  JUNE 30,                                JUNE 30,
                                          -------------------------               -------------------------
                                           2000              1999                  2000              1999
                                          -------          --------               --------          -------
                                                 (Unaudited)                              (Unaudited)
Capitalized Internal Software
     Development Costs                  $ (3,220,000)      $ (2,224,000)         $ (6,067,000)     $ (3,933,000)

Amortization of Capitalized
     Software Costs                        2,759,000          2,279,000             5,352,000         4,229,000

Impairment of Capitalized
     Software Costs                                -          1,500,000                     -         1,500,000
                                           -----------      -----------            -----------     ------------

                                          $ (461,000)       $ 1,555,000            $ (715,000)      $ 1,796,000
                                          ===========       ============           ===========      ===========

         Amortization expense associated with capitalized software costs is reported in cost of license revenue, and capitalized internal software development costs, net of reserves, are reported as a reduction of research and development expense.

         The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Accordingly, in the second quarter of 1999, the Company recognized a non-cash pre-tax charge totaling $1,500,000 in cost of license revenue for the write-off of capitalized software costs representing the excess of the carrying amount of a product over its future undiscounted cash flows. No such losses were recorded in 2000.


NOTE 5 - RESTRUCTURING RESERVE

         During February 1999, the Company announced a new organizational structure following a re-evaluation of its business strategy. The reorganization plan provided for a 10% reduction in the Company's worldwide workforce (approximately 75 positions) and the consolidation of 15 field offices. These changes resulted in pre-tax charges of $5,897,000 during the first quarter of 1999. The charges consisted of severance costs of $3,200,000, costs related to facility consolidations of $2,200,000, and other charges of $497,000. The Company continually evaluates the balance of the restructuring reserve based on the remaining estimated amounts to be paid. As a result, during the second quarter of 1999, the Company reduced the restructuring reserve by $400,000.

         In June 1999, as part of the acquisitions of MARC and UAI, the Company recorded $2,566,000 of additional acquisition costs related to the integration of these entities into the Company. In accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination," these costs were included in the purchase price allocations, resulting in additional goodwill. These charges consisted of severance costs of $1,161,000 and costs related to facility consolidations of $1,405,000.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 2000


NOTE 5 - RESTRUCTURING RESERVE  (Continued)

         As of June 30, 2000, the restructuring liability was $1,873,000. During the three months ended June 30, 2000, cash outlays related to the restructuring liability were $398,000. The remaining outlays are anticipated to be paid by the end of 2000, excluding certain lease commitments that may continue into 2001.

         The following is the activity in the restructuring reserve for the periods indicated:



                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      JUNE 30,                                JUNE 30,
                                               -----------------------                 ----------------------
                                               2000              1999                  2000              1999
                                               -----             -----                 -----             ----
                                                      (Unaudited)                             (Unaudited)
Balance at Beginning of Period                $ 2,271,000       $ 5,647,000           $ 2,875,000       $   695,000

     Charges to Expense                                 -                 -                     -         5,897,000
     Reversal of Restructuring Costs                    -          (400,000)                    -          (400,000)
     Acquisition Charges                                -         2,566,000                     -         2,566,000
     Amounts Paid                                (398,000)       (2,040,000)           (1,002,000)       (2,985,000)
                                              -----------       -----------           -----------       -----------

Balance at End of Period                      $ 1,873,000       $ 5,773,000           $ 1,873,000       $ 5,773,000
                                              ===========       ===========           ===========       ===========


NOTE 6 - OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows:


                                                 JUNE 30,             DECEMBER 31,
                                                   2000                   1999
                                                 -----------          ------------
                                                (Unaudited)
Income Taxes Payable                           $   3,036,000          $   2,891,000
Sales Taxes Payable                                2,135,000              3,144,000
Interest Payable                                   2,016,000              2,092,000
Contributions to Profit Sharing Plan               1,170,000              2,031,000
Royalties Payable                                  1,164,000                747,000
Commissions Payable                                  617,000                798,000
Other Accrued Liabilities                          6,042,000              4,816,000
                                                ------------           ------------

     Total Other Current Liabilities            $ 16,180,000           $ 16,519,000
                                                ============           ============

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 2000


NOTE 7 - EARNINGS PER SHARE

         The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                     ---------------------              --------------------
                                                     2000            1999               2000            1999
                                                     -----           -----              -----           ----
                                                          (Unaudited)                        (Unaudited)
NUMERATOR:
   Numerator for Basic Earnings (Loss)
      Per Share - Net Income (Loss)               $ 2,017,000      $ 3,280,000        $ 3,015,000       $ (2,139,000)

   Effect of Dilutive Securities - Interest on
      7-7/8% Convertible Subordinated
      Debentures, Net of Tax                                - (1)      774,000                  - (1)              - (1)
                                                  -----------      -----------        -----------       ------------

   Numerator for Diluted Earnings (Loss)
      Per Share                                   $ 2,017,000      $ 4,054,000        $ 3,015,000       $ (2,139,000)
                                                  ===========      ===========        ===========       ============

DENOMINATOR:
   Denominator for Basic Earnings (Loss)
      Per Share - Weighted-Average
      Shares Outstanding                           14,008,000       13,770,000         13,944,000         13,770,000

   Effect of Dilutive Securities:
      Employee Stock Options, Stock
         Purchase Plan and Common
         Stock Warrants                               556,000           26,000            642,000                  - (1)
      7-7/8% Convertible Subordinated
         Debentures                                         - (1)    3,847,000                  - (1)              - (1)
                                                  -----------      -----------        -----------       ------------

         Dilutive Potential Common
            Shares                                    556,000        3,873,000            642,000                  -
                                                  -----------      -----------        -----------       ------------

   Denominator for Diluted Earnings
      (Loss) Per Share - Adjusted
      Weighted-Average Shares and
      Assumed Conversions                          14,564,000       17,643,000         14,586,000         13,770,000
                                                  ===========      ===========        ===========       ============

BASIC EARNINGS (LOSS) PER SHARE                   $      0.14      $      0.24        $      0.22       $      (0.16)
                                                  ===========      ===========        ===========       ============

DILUTED EARNINGS (LOSS) PER SHARE                 $      0.14      $      0.23        $      0.21       $      (0.16)
                                                  ===========      ===========        ===========       ============


       (1) Anti-dilutive options, warrants and debentures are excluded from the calculation of Diluted Earnings (Loss) Per Share for the periods indicated.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 2000


NOTE 8 - SEGMENT INFORMATION

         The Company operates in a single reportable segment. International Operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes the revenues of the Company's operations by geographic location:


                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                 JUNE 30,                                 JUNE 30,
                                          ------------------------                 ----------------------
                                          2000               1999                  2000              1999
                                          -----              -----                 -----             ----
                                                 (Unaudited)                             (Unaudited)
Revenues:
     The Americas    (1)                $ 18,501,000      $ 14,714,000          $ 35,755,000       $ 30,450,000
     Asia-Pacific                         12,958,000         7,475,000            23,537,000         13,614,000
     Europe                               11,982,000        11,253,000            23,496,000         20,031,000
                                        ------------      ------------          ------------       ------------

         Total Revenue                 $  43,441,000      $ 33,442,000          $ 82,788,000       $ 64,095,000
                                       =============      ============          ============       ============

(1)    Substantially the United States



         The following table summarizes the identifiable assets of the Company's operations by geographic location:


                                                   JUNE 30,               DECEMBER 31,
                                                    2000                     1999
                                                  ----------             ------------
                                                 (Unaudited)
Identifiable Assets:
     The Americas (1)                           $ 148,455,000            $ 141,890,000
     Europe                                        28,792,000               27,638,000
     Asia-Pacific                                  22,393,000               17,692,000
                                                -------------            -------------

         Total Identifiable Assets              $ 199,640,000            $ 187,220,000
                                                =============            =============

(1)    Substantially the United States


         The net assets of the Company's foreign subsidiaries (excluding intercompany items) totaled $26,175,000 and $22,725,000 as of June 30, 2000 and December 31, 1999, respectively. Long-lived assets included in these amounts were $5,792,000 and $5,709,000 as of June 30, 2000 and December 31, 1999,
respectively.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 2000


NOTE 9 - COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) are as follows:

                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        JUNE 30,                             JUNE 30,
                                                  ----------------------               ---------------------
                                                  2000             1999                2000             1999
                                                  -----            -----               -----            ----
                                                        (Unaudited)                          (Unaudited)
Net Income (Loss)                               $ 2,017,000      $ 3,280,000         $ 3,015,000     $ (2,139,000)

Change in Accumulated Translation
     Adjustment                                     410,000         (330,000)           (545,000)      (2,625,000)

Change in Unrealized Gain (Loss) on
     Securities Available-for-Sale                  (15,000)         (17,000)              1,000          (11,000)
                                                -----------      ------------        ------------    -------------

         Comprehensive Income (Loss)            $ 2,412,000      $ 2,933,000         $ 2,471,000     $ (4,775,000)
                                                ============     ============        ============    =============

         The Company does not provide any deferred tax benefit for translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future and the amount of tax associated with the unrealized gain was immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


BUSINESS

         MSC.Software Corporation ("MSC" or "the Company") designs, produces and markets proprietary computer software products and provides related services for use in computer-aided engineering. The Company's products are marketed internationally to aerospace, automotive and other industrial concerns, computer and electronics manufacturers, and universities.

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

         There are four product families within MSC.visualNastran:

         - VISUALNASTRAN ENTERPRISE - Software for dedicated analysts at major manufacturers to simulate a wide variety of mechanical conditions. This family includes Mechanical Solutions' core products (Nastran, Patran, Marc, Dytran, Mvision, and Fatigue) as well as the automotive and aerospace vertical applications. This software links to other enterprise software such as CAD, PDM, test software, and other CAE software.

         - VISUALNASTRAN PROFESSIONAL - Software for multi-disciplinary engineers at large or small companies that perform simulation on occasion, though this is not their primary task. This family includes our new Ultima product, MSC.Nastran for Windows, and new integrated products whose functionality and ease of use will be targeted to these engineers.

         - VISUALNASTRAN DESKTOP - Software for design engineers at large or small companies who need to verify design concepts. This family includes the current Working Knowledge products and will also include others to be defined.

         - E.VISUALNASTRAN - Software from the other three families that runs across the web in an Internet Application Services Provider model that is similar to data centers.

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

MSC.LINUX

         In January 2000, the MSC.Linux division was created to support Linux products and services. MSC.Linux will leverage MSC`s strengths in software technology development, professional services, and hardware/software partnerships. The division will initially provide MSC`s global customer base with cost-effective Linux-based applications of MSC`s current products and infrastructure.

ACCOUNTING CHANGES

         In January 1999, the Company changed its reporting period from a January 31 fiscal year-end to a December 31 calendar year-end basis. As part of this change, the Company elected to present restated financial results on a calendar year basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

         NET INCOME - Consolidated net income was $2,017,000, or $0.14 per diluted share, in 2000 compared to $3,280,000, or $0.23 per diluted share, in 1999.

         REVENUE - MSC reported revenue of $43,441,000 in 2000 compared to $33,442,000 in 1999, an increase of $9,999,000, or 30%. The acquisitions of MARC, UAI and CSAR accounted for revenues of $5,408,000 in 2000 compared to $717,000 in 1999, an increase of $4,691,000, or 14% of reported revenues, during the period. These acquisitions were all accounted for under the purchase method of accounting, so the corresponding revenue in 1999 was only from their respective acquisition dates. Software license revenue and maintenance fees accounted for 92% and 95% of total reported revenue for 2000 and 1999, respectively, with service revenue making up the difference. For 2000 and 1999, approximately 77% and 69%, respectively, of MSC's software license revenue and maintenance fees was derived from annual renewable leases and recurring maintenance fees, with the remaining 23% and 31%, respectively, related to paid-up licenses. Non-recurring revenues, which are unaffected by the adoption of SOP 98-9, decreased $417,000, including: paid-up license revenue, excluding paid-up license revenue from acquisitions, decreased $2,110,000; consulting services revenue increased $1,655,000; embedded technology license revenue increased $32,000; and other software services revenue increased $6,000. Revenue for 2000 and 1999 from the acquisitions of MARC, UAI and CSAR included paid-up license revenue of $1,848,000 and $331,000, respectively, an increase of $1,517,000. MSC anticipates the same percentage of revenue derived from paid-up licenses from MARC, UAI and CSAR for the remainder of 2000.

         As permitted, MSC adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, as compared to only deferring the fee related to maintenance for licenses sold before October 1, 1998. Due to the adoption of SOP 98-9, it is difficult to make comparisons of revenues between the second quarters of 2000 and 1999. Revenue as reported in the second quarter of 1999 was adversely affected by the change in MSC's revenue recognition policy.

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

                                                                             GROWTH RATE
                                                              ------------------------------------------
                                                                  THREE MONTHS ENDED JUNE 30, 2000 VS.
                                   THREE MONTHS                     THREE MONTHS ENDED JUNE 30, 1999
                                       ENDED                  ------------------------------------------
                                   JUNE 30, 2000
                                  --------------                                        IF SOP 98-9 HAD
                                   PERCENTAGE OF                                        BEEN ADOPTED ON
                                   TOTAL REVENUE              AS REPORTED               OCTOBER 1, 1997
                                  --------------              -----------               ---------------
 The Americas                           43%                       26%                         9%
 Asia-Pacific                           30%                       73%                        69%
 Europe                                 27%                        6%                         6%

      Total                            100%                       30%                        21%


         The increase in reported revenues for all regions was due to increases from core business revenue and from the acquisitions of MARC, UAI and CSAR. These acquisitions accounted for revenue increases in The Americas of $900,000, or 6%, in Asia-Pacific of $2,606,000, or 35%, and in Europe of $1,185,000, or 11%.

         Revenue growth in 2000 was also impacted from unfavorable foreign currency translation rates for the German Deutsche Mark and favorable foreign currency translation rates for the Japanese Yen. Revenue in the current quarter would have been approximately $43,880,000 if translated using the prior year's foreign currency translation rates. MSC's international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, MSC is exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the German Deutsche Mark. The following table details the effect of the currency rate changes on revenue for 2000 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1999 and 2000 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in future periods.

                                              2000                        2000                    2000 USING
                                           USING 1999                  USING 2000               1999/2000 TREND
                                        EXCHANGE RATES              EXCHANGE RATES              EXCHANGE RATE
                                        --------------              --------------              ---------------
 Revenues:
      The Americas                          $ 18,501,000               $ 18,501,000                $ 18,501,000
      Asia-Pacific        (1)                 11,814,000                 12,958,000                  14,454,000
      Europe                                  13,565,000                 11,982,000                  10,399,000
                                            ------------               ------------                ------------
        Total Revenue                       $ 43,880,000               $ 43,441,000                $ 43,354,000
                                            =============              =============               ============

Exchange Rates:
     $ / DM                                       0.5410                     0.4778                      0.4146
     Yen / $                                      120.78                     106.56                       92.34


 (1)     Includes revenue denominated in United States Dollars of $3,245,000.


         COST OF REVENUE - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs.

         Cost of Revenue - Software Licenses ("COR-LIC") - COR-LIC was $5,348,000, or 21% of license revenues, for 2000 compared to $6,438,000, or 28% of license revenues, for the prior year. COR-LIC for 2000 and 1999 included software amortization of $2,759,000 and $2,279,000, respectively. Cost of revenue for 1999 also included a software impairment charge of $1,500,000. COR-LIC, excluding amortization of capitalized software costs and the software impairment charge, was $2,589,000, or 10% of license revenues, for 2000, compared to $2,659,000, or 12% of license revenues, for the prior year. This percent decrease was due to a $345,000 decrease in third party commissions, or 2% of license revenues, due to a decreased usage of agent resellers in the Asia-Pacific region, a $253,000 decrease in other COR-LIC costs, or 1% of license revenues, offset by a $588,000 increase in royalty expense, or 3% of license revenues, which was due to MARC royalties. Royalty expense is paid to third parties under various agreements. MSC does not consider any royalty expense related to individual agreements to be material.

         Cost of Revenue - Maintenance and Services ("COR-M&S") - COR-M&S was $5,377,000, or 31% of maintenance and services revenues, for 2000 compared to $4,713,000, or 44% of maintenance and services revenues, for the prior year. Cost increases included: (1) a $450,000 increase in the cost of technical support services; (2) a $117,000 increase in the use of training consultants to conduct seminars; and (3) a $97,000 increase in consulting costs. These cost increases did not increase commensurate with the increases in revenue, which caused the decrease in COR-M&S as a percent of maintenance and services revenue.

         GROSS PROFIT - Gross profit, which is total revenue less cost of revenue, was $32,716,000, or 75% of total revenue, for 2000, an increase of $10,425,000 as compared to a gross profit of $22,291,000, or 67% of total revenue, for 1999. This percent increase was due to the percent decreases in COR-LIC and COR-M&S.

         OPERATING EXPENSES - Operating expenses, other than cost of revenue, were $27,419,000 for 2000 compared to $25,744,000 for the prior year, an increase of $1,675,000, or 7%. Operating expenses for 1999 included a reversal of restructuring charges of $400,000. Without the reversal of restructuring charges in 1999, operating expenses would have totaled $26,144,000 for 1999 compared to $27,419,000 for 2000, an increase of $1,275,000, or 5%. This increase resulted from additional development and selling costs from the acquisitions of MARC, UAI and CSAR, the creation of Engineering-e.com in the second quarter of 1999, and the creation of the MSC.Linux division in January 2000.

         RESEARCH AND DEVELOPMENT - In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2000 was $4,721,000 compared to $4,605,000 for 1999, an increase of $116,000, or 3%. The increase was due to a $1,112,000 increase in the total gross investment in research and development activities, which was partially offset by an increase of $996,000 in the amount of research and development expenditures capitalized under SFAS No. 86.

         The total gross investment in research and development activities for 2000 was $7,941,000, or 18% of total revenue, compared to $6,829,000, or 20% of total revenue, for the prior year. The increase in research and development expense resulted from additional development costs from the acquisitions of MARC, UAI and CSAR. This level of investment was in accordance with management's expectations.

         Capitalized software development costs were $3,220,000 for 2000 compared to $2,224,000 for the prior year, an increase of $996,000. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. MSC's product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses were $19,977,000, or 46% of total revenue, for 2000 compared to $16,228,000, or 49% of total revenue, for 1999, an increase of $3,749,000, or 23%. The increase in expense resulted from additional selling costs totaling $2,788,000 from the acquisition of MARC, primarily in the Asia-Pacific region, the creation of the MSC.Linux division in January 2000, and increased product marketing costs. The remaining increase of $961,000 in general and administrative expense was due to: (1) a $400,000 reduction of bad debt expense from the second quarter of 1999; (2) a $130,000 increase from the creation of Engineering-e.com in the second quarter of 1999; (3) a $120,000 increase in internally used software licenses; and (4) a $311,000 increase in other general and administrative expenses.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES - Amortization of goodwill and other intangibles was $2,721,000 for 2000 compared to $1,244,000 for 1999, an increase of $1,477,000. The increase was due to the acquisitions of MARC, UAI and CSAR. The amount of amortization of goodwill and other intangibles in 2000 is expected to continue at the same level as the second quarter of 2000, excluding the impact of any new acquisitions.

         As with revenue, MSC's expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on total operating expense for 2000 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1999 and 2000 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.


                                                  2000                    2000               2000 USING
                                               USING 1999              USING 2000          1999/2000 TREND
                                             EXCHANGE RATES         EXCHANGE RATES         EXCHANGE RATE
                                             ---------------        --------------         ---------------
 Total Operating Expense:
      The Americas                             $  26,101,000          $  26,101,000          $  26,101,000
      Europe                                       7,321,000              6,466,000              5,611,000
      Asia-Pacific                                 4,921,000              5,577,000              6,434,000
                                               -------------          -------------          -------------

        Total Operating Expense                $  38,343,000          $  38,144,000          $  38,146,000
                                               =============          =============          =============

Exchange Rates:
     $ / DM                                      0.5410                 0.4778                 0.4146
     Yen / $                                     120.78                 106.56                 92.34


         OPERATING INCOME (LOSS) - Operating income was $5,297,000 for 2000 compared to an operating loss of ($3,453,000) for 1999, an increase of $8,750,000. Operating income (loss) for 2000 and 1999 included the effects of MSC's adoption of SOP 98-9 in the fourth quarter of 1998, in addition to ongoing operating costs necessary for the operation of the business. The operating loss for 1999 also included impairment charges, a reversal of restructuring costs, and the write-off of acquired in-process technology. Without the effects of the reversal of restructuring charges, impairment charges and write-off of acquired in-process technology, operating income would have been $5,297,000 and $1,714,000 for 2000 and 1999, respectively, an increase of $3,538,000.

         OTHER EXPENSE (INCOME) - Total other expense was $1,883,000 for 2000 compared to income of ($9,938,000) for 1999, a decrease of $11,831,000. The decrease was due to a $10,773,000 gain from the sale of an equity investment. Excluding this gain, other expense was $835,000 for 1999, which represents an increase of $1,048,000 compared to the $1,883,000 of other expense for 2000. This increase was due to increases in interest expense and currency losses, partially offset by an increase in investment income.

         Interest expense was $1,676,000 for 2000 compared to $1,257,000 for the prior year, an increase of $419,000, or 33%. The increase in interest expense was attributable to increased debt levels as a result of acquisitions. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering in 1994 and MARC in June 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC and interest on the note payable taken out as part of the CSAR acquisition in November 1999. For financial statement purposes, the convertible subordinated debentures and subordinated notes payable were issued with a discount. Such discount is amortized over the terms of the convertible subordinated debentures and subordinated notes payable and treated as additional interest expense. As a result, reported interest will be higher than the cash amount of interest that will actually be paid to the holders of the convertible subordinated debentures and subordinated notes payable.

         Other expense (income) was expense of $207,000 for 2000 compared to income of ($422,000) for 1999, a decrease of $629,000. The decrease is due to an increase of $756,000 in foreign currency exchange losses, partially offset by an increase in interest and investment income. Other expense (income) also includes gains and losses on property and equipment and other non-operating income or expense.

         PROVISION FOR INCOME TAXES - The estimated effective tax rate is 39% for 2000 and was 44% in 1999. The difference between the Company's effective rate and the 34.0% statutory federal rate resulted from state income taxes and non-deductible goodwill charges from MSC's acquisitions during 1999, as well as tax benefits gained from the Company's foreign sales corporation. The difference between the effective tax rate for 2000 and 1999 is due to the write-off of acquired in-process technology in 1999.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

         NET INCOME (LOSS) - Consolidated net income was $3,015,000, or $0.21 per diluted share, in 2000 compared to a net loss of ($2,139,000), or ($0.16) per diluted share, in 1999.

         REVENUE - MSC reported revenue of $82,788,000 in 2000 compared to $64,095,000 in 1999, an increase of $18,693,000, or 29%. The acquisitions of MARC, UAI and CSAR accounted for revenues of $9,661,000 in 2000 compared to $717,000 in 1999, an increase of $8,944,000, or 14% of reported revenue, during the period. These acquisitions were all accounted for under the purchase method of accounting, so the corresponding revenue in 1999 was only from their respective acquisition dates. Software license revenue and maintenance fees account for 93% and 94% of total reported revenue for 2000 and 1999, respectively, with service revenue making up the difference. For 2000 and 1999, approximately 77% and 71%, respectively, of MSC's software license revenue and maintenance fees is derived from annual renewable leases and recurring maintenance fees, with the remaining 23% and 29%, respectively, related to paid-up licenses. Non-recurring revenues, which are unaffected by the adoption of SOP 98-9, increased $666,000, including: paid-up license revenue, excluding paid-up license revenue from acquisitions, decreased $4,013,000; consulting services revenue increased $2,326,000; other software services revenue decreased $90,000; and embedded technology license revenue decreased $253,000. Revenue for 2000 from the acquisitions of MARC, UAI and CSAR included paid-up license revenue of $2,851,000 and $331,000, respectively, an increase of $2,520,000. MSC anticipates the same percentage of revenue derived from paid-up licenses from MARC, UAI and CSAR for the remainder of 2000.

         As permitted, MSC adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, as compared to only deferring the fee related to maintenance for licenses sold before October 1, 1998. Due to the adoption of SOP 98-9, it is difficult to make comparisons of revenues between the six month periods ended June 30, 2000 and 1999. Revenue as reported in 1999 was adversely affected by the change in MSC's revenue recognition policy.

         The following table illustrates revenue by geographic region and the related growth rates between 2000 and 1999 in functional currencies as reported utilizing the current revenue recognition policy adopted on October 1, 1998 for 2000 and estimated for 1999 as if the policy had been adopted on October 1, 1997:


                                                                          GROWTH RATE
                                                              ----------------------------------
                                                              SIX MONTHS ENDED JUNE 30, 2000 VS.
                                    SIX MONTHS                  SIX MONTHS ENDED JUNE 30, 1999
                                       ENDED                  ----------------------------------
                                   JUNE 30, 2000
                                  ---------------                                       IF SOP 98-9 HAD
                                   PERCENTAGE OF                                        BEEN ADOPTED ON
                                   TOTAL REVENUE              AS REPORTED               OCTOBER 1, 1997
                                  ---------------             -----------               ---------------
 The Americas                           43%                       17%                         0%
 Europe                                 29%                       17%                         8%
 Asia-Pacific                           28%                       73%                        65%

      Total                            100%                       29%                        15%

         The increase in reported revenues for all regions was due to increases from core business revenue and from the acquisitions of MARC, UAI and CSAR. These acquisitions accounted for revenue increases in The Americas of $1,854,000, or 6%, in Asia-Pacific of $4,718,000, or 35%, and in Europe of $2,372,000, or 12%.

         Revenue growth in 2000 was also impacted from unfavorable foreign currency translation rates for the German Deutsche Mark and favorable foreign currency translation rates for the Japanese Yen. Revenue in the current year would have been approximately $84,423,000 if translated using the prior year's foreign currency translation rates. MSC's international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, MSC is exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the

German Deutsche Mark. The following table details the effect of the currency rate changes on revenue for 2000 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1999 and 2000 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in future periods.


                                              2000                    2000              2000 USING
                                           USING 1999              USING 2000         1999/2000 TREND
                                         EXCHANGE RATES          EXCHANGE RATES        EXCHANGE RATE
                                         --------------          --------------       ---------------
 Revenues:
      The Americas                          $ 35,755,000           $ 35,755,000          $ 35,755,000
      Europe                                  26,923,000             23,496,000            20,069,000
      Asia-Pacific        (1)                 21,745,000             23,537,000            25,777,000
                                            ------------           ------------          ------------

        Total Revenue                       $ 84,423,000           $ 82,788,000          $ 81,601,000
                                            ============           ============          ============

Exchange Rates:
     $ / DM                                  0.5618                 0.4902                0.4186
     Yen / $                                 118.57                 106.72                94.87

 (1)     Includes revenue denominated in United States Dollars of $5,602,000.

         COST OF REVENUE

         Cost of Revenue - Software Licenses - COR-LIC was $10,729,000, or 22% of license revenues, for 2000 compared to $9,972,000, or 23% of license revenues, for the prior year. COR-LIC for 2000 and 1999 included software amortization of $5,352,000 and $4,229,000, respectively. Cost of revenue for 1999 also included a software impairment charge of $1,500,000. COR-LIC, excluding amortization of capitalized software costs and the software impairment charge, was $5,377,000, or 11% of license revenues, for 2000, compared to $4,243,000, or 10% of license revenues, for the prior year. This percent increase was due to a $1,107,000 increase in royalty expense, or 1.6% of license revenues, which was due to MARC royalties, partially offset by a $106,000 decrease in third party commissions, or 0.4% of license revenues, due to a decreased usage of agent resellers in the Asia-Pacific region.

         Cost of Revenue - Maintenance and Services - COR-M&S was $11,063,000, or 33% of maintenance and services revenues, for 2000 compared to $8,677,000, or 43% of maintenance and services revenues, for the prior year. The increase in COR-M&S was due to: (1) a $992,000 increase in the cost of technical support services; (2) a $728,000 increase in consulting costs; (3) a $505,000 increase for Engineering-e.com; and (4) a $161,000 increase in the use of training consultants to conduct seminars. These cost increases did not increase commensurate with the increases in revenue, which caused the decrease in COR-M&S as a percent of maintenance and services revenue.

         GROSS PROFIT - Gross profit, which is total revenue less cost of revenue, was $60,996,000, or 74% of total revenue, for 2000, an increase of $15,550,000 as compared to a gross profit of $45,446,000, or 71% of total revenue, for 1999. This percent increase was due to the percent decreases in COR-LIC and COR-M&S.

         OPERATING EXPENSES - Operating expenses, other than cost of revenue, were $52,740,000 for 2000 compared to $55,238,000 for the prior year, a decrease of $2,498,000, or 5%. Operating expenses for 1999 included a write-off of acquired in-process technology of $4,067,000 and restructuring costs of $5,497,000. Without these charges, operating expenses would have totaled $45,674,000 for 1999 compared to $52,740,000 for 2000, an increase of
$7,066,000, or 15%. This increase resulted from additional development and selling costs from the acquisitions of MARC, UAI and CSAR, the creation of Engineering-e.com in the second quarter of 1999, and the creation of the MSC.Linux division in January 2000.

         RESEARCH AND DEVELOPMENT - Research and development expense for 2000 was $8,943,000 compared to $9,636,000 for 1999, a decrease of $493,000, or
5%. The decrease was due to a $1,641,000 increase in the total gross investment in research and development activities, which was partially offset by an increase of $2,134,000 in the amount of research and development expenditures capitalized under SFAS No. 86.

         The total gross investment in research and development activities for 2000 was $15,010,000, or 18% of total revenue, compared to $13,369,000, or 21%
of total revenue, for the prior year. The increase in research and development expense resulted from additional development costs from the acquisitions of MARC, UAI and CSAR and the creation of the MSC.Linux division. This level of investment was in accordance with management's expectations.

         Capitalized software development costs were $6,067,000 for 2000 compared to $3,933,000 for the prior year, an increase of $2,134,000. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. MSC's product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses were $38,401,000, or 46% of total revenue, for 2000 compared to $33,873,000, or 53% of total revenue, for 1999, an increase of $4,528,000, or 13%. This increase resulted from additional selling costs totaling $3,809,000 from the acquisition of MARC, primarily in the Asia-Pacific region, the creation of the MSC.Linux division in January 2000, and increased product marketing costs. The remaining increase of $719,000 in general and administrative expense was due to: (1) a $359,000 increase from the creation of Engineering-e.com in the second quarter of 1999; (2) a $191,000 increase in internally used software licenses; and (3) a $169,000 increase in other general and administrative expenses.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES - Amortization of goodwill and other intangibles was $5,396,000 for 2000 compared to $2,365,000 for 1999, an increase of $3,031,000. The increase was due to the acquisitions of MARC, UAI and CSAR. The amount of amortization of goodwill and other intangibles in 2000 is expected to continue at the same level as the first two quarters of 2000, excluding the impact of any new acquisitions.

         As with revenue, MSC's expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on total operating expense for 2000 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1999 and 2000 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

                                                  2000                        2000                    2000 USING
                                               USING 1999                  USING 2000               1999/2000 TREND
                                             EXCHANGE RATES             EXCHANGE RATES              EXCHANGE RATE
                                             --------------             --------------              ---------------
 Total Operating Expense:
      The Americas                              $ 51,536,000               $ 51,536,000                $ 51,536,000
      Europe                                      14,947,000                 13,044,000                  11,141,000
      Asia-Pacific                                 8,782,000                  9,952,000                  11,482,000
                                                ------------               ------------                ------------
        Total Operating Expense                 $ 75,265,000               $ 74,532,000                $ 74,159,000
                                                =============              =============               ============
Exchange Rates:
     $ / DM                                           0.5618                     0.4902                      0.4186
     Yen / $                                          120.78                     106.56                       92.34


         OPERATING INCOME (LOSS) - Operating income was $8,256,000 for 2000 compared to an operating loss of ($9,792,000) for 1999, an increase of $18,048,000. Operating income (loss) for 2000 and 1999 includes the effects of MSC's adoption of SOP 98-9 in the fourth quarter of 1998, in addition to ongoing operating costs necessary for the operation of the business. Operating loss for 1999 includes impairment charges, restructuring costs, and the write-off of acquired in-process technology. Without the effects of the reversal of restructuring charges, impairment charges and write-off of acquired in-process technology, operating income would have been $8,256,000 and $1,272,000 for 2000 and 1999, respectively, an increase of $6,984,000.

         OTHER EXPENSE (INCOME) - Total other expense was $3,306,000 for 2000 compared to income of ($8,424,000) for 1999, a decrease of $11,730,000. The decrease was attributable to a $10,773,000 gain from the sale of an equity investment. Excluding this gain, other expense was $2,349,000 for 1999, which represents an increase of $957,000 compared to the $3,306,000 of other expense for 2000. This increase was due to an increase in interest expense and a decrease in investment income.

         Interest expense was $3,371,000 for 2000 compared to $2,602,000 for the prior year, an increase of $769,000, or 30%. The increase in interest expense was attributable to increased debt levels as a result of acquisitions. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering in 1994 and MARC in June 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC and interest on the note payable taken out as part of the CSAR acquisition in November 1999. For financial statement purposes, the convertible subordinated debentures and subordinated notes payable were issued with a discount. Such discount is amortized over the terms of the convertible subordinated debentures and subordinated notes payable and treated as additional interest expense. As a result, reported interest will be higher than the cash amount of interest that will actually be paid to the holders of the convertible subordinated debentures and subordinated notes payable.

         Other expense (income) was income of ($65,000) for 2000 compared to income of ($253,000) for 1999, a decrease of $188,000. The decrease is attributable to a decrease in interest and investment income. The foreign currency exchange loss was $386,000 and $299,000 for the six months ended June 30, 2000 and 1999, respectively. Other expense (income) also includes gains and losses on property and equipment and other non-operating income or expense.

         PROVISION FOR INCOME TAXES - The estimated effective tax rate is 39% for 2000 and was 44% in 1999. The difference between the Company's effective rate and the 34.0% statutory federal rate resulted from state income taxes and non-deductible goodwill charges from MSC's acquisitions during 1999, as well as tax benefits gained from the Company's foreign sales corporation. The difference between the effective tax rate for 2000 and 1999 is due to the write-off of acquired in-process technology in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         In the past, working capital needed to finance MSC's operations has been provided by cash on hand and from cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. MSC may engage in additional financing methods that it believes are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $20,542,000 and $23,756,000 for the six months ended June 30, 2000 and 1999, respectively. MSC's working capital (current assets minus current liabilities) at June 30, 2000 was $16,060,000 compared to $11,656,000 at December 31, 1999, an increase of $4,404,000.

         During 2000, cash outlays related to the restructuring liability were $1,002,000. The remaining outlays are anticipated to be paid by the end of 2000, excluding certain lease commitments that may continue into 2001.

         In August 1999, MSC entered into a Loan and Security Agreement ("Loan Agreement") with a bank (the "Bank"). This credit facility includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. As of June 30, 2000, the amount available under the line of credit, based on the defined borrowing base, was approximately $9,246,000. The term of the revolving portion of the Loan Agreement expires May 31, 2001. As of June 30, 2000, there was no balance outstanding on the line of credit and there were no borrowings from the line of credit during 1999 or 2000. On November 4, 1999, MSC borrowed $8,000,000 in connection with the acquisition of CSAR. The term of the loan is two years and requires monthly principal payments of $267,000. As of June 30, 2000, the balance on the loan was $6,133,000. All borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points. Borrowings under the Loan Agreement are secured by nearly all of Company's goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of June 30, 2000, MSC is in compliance with all covenants.

         MSC issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA Engineering in 1994. An additional $2,000,000 principal amount of convertible subordinated debentures was issued, at a discount, in June 1999 in connection with the MARC acquisition. The debentures bear interest at 7-7/8% with interest payments due semi-annually on March 15 and September 15. The conversion feature permits the holder to convert the debentures into shares of MSC's common stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at MSC's option at any time after August 18, 1997 upon payment of a premium. A debenture interest payment was made in March 2000 for $2,305,000. The estimated interest payment to be paid in September 2000 is $2,305,000. The amount of interest expense will decrease if the debentures are converted into common stock. At June 30, 2000, the balance of the convertible subordinated debentures, excluding unamortized discount of $240,000, was $58,556,000.

         MSC also issued subordinated notes payable in June 1999, in connection with the MARC acquisition, in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The estimated interest payment to be paid in January 2001 is $577,000. $3,236,000 of the notes payable are due in June 2001 and the remaining $11,000,000 are due by June 2009.

         Management expects to continue to invest a substantial portion of MSC's revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During 2000 and 1999, MSC expended a total of $15,010,000 and $13,369,000, respectively, on development efforts, of which $6,067,000 and $3,933,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

         During 2000 and 1999, MSC acquired $4,182,000 and $1,010,000, respectively, of new property and equipment. Capital expenditures included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. MSC's capital expenditures vary from year to year, as required by business needs. MSC intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in 2000 and 2001 to be higher than 1999 due to additional expenditures in the Engineering-e.com and MSC.Linux divisions.

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

                           PART II. OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 10, 2000, the Annual Meeting of Stockholders of the Company was held for the purpose of voting on:

                  (i) The election of two Directors (Class III) to the Board of Directors;

                  (ii)    The Company's 2000 Executive Cash or Stock Bonus Plan;

                  (iii) An amendment to the Company's 1998 Stock Option Plan that increases the number of shares authorized to be issued under the Plan by 1,000,000 shares and increases the number of options that can be granted to any individual during any calendar year from 200,000 to 500,000; and

                  (iv) Ratification of the appointment of Ernst & Young LLP as independent auditors for 2000.

         (b) The following matters were approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

                  (i)     Election of two Directors (Class III) to the Board of
         Directors:

                                    SHARES                     SHARES
       DIRECTOR                    VOTED FOR                  WITHHELD
       --------                    ---------                  --------
George N. Riordan                 12,852,482                   53,068
William F. Grun                   12,862,611                   42,939


                           The other directors whose terms continued after the Annual Meeting are Donald Glickman, Larry S. Barels and Frank Perna, Jr.

                  (ii) Approval of the Company's 2000 Executive Cash or Stock Bonus Plan:

                                          VOTES CAST
     ----------------------------------------------------------------------------------------
        For                     Against                  Abstain             Broker Non-Votes
     ------------         ------------------         --------------       -------------------
     8,227,821                 1,641,033                 38,554                  2,998,142


                  (iii) Approval of the Amendment to the Company's 1998 Stock Option Plan that increases the number of shares authorized to be issued under the Plan by 1,000,000 shares and increases the number of options that can be granted to any individual during any calendar year from 200,000 to 500,000:

                                          VOTES CAST
     ----------------------------------------------------------------------------------------
        For                     Against                  Abstain             Broker Non-Votes
     ------------         ------------------         --------------       -------------------
     6,340,239                 3,524,429                 42,740                  2,998,142


                  (iv) Ratification of Ernst & Young LLP as Independent Auditors for 2000:

                              VOTES CAST
     -----------------------------------------------------------
        For                     Against                  Abstain
     ----------                 -------                  -------
     12,880,696                 11,195                   13,659


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  27.1  Financial Data Schedule for the Six Months Ended June 30, 2000

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MSC.SOFTWARE CORPORATION
                                                     (Registrant)





                                  By:            /s/ LOUIS A. GRECO
                                       -----------------------------------------
Date:       AUGUST 14, 2000            Louis A. Greco - Chief Financial Officer
      -----------------------           (Mr. Greco is the Principal Financial
                                          and Accounting Officer and has been
                                           duly authorized to sign on behalf
                                                   of the Registrant)