Form 10-Q
period 2000-09-30
MSC SOFTWARE CORP
filed 2000-11-14
CIK 717238

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000


                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From __________________ To __________________

                          COMMISSION FILE NUMBER 1-8722


                            MSC.SOFTWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                    95-2239450
 -------------------------------            ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        815 COLORADO BOULEVARD
        LOS ANGELES, CALIFORNIA                          90041
 ----------------------------------------   ------------------------------------
 (Address of Principal Executive Offices)              (Zip Code)

                                 (323) 258-9111
        ---------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         As of November 1, 2000, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 14,167,154.

================================================================================

                            MSC.SOFTWARE CORPORATION

                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 2000

                                                                                                            PAGE
                                                                                                            ----
PART I.    FINANCIAL INFORMATION

      Item 1.       Financial Statements

                       Consolidated Balance Sheets
                           September 30, 2000 (Unaudited) and December 31, 1999                               3

                       Consolidated Statements of Operations (Unaudited)
                           Three and Nine Months Ended September 30, 2000 and 1999                            4

                       Consolidated Statements of Cash Flows (Unaudited)
                           Nine Months Ended September 30, 2000 and 1999                                      5

                       Notes to Unaudited Consolidated Financial Statements                                   6

      Item 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                    13

      Item 3.       Quantitative and Qualitative Disclosures About Market Risk                               23


PART II.    OTHER INFORMATION

      Item 6.       Exhibits and Reports on Form 8-K                                                         24

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                            SEPTEMBER 30,             DECEMBER 31,
                                                                                                2000                     1999
                                                                                            -------------             ------------
                                                                                             (Unaudited)
                                       ASSETS

    Current Assets:
       Cash and Cash Equivalents                                                            $ 28,000,000              $ 21,735,000
       Trade Accounts Receivable, Net                                                         40,856,000                37,995,000
       Deferred Tax Charges                                                                   15,380,000                15,282,000
       Other Current Assets                                                                   10,688,000                 7,477,000
                                                                                            -------------             ------------

          Total Current Assets                                                                94,924,000                82,489,000

    Property and Equipment, Net                                                               11,374,000                 8,585,000
    Capitalized Software Costs, Net                                                           22,264,000                20,117,000
    Goodwill, Net                                                                             34,800,000                36,746,000
    Other Intangible Assets, Net                                                              31,754,000                35,534,000
    Other Assets                                                                               3,148,000                 3,749,000
                                                                                            -------------             ------------

                 TOTAL ASSETS                                                               $198,264,000              $187,220,000
                                                                                            =============             ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                                                      $ 4,550,000               $ 4,692,000
       Current Portion of Note Payable and Subordinated Notes Payable                          6,436,000                 3,200,000
       Deferred Revenue                                                                       42,908,000                34,013,000
       Compensation and Related Expenses                                                       9,580,000                 9,534,000
       Restructuring Reserve                                                                   1,422,000                 2,875,000
       Other Current Liabilities                                                              14,621,000                16,519,000
                                                                                            -------------             ------------

          Total Current Liabilities                                                           79,517,000                70,833,000
                                                                                            -------------             ------------

    Deferred Income Taxes                                                                     17,480,000                16,957,000
    Note Payable, Less Current Portion                                                         2,133,000                 4,533,000
    Convertible Subordinated Debentures, Net                                                  58,331,000                58,287,000
    Subordinated Notes Payable, Less Current Portion                                           8,798,000                11,804,000

    Commitments and Contingencies

    Shareholders' Equity:
       Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized;
          No Shares Outstanding                                                                        -                         -
       Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized;
          14,164,454 and 13,841,624 Issued and Outstanding at
          September 30, 2000 and December 31, 1999, Respectively                              34,840,000                32,451,000
       Common Stock Warrants                                                                   4,428,000                 4,428,000
       Accumulated Deficit                                                                      (635,000)               (6,307,000)
       Accumulated Other Comprehensive Loss                                                   (6,351,000)               (5,426,000)
       Treasury Stock, At Cost (40,023 and 49,050 Shares at September 30,
          2000 and December 31, 1999, Respectively)                                             (277,000)                 (340,000)
                                                                                            -------------             ------------

             Total Shareholders' Equity                                                       32,005,000                24,806,000
                                                                                            -------------             ------------

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $198,264,000              $187,220,000
                                                                                            =============             ============

     See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                               SEPTEMBER 30,                              SEPTEMBER 30,
                                                               --------------                             -------------
                                                          2000                1999                  2000                 1999
                                                         -----------          ----------           -----------          ----------
    REVENUE:
      Software Licenses                              $   25,935,000    $     26,340,000       $    75,340,000    $      70,079,000
      Software Support and Services                      17,106,000          12,585,000            50,489,000           32,941,000
                                                         -----------         -----------           -----------          ----------

         Total Revenue                                   43,041,000          38,925,000           125,829,000          103,020,000
                                                         -----------         -----------          ------------         -----------

    COST OF REVENUE:
      Software Licenses                                   5,236,000           4,439,000            15,965,000           14,411,000
      Software Support and Services                       5,352,000           4,728,000            16,415,000           13,405,000
                                                         -----------          ----------           -----------          ----------

         Total Cost of Revenue                           10,588,000           9,167,000            32,380,000           27,816,000
                                                         -----------          ----------           -----------          ----------

    GROSS PROFIT                                         32,453,000          29,758,000            93,449,000           75,204,000
                                                         -----------         -----------           -----------          ----------

    OPERATING EXPENSE:
      Research and Development                            4,045,000           5,352,000            12,988,000           14,788,000
      Selling, General and Administrative                20,231,000          18,424,000            58,632,000           52,297,000
      Amortization of Goodwill and Other Intangibles      2,831,000           2,450,000             8,227,000            4,815,000
      Restructuring Charges                                       -                   -                     -            5,497,000
      Write-Off of Acquired In-Process Technology                 -                   -                     -            4,067,000
                                                         -----------         -----------           -----------          ----------

          Total Operating Expense                        27,107,000          26,226,000            79,847,000           81,464,000
                                                         -----------         -----------           -----------          ----------

    OPERATING INCOME (LOSS)                               5,346,000           3,532,000            13,602,000           (6,260,000)
                                                         -----------          ----------           -----------          ----------

    OTHER EXPENSE (INCOME):
      Interest Expense                                    1,662,000           1,543,000             5,033,000            4,145,000
      Gain on Sale of Investment                                  -                   -                     -          (10,773,000)
      Other Expense (Income)                               (432,000)            205,000              (497,000)             (48,000)
                                                         -----------          ----------           -----------          ----------

         Total Other Expense (Income), Net                1,230,000           1,748,000             4,536,000           (6,676,000)
                                                         -----------          ----------           -----------          ----------

    INCOME BEFORE PROVISION FOR INCOME TAXES              4,116,000           1,784,000             9,066,000              416,000
    Provision for Income Taxes                            1,459,000             571,000             3,394,000            1,342,000
                                                         -----------          ----------           -----------          ----------

    NET INCOME (LOSS)                                $    2,657,000      $    1,213,000        $    5,672,000      $      (926,000)
                                                        ============         ============          ============        =============


    BASIC EARNINGS (LOSS) PER SHARE                  $         0.19      $         0.09         $        0.40      $         (0.07)
                                                        ============         ============          ============        =============

    DILUTED EARNINGS (LOSS) PER SHARE                $         0.18      $         0.09         $        0.39       $        (0.07)
                                                        ============         ============          ============        =============

    Basic Weighted-Average Shares Outstanding            14,093,000          13,818,000            14,006,000           13,786,000
                                                        ============         ============          ============        =============

    Diluted Weighted-Average Shares Outstanding          14,759,000          13,885,000            14,624,000           13,786,000
                                                        ============         ============          ============        =============





     See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                            ------------------------------------
                                                                                               2000                    1999
                                                                                            -----------             ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                                                    $ 5,672,000              $ (926,000)
       Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By
        Operating Activities:
          Depreciation and Amortization of Property and Equipment                             2,981,000               3,647,000
          Amortization of Capitalized Software Costs                                          8,270,000               6,341,000
          Impairment of Capitalized Software Costs                                                    -               1,500,000
          Amortization of Goodwill and Other Intangibles                                      8,227,000               4,815,000
          Write-Off of Acquired In-Process Technology                                                 -               4,067,000
          Deferred Income Taxes                                                                 523,000                 229,000
          Amortization of Premiums and Discounts                                                274,000                 286,000
          (Loss) Gain on Disposal of Property and Equipment                                     (13,000)                 19,000
          Gain on Sale of Investment in LMS International                                             -             (10,733,000)
          Changes in Assets and Liabilities:
             Trade Accounts Receivable, Net                                                  (2,861,000)             16,349,000
             Other Current Assets                                                            (3,206,000)             (1,689,000)
             Accounts Payable                                                                  (142,000)             (1,825,000)
             Deferred Revenue                                                                 8,895,000               6,374,000
             Compensation and Related Expenses                                                   46,000                 351,000
             Restructuring Reserve                                                           (1,453,000)              3,818,000
             Other Current Liabilities                                                       (1,898,000)             (3,665,000)
                                                                                            -----------             ------------

                 Net Cash Provided By Operating Activities                                   25,315,000              28,958,000
                                                                                            -----------             ------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of Securities Available-for-Sale                                                 (5,000)             (6,650,000)
       Sale of Securities Available-for-Sale                                                          -              20,544,000
       Acquisition of Property and Equipment                                                 (5,757,000)             (1,912,000)
       Proceeds from Sale of Investment in LMS International                                          -              12,000,000
       Cash Paid for Businesses Acquired, Net of Cash Received                                        -             (25,418,000)
       Purchase of Software                                                                    (832,000)             (1,089,000)
       Capitalized Internal Software Development Costs                                       (9,586,000)             (6,329,000)
       Change in Other Assets                                                                (1,900,000)               (120,000)
                                                                                            -----------             ------------

                 Net Cash Used In Investing Activities                                      (18,080,000)             (8,974,000)
                                                                                            -----------             ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Note Payable                                                             (2,400,000)                      -
       Repayment of Line of Credit                                                                    -             (10,800,000)
       Issuance of Common Stock                                                               2,389,000                 698,000
       Issuance of Common Stock Warrants                                                              -                 289,000
       Other                                                                                      2,000                  (1,000)
                                                                                            -----------             ------------

                 Net Cash Used In Financing Activities                                           (9,000)             (9,814,000)
                                                                                            -----------             ------------

    TRANSLATION ADJUSTMENT                                                                     (961,000)             (1,504,000)
                                                                                            -----------             ------------

    NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 6,265,000               8,666,000
    Cash and Cash Equivalents at Beginning of Period                                         21,735,000              10,822,000
                                                                                            -----------             ------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 28,000,000            $ 19,488,000
                                                                                           ============            ============

    RECONCILIATION OF BUSINESSES ACQUIRED, NET OF CASH RECEIVED:
       Fair Value of Assets Acquired                                                       $        -              $ 58,895,000
       Non-Cash Financing of Purchase Price and Liabilities Assumed:
          Obligation to MARC Shareholders                                                           -                  (726,000)
          Issuance of Convertible Subordinated Debentures                                           -                (1,700,000)
          Issuance of Subordinated Notes Payable                                                    -               (11,715,000)
          Issuance of Common Stock and Common Stock Warrants                                        -                (3,038,000)
          Liabilities Assumed                                                                       -               (16,298,000)
                                                                                            -----------             ------------

             Cash Paid for Businesses Acquired, Net of Cash Received                       $        -              $ 25,418,000
                                                                                           ============            ============




     See accompanying notes to unaudited consolidated financial statements.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of MSC.Software Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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


NOTE 2 - ACCOUNTING CHANGES

         EARLY ADOPTION OF SOP 98-9 - In the fourth quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2 - Software Revenue Recognition with Respect to Certain Transactions", which retained the restrictive definition of what qualified for vendor specific objective evidence ("VSOE") of fair value for allocating a contract fee among the various elements of an arrangement. VSOE must be known for all undelivered elements of an arrangement, such as post-sales customer support ("PCS"). As permitted, the Company adopted the provisions of SOP 98-9 effective October 1, 1998. Accordingly, revenue on non-cancelable and prepaid lease agreements is recognized monthly over the term of the agreement, since the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS element of the arrangements is not available. Because SOP 98-9 does not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition was not fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The first three quarters of 1999 do not reflect revenue recorded prior to October 1, 1998 that would have been recorded in these periods under SOP 98-9. The year 2000 will be the first reported year that will reflect a full twelve months of revenue under this method of revenue recognition for annual licenses.

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

                               SEPTEMBER 30, 2000


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


                                                                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1999
                                                                     ------------------
               Revenue                                                   $ 112,511,000
               Operating Expense                                         $ 116,070,000
               Net Income                                                    $ 151,000
               Basic Earnings Per Share                                         $ 0.01
               Diluted Earnings Per Share                                       $ 0.01

         The pro forma effects of the UAI and CSAR acquisitions, as if they had occurred on January 1, 1999, are immaterial to the consolidated financial statements presented herein.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000


NOTE 4 - CAPITALIZED SOFTWARE COSTS

         The components of capitalized software costs, as they affected operating income, are as follows:


                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                                 ------------------------------          -------------------------------
                                                     2000              1999                  2000              1999
                                                 -------------   --------------          -------------   ---------------
                                                          (UNAUDITED)                             (UNAUDITED)
       Capitalized Internal Software
           Development Costs                     $ (3,519,000)     $ (2,396,000)         $ (9,586,000)     $ (6,329,000)

       Amortization of Capitalized
           Software Costs                           2,918,000         2,112,000             8,270,000         6,341,000

       Impairment of Capitalized
           Software Costs                                   -                 -                     -         1,500,000
                                                   -----------       -----------         ------------      ------------

                                                 $   (601,000)      $  (284,000)         $ (1,316,000)     $  1,512,000
                                                   ===========       ===========         =============     ============

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

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000


NOTE 5 - RESTRUCTURING RESERVE  (CONTINUED)

         As of September 30, 2000, the restructuring liability was $1,422,000. During the three months ended September 30, 2000, cash outlays related to the restructuring liability were approximately $451,000. The remaining outlays are anticipated to be paid by the end of 2000, excluding certain lease commitments that may continue into 2001.

         The following is the activity in the restructuring reserve for the periods indicated:


                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           SEPTEMBER 30,                           SEPTEMBER 30,
                                                     -----------------------------           -----------------------------
                                                        2000              1999                  2000              1999
                                                    ------------      ------------          ------------      ------------
                                                              (UNAUDITED)                             (UNAUDITED)
       Balance at Beginning of Period                $ 1,873,000       $ 5,773,000           $ 2,875,000         $ 695,000

           Charges to Expense                                  -                 -                     -         5,897,000
           Reversal of Restructuring
               Costs                                           -                 -                     -          (400,000)
           Acquisition Charges                                 -                 -                     -         2,566,000
           Amounts Paid                                 (451,000)       (1,260,000)           (1,453,000)       (4,245,000)
                                                    ------------      ------------          ------------      ------------

       Balance at End of Period                      $ 1,422,000       $ 4,513,000           $ 1,422,000       $ 4,513,000
                                                    ============      ============          ============      ============


NOTE 6 - OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows:


                                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                                      2000                     1999
                                                                                ---------------             ------------
                                                                                 (UNAUDITED)
                  Income Taxes Payable                                              $ 2,241,000             $ 2,891,000
                  Sales Taxes Payable                                                 2,186,000               3,144,000
                  Contributions to Profit Sharing Plan                                1,610,000               2,031,000
                  Royalties Payable                                                   1,189,000                 747,000
                  Interest Payable                                                      577,000               2,092,000
                  Commissions Payable                                                   554,000                 798,000
                  Other Accrued Liabilities                                           6,264,000               4,816,000
                                                                                ---------------             ------------

                      Total Other Current Liabilities                              $ 14,621,000             $16,519,000
                                                                                ===============             ============

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000


NOTE 7 - EARNINGS PER SHARE

         The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:


                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                       ---------------------------------       ---------------------------------
                                                         2000                 1999               2000                   1999
                                                       -------------        ------------       ------------          -----------
                                                                   (UNAUDITED)                             (UNAUDITED)
    NUMERATOR:
       Numerator for Basic Earnings (Loss)
          Per Share - Net Income (Loss)                 $ 2,657,000          $ 1,213,000        $ 5,672,000           $ (926,000)

       Effect of Dilutive Securities - Interest on
          7-7/8% Convertible Subordinated
          Debentures, Net of Tax                                 -  (1)               -  (1)             -  (1)               -  (1)
                                                       -------------        ------------       ------------          -----------

       Numerator for Diluted Earnings (Loss)
          Per Share                                     $ 2,657,000          $ 1,213,000        $ 5,672,000           $ (926,000)
                                                       ============         ============       ============          ============

    DENOMINATOR:
       Denominator for Basic Earnings (Loss)
          Per Share - Weighted-Average
          Shares Outstanding                             14,093,000           13,818,000         14,006,000           13,786,000

       Effect of Dilutive Securities:
          Employee Stock Options, Employee
             Stock Purchase Plan and
             Common Stock Warrants                          666,000               68,000            618,000                   -  (1)
          7-7/8% Convertible Subordinated
             Debentures                                          -  (1)               -  (1)             -  (1)               -  (1)
                                                       -------------        ------------       ------------          -----------

       Dilutive Potential Common
          Shares                                            666,000               68,000            618,000                   -
                                                       -------------        ------------       ------------          -----------

       Denominator for Diluted Earnings
          (Loss) Per Share - Adjusted
          Weighted-Average Shares and
          Assumed Conversions                            14,759,000           13,886,000         14,624,000           13,786,000
                                                       =============        ============       ============          ===========

    BASIC EARNINGS (LOSS) PER SHARE                          $ 0.19               $ 0.09             $ 0.40              $ (0.07)
                                                       =============        ============       ============          ===========

    DILUTED EARNINGS (LOSS) PER SHARE                        $ 0.18               $ 0.09             $ 0.39              $ (0.07)
                                                       =============        ============       ============          ===========


       (1) ANTI-DILUTIVE OPTIONS, WARRANTS AND DEBENTURES ARE EXCLUDED FROM THE CALCULATION OF DILUTED EARNINGS (LOSS) PER SHARE FOR THE PERIODS INDICATED.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000


NOTE 8 - SEGMENT INFORMATION

         The Company operates in a single reportable segment. International Operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes the revenues of the Company's operations by geographic location:


                                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                                        ---------------------------------        ---------------------------------
                                                           2000                1999                  2000                1999
                                                        -------------       -------------        --------------      -------------
                                                                   (UNAUDITED)                               (UNAUDITED)
                  Revenues:
                      The Americas    (1)               $ 19,385,000        $ 17,590,000          $ 55,142,000        $ 48,040,000
                      Europe                              11,968,000          11,623,000            35,462,000          31,654,000
                      Asia-Pacific                        11,688,000           9,712,000            35,225,000          23,326,000
                                                        -------------       -------------        --------------      -------------

                         Total Revenue                  $ 43,041,000        $ 38,925,000         $ 125,829,000       $ 103,020,000
                                                        =============       =============        ==============      =============

                  (1)    Substantially the United States



         The following table summarizes the identifiable assets of the Company's operations by geographic location:


                                                                             SEPTEMBER 30,             DECEMBER 31,
                                                                                 2000                      1999
                                                                             --------------            -------------
                                                                             (UNAUDITED)
                         Identifiable Assets:
                             The Americas    (1)                             $ 151,125,000             $ 141,890,000
                             Europe                                             25,902,000                27,638,000
                             Asia-Pacific                                       21,237,000                17,692,000
                                                                             --------------            -------------

                                Total Identifiable Assets                    $ 198,264,000             $ 187,220,000
                                                                             ==============            =============

                         (1)    Substantially the United States


         The net assets of the Company's foreign subsidiaries (excluding intercompany items) totaled $28,224,000 and $22,725,000 as of September 30, 2000 and December 31, 1999, respectively. Long-lived assets included in these amounts were $6,303,000 and $5,709,000 as of September 30, 2000 and December 31, 1999,
respectively.

                    MSC.SOFTWARE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000


NOTE 9 - COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) are as follows:


                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                          ----------------------------        ------------------------------
                                                             2000             1999               2000              1999
                                                          -----------      -----------        -----------      -------------
                                                                   (UNAUDITED)                          (UNAUDITED)
           Net Income (Loss)                              $ 2,657,000      $ 1,213,000        $ 2,657,000        $ (926,000)

           Change in Accumulated Translation
               Adjustment                                    (416,000)       1,121,000           (961,000)       (1,504,000)

           Change in Unrealized Gain (Loss) on
               Securities Available-for-Sale                   35,000                -             36,000           (11,000)
                                                          -----------      -----------        -----------      -------------

                   Comprehensive Income (Loss)            $ 2,276,000      $ 2,334,000        $ 1,732,000       $(2,441,000)
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

RECENT DEVELOPMENTS

         BUSINESS ACQUISITIONS - During 1999, MSC acquired the following companies: MARC Analysis Research Corporation ("MARC") - June 1999; Universal Analytics Inc. ("UAI") -June 1999; and Computerized Structural Analysis and Research Corporation ("CSAR") - November 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30,1999

         NET INCOME - Consolidated net income was $2,657,000, or $0.18 per diluted share, in 2000 compared to $1,213,000, or $0.09 per diluted share, in 1999.

         REVENUE - MSC reported revenue of $43,041,000 in 2000 compared to $38,925,000 in 1999, an increase of $4,116,000, or 11%. Software license revenue and software support fees accounted for 92% and 91% of total reported revenue for 2000 and 1999, respectively, with service revenue making up the difference. For 2000 and 1999, approximately 77% and 73%, respectively, of MSC's software license revenue and software support fees was derived from recurring software licenses and software support licenses, with the remaining 23% and 27%, respectively, coming from paid-up licenses.

         Non-recurring revenues, which are unaffected by the adoption of SOP 98-9, decreased by $451,000 in 2000. Consulting and education services revenue increased by $155,000, while paid-up software license revenue decreased by $606,000 in 2000 compared to 1999.

         As permitted, MSC adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, as compared to only deferring the fee related to maintenance for licenses sold before October 1, 1998. Due to the adoption of SOP 98-9, it is difficult to make comparisons of revenues between the third quarters of 2000 and 1999. Revenue as reported in the third quarter of 1999 was adversely affected by the change in MSC's revenue recognition policy.

         Software license revenue consists of licensing fees, which are fees charged for the right to use MSC's or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a long-term license for the use of MSC's software. Software support and services revenues include post-sales customer support ("PCS"), consulting and training services. PCS includes telephone support, "bug" fixes and upgrade privileges on a when and if available basis. Services range from installation and basic consulting to software modification and customization to meet specific customer needs and training.

         The following table illustrates revenue by geographic region and the related growth rates between 2000 and 1999 as reported utilizing the current revenue recognition policy adopted on October 1, 1998 for 2000 and estimated for 1999 as if the policy had been adopted on October 1, 1997:


                                                                             GROWTH RATE
                                     THREE MONTHS              -----------------------------------------
                                         ENDED                 THREE MONTHS ENDED SEPTEMBER 30, 2000 VS.
                                     SEPTEMBER 30,               THREE MONTHS ENDED SEPTEMBER 30, 1999
                                         2000                  -----------------------------------------
                                     -------------                                       IF SOP 98-9 HAD
                                     PERCENTAGE OF                                       BEEN ADOPTED ON
                                     TOTAL REVENUE              AS REPORTED              OCTOBER 1, 1997
                                     -------------              -----------              ---------------
    The Americas                          45%                       10%                         3%
    Europe                                28%                        3%                         3%
    Asia-Pacific                          27%                       20%                        20%

        Total                            100%                       11%                         7%

         The increase in reported revenues was due to increases from core business revenue. Revenue growth in 2000 was also impacted from unfavorable foreign currency translation rates for the Euro and favorable foreign currency translation rates for the Japanese Yen. Revenue in the current quarter would have been approximately $44,503,000 if translated using the prior year's foreign currency translation rates. MSC's international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, MSC is exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro. The following table details the effect of the currency rate changes on revenue for 2000 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1999 and 2000 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in future periods.

                                                       2000                      2000                  2000 USING
                                                    USING 1999                USING 2000            1999/2000 TREND
                                                 EXCHANGE RATES            EXCHANGE RATES            EXCHANGE RATE
                                                 --------------            --------------            --------------
         Revenues:
            The Americas                            $ 19,385,000             $ 19,385,000              $ 19,385,000
            Europe                                    13,863,000               11,968,000                10,073,000
            Asia-Pacific         (1)                  11,255,000               11,688,000                12,168,000
                                                 ---------------             ------------              ------------
               Total Revenue                        $ 44,503,000             $ 43,041,000              $ 41,626,000
                                                 ===============             ============              ============
        Exchange Rates:
           $ / Euro                                    1.05                     0.90                      0.75
           Yen / $                                    113.17                   107.65                    102.13

         (1)     Includes revenue denominated in United States Dollars of
                 $2,802,000.


         COST OF REVENUE - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Total Cost of Revenue was $10,588,000, or 25% of total revenue, for 2000 compared to $9,167,000, or 24% of total revenue, for the prior year.

         COST OF REVENUE - SOFTWARE LICENSES ("COR-LIC") - COR-LIC was $5,236,000, or 20% of license revenues, for 2000 compared to $4,439,000, or 17% of license revenues, for the prior year. COR-LIC for 2000 and 1999 included software amortization of $2,918,000 and $2,112,000, respectively. COR-LIC, excluding amortization of capitalized software costs, was $2,318,000, or 9% of license revenues, for 2000 compared to $2,327,000, or 9% of license revenues, for the prior year. COR-LIC for 2000 included an increase in royalty expense due to MARC royalties. Royalties are paid to third parties under various agreements. MSC does not consider any royalty expense related to individual agreements to be material.

         COST OF REVENUE - SUPPORT AND SERVICES ("COR-S&S") - COR-S&S was $5,352,000, or 31% of support and services revenues, for 2000 compared to $4,728,000, or 38% of support and services revenues, for the prior year. The increase in COR-S&S was due to higher costs of technical support services, which were primarily personnel related expenses, and an increase in the use of training consultants to conduct seminars. The increase in COR-S&S was not in proportion with the increase in revenue, which caused the decrease in COR-S&S as a percent of support and services revenue.

         GROSS PROFIT - Gross profit, which is total revenue less cost of revenue, was $32,453,000, or 75% of total revenue, for 2000, an increase of $2,695,000 as compared to a gross profit of $29,758,000, or 76% of total revenue, for 1999.

         OPERATING EXPENSE - Operating expense was $27,107,000 for 2000 compared to $26,226,000 for the prior year, an increase of $881,000, or 3%.

         RESEARCH AND DEVELOPMENT - In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2000 was $4,045,000 compared to $5,352,000 for 1999, a decrease of $1,307,000, or 15%. The change from 1999 to 2000 was due to an increase in the amount of research and development expenditures capitalized under SFAS No. 86. Capitalized software development costs were $3,519,000 for 2000 compared to $2,396,000 for the prior year, an increase of $1,123,000. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. MSC's product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses were $20,231,000, or 47% of total revenue, for 2000 compared to $18,424,000, or 47% of total revenue, for 1999, an increase of $1,807,000, or 10%. The increase in selling, general and administrative expense was due to the creation of MSC.Linux in January 2000, and increased product marketing costs.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES - Amortization of goodwill and other intangibles was $2,831,000 for 2000 compared to $2,450,000 for 1999, an increase of $381,000, or 16%. The increase was due to the acquisition of CSAR in November 1999. The amount of amortization of goodwill and other intangibles in 2000 is expected to continue at the same level as the third quarter of 2000, excluding the impact of any new acquisitions.

         As with revenue, MSC's expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on total operating expense (including cost of revenue) for 2000 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1999 and 2000 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.


                                                       2000                      2000                  2000 USING
                                                    USING 1999                USING 2000            1999/2000 TREND
                                                 EXCHANGE RATES            EXCHANGE RATES            EXCHANGE RATE
                                                 --------------            --------------            -------------
         Total Operating Expense:
            The Americas                            $ 25,303,000             $ 25,303,000              $ 25,303,000
            Europe                                     7,561,000                6,527,000                 5,493,000
            Asia-Pacific                               5,579,000                5,865,000                 6,182,000
                                                 ---------------             ------------              ------------

               Total Operating Expense              $ 38,443,000             $ 37,695,000              $ 36,978,000
                                                 ===============             ============              ============

        Exchange Rates:
           $ / Euro                                    1.05                     0.90                      0.75
           Yen / $                                    113.17                   107.65                    102.13

         OPERATING INCOME - Operating income was $5,346,000 for 2000 compared to $3,532,000 for 1999, an increase of $1,814,000, or 51%.

         TOTAL OTHER EXPENSE (INCOME) - Total other expense was $1,230,000 for 2000 compared to $1,748,000 for 1999, a decrease of $518,000, or 30%.

         INTEREST EXPENSE - Interest expense was $1,662,000 for 2000 compared to $1,543,000 for the prior year, an increase of $119,000, or 8%. The increase in interest expense was attributable to increased debt levels as a result of acquisitions. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering in 1994 and MARC in June 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC and interest on the note payable taken out as part of the CSAR acquisition in November 1999. For financial statement purposes, the convertible subordinated debentures and subordinated notes payable were issued with a discount. Such discount is amortized over the terms of the convertible subordinated debentures and subordinated notes payable and treated as additional interest expense. As a result, reported interest will be higher than the cash amount of interest that will actually be paid to the holders of the convertible subordinated debentures and subordinated notes payable.

         OTHER EXPENSE (INCOME) - Other expense (income) was income of $432,000 for 2000 compared to expense of $205,000 for 1999, an increase of $637,000. The change in other expense (income) was due to a decrease in foreign currency exchange losses and an increase in interest and investment income. Other expense (income) also includes gains and losses on property and equipment and other non-operating income or expense.

         PROVISION FOR INCOME TAXES - The estimated effective tax rates for 2000 and 1999 were 35% and 32%, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate resulted from state income taxes and non-deductible goodwill charges from MSC's acquisitions during 1999, as well as tax benefits gained from the Company's foreign sales corporation. The difference between the effective tax rate for 2000 and 1999 is due to the write-off of acquired in-process technology in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

         NET INCOME (LOSS) - Consolidated net income was $5,672,000, or $0.39 per diluted share, in 2000 compared to a net loss of ($926,000), or ($0.07) per diluted share, in 1999.

         REVENUE - MSC reported revenue of $125,829,000 in 2000 compared to $103,020,000 in 1999, an increase of $22,809,000, or 22%. The acquisitions of MARC, UAI and CSAR accounted for revenues of $14,302,000 in 2000 compared to $5,193,000 in 1999, an increase of $9,109,000, or 9% of reported revenue, during the period. These acquisitions were all accounted for under the purchase method of accounting, so the corresponding revenue in 1999 was only from their respective acquisition dates.

         Software license revenue and software support fees account for 91% and 91% of total reported revenue for 2000 and 1999, respectively, with service revenue making up the difference. For 2000 and 1999, approximately 78% and 70%, respectively, of MSC's software license revenue and software support fees was derived from recurring software licenses and software support licenses, with the remaining 22% and 30%, respectively, coming from paid-up licenses.

         Non-recurring revenues, which are unaffected by the adoption of SOP 98-9, decreased by $997,000 in 2000. Consulting and education services revenue increased by $2,310,000, while paid-up software license revenue, excluding paid-up license revenue from acquisitions, decreased by $6,458,000 in 2000 compared to 1999. Revenue from the acquisitions of MARC, UAI and CSAR for 2000 and 1999 included paid-up license revenue of $3,982,000 and $831,000, respectively, an increase of $3,151,000.

         As permitted, MSC adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, as compared to only deferring the fee related to maintenance for licenses sold before October 1, 1998. Due to the adoption of SOP 98-9, it is difficult to make comparisons of revenues between the nine month periods ended September 30, 2000 and 1999. Revenue as reported in 1999 was adversely affected by the change in MSC's revenue recognition policy.

         The following table illustrates revenue by geographic region and the related growth rates between 2000 and 1999 as reported utilizing the current revenue recognition policy adopted on October 1, 1998 for 2000 and estimated for 1999 as if the policy had been adopted on October 1, 1997:


                                                                          GROWTH RATE
                                    NINE MONTHS              ----------------------------------------
                                       ENDED                 NINE MONTHS ENDED SEPTEMBER 30, 2000 VS.
                                   SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30, 1999
                                       2000                  -----------------------------------------
                                   -------------                                       IF SOP 98-9 HAD
                                   PERCENTAGE OF                                       BEEN ADOPTED ON
                                   TOTAL REVENUE              AS REPORTED              OCTOBER 1, 1997
                                   -------------              -----------              ---------------
 The Americas                           44%                       15%                         1%
 Europe                                 28%                       12%                         6%
 Asia-Pacific                           28%                       51%                        47%

      Total                            100%                       22%                        13%

         The increase in reported revenues for all regions was due to increases from core business revenue and from the acquisitions of MARC, UAI and CSAR. These acquisitions accounted for revenue increases in The Americas of $1,699,000, or 4%, in Asia-Pacific of $5,013,000, or 21%, and in Europe of $2,397,000, or 8%.

         Revenue growth in 2000 was also impacted from unfavorable foreign currency translation rates for the Euro and favorable foreign currency translation rates for the Japanese Yen. Revenue in the current year would have been approximately $128,784,000 if translated using the prior year's foreign currency translation rates. MSC's international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, MSC is exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro. The following table details the effect of the currency rate changes on revenue for 2000 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1999 and 2000 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in future periods.


                                                2000                      2000                   2000 USING
                                             USING 1999                USING 2000             1999/2000 TREND
                                           EXCHANGE RATES           EXCHANGE RATES             EXCHANGE RATE
                                           --------------           --------------             -------------
 Revenues:
      The Americas                           $ 55,142,000             $ 55,142,000              $ 55,142,000
      Europe                                   40,663,000               35,462,000                30,261,000
      Asia-Pacific        (1)                  32,979,000               35,225,000                37,922,000
                                            -------------            -------------             -------------

        Total Revenue                       $ 128,784,000            $ 125,829,000             $ 123,325,000
                                            =============            =============             =============

Exchange Rates:
     $ / Euro                                   1.08                     0.94                      0.80
     Yen / $                                   116.80                   107.02                    97.24

 (1)     Includes revenue denominated in United States Dollars of $8,405,000.


         COST OF REVENUE - Total Cost of Revenue was $32,380,000, or 26% of total revenue, for 2000 compared to $27,816,000, or 27% of total revenue, for the prior year.

         COST OF REVENUE - SOFTWARE LICENSES ("COR-LIC") - COR-LIC was $15,965,000, or 21% of license revenues, for 2000 compared to $14,411,000, or 21% of license revenues, for the prior year. COR-LIC for 2000 and 1999 included software amortization of $8,270,000 and $6,341,000, respectively. Cost of revenue for 1999 also included a software impairment charge of $1,500,000. COR-LIC, excluding amortization of capitalized software costs and the software impairment charge, was $7,695,000, or 10% of license revenues, for 2000 compared to $6,570,000, or 9% of license revenues, for the prior year. COR-LIC for 2000 included an increase in royalty expense due to MARC royalties.

         COST OF REVENUE - SUPPORT AND SERVICES ("COR-S&S") - COR-S&S was $16,415,000, or 33% of support and services revenues, for 2000 compared to $13,405,000, or 41% of support and services revenues, for the prior year. The increase in COR-S&S was due to: 1) higher costs of technical support services, which were primarily personnel related expenses; 2) additional costs for Engineering-e.com; and 3) an increase in the use of training consultants to conduct seminars. Due to the acquisitions of MARC, UAI and CSAR, the increase in COR-S&S was not in proportion with the increase in revenue, which caused the decrease in COR-S&S as a percent of support and services revenue.

         GROSS PROFIT - Gross profit, which is total revenue less cost of revenue, was $93,449,000, or 74% of total revenue, for 2000, an increase of $18,245,000 as compared to a gross profit of $75,204,000, or 73% of total revenue, for 1999.

         OPERATING EXPENSE - Operating expense was $79,847,000 for 2000 compared to $81,464,000 for the prior year, a decrease of $1,617,000, or 2%. Operating expenses for 1999 included a write-off of acquired in-process technology of $4,067,000 and restructuring costs of $5,497,000. Without these charges, operating expenses would have totaled $71,900,000 for 1999 compared to $79,847,000 for 2000, an increase of $7,947,000, or 11%.

         RESEARCH AND DEVELOPMENT - Research and development expense for 2000 was $12,988,000 compared to $14,788,000 for 1999, a decrease of $1,800,000, or
12%. The change from 1999 to 2000 was due to an increase in the amount of research and development expenditures capitalized under SFAS No. 86. Capitalized software development costs were $9,586,000 for 2000 compared to $6,328,000 for the prior year, an increase of $3,258,000. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. MSC's product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses were $58,632,000, or 47% of total revenue, for 2000 compared to $52,297,000, or 51% of total revenue, for 1999, an increase of $6,335,000, or 10%. The increase in selling, general and administrative expense was due to additional selling costs from the acquisition of MARC, primarily in the Asia-Pacific region, the creation of MSC.Linux in January 2000, the creation of Engineering-e.com in the second quarter of 1999, and increased product marketing costs.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES - Amortization of goodwill and other intangibles was $8,227,000 for 2000 compared to $4,815,000 for 1999, an increase of $3,412,000. The increase was due to the acquisitions of MARC, UAI and CSAR. The amount of amortization of goodwill and other intangibles in 2000 is expected to continue at the same level as the first three quarters of 2000, excluding the impact of any new acquisitions.

         As with revenue, MSC's expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on total operating expense (including cost of revenue) for 2000 and the risk of change in 2000. The trend exchange rate was determined by prorating the rate change between 1999 and 2000 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.


                                                2000                      2000                   2000 USING
                                             USING 1999                USING 2000             1999/2000 TREND
                                           EXCHANGE RATES           EXCHANGE RATES             EXCHANGE RATE
                                           --------------           --------------             -------------
 Total Operating Expense:
      The Americas                          $  76,756,000            $  76,756,000             $  76,756,000
      Europe                                   22,442,000               19,570,000                16,698,000
      Asia-Pacific                             14,576,000               15,901,000                17,492,000
                                            -------------            -------------             -------------

        Total Operating Expense             $ 113,774,000            $ 112,227,000             $ 110,946,000
                                            =============            =============             =============

Exchange Rates:
     $ / Euro                                   1.08                     0.94                      0.80
     Yen / $                                   116.80                   107.05                    97.30

         OPERATING INCOME - Operating income was $13,602,000 for 2000 compared to an operating loss of ($6,260,000) for 1999, an increase of $19,862,000. The operating loss for 1999 included a software impairment charge of $1,500,000, a write-off of acquired in-process technology of $4,067,000 and restructuring costs of $5,497,000. Without these charges, operating income would have totaled $4,804,000 for 1999 compared to $13,602,000 for 2000, an increase of $8,798,000.

         TOTAL OTHER EXPENSE (INCOME) - Total other expense was $4,536,000 for 2000 compared to total other income of ($6,676,000) for 1999, a decrease of $11,212,000. 1999's total other income included a $10,773,000 gain from the sale of an equity investment. Excluding this gain, total other expense was $4,097,000 for 1999, which represents an increase of $439,000 compared to the $4,536,000 of total other expense for 2000.

         INTEREST EXPENSE - Interest expense was $5,033,000 for 2000 compared to $4,145,000 for the prior year, an increase of $888,000, or 21%. The increase in interest expense was attributable to increased debt levels as a result of acquisitions. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering in 1994 and MARC in June 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC and interest on the note payable taken out as part of the CSAR acquisition in November 1999. For financial statement purposes, the convertible subordinated debentures and subordinated notes payable were issued with a discount. Such discount is amortized over the terms of the convertible subordinated debentures and subordinated notes payable and treated as additional interest expense. As a result, reported interest will be higher than the cash amount of interest that will actually be paid to the holders of the convertible subordinated debentures and subordinated notes payable.

         OTHER EXPENSE (INCOME) - Other income was $497,000 for 2000 compared to $48,000 for 1999, an increase of $449,000. The change in other expense (income) was due to an increase in net loss from minority interest. Other expense (income) also includes gains and losses on property and equipment and other non-operating income or expense.

         PROVISION FOR INCOME TAXES - The estimated effective tax rates for 2000 and 1999 were 37% and 44%, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate resulted from state income taxes and non-deductible goodwill charges from MSC's acquisitions during 1999, as well as tax benefits gained from the Company's foreign sales corporation. The difference between the effective tax rate for 2000 and 1999 is due to the write-off of acquired in-process technology in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         In the past, working capital needed to finance MSC's operations has been provided by cash on hand and from cash flow from operations. Management believes that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. MSC may engage in additional financing methods that it believes are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $25,315,000 and $28,958,000 for the nine months ended September 30, 2000 and 1999, respectively. MSC's working capital (current assets minus current liabilities) at September 30, 2000 was $15,407,000 compared to $11,656,000 at December 31, 1999, an increase of $3,751,000.

         During 2000, cash outlays related to the restructuring liability were $1,453,000. The remaining outlays are anticipated to be paid by the end of 2000, excluding certain lease commitments that may continue into 2001.

         In August 1999, MSC entered into a Loan and Security Agreement ("Loan Agreement") with its principal bank. This credit facility includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. As of September 30, 2000, the amount available under the line of credit, based on the defined borrowing base, was approximately $7,480,000. The term of the revolving portion of the Loan Agreement expires May 31, 2001. As of September 30, 2000, there was no balance outstanding on the line of credit and there were no borrowings from the line of credit during 1999 or 2000. On November 4, 1999, MSC borrowed $8,000,000 under the term loan in connection with the acquisition of CSAR. The term of the loan is two years and requires monthly principal payments of $267,000. As of September 30, 2000, the balance on the loan was $5,333,000. All borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points. Borrowings under the Loan Agreement are secured by nearly all of Company's goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of September 30, 2000, MSC is in compliance with all covenants.

         MSC issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA Engineering in 1994. An additional $2,000,000 principal amount of convertible subordinated debentures was issued, at a discount, in June 1999 in connection with the MARC acquisition. The debentures bear interest at 7-7/8% with interest payments due semi-annually on March 15 and September 15. The conversion feature permits the holder to convert the debentures into shares of MSC's common stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at MSC's option at any time after August 18, 1997 upon payment of a premium. A debenture interest payment was made in September 2000 for $2,306,000. The estimated interest payment to be paid in March 2001 is $2,354,000. The amount of interest expense will decrease if the debentures are converted into common stock. At September 30, 2000, the balance of the convertible subordinated debentures, excluding unamortized discount of $225,000, was $58,556,000.

         In June 1999, in connection with the MARC acquisition, MSC also issued subordinated notes payable in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The estimated interest payment to be paid in January 2001 is $577,000. $3,236,000 of the notes payable are due in June 2001 and the remaining $11,000,000 are due by June 2009.

         Management expects to continue to invest a substantial portion of MSC's revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During 2000 and 1999, MSC expended a total of $22,574,000 and $21,116,000, respectively, on development efforts, of which $9,586,000 and $6,328,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

         During 2000 and 1999, MSC acquired $5,757,000 and $1,912,000, respectively, of new property and equipment. Capital expenditures included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. MSC's capital expenditures vary from year to year, as required by business needs. The increase in capital expenditures from 1999 to 2000 was due to capital expenditures for Engineering-e.com and MSC.Linux. MSC intends to continue to expand the capabilities of its computer equipment used in the development and support of its proprietary software products. Management expects expenditures for property and equipment in 2000 and 2001 to be higher than 1999 due to additional expenditures for Engineering-e.com and MSC.Linux.

         MSC does not plan to pay dividends in the foreseeable future. In addition, MSC's Loan Agreement contains restrictions on the payment of dividends.

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

         Because MSC conducts a significant portion of its business in Europe through its wholly-owned German subsidiary, its business and operations will be affected by the Euro conversion. Management is addressing the Euro conversion, but its impact on future operating results is uncertain. Management expects the conversion to decrease pressure for pricing in legacy currencies in the participating countries. However, it also does business in many non-participating countries, including the United Kingdom. This could lead to an increase in cross-border competition, which could affect its allocation of resources within Europe, and eventually MSC's labor cost.

         MSC is implementing an upgrade to its management information system which includes the ability to simultaneously record transactions in Euros, perform the prescribed currency conversion computations and convert legacy currency amounts to Euro. The impact of the conversion on MSC's currency risk and taxable income is not expected to be significant. In regard to contracts denominated in legacy currencies, management has not identified any third party or customer contracts whose performance might be considered unenforceable due to a currency substitution. Software lease and support contracts are typically renewed on an annual basis.

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

         - Strong competition in the software industry may affect prices, which could reduce margins and adversely affect our operating results and financial position;

         - If we cannot adequately protect our intellectual property rights, our financial results may suffer;

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

   EXHIBIT
   NUMBER
   -------

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

    27**       Financial Data Schedule for the Nine Months Ended September 30,
               2000

------------------------

** Indicates filed herewith.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MSC.SOFTWARE CORPORATION
                                               (REGISTRANT)





                            By:          /s/ LOUIS A. GRECO
                               -------------------------------------------------
Date: November 14, 2000            LOUIS A. GRECO - CHIEF FINANCIAL OFFICER
                                  (Mr. Greco is the Principal Financial and
                                     Accounting Officer and has been duly
                                authorized to sign on behalf of the Registrant)