Form 10-K
period 2000-12-31
MSC SOFTWARE CORP
filed 2001-04-02
CIK 717238

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

Commission File Number 1-8722

MSC.SOFTWARE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-2239450 (IRS Employer Identification No.)
815 Colorado Boulevard Los Angeles, California (Address of principal executive offices)	90041 (Zip Code)

(323) 258-9111
(Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
7-7/8% Convertible Subordinated Debentures Due August 18, 2004	New York Stock Exchange

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

    As of March 15, 2001, the approximate aggregate market value of MSC.Software Corporation's voting stock held by non-affiliates was $133,074,000.

    As of March 15, 2001, there were outstanding 14,236,336 shares of Common Stock of MSC.Software Corporation.

MSC.SOFTWARE CORPORATION
INDEX TO FORM 10-K
DECEMBER 31, 2000

		Page
PART I
Item 1.	Business	1
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	83

PART I

ITEM 1. BUSINESS

GENERAL

    MSC.Software was re-incorporated in Delaware in 1994. Since our inception in 1963, we have been engaged in mechanical computer-aided engineering, including the development, marketing and support of mechanical computer-aided engineering software solutions to optimize product design and quality, reduce product design costs and time to market, and complement and minimize physical testing of products. We also provide a broad range of strategic engineering software consulting services to our customers to improve the integration and performance of their simulation technologies. We serve customers in several industries, including aerospace, automotive, off-road vehicles, machinery, electronics, consumer products, shipbuilding and railroad.

    In the current computer-aided design and manufacturing environment, designs are simulated before manufacturing begins. Simulation tools allow engineers to construct computer models of products, components and systems to simulate performance conditions and predict physical responses to varying levels of stress, pressure, temperature and other variables. This allows our customers to get better products to market faster. They do this by reducing costly and time-consuming physical testing of prototypes, and by substantially increasing the number of design trade-offs and design cycles. Recent extensions of technology to simulate manufacturing processes now offer the opportunity to deliver substantial returns on investment for manufacturing companies.

    Since early 1999, we have engaged in a number of key strategic activities to expand our market opportunities. These activities include the completion of four acquisitions to broaden the technology scope of our core simulation software products and the establishment of a focused professional services group. The professional services group includes traditional engineering consulting activities as well as extreme performance computing services, with special technical expertise in the use of Linux and other related operating systems. As an Application Service Provider, we are utilizing the Internet and web-centric engineering software tools to broaden our customer base and expand our total available market.

    In 2000, we sold our products and services to over 5,400 customers worldwide through our dedicated sales force and value-added resellers. We maintain 52 offices in 22 countries.

INDUSTRY

    The product development industry broadly includes four interrelated software segments: mechanical computer-aided design ("CAD"); computer-aided engineering ("CAE"); computer-aided manufacturing ("CAM"); and product data management ("PDM") software products and related services. These segments combined are referred to as the mechanical computer-aided design ("MCAD") industry. Our products generally are in the CAE segment.

    Product development has traditionally been an iterative process of detailed product definition, conceptual design, layout, drafting, physical prototyping, testing, design refinement, manufacturing and assembly. Prior to the development of computer-driven design tools, the product development cycle demanded a long lead time since modifications to a product's design required time intensive manual redesign at each step. CAD, CAM and CAE allowed engineers to create and test designs much more quickly and accurately.

    Once focused on the individual engineer's demand for functionality, the market is now driven by the needs of the original equipment manufacturers, suppliers, partners and customers to collaborate, share data and integrate the multiple sub-assemblies in the creation of a complex master digital model. These needs have raised decision-making to executive management levels. However, the requirement for an enterprise level solution has not lessened the need to provide superior functionality and engineering capabilities to the individual user.

    CAE provides design engineers with the tools to develop simulations that test the robustness of their designs through physics based rules to test whether a mechanical part, such as a crankshaft, or a system of parts, such as an automobile, performs in the desired manner. CAE simulates stresses that the prototype may encounter, such as typical operation to crash testing. These simulations enable design engineers to gain important information on the likely performance of their products and allow them to make alterations to designs early in the process that would likely prove faulty, saving time and potentially costly redesigns later in the process. Our simulation software is designed to interoperate seamlessly with the leading MCAD software products in the market.

    The process of developing, testing and communicating new product designs throughout the enterprise requires large amounts of scarce resources, including skilled engineers and processing power. The refinement of software interfaces, increased network capacity, scalability of resources and continued integration of enterprises have partially mitigated these challenges. However, continued competitive pressure exists to streamline the process for both continued cost savings and more rapid product design.

OUR STRATEGY

    Our goal is to expand our leading position as a provider of simulation software solutions and services. We are doing this by increasing the size of the market that we address and by increasing our ability to reach and serve both new and existing customers. Our strategy has the following key elements:

  •
  Maintain and expand our leading position in simulation software. We are the leader in providing high-end simulation software to the aerospace, automotive and other manufacturing industries. We will continue to focus our efforts on these industries, but will apply the technical expertise we have developed to additional applications in manufacturing as well as consumer products and other industries that are increasingly turning to simulation during the development phase of production. Our products have recently been used by a manufacturer to optimize material usage, a cellular phone manufacturer to perform drop tests for durability and heat transfer, and a toy manufacturer to meet product safety standards and improve functionality.

  •
  leverage our expertise in simulation software by providing engineering consulting services. We have been providing simulation software for over 36 years and in that time we have developed a significant amount of expertise in simulation technologies. We are leveraging that expertise by providing strategic engineering software consulting services to our customers to improve the integration and performance of their simulation technologies. For example, we developed a predictive time modeling system for Cooper Tire to integrate simulation, design and testing, helping Cooper Tire to reduce tire development time by 70%. We also provide training, onsite support and implementation services for our customers.

  •
  Expand our engineering consulting services to support the Linux operating system. The Internet has accelerated the development of open source software. Open source software has emerged as a viable alternative to traditional proprietary software. One of the better-known open source products is the Linux operating system. We are providing our customers with cost-effective Linux-based applications of our products and helping our customers who request to move to Linux by configuring their systems, porting their in-house software, customizing the operating system for special needs, and providing training. We deliver our software on Linux computer clusters, providing "turnkey supercomputing" with tremendous price-performance benefits.

  •
  Offer our software and engineering consulting services through the Internet. In addition to our dedicated sales force, we are continuing to make our software Web-enabled and in March 1999 we launched our Web portal, Engineering-e.com. This portal allows our customers to "rent" many of our software products for a specified period of time or run simulations on demand through our network. Early in March 2000 we launched the Simulation Center, where customers were able to run our software across the Web, removing the need for them to purchase computers for performing simulation. In addition, commencing in June 2000, our customers were able to access our Engineering Exchange, which matches clients who have engineering problems with consultants with a wide variety of expertise.

SOFTWARE

    We market our software products under the name MSC.visualNastran and we group our products into four families:

  •
  MSC.visualNastran Enterprise—This family includes software for dedicated analysts at major manufacturers to simulate a wide variety of complex mechanical conditions. Within this family, we include our core simulation software, including MSC.Nastran, MSC. Patran, MSC.Marc, MSC.Dytran and MSC.Enterprise Mvision.

  •
  MSC.visualNastran Desktop—The family includes software for design engineers at large or small companies who need to verify design concepts. This family includes the current Working Knowledge products and others to be defined.

  •
  MSC.visualNastran Professional—The family includes software for multi-disciplinary engineers at large or small companies that perform simulation on occasion, though this is not their primary task. This family includes the Ultima product, MSC.Nastran for Windows, and new integrated products for these engineers, among others.

  •
  MSC.e-visualNastran—The family includes software from the other MSC.visualNastran families that runs across the Web in an Internet Application Services Provider ("ASP") model that is similar to data centers.

    Our simulation software products consist primarily of a complement of solvers linked to a graphically based customer interface, sometimes referred to as pre and post processor. These solvers are capable of simulating virtually any mechanical or structural phenomena.

    The governing principles for our core software are to provide:

  •
  Enhanced engineering productivity, in terms of process/task automation (via dedicated environments, templates, and workflow managers), numerical and graphics performance, and overall ease of use;

  •
  Greater range of simulation, including loads analysis (and kinematics), non-linear effects, robust design (including probabilistic analysis), manufacturing process simulation, and test correlation;

  •
  Increased modeling, manipulation, and analysis of assemblies, from geometry to full finite element analysis models to super-elements/substructures to matrices from analysis and test;

  •
  Continued commitment to data exchange standards such as AP203, AP214, and AP209; and

  •
  Increased emphasis on advanced visualization techniques and dedicated results processing utilities.

MSC.visualNastran Enterprise Family

    MSC.Nastran—MSC.Nastran is a descendant of NASTRAN™, a computer program owned by the United States Government and leased to others. We have improved upon NASTRAN™ since NASTRAN™ was first released in 1970 and the current capabilities and scope of MSC.Nastran are substantially greater than those of NASTRAN™. We have been selling MSC.Nastran since 1971. Pursuant to a 1982 agreement with the National Aeronautics and Space Administration, we acquired the non-exclusive perpetual rights to commercially use those elements of NASTRAN™ which are embodied in MSC.Nastran.

    We believe that MSC.Nastran is the leading program for engineering analysis worldwide, based upon capability, functionality, international acceptance and sales volume. MSC.Nastran is based upon the "finite element method", or FEM, of analysis. With FEM analysis, complex structures are divided into small elements, which form a finite element model, which is then subjected to computer analysis. MSC.Nastran is used to analyze structures in order to determine, among other things, their strength, safety and performance characteristics. For example, in the aerospace industry, MSC.Nastran is employed to determine the stress distribution in the major parts of an aircraft, such as engines, wings, fuselage and tail. A computer analysis could be applied to improve the design of aircraft by suggesting the removal of material where stresses are low and the addition of material where stresses are high, while reducing the usage of physical prototypes and other testing. With this knowledge, aircraft can be made both stronger and lighter. The same principles have been applied to improve the design of jets, rockets, engines, automobiles, trucks, tires, ships, farm equipment, heavy industrial equipment, nuclear containment vessels, helicopters, spacecraft and other products and structures.

    Because MSC.Nastran has been designed in a modular way, new features can be added and obsolete features replaced without disrupting the other modules of the system. As a result, major changes in computer hardware have been systematically accommodated. For example, the program has been adapted to be used on a variety of computer types, from supercomputers to personal computers. We believe that the continued development and maintenance of MSC.Nastran, together with the modular design features of that program, have prevented, and will continue to prevent, its obsolescence, although no assurance can be given that future changes in hardware or breakthroughs in software design will not result in the obsolescence of the program.

    Version 2000 of MSC.Nastran was released in October 1999, a key feature being support for distributed parallel processing for statics, normal modes, and frequency response analysis. As an example, this feature now makes it possible for large automotive jobs to be run during the workday, enabling this type of simulation to be an integral part of the design process. Material sensitivity was also added. Over the next two years, our emphasis will expand to include more non-linear capabilities, utilizing MSC.Marc technologies, which are needed for large, system-type simulation.

    MSC.Patran—MSC.Patran provides finite element modeling, analysis data integration, analysis simulation, and results evaluation capabilities to simulate product performance early in the design-for-manufacture process. All of the functions of MSC.Patran may be integrated, automated and tailored to the user's specific requirements using a powerful programming command language. We believe MSC.Patran is the standard simulation environment for manufacturers worldwide, based upon its enhanced usability, direct CAD access, automated finite element modeling and completeness of analysis integration. MSC.Marc Mentat continues to be the pre and post processor for MSC.Marc, and its unique features are being merged into MSC.Patran.

    MSC.Marc—MSC.Marc is the newest addition to the MSC.Software suite of solvers. MSC.Marc is a non-linear finite element analysis program that offers substantial multi-physics simulation capability as well as automated non-linear analysis of complex contact problems commonly found in rubber or metal forming and many other applications. MSC.Marc also has extensive distributed parallel processing capabilities, and it is known for its contact algorithms and its extensive materials library.

    MSC.Dytran—MSC.Dytran is for highly-non-linear analyses such as those found in impact. It uniquely combines fluid-structure interaction to facilitate the simulation of tire hydroplaning and occupant safety (airbag-occupant interaction).

    MSC.Enterprise Mvision—MSC.Enterprise Mvision delivers quality materials information for use and reuse during the product development, testing and manufacturing cycles. This valuable resource and data is available to engineers worldwide via integrated Intranet and Extranet web access. MSC.Enterprise Mvision provides electronic data exporting directly into popular CAD/CAE programs, and can be supplied complete with authoritative, ready-to-go materials databanks from the extensive MSC.Mvision library.

MSC.visualNastran Professional/Desktop Family

    MSC.Nastran for Windows—MSC.Nastran for Windows is a Windows NT-based simulation product, incorporating finite element modeling, simulation, and post processing. It uses MSC.Nastran as the solver engine. MSC.Nastran for Windows was launched in early 1995.

    MSC.Working Model—The December 1998 acquisition of Knowledge Revolution Inc. ("KR") led to the MSC.visualNastran Desktop suite of products for motion and visualization/animation. These products can be linked to solid modelers such as Solid Works, Mechanical Desktop and Solid Edge. We plan to extend their visualization capabilities to work with our core solvers.

    During 1999, we introduced MSC.visualNastran 4D, which combined MSC.Working Model Motion with MSC.InCheck. MSC.Working Model Motion is used to simulate motion such as falling and colliding objects, pistons or conveyor. This simulation answers the question "Will it work?" MSC.InCheck is used to simulate stress, deformation and vibration. This simulation answers the question "Will it break?" These products run on Microsoft Windows-based personal computers and are closely linked to desktop-based CAD programs such as Solid Works, Mechanical Desktop and Solid Edge.

Other Software Products

    Our other software products include MSC.Fatigue for durability analysis, MSC.Akusmod for internal acoustic modeling and analysis, and MSC.Construct for topology and shape optimization. In addition, we have a variety of other products, none of which accounts for more than 5% of our revenue, including MSC.SuperModel for aerospace structural modeling, and MSC.SuperForge for forging simulation.

PROFESSIONAL SERVICES

    We provide a broad range of professional services, including the following:

    •
    Process Automation—We work closely with our key customers to advise them on product development processes, enabling them to make better products in less time and for less cost. We assist our customers to automate the process by providing software systems that integrate our software with PDM, CAD, test, and in-house software. Automation moves simulation up front in the conceptual and detailed design phases to enable simulation to be performed by design engineers and to be an integral part of the product development process. In many of our service engagements, we use MSC.Acumen to create design engineering workflow templates that capture and automate the engineering process, providing tremendous productivity gains.

    •
    Engineering Services—We provide engineering analysis and design services to our existing software customers and to companies who do not use our software. These services are delivered to our current customers to provide analysis or design expertise that they may not have, and to augment their capabilities if they have a manpower shortage. These services are provided to other companies who do not have any analysis or design professionals on staff, but who need these capabilities provided via outsourcing. We deliver the expertise of over 200 highly trained engineers who write, support, and use our software on a daily basis. We have provided services to automotive, aerospace, biomedical, electronic packaging, petrochemical, nuclear, and consumer product manufacturers and suppliers. In addition to analysis and design services before a product's manufacture, we have also investigated the cause of in-service failures for a wide range of products.

EXTREME PERFORMANCE COMPUTING SERVICES

    Linux Services—A new service area for us will be porting to the Linux operating system. For Linux, we will help our customers move from Unix, configuring systems for them, porting their in-house software, customizing the operating system for special needs, and training them.

    Turnkey Services—We will also offer our customers increased capability and productivity through "turnkey" systems that include computers, the operating system, and software (ours and others). The computers will range from single personal computers or workstations to high-performance clusters of multiple machines.

INTERNET SERVICES

    Through our Engineering-e.com division, we offer simulation software package tools to a broad base of customers over the Internet. Our site went live in April 1999, our Simulation Center was launched in March 2000 and our Engineering Exchange was launched in June 2000.

    Simulation Center—The Simulation Center provides the engineering community access to the latest and most advanced simulation tools over the Internet on a subscription basis. The cornerstone of our ASP product line is MSC.visualNastran 4D, a design simulation package. Each of our Simulation Center applications runs on our servers and is paid for by the customer on a monthly subscription basis. Our ASP reduces the need for customers to make significant upfront investments in software and upgrades, computer infrastructure, and system maintenance.

    Engineering Exchange—Through our Engineering Exchange, we provide a consulting service facility to support the outsourcing of engineering consulting projects using the Internet to connect consultants with clients. The Engineering Exchange provides a cost-effective means for connecting clients with a need for consulting services with consultants who can fulfill the need. The Engineering Exchange provides a Web-based environment for companies to post projects and consultants to bid on them in open competition. This new mode of outsourcing facilitates both client and consultant opportunities using the speed and global reach of the Internet. The Engineering Exchange also offers a structured, manageable problem description process with templates designed to structure an engineering project into a comprehensive request for proposals. The Engineering Exchange also provides for online meeting services and administrative handling of contract and billing details for the consultant participants.

TRAINING AND ONSITE SERVICES

    Training—We have developed educational tools designed to train users of our products as an extension of our software business. Training seminars are conducted in local languages on a frequent basis at the MSC Institute of Technology in Costa Mesa, California, at our offices worldwide, and at client sites. We also offer both our core simulation software and Working Knowledge products to schools and universities.

    Custom Software Development, Collaborative Development, and Porting—We can customize our software in order to provide customer requested capabilities on a funded basis. Some of our major software capabilities—including dynamic sensitivity and optimization, acoustics, and static aeroelasticity—were developed as custom projects. In many cases, the projects are fully funded by the customer, but there are cases where we absorb part of the cost if there is a future commercial benefit (collaborative development). One type of custom development is funded porting, where the hardware provider pays us to port our software to their new hardware or to new versions of operating systems.

    Onsite Support—As an optional service, we also provide onsite support for our software. This service enables our customers to receive a dedicated level of technical support, with our personnel becoming or adding to the in-house experts.

RESEARCH AND DEVELOPMENT

    We continually expend significant amounts on the development and maintenance of our suite of software products, as well as on new product research and development. During the years ended December 31, 2000, 1999 and 1998, gross research and development expenditures were approximately $30,311,000, $27,766,000 and $25,266,000, respectively. Of the amounts expended, $13,655,000, $8,255,000 and $11,600,000, respectively, were included in software costs capitalized.

    Our development activities have historically involved adding new capabilities to our family of simulation programs or converting those programs for use on new computer platforms. These activities are intended to prevent technological obsolescence and assure our clients the maximum flexibility in selecting computer hardware.

    Maintenance of our software products includes system integration, quality assurance testing, error correction, and modifications to accommodate changes to computer system software. Given the maturity of our software, most maintenance efforts stem from continuing new developments. Maintenance costs are expensed as incurred.

    We have recently increased our expenditure for software development. This increase resulted primarily from the acquisitions of MARC Analysis Research Corporation ("MARC"), Universal Analytics Inc. ("UAI"), Computerized Structural Analysis and Research Corporation ("CSAR") and KR, and changes within our product management function in staffing and staff mix related to a strategic revision in product development activity. This shift in strategy de-emphasizes features upgrades for specific products and promotes the development of technologies and integrated software solutions for targeted customers. Our total development cost before software capitalization was 17% of revenue for 2000, which was consistent with our target under the new strategy.

SALES AND MARKETING

    We sell our products worldwide through a dedicated sales force as well as value added resellers. We also use the Internet for domestic marketing. At December 31, 2000, our sales force consisted of 349 sales and marketing personnel in 22 countries. We market our products by advertising in trade publications, participating in industry trade shows and exhibits, conducting training seminars and working with our strategic partners as described above.

    Historically, our software products were used primarily in the design phase of product development. Accordingly, we targeted our marketing efforts on the product design engineers of our customers. With the addition of MSC.Marc, we have expanded our marketing efforts to also cover the manufacturing engineers of our customers.

    Pricing of products sold in Europe through our German subsidiary are in Euros or local currency and products sold through our Japanese subsidiary are generally denominated in Japanese Yen. All other products are sold through contracts that are generally denominated in United States Dollars.

POST SALES SUPPORT

    Client service is an integral aspect of our marketing program. We maintain toll-free numbers and a "hot line" service for our clients. We have invested in advanced "call center" technologies to improve our capabilities.

    User manuals, training and quality assurance are also essential to our marketing program. Our user manuals are comprehensive and updated on a regular basis. A staff of writers and editors manage the design, writing, editing and preparation of user manuals as well as training materials and promotional literature.

    We conduct formal training for clients, ranging from three-day introductory courses to intensive courses on specialized subjects for experienced users. Onsite courses for clients are provided for larger user organizations. We also host technology and industry conferences in the United States, Europe and Asia-Pacific to gather data on client needs, new engineering applications, and new trends in computing technology.

REVENUE POLICY

    We provide a variety of licensing alternatives for the use of our software products. Our software products have been primarily offered on an annual non-cancelable, pre-paid license basis. An annual non-cancelable, pre-paid license is set at a fixed rate for the period and provides for payment in advance of use. Prior to October 1, 1998, license revenue was recognized at the time of sale, while maintenance revenue, representing approximately 15% of the revenue from a non-cancelable, pre-paid license, was recognized ratably over the term of the maintenance period. Effective October 1, 1998, we adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions", pursuant to which revenue will be recognized ratably over the life of the contract for a non-cancelable, pre-paid annual license.

SALES AND SUPPORT OFFICES

    We maintain North American sales and client support offices in:

• Atlanta, Georgia	• Bellevue, Washington	• Costa Mesa, California
• Dayton, Ohio	• East Berlin, Connecticut	• Grapevine, Texas
• Los Angeles, California	• Lowell, Massachusetts	• Mount Laurel, New Jersey
• Palo Alto, California	• San Diego California	• San Mateo, California
• Southfield, Michigan

    Sales and/or technical support representatives who have engineering backgrounds and experience using our products are staffed in these offices. These representatives market our products, provide training in their use, respond to user support calls and provide solutions for simulation analysis throughout North America. In addition, sales and support personnel work out of numerous home offices throughout the United States.

    Our products are marketed, distributed and supported outside of North America through a network of foreign subsidiary offices. Our wholly-owned European subsidiary, headquartered in Munich, Germany, manages our network of wholly-owned subsidiaries in the United Kingdom, Italy, Spain, France, Norway, The Netherlands, Poland, and the Czech Republic. Other sales offices are located in Greece, Russia, Hungary, Belgium, Romania, Slovenia and Turkey. In the Asia-Pacific region, sales and service are handled through our wholly-owned subsidiary in Tokyo, Japan, with branch offices in Osaka and Nagoya, as well as other sales and services offices in Korea, Taiwan and the People's Republic of China. Foreign subsidiary offices are also located in Brazil and Australia.

    Representative arrangements are also utilized in several other European and Asia-Pacific countries as well as in India and parts of Latin America.

CUSTOMERS

    In 2000, we sold our products to approximately 5,400 customers. Customers in the aerospace, automotive and other manufacturing industries accounted for 32%, 25% and 15%, respectively, of our revenues for 2000, although no single customer accounted for more than 5% of our revenues.

    For 2000, foreign export sales accounted for 57% of gross revenues, most of which was attributable to Europe (29%) and Asia-Pacific (28%). The balance was attributable to Canada and South America.

BACKLOG

    We do not maintain backlog statistics for our products because software is generally available for delivery upon execution of a licensing agreement or contract. Backlog for consulting services work is currently not material.

INTELLECTUAL PROPERTY RIGHTS

    We regard our software as proprietary and rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect our proprietary right in our products. We distribute our software products under software license agreements that grant customers nonexclusive licenses for the use of our products, which are nontransferable. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a site license for its use of the software. Software and hardware security measures are also employed to prevent unauthorized use of our software, and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software.

    MSC, MSC., MSC.Aries, MSC.Patran, MSC.Mvision and MSC.Dytran are our registered trademarks. Working Model is a registered trademark of our wholly-owned subsidiary, Knowledge Revolution, Inc. NASTRAN™ is a registered trademark of NASA. MSC.Nastran is an enhanced proprietary version of NASTRAN™.

    MSC.Nastran, MSC.Nastran for Windows, MSC.SuperModel, MSC.InCheck, MSC.SuperForge, MSC.NVH Manager, MSC.DropTest, MSC.FEA, MSC.Fatigue, MSC.Working Knowledge, MSC.Construct, and MSC.AMS are our trademarks. We also obtained the registered trademarks of MARC, Mentat, MARC/AutoForge, CSA and CSAR as part of our 1999 acquisitions. Registration is pending on certain of these trademarks. Most of our trademarks have also been registered in foreign countries.

    In addition, we maintain federal statutory copyright protection with respect to our software programs and products, have registered copyrights on all documentation and manuals related to these programs, and maintain trade secret protection on our software products.

COMPETITION

    We compete in highly competitive markets, including the development and marketing of software for use principally by engineers and designers in industry, research laboratories and universities. We believe that we are a leading supplier of software and services to the MCAE markets in which we compete.

    We must continue to offer attractive prices and performance capabilities in order to retain existing clients and further extend our markets. See "Research and Development" and "Sales and Marketing" above. We compete primarily based upon product quality, service, price and technological innovation.

EMPLOYEES

    At December 31, 2000, we employed 918 persons, of whom 463 were involved in technical activities, 349 in sales and marketing, and 106 in administration. Of these employees, over half of them hold advanced degrees. We have no contracts with labor organizations and believe our relations with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth certain information about our executive officers. We are not aware of any arrangement or understanding between these persons and any other persons pursuant to which the executive officers were selected as such. We are not aware of any family relationships between these executive officers and any other executive officers.

Name	Age	Current Position
Frank Perna, Jr.	63	Chairman and Chief Executive Officer
Louis A. Greco	53	Chief Financial Officer and Corporate Secretary
Kenneth D. Blakely	46	Senior Vice President and General Manager—Mechanical Solutions Division
John Di Lullo	57	Vice President and General Manager—Engineering-e.com Division
Jeffrey M. Morgan	55	Vice President—Worldwide Product and Business Development
John W. Mowrey	60	Vice President—Professional Services
Richard C. Murphy	37	Vice President—The Americas
Greg Sikes	38	Vice President and General Manager—Linux Division
Dr. Christopher St. John	54	Vice President—Europe
Masaru Tateishi	55	Vice President—Asia-Pacific

    Frank Perna, Jr. has served as Chairman and Chief Executive Officer since December 1998. Prior to that, Mr. Perna was Chairman and Chief Executive Officer of EOS, a privately held provider of power supplies for electrical equipment and notebook computers, from 1994 to 1998. Mr. Perna also serves as a director of California Amplifier, Inc., a public company that designs and manufacturers a broad line of microwave amplifier equipment used with satellite video and terrestrial broadband applications, and as a director of Geometric Software Solutions Co. Ltd., a public company headquartered in India providing CAD/CAM/CAE/PDM software applications, component technology and development services. Mr. Perna previously served as director of PDA Engineering from 1990 to 1994 and was a member of the Board of Directors of PDA Engineering when it was acquired by us.

    Louis A. Greco has served as Chief Financial Officer since March 1983. He has served as Corporate Secretary since December 1985. Mr. Greco has a Bachelor of Science Degree in Business with an Accounting Emphasis from California State University at Los Angeles and a Masters Degree in Business Administration from the University of Southern California. He is also a Certified Public Accountant.

    Kenneth D. Blakely has served as Senior Vice President and General Manager of our Mechanical Solutions Division since January 1999. Prior positions at MSC.Software include Vice President and General Manager of the Aerospace Business Unit; Vice President of Marketing; Director of Product Management; and Manager of Technical Planning and Product Services. He also headed the MSC.Nastran for Windows team, responsible for conceiving, developing and launching the product. Mr. Blakely has written more than 40 technical papers, primarily on test-analysis correlation, structural dynamics, PC applications, and CAD-FEA interoperability. Mr. Blakely has a Bachelor of Science Degree in Engineering and a Masters Degree in Structural Dynamics from the University of California at Los Angeles.

    John Di Lullo has served as Vice President and General Manager of our Engineering-e.com Division since March 2000. He came to us in October 1999. Prior to that, Mr. Di Lullo was the General Manager of Education Systems at Systems and Computer Technology from December 1997 through October 1999, where he web-enabled their software products. Mr. Di Lullo was a Senior Director at Time-Warner from October 1994 through December 1997, where he led various Internet commerce initiatives. Mr. Di Lullo has a Bachelor of Science Degree in Mathematics and a Masters Degree in Information Systems from Temple University.

    Jeffrey M. Morgan has served as Vice President of Worldwide Product and Business Development of our Mechanical Solutions Division since March 2000. Mr. Morgan came to us with the acquisition of UAI, where he served as President since 1992. Mr. Morgan has a Bachelor of Science Degree in Flight Sciences from Columbia University.

    John W. Mowrey has served as Vice President of Professional Services since September 2000. Prior to that, he was President and Chief Operating Officer of Automated Analysis Corporation, an Ann Arbor services company, from October 1997 to August 2000. Mr. Mowrey has extensive experience in the automotive industry, having served with General Motors from 1962 to 1982, where he held numerous positions including Vehicle Chief Engineer and Executive Director of Planning for Chevrolet. He moved to American Motors as Vice President of Product Planning, Design and Purchasing in 1982. After its acquisition by DaimlerChrysler in 1987, he went into the engineering services business, first as Chief Executive Officer of Time Engineering (1988 to 1992), then as Executive Vice President of Modern Engineering (1992 to 1996). He became a Senior Consultant to Andersen Consulting in 1996, and subsequently joined Automated Analysis in a relationship with Andersen Consulting. Mr. Mowrey has a Bachelor of Science Degree in Mechanical Engineering from Carnegie-Mellon University and a Masters Degree in Engineering from the University of Michigan.

    Richard C. Murphy has served as Vice President of The Americas of our Mechanical Solutions Division since January 1999. Prior to that, he was Vice President and General Manager of the Growth Industries Business Unit from February 1997 to December 1998; Vice President and General Manager of the General Manufacturing Unit from September 1996 to January 1997; Department Director of North American Sales and Support from March 1997 to August 1996; Regional Office Manager of North American Sales and Sales Support from February 1994 to February 1996; and Sales Representative of North American Sales and Support from April 1991 to January 1994. Mr. Murphy has a Bachelor of Science Degree in Mechanical Engineering Technology from California State Polytechnic University in Pomona, California.

    Greg Sikes has served as Vice President and General Manager of our Linux Division of MSC.Software since March 2000. Mr. Sikes joined us in 1993 and has held various positions including Director of Aerospace Development, Manager of Aerospace Products and Product Manager for MSC.Patran. Mr. Sikes has a Bachelor of Science Degree in Aeronautical Engineering from the University of Illinois and a Masters Degree in Mechanical Engineering from the University of California at Berkeley.

    Dr. Christopher St. John joined us in 1991 to start an Engineering Services business in the United Kingdom operation of PDA Engineering. He has served as Vice President of Europe of our Mechanical Solutions Division since April 1997. Prior to joining us, he worked for ten years in Engineering Education, lecturing first at the University of London and subsequently at the University of Minnesota. He then worked for ten years as a Consulting Engineer with companies in the United States and the United Kingdom. Dr. St. John received a Bachelor of Science Degree in Mining Engineering and a Ph.D for research on Numerical Modeling in Rock Mechanics, both from the University of London' Imperial College of Science and Technology.

    Masaru Tateishi has served as Vice President of Asia-Pacific of our Mechanical Solutions Division since February 1995. Before that, he was General Manager of MSC Japan from March 1993 to January 1995. Mr. Tateishi has Bachelor of Science and Masters Degrees in Naval Architecture from Kyushu National University (Japan).

RISK FACTORS

    Some of the statements in this report are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). You can identify these statements by the use of words like "may", "will", "could", "continue", "expect" and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons, including those set forth below. The statements in this section are being made pursuant to the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The forward-looking statements made in this report are made only as of the date of this report and we do not undertake to update or revise the forward-looking statements.

    Downturns in the industries we serve would adversely affect our operating results. For 2000, sales to customers in the aerospace and automotive industries accounted for approximately 32% and 25%, respectively, of our revenues. Changes in capital spending by, and cyclical trends affecting, customers in these industries may adversely affect the demand for our products and services. In addition, these types of customers tend to adhere to a technology choice for long periods, possibly an entire development cycle. As a result, a lost opportunity with a given customer may not become an opportunity for several years.

    Our international sales expose us to material risks. Revenues from foreign export sales represented 57% of our gross revenue for 2000. We expect revenues from foreign export sales to continue to represent a significant portion of total revenue. There are risks inherent in doing business internationally, including:

  •
  Currency exchange rate fluctuations, as many of our sales originating with our German and Japanese subsidiaries are stated in foreign currencies, which may affect the value of profits earned on international sales when converted to United States Dollars;
  •
  Imposition of government controls;
  •
  Export license requirements;
  •
  Restrictions on the export of critical technology or other trade restrictions;
  •
  Political and economic instability;
  •
  Ineffective copyright and trade secret protections under foreign law;
  •
  Changes in regulatory practices, tariffs and taxes;
  •
  Difficulties in staffing and managing international operations;
  •
  Longer accounts receivable payment cycles; and
  •
  Burdens of complying with a wide variety of foreign laws and regulations.

    We may not be able to develop new products to satisfy changes in demand to meet competition. Our operating results will depend in part on our ability to develop and introduce new and enhanced products on a timely basis. Successful product development and introduction depends on numerous factors, including our ability to anticipate customer requirements, changes in technology, our ability to differentiate our products from those of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely or cost-effective manner or to develop and introduce products that satisfy customer requirements. Our products also may not achieve market acceptance or correctly anticipate technological changes.

    The timing of orders can impact our quarterly results and the price of our common stock. We derive most of our revenue from selling software products and services to high-end users of the product design markets. Our revenue growth and our ability to match spending levels with revenue growth rates will directly affect our future operating results. Historically, a significant portion of our revenue has been generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. Accordingly, we may experience fluctuations in our future operating results on a quarterly or annual basis, which, in turn, could adversely affect the price of our common stock.

    Our operating expenses are fixed in advance. Therefore, we have limited ability to reduce expenses in response to any revenue shortfalls. We plan our operating expense levels, in part, on expected revenue growth. Our expense levels, however, are generally committed in advance and, in the near term, we are able to change only a relatively small portion of our expenses. As a result, our ability to convert operating outlays into expected revenue growth at profitable margins will affect our future operating results. If our future revenues are less than expected, our net income may be disproportionately affected since expenses are relatively fixed.

    Strong competition in the software industry may affect prices, which could reduce margins and adversely affect our operating results and financial position. The simulation software industry is highly competitive. The entire industry may experience pricing and margin pressure, which could adversely affect our operating results and financial position. Some of our current and possible future competitors have greater financial, technical, marketing and other resources than we do, and some have well-established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

    Our future success depends in part on the continued service of our key technical and management personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel in the software industry. We may not be able to continue to attract and retain qualified personnel necessary for the development of our business or to replace qualified personnel who may leave our employ in the future. Any growth we experience is expected to place increased demands on our resources and will likely require the addition of management and technical personnel, and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit, key technical and management personnel could harm our business.

    If we cannot adequately protect our intellectual property rights, our financial results may suffer. Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, the steps we take to protect our proprietary information may not be adequate to prevent misappropriation of our technology, and our competitors may independently develop technology that is substantially similar or superior to our technology.

    We could be harmed by litigation involving intellectual property rights.  We may be accused of infringing the intellectual property rights of third parties. Furthermore, we may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. Infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims may be asserted in the future and such assertions, if proven to be true, may harm our business.

    Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, would, at a minimum, be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms, or at all.

    We have acquired and may continue to acquire other companies and may be unable to successfully integrate such companies with our operations. During 1998 and 1999, we acquired five businesses. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

  •
  Unexpected losses of key employees or customers of the acquired company;
  •
  Conforming the acquired company's standards, processes, procedures and controls with our operations;
  •
  Coordinating our new product and process development;
  •
  Hiring additional management and other critical personnel;
  •
  Increasing the scope, geographic diversity and complexity of our operations;
  •
  Difficulties in consolidating facilities and transferring processes and know-how;
  •
  Other difficulties in the assimilation of acquired operations, technologies or products;
  •
  Diversion of management's attention from other business concerns; and
  •
  Adverse effects on existing business relationships with customers.

    Our stock price may continue to be volatile. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to other factors, including:

  •
  Variations in our anticipated or actual operating results;
  •
  Announcements or introductions of new products;
  •
  Technological innovations or setbacks by us or our competitors;
  •
  Conditions in the software market;
  •
  Commencement of litigation;
  •
  Changes in estimates of our performance by securities analysts; and
  •
  Announcements of merger or acquisition transactions.

    Certain provisions of our certificate of incorporation may delay, defer or prevent a change of control. Certain provisions of our Restated Certificate of Incorporation and Restated Bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders. These provisions include the following:

  •
  Division of our Board of Directors into three classes, with each class serving a staggered three-year term;
  •
  Removal of Directors for cause only;
  •
  Vesting of exclusive authority in the Board, the Chairman of the Board and the President (except as otherwise required by law) to call special meetings of stockholders;
  •
  Elimination of stockholder voting by consent;
  •
  Ability of the Board to authorize the issuance of preferred stock in series;
  •
  Vesting of exclusive authority in the Board to determine the size of the Board (subject to certain limited exceptions) and to fill vacancies thereon; and
  •
  Advance notice requirements for shareholder proposals and nominations for election to the Board.

    In addition to the above provisions, in 1998 we adopted a new shareholder rights plan. This plan entitles the stockholders, if an entity acquires more than 20% of our stock or in the event of a transaction commonly known as a "squeeze-out merger", to purchase either our common stock or the common stock of the merged entity at one-half of such stock's market value. We may redeem the rights at a nominal value until ten days after the announcement of the acquisition of such a 20% interest and under certain other circumstances.

ITEM 2. PROPERTIES

    All of our offices are leased under agreements expiring at various times over the next one to 12 years. The Los Angeles office serves as our corporate headquarters and e-commerce office. This office includes 28,035 square feet under a lease expiring in 2005. Our office in Costa Mesa, California includes 81,178 square feet under a lease expiring in 2002. In 2001, we will be relocating the corporate headquarters and the Costa Mesa office to new office space nearby in the South Coast Metro area of Orange County, California. We believe that this move will provide enhanced productivity by having key personnel in one office. The new office includes 203,511 square feet under a lease expiring in 2013. The earliest move-in date is anticipated to be April 2001. We also lease other offices throughout the United States and internationally. See Note 16—Commitments and Contingencies in Notes to Consolidated Financial Statements of this report for additional information regarding our lease obligations.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in various pending or threatened litigation matters arising out of the normal conduct of our business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the last quarter of our fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "MNS". The following table sets forth the high, low, average and closing prices, as reported on the NYSE composite trading system, for the periods shown:

	Sales Prices
	High	Low	Average	Close
Calendar Year 2000:
Fourth Quarter	$10.75	$6.50	$8.44	$7.85
Third Quarter	$12.20	$9.00	$10.30	$10.60
Second Quarter	$11.75	$8.31	$9.54	$9.31
First Quarter	$14.25	$7.50	$10.43	$11.81
Calendar Year 1999:
Fourth Quarter	$10.31	$6.25	$7.45	$10.13
Third Quarter	$7.25	$4.88	$5.77	$6.69
Second Quarter	$6.13	$5.19	$5.71	$5.81
First Quarter	$7.63	$5.06	$6.15	$6.00

    As of March 15, 2001, there were 385 record holders of our common stock. We eliminated our dividend in September 1996 and do not anticipate paying a dividend in the foreseeable future. In addition, our loan agreement with our principal bank imposes restrictions on the payment of cash dividends or payments on account of or in redemption, retirement or purchase of common stock or other distributions.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 is derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.

	As of and for the Years Ended December 31,
	2000	1999	1998	1997	1996
		(1)	(2)
STATEMENT OF OPERATIONS DATA:
Revenue	$178,024,000	$149,235,000	$125,397,000	$132,804,000	$132,081,000
Operating Income (Loss)	$23,141,000	$2,636,000	$(10,041,000)	$18,963,000	$18,685,000
Net Income (Loss)	$11,133,000	$5,097,000	$(12,979,000)	$9,887,000	$9,711,000
Basic Earnings (Loss)
Per Share	$0.79	$0.37	$(0.95)	$0.73	$0.72
Diluted Earnings (Loss)
Per Share	$0.76	$0.37	$(0.95)	$0.73	$0.72
Cash Dividends Declared
Per Share	$—	$—	$—	$—	$0.22
BALANCE SHEET DATA:
Total Assets	$208,654,000	$187,220,000	$140,617,000	$129,053,000	$119,786,000
Long-Term Debt:
Note Payable, Less
Current Portion	$—	$4,533,000	$—	$—	$—
Convertible Subordinated
Debentures, Net	$58,345,000	$58,287,000	$56,574,000	$56,574,000	$56,574,000
Subordinated Notes
Payable, Less Current
Portion	$8,874,000	$11,804,000	$—	$—	$—

(1)
Includes an in-process research and development charge of $4,067,000 related to the acquisition of MARC, impairment charges of $1,500,000 in cost of revenue, restructuring charges of $5,497,000, and a gain on sale of equity investment of $10,773,000.

(2)
Includes a reduction in revenue of $9,398,000 related to the change in how MSC recognizes revenue, an in-process research and development charge of $6,000,000 related to the acquisition of KR, impairment charges of $8,164,000 in cost of revenue, and restructuring and other impairment charges of $2,365,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leader in providing high-end engineering analysis technology. We develop and market mechanical computer-aided engineering, or MCAE, software for use principally by engineers and designers in industry, research laboratories and universities. Our MCAE solutions allow our customer's "design-to-manufacture" team greater freedom to innovate design concepts, optimize complex solutions and exploit materials as a design variable.

    In addition to our high-end engineering analysis technology, we have packaged our technology in lower-priced offerings for multi-disciplinary engineers that perform simulation on occasion and for design engineers who need to verify design concepts.

    On January 29, 1999, we changed our fiscal year from a year ending January 31 to a year ending December 31. All financial information for prior periods is restated to coincide with the new fiscal year.

RECENT ACQUISITIONS

    During 1999, MSC acquired the following companies: MARC Analysis Research Corporation ("MARC"); Universal Analytics Inc. ("UAI"); and Computerized Structural Analysis and Research Corporation ("CSAR"). In late December 1998, MSC acquired Knowledge Revolution Inc. ("KR").

    MARC Analysis Research Corporation—On June 18, 1999, we acquired all of the outstanding stock of MARC, a software developer and supplier whose products include MARC, a non-linear finite element analysis program for engineering structural analysis; Mentat, a graphical user interface for MARC; and MARC/Autoforge, a simulation program for the bulk forging industry.

    The aggregate fair value of the consideration paid to shareholders and holders of options of MARC resulted in a purchase price valued at approximately $36,100,000 including approximately $20,300,000 in cash and a package of securities to the MARC shareholders, including $11,000,000 principal amount of 8% subordinated notes due in 10 years, approximately $3,236,000 principal amount of 8% subordinated notes due in two years, $2,000,000 principal amount of our 7-7/8% convertible subordinated debentures due August 18, 2004, and five-year warrants to purchase 1,400,000 shares of our common stock at an exercise price of $10.00 per share.

    In allocating the purchase price to the acquired assets and assumed liabilities, we recorded an $8,719,000 deferred income tax liability related to identified intangible assets, offset by $1,933,000 for deferred income tax assets, and $2,360,000 for restructuring costs related to the integration of MARC, primarily severance costs and costs related to facility consolidations.

    The acquisition was accounted for as a purchase and, accordingly, the operating results of MARC are included in our consolidated financial statements from the date of acquisition. The total purchase price was allocated to the assets and liabilities of MARC based upon their approximate fair values. The independent appraisal of the acquired business included $4,067,000 of purchased in-process research and development, which was related to two products under development. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $3,433,000 to net tangible assets; $25,643,000 to identified intangible assets (including $15,274,000 of developed technology, $6,322,000 to customer list, $2,390,000 for trade name recognition, and $1,657,000 of assembled work force); and $12,126,000 to goodwill. Goodwill and identified intangibles are being amortized over 15 years.

    On the date of its acquisition, MARC's technology was classified between core or developed technology and in-process research and development. Three MARC products that had been released were grouped under developed technology and two development projects under way were identified as in-process research and development. The completion of the two development projects was estimated to be 24% and 91% at the time of acquisition. The technology assets were valued using a relief from royalty and discounted cash flow approach. The concept of the relief from royalty approach is that the value of a technology is the avoided cost of licensing the technology from a third party that the company would otherwise incur if it did not own the technology in question. The in-process technology was incorporated in our MSC.Marc and MSC.Marc Mentat products that were released in the second quarter of 2000.

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

    Universal Analytics Inc.—On June 24, 1999, we acquired UAI for approximately $8,400,000 in cash. UAI is a developer and distributor of FEA software and engineering services for the engineering community and to major manufacturers worldwide. The acquisition was accounted for as a purchase and, accordingly, the operating results of UAI are included in our consolidated financial statements from the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $6,800,000. Goodwill and identified intangibles are being amortized over ten years.

    Computerized Structural Analysis and Research Corporation—On November 4, 1999, we acquired CSAR for approximately $9,650,000 in cash and five-year warrants to purchase 110,000 shares of our common stock at an exercise price of $10.00 per share. We financed a portion of the purchase price through an $8,000,000 term loan. CSAR is a developer and distributor of FEA software and services for the engineering community and to major manufacturers worldwide. The acquisition has been accounted for as a purchase and, accordingly, the operating results of CSAR have been included in our consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $9,800,000. Goodwill and identified intangibles are being amortized over five years.

    Knowledge Revolution Inc.—In late December 1998, we acquired KR for approximately $19,200,000 in cash. KR is the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts. The acquisition was accounted for as a purchase. The total purchase price was allocated to the assets and liabilities of KR based on their approximate fair market value. The appraisal of the acquired business included $6,000,000 of purchased in-process research and development, which was related to three products under development. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $1,549,000 to net tangible assets; $9,890,000 to identified intangible assets (including $5,200,000 of value-added reseller distribution channel, $4,300,000 of developed technology, and $390,000 of assembled work force); and $1,786,000 to goodwill. Goodwill and identified intangibles are being amortized over three to ten years.

    On the date of its acquisition, KR's technology was classified between core or developed technology and in-process research and development. Four KR products, one released and the others under development, were identified and their reliance on the developed technology and in-process research and development was determined. The reliance on in-process research and development ranged from 0% to 90% on these products. In-process research and development was further segmented into classifications of completed and to-be-completed based on three criteria: (1) the estimated time required to complete the development; (2) the estimated cost to complete; and (3) the complexity involved in overcoming technological obstacles that must be resolved during development. The completion of development at the time of acquisition ranged from 39% to 72%. The in-process technology was incorporated in our Working Model Motion product that was released in the second quarter of 1999.

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

ACCOUNTING CHANGES

    In the fourth quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2—Software Revenue Recognition with Respect to Certain Transactions" which retained the restrictive definition of what qualified for vendor specific objective evidence ("VSOE") of fair value for allocating a contract fee among the various elements of a multiple element arrangement. VSOE of fair value must exist for all undelivered elements of an arrangement, such as post-sales customer support ("PCS"). As permitted, we adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable and pre-paid lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, since the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS elements of the arrangements is not available.

    Future quarters will also reflect the deferral of revenue associated with non-cancelable and pre-paid annual lease arrangements entered into in those quarters under SOP 98-9. Because SOP 98-9 did not permit restatements of prior periods and because there are annual license renewals in every month of the year, the entire effect of this change in revenue recognition was not fully recognized in reported revenue on a quarterly basis until the fourth quarter of 1999. The year 2000 is the first reported year that reflects a full twelve months of revenue under this method of revenue recognition for annual licenses.

ASSET IMPAIRMENT AND RESTRUCTURING

    We have consistently followed the policy of capitalizing software development costs related to product development in accordance with the guidelines established under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Capitalized software costs are then amortized over a period of time (expected useful life) that is estimated to equate to the term during which meaningful revenue from the related product is expected to be recognized. Previously capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established in SFAS No. 86 and SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of". We recognize impairment losses on long lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

    Accordingly, during the second quarter of 1999, we recognized non-cash pre-tax charges of $1,500,000 related to the write-off of the net book value of certain previously capitalized software development costs and to provide for the remaining payments due. These costs were deemed impaired because they represented duplicate technologies from those acquired in the MARC acquisition. During the fourth quarter of 1998, we recognized non-cash pre-tax charges of $7,771,000 related to the write-off of the net book value of certain previously capitalized software development costs and $393,000 of other impairment charges recorded in cost of revenues and a non-cash pre-tax charge of $1,670,000 recorded as part of restructuring and other impairment charges related to the write-off of previously reported goodwill from the acquisition of Silverado Software & Consulting ("Silverado").

    On February 3, 1999, we announced a new organizational structure following a re-evaluation of our business strategy. We are now emphasizing the expansion of the software business into new markets and value-added integration services. The new structure is designed to better serve the existing customer base and at the same time address expanding growth opportunities. The reorganization plan provided for a reduction in our worldwide workforce of approximately 75 positions and the consolidation of 15 field offices. These changes resulted in pre-tax charges of $5,497,000 in the first two quarters of 1999. The charges consist of severance costs of $2,908,000, costs related to facility consolidations of $2,262,000 and other charges of $327,000. We believe these charges provided a reduction in our annual operating costs.

RESULTS OF OPERATIONS

    The following table sets forth items included in the consolidated statements of operations data as percentages of total revenue.

	Years Ended December 31,
	2000	1999	1998
REVENUE:
Software Licenses	61.0%	67.6%	71.0%
Software Support and Services	39.0%	32.4%	29.0%

Total Revenue	100.0%	100.0%	100.0%

COST OF REVENUE:
Software Licenses	12.7%	12.8%	23.6%
Software Support and Services	12.5%	12.8%	13.3%

Total Cost of Revenue	25.2%	25.6%	36.9%

GROSS PROFIT	74.8%	74.4%	63.1%

OPERATING EXPENSE:
Research and Development	9.4%	13.1%	10.9%
Selling, General and Administrative	46.2%	48.3%	51.7%
Amortization of Goodwill and Other Intangibles	6.2%	4.8%	1.8%
Restructuring and Other Impairment Charges	—%	3.7%	1.9%
Write-Off of Acquired In-Process Technology	—%	2.7%	4.8%

Total Operating Expense	61.8%	72.6%	71.1%

OPERATING INCOME (LOSS)	13.0%	1.8%	(8.0%)

OTHER EXPENSE (INCOME):
Interest Expense	3.8%	3.9%	3.6%
Gain on Sale of Investment	—%	(7.2%)	—%
Other Expense (Income), Net	(0.1%)	(1.0%)	(1.1%)

Total Other Expense (Income), Net	3.7%	(4.3%)	2.5%

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	9.3%	6.1%	(10.5%)
Provision (Benefit) for Income Taxes	3.0%	2.7%	(0.1%)

NET INCOME (LOSS)	6.3%	3.4%	(10.4%)

2000 Compared to 1999

    Net Income—Consolidated net income was $11,133,000, or $0.76 per diluted share, in 2000 compared to $5,097,000, or $0.37 per diluted share, in 1999.

    Revenue—We reported revenue of $178,024,000 in 2000 compared to $149,235,000 in 1999, an increase of $28,789,000, or 19%. The acquisitions of MARC, UAI and CSAR accounted for revenues of $20,365,000 in 2000 compared to $10,359,000 in 1999, an increase of $10,006,000. These acquisitions were all accounted for under the purchase method of accounting, so the corresponding revenue in 1999 was only from their respective acquisition dates. Increased sales of our core software products and the items discussed below accounted for the remaining increase of $18,783,000.

    Software license revenue and support fees account for 93% of total reported revenue for 2000 and 1999, with service revenue making up the difference. For 2000 and 1999, approximately 75% and 70%, respectively, of our software license revenue and support fees was derived from annual renewable leases and recurring support fees, with the remaining 25% and 30%, respectively, related to paid-up licenses. Non-recurring revenues, which are unaffected by the adoption of SOP 98-9, decreased $1,220,000, including: consulting services revenue increased $1,954,000; paid-up license revenue, excluding paid-up license revenue from acquisitions, decreased $1,938,000; embedded technology license revenue decreased $967,000; and other software services revenue decreased $269,000. Revenue for 2000 and 1999 from the acquisitions of MARC, UAI and CSAR included paid-up license revenue of $6,184,000 and $3,430,000, respectively, an increase of $2,754,000. We anticipate the same percentage of revenue derived from paid-up licenses from MARC, UAI and CSAR for 2001.

    As permitted, we adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, as compared to only deferring the fee related to maintenance for licenses sold before October 1, 1998. Due to the adoption of SOP 98-9, it is difficult to make comparisons of revenues between 2000 and 1999. However, for comparative purposes, we estimate that total revenue for 1999 would have been $8,800,000 higher than the reported revenues if SOP 98-9 had been adopted beginning on October 1, 1997.

    Software license revenue consists of licensing fees, which are fees charged for the right to use our software or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a long-term license for the use of the software. Support and services revenues include PCS, consulting and training services. PCS includes telephone support, "bug" fixes and upgrade privileges on a when and if available basis. Services range from installation and basic consulting to software modification and customization to meet specific customer needs and training.

    The following table shows revenue by geographic region and the related growth rates between 2000 and 1999:

	Year Ended December 31,		Revenue Growth		% of Total Revenue
	2000	1999	$	%	2000	1999
Revenue:
The Americas	$76,423,000	$68,092,000	$8,331,000	12%	43%	45%
Europe	52,469,000	45,672,000	6,797,000	15%	29%	31%
Asia-Pacific	49,132,000	35,471,000	13,661,000	39%	28%	24%

Total Revenue	$178,024,000	$149,235,000	$28,789,000	19%	100%	100%

    The increase in reported revenues for all regions was due primarily to increases from core business revenue. Europe and Asia-Pacific also had increases from the acquisitions of MARC, UAI and CSAR, which accounted for revenue increases in Asia-Pacific of $7,796,000 and in Europe of $2,834,000. Revenue growth in 2000 was also impacted by unfavorable foreign currency translation rates for the Euro and favorable foreign currency translation rates for the Japanese Yen. Revenue in the current year would have been approximately $184,105,000 if translated using the prior year's foreign currency translation rates. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro. The following table details the effect of the currency rate changes on revenue for 2000 and the risk of change in 2001. The trend exchange rate was determined by extrapolating the rate change between 1999 and 2000 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

	2000 Using 1999 Exchange Rates	2000 Using 2000 Exchange Rates	2000 Using 1999/2000 Trend Exchange Rates
Revenues:
The Americas	$76,423,000	$76,423,000	$76,423,000
Europe	60,755,000	52,469,000	44,183,000
Asia-Pacific(1)	46,927,000	49,132,000	51,594,000

Total Revenue	$184,105,000	$178,024,000	$172,200,000

Exchange Rates:
$/Euro	1.07	0.92	0.77
Yen/$	113.68	107.73	101.78

(1)
Includes revenue denominated in United States Dollars of $7,009,000.

    Cost of Revenue—In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Total cost of revenue was $44,853,000, or 25% of total revenue, compared to $38,261,000, or 26% of total revenue, for the prior year.

    Cost of Revenue—Software Licenses—Cost of revenue—software licenses was $22,648,000, or 21% of license revenues, for 2000 compared to $19,171,000, or 19% of license revenues, for the prior year. 2000 and 1999 included software amortization of $11,317,000 and $8,816,000, respectively. Cost of revenue for 1999 also included a software impairment charge of $1,500,000. Excluding amortization of capitalized software costs and the software impairment charge, cost of revenue—software licenses was $11,331,000, or 10% of license revenues, for 2000, which was consistent with the prior year of $8,855,000, or 9% of license revenues.

    Cost of Revenue—Support and Services—Cost of revenue—support and services was $22,205,000, or 32% of support and services revenues, for 2000 compared to $19,090,000, or 39% of support and services revenues, for the prior year. The decrease in cost of revenue—support and services as a percentage of support and services revenue was the result of higher revenues and efficiencies from new call center technologies that allowed for more efficient customer service.

    Gross Profit—Gross profit, which is total revenue less cost of revenue, was $133,171,000, or 75% of total revenue, for 2000, an increase of $22,197,000 as compared to a gross profit of $110,974,000, or 74% of total revenue, for 1999. This percent increase was due to the percent decreases in cost of revenue—support and services.

    Operating Expense—Operating expense was $110,030,000 for 2000 compared to $108,338,000 for the prior year, an increase of $1,692,000, or 2%. Operating expense for 1999 included a write-off of acquired in-process technology of $4,067,000 and restructuring costs of $5,497,000. Without these charges, operating expense would have totaled $98,774,000 for 1999 compared to $110,030,000 for 2000, an increase of $11,256,000, or 11%. This increase resulted from additional development and selling costs from the acquisitions of MARC, UAI and CSAR, the creation of Engineering-e.com in the second quarter of 1999, and the creation of the MSC.Linux division in January 2000.

    Research and Development—In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2000 was $16,656,000 compared to $19,511,000 for 1999, a decrease of $2,855,000, or 15%. The decrease was due to a $2,545,000 increase in the total gross investment in research and development activities, which was more than offset by an increase of $5,400,000 in the amount of research and development expenditures capitalized under SFAS No. 86.

    The total gross investment in research and development activities for 2000 was $30,311,000, or 17% of total revenue, compared to $27,766,000, or 19% of total revenue, for the prior year. The increase in research and development expense resulted from additional development costs from the acquisitions of MARC, UAI and CSAR and the creation of the MSC.Linux division.

    Capitalized software development costs were $13,655,000 for 2000 compared to $8,255,000 for the prior year, an increase of $5,400,000. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    Selling, General and Administrative—Selling, general and administrative expense was $82,325,000, or 46% of total revenue, for 2000 compared to $72,152,000, or 48% of total revenue, for 1999, an increase of $10,173,000, or 14%. This increase resulted from additional selling costs from the acquisition of MARC, primarily in the Asia-Pacific region, the creation of the MSC.Linux division in January 2000, and increased product marketing costs.

    Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $11,049,000 for 2000 compared to $7,111,000 for 1999, an increase of $3,938,000. The increase was due to the acquisitions of MARC, UAI and CSAR. The amount of amortization of goodwill and other intangibles in 2001 is expected to be approximately $11,000,000, excluding the impact of any new acquisitions subsequent to December 31, 2000.

    As with revenue, our expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on total expense for 2000 and the risk of change in 2001. The trend exchange rate was determined by extrapolating the rate change between 1999 and 2000 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

	2000 Using 1999 Exchange Rates	2000 Using 2000 Exchange Rates	2000 Using 1999/2000 Trend Exchange Rates
Expense:
The Americas	$103,664,000	$103,664,000	$103,664,000
Europe	31,898,000	27,548,000	23,198,000
Asia-Pacific	22,286,000	23,671,000	25,239,000

Total Expense	$157,848,000	$154,883,000	$152,101,000

Exchange Rates:
$/Euro	1.07	0.92	0.77
Yen/$	113.68	107.03	100.38

    Operating Income—Operating income was $23,141,000 for 2000 compared to $2,636,000 for 1999, an increase of $20,505,000. Operating income for 1999 includes impairment charges, restructuring costs, and the write-off of acquired in-process technology. Without the effects of these items, we estimate operating income would have been $23,141,000 and $13,700,000 for 2000 and 1999, respectively, an increase of $9,441,000, as shown in the following table:

	Years Ended December 31,
	2000	1999
Operating Income—As Reported	$23,141,000	$2,636,000
Adjustments:
Restructuring Charges	—	5,497,000
Write-Off of Acquired In-Process Technology	—	4,067,000
Impairment of Capitalized Software Costs	—	1,500,000

Total Adjustments	—	11,064,000

Operating Income—As Adjusted	$23,141,000	$13,700,000

    Total Other Expense (Income)—Total other expense was $6,573,000 for 2000 compared to income of ($6,399,000) for 1999. The change was primarily attributable to a $10,773,000 gain from the sale of an equity investment in 1999. Excluding this gain, other expense was $4,374,000 for 1999, which represents an increase of $2,199,000 compared to the $6,573,000 of other expense for 2000. This increase was due to an increase in interest expense and a decrease in investment income.

    Interest Expense—Interest expense was $6,679,000 for 2000 compared to $5,788,000 for the prior year, an increase of $891,000, or 15%. The increase in interest expense was attributable to increased debt levels as a result of acquisitions. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering in 1994 and MARC in June 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC and interest on the note payable taken out as part of the CSAR acquisition in November 1999. For financial statement purposes, the convertible subordinated debentures and subordinated notes payable were issued with a discount. Such discount is amortized over the terms of the convertible subordinated debentures and subordinated notes payable and treated as additional interest expense. As a result, reported interest will be higher than the cash amount of interest that will actually be paid to the holders of the convertible subordinated debentures and subordinated notes payable.

    Other Expense (Income)—Other expense (income) was income of ($106,000) for 2000 compared to income of ($1,414,000) for 1999. The change is attributable to foreign exchange adjustments in 1999. Other expense (income) also includes gains and losses on property and equipment and other non-operating income or expense.

    Provision for Income Taxes—The estimated effective tax rates in 2000 and 1999 were 33% and 44%, respectively. The tax provision in 2000 was benefited by a net reduction in our valuation allowance of approximately $2,256,000 due to the reversal of $3,410,000 related to certain foreign deferred taxes, offset by an increase in the valuation allowance on undistributed earnings of foreign subsidiaries. Refer to Note 12—Taxes Based on Income in Notes to Consolidated Financial Statements.

1999 Compared to 1998

    Net Income (Loss)—Consolidated net income was $5,097,000, or $0.37 per diluted share, in 1999 compared to a net loss of ($12,979,000), or ($0.95) per diluted share, in 1998.

    Revenue—We reported revenue of $149,235,000 in 1999 compared to revenue of $125,397,000 in 1998, an increase of $23,838,000, or 19%. The increase in reported revenue from 1998 to 1999 was primarily due to our acquisitions at the end of 1998 and during 1999, as well as a favorable impact from the adoption of SOP 98-9, beginning October 1, 1998. The acquisitions of KR, MARC, UAI and CSAR accounted for an increase in revenues of $14,559,000, or 12%, during the period. These acquisitions were all accounted for under the purchase method of accounting, so there was $711,000 of KR revenue in the same period of the prior year. As permitted, we adopted the provisions of SOP 98-9 effective October 1, 1998 and, accordingly, revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement, beginning in the fourth quarter of 1998, as compared to only deferring the fee related to support for licenses sold before October 1, 1998.

    Software license revenue and support fees account for 93% and 94% of total reported revenue for 1999 and 1998, respectively, with service revenue making up the difference. For 1999 and 1998, approximately 70% and 79%, respectively, of software license revenue and support fees is derived from annual renewable leases and recurring maintenance fees, with the remaining 30% and 21%, respectively, related to paid-up licenses.

    Due to the adoption of SOP 98-9, it is difficult to make comparisons of revenues between 1999 and 1998. For comparative purposes, we estimate that total revenue for the year ended December 31, 1998 would have been $1,335,000 lower than the reported revenues if SOP 98-9 had been adopted beginning on October 1, 1997. This would have resulted in a 20% growth rate in 1999 in total revenues. An additional $11,338,000 of revenue increases were due to those revenues which are unaffected by the adoption of SOP 98-9: paid-up license revenue, which increased $9,459,000; embedded technology license revenue, which decreased $802,000; consulting services revenue, which increased $2,711,000; and other software services revenue, which decreased $31,000. Revenues for 1999 from the acquired companies include paid-up license revenue of $3,430,000.

    The following table illustrates revenue by geographic region and the related growth rates between 1999 and 1998 in functional currencies as reported utilizing the current revenue recognition policy adopted on October 1, 1998 for 1999 and estimated for the year ended December 31, 1998 as if the policy had been adopted on October 1, 1997:

		Growth Rate
		Year Ended December 31, 1999 vs. Year Ended December 31, 1998
	Year Ended December 31, 1999
			If SOP 98-9 Had Been Adopted on October 1, 1997
	% of Total Revenue	As Reported
The Americas	45%	17%	16%
Europe	31%	14%	17%
Asia-Pacific	24%	31%	34%
Total	100%	19%	20%

    The increase in reported revenues for all regions was due to increases from core business revenue and from the acquisitions of KR and MARC in December 1998 and June 1999, respectively. The acquisitions of KR, MARC, UAI and CSAR accounted for increases in revenue in Asia-Pacific of $5,767,000, or 5%, in the Americas of $5,346,000, or 4%, and in Europe of $3,446,000, or 3%. We estimate that the $1,335,000 decline in 1998 reported revenues had SOP 98-9 been adopted beginning on October 1, 1997 would have had unfavorable impacts in Europe of $1,012,000, or 1%, and in Asia-Pacific of $774,000, or 1%, partially offset by a favorable impact in The Americas of $451,000, or 1%.

    Revenue growth in 1999 was also impacted from favorable foreign currency translation rates for the Japanese Yen. Revenue in the current year would have been approximately $147,893,000, if translated using the prior year's foreign currency translation rates. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro. The following table details the effect of the currency rate changes on revenue for 1999 and the risk of change in 2000. The trend exchange rate was determined by extrapolating the rate change between 1998 and 1999 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

	1999 Using 1998 Exchange Rates	1999 Using 1999 Exchange Rates	1999 Using 1998/1999 Trend Exchange Rates
Revenues:
The Americas	$68,092,000	$68,092,000	$68,092,000
Europe	48,071,000	45,672,000	43,826,000
Asia-Pacific(1)	31,730,000	35,471,000	40,475,000

Total Revenue	$147,893,000	$149,235,000	$152,393,000

Exchange Rates:
$/Euro	1.11	1.07	1.03
Yen/$	130.81	113.68	96.56

(1)
Includes revenue denominated in United States Dollars of $7,260,000.

    Cost of Revenue—Cost of revenue was $38,261,000, or 26% of total revenues, for 1999, a decrease of $7,994,000, or 17%, as compared to cost of revenue of $46,255,000, or 37% of total revenues, for the prior year. Cost of revenue for 1999 and 1998 includes software amortization of $8,816,000 and $11,974,000 and software impairment charges of $1,500,000 and $7,771,000, respectively under Cost of Revenue—Software Licenses ("COS-LIC"). Amortization of capitalized software costs decreased $3,158,000, or 26% primarily as a result of the impairment costs recorded in 1998.

    Cost of revenue, excluding amortization of capitalized software costs and software impairment charges, was $27,945,000, or 19% of total revenues, for 1999 compared to $26,510,000, or 21% of total revenues, for the prior year, an increase of $1,435,000, or 5%. This increase was primarily due to: (1) a $528,000 increase in the cost of technical support services due to a change in staffing mix between sales and support resources under Cost of Revenue—Software Support and Services ("COS-SS"); (2) a $485,000 increase in software licensing costs under COS-LIC; (3) a $470,000 increase in packaging costs under COS-SS; (4) a $443,000 decrease in cost sharing reimbursements under COS-SS; (5) a $282,000 increase in third party commissions under COS-LIC; (6) and an increase of $227,000 in other costs; offset by (7) a $1,000,000 decrease in royalty expense under COS-LIC. Royalty expense is paid to third parties under various agreements. We do not consider any royalty expense related to individual agreements to be material. Royalty expense is expected to decline with the replacement of a third party product by MARC products.

    Gross Profit—Gross profit, which is total revenue less cost of revenue, was $110,974,000, or 74% of total revenues, for 1999, an increase of $31,832,000, or 40%, as compared to a gross profit of $79,142,000, or 63% of total revenues, for 1998. This increase was due to the MARC and KR acquisitions, plus the favorable impact of the change in revenue recognition method, and due to the decrease in cost of revenues, primarily as a result of $7,771,000 of impairment costs recorded in 1998.

    Operating Expense—Operating expense was $108,338,000 for 1999 compared to $89,183,000 for the prior year, an increase of $19,155,000, or 21%. Operating expense for 1999 includes a restructuring charge of $5,497,000 and a write-off of acquired in-process technology of $4,067,000. Operating expense for 1998 includes a write-off of acquired in-process technology of $6,000,000 and restructuring and other impairment charges of $2,365,000. Without these charges in 1999 and 1998, operating expense would have totaled $98,774,000 for 1999, an increase of $17,956,000, or 22%, from the $80,818,000 for 1998. This increase includes $12,315,000 of additional operating expenses resulting from the companies acquired.

    Research and Development—Research and development expense for 1999 was $19,511,000 compared to $13,666,000 for 1998, an increase of $5,845,000, or 43%. The increase is due to a $2,500,000 increase in the total gross investment in research and development activities and a decrease of $3,345,000 in the amount of research and development expenditures capitalized under SFAS No. 86.

    The total gross investment in research and development activities for 1999 was $27,766,000, or 19% of total revenue, compared to $25,266,000, or 20% of total revenue, for the prior year. This increase resulted primarily from an additional $3,283,000 of development costs from the acquisitions of KR, MARC, UAI and CSAR.

    Capitalized software development costs were $8,255,000 for 1999 compared to $11,600,000 for the prior year, a decrease of $3,345,000, or 29%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    Selling, General and Administrative—Selling, general and administrative expense was $72,152,000 for 1999 compared to $64,884,000 for 1998, an increase of $7,268,000, or 11%. This increase includes an additional $8,402,000 resulting from the acquisitions of KR and MARC. The remaining decrease of $1,134,000 was primarily due to: (1) a decrease of $1,958,000 in bad debt expense as a result of the reversal of prior year provisions due to collections of older receivable balances primarily in the fourth quarter of 1999; (2) a decrease of $528,000 as a result of the reallocation of sales resources to support maintenance and consulting activities from the recent reorganization; offset by (3) an increase of $1,157,000 as a result of 1998's gain from the termination of the Post Retirement Health Care Plan; and (4) $195,000 of other increases.

    Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $7,111,000 for 1999 compared to $2,268,000 for 1998, an increase of $4,843,000. The increase was due to the acquisitions of KR, MARC, UAI and CSAR.

    As with revenue, our expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on total expense for 1999 and the risk of change in 2000. The trend exchange rate was determined by extrapolating the rate change between 1998 and 1999 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

	1999 Using 1998 Exchange Rates	1999 Using 1999 Exchange Rates	1999 Using 1998/1999 Trend Exchange Rates
Expense:
The Americas	$106,267,000	$106,267,000	$106,267,000
Europe	26,001,000	24,935,000	23,927,000
Asia-Pacific	15,049,000	15,397,000	17,824,000

Total Expense	$147,317,000	$146,599,000	$148,018,000

Exchange Rates:
$/Euro	1.11	1.07	1.03
Yen/$	130.81	113.68	96.56

    Operating Income (Loss)—Operating income was $2,636,000 for 1999 compared to an operating loss of ($10,041,000) for 1998, a change of $12,677,000. Operating income (loss) for the years ended December 31, 1999 and 1998 includes the effects of our adoption of SOP 98-9 in the fourth quarter of 1998, write-offs of acquired in-process technology, software impairment charges, and restructuring and other impairment charges, in addition to ongoing operating costs necessary for the operation of the business. The operating loss for 1998 also includes a $1,157,000 gain from the termination of the Post Retirement Health Care Plan and a $393,000 charge for minimum royalty payments on the impaired software. Without the effects of these items, and had we adopted SOP 98-9 in the fourth quarter of 1997 with respect to the 1998 results, we estimate operating income would have been $13,700,000 and $4,116,000 for 1999 and 1998, respectively, an increase of $9,584,000, as shown in the following table:

	Years Ended December 31,
	1999	1998
Operating Income (Loss)—As Reported	$2,636,000	$(10,041,000)
Adjustments:
Revenue Change, Net of Cost of Revenue	—	(1,215,000)
Restructuring and Other Impairment Charges	5,497,000	2,365,000
Write-Off of Acquired In-Process Technology	4,067,000	6,000,000
Impairment of Capitalized Software Costs	1,500,000	7,771,000
Gain on Termination of Post Retirement Health Care Plan	—	(1,157,000)
Accrued Liabilities for Impaired Software	—	393,000

Total Adjustments	11,064,000	14,157,000

Operating Income—As Adjusted	$13,700,000	$4,116,000

    Total Other Expense (Income)—Total other expense (income) was income of ($6,399,000) for 1999 compared to expense of $3,134,000 for 1998, a change of $9,533,000. This change includes a $10,733,000 gain from the sale of our equity investment in LMS International. Excluding this gain, total other expense (income) was expense of $4,334,000 for 1999, an increase of $1,200,000 compared to the prior year. The increase in expense was due to an increase in interest expense, a decrease in investment income offset by a decrease in currency losses.

    Interest Expense—Interest expense was $5,788,000 for 1999 compared to $4,461,000 for the prior year, an increase of $1,327,000, or 30%. The increase in interest expense is primarily attributable to increased debt levels as a result of acquisitions. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering in 1994 and MARC in June 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC and interest on the note payable taken out as part of the CSAR acquisition in November 1999. For financial statement purposes, the convertible subordinated debentures and subordinated notes payable were issued with a discount. Such discount is amortized over the terms of the convertible subordinated debentures and subordinated notes payable and treated as additional interest expense. As a result, reported interest will be higher than the cash amount of interest that will actually be paid to the holders of the convertible subordinated debentures and subordinated notes payable.

    Other Expense (Income)—Other expense (income) was income of ($1,414,000) for 1999 compared to income of ($1,327,000) for 1998, an increase of $87,000. The increase is primarily attributable to a $914,000 decrease in foreign currency exchange losses, offset by an $827,000 decrease in interest and investment income. Other expense (income) also includes gains and losses on property and equipment and other non-operating income or expense. We anticipate that interest and investment income will continue to decrease throughout 2000 from the 1998 and early 1999 levels as a result of the decrease in cash balances following the acquisitions of KR, MARC, UAI and CSAR.

    Provision (Benefit) for Income Taxes—The effective tax rate for 1999 was a provision of 44% compared to a benefit of 2% in the same period of the prior year. The rate in 1999 was higher than historical rates before 1998 due primarily to certain non-deductible charges from our acquisitions during 1999, including goodwill and acquired in-process technology. Refer to Note 12—Taxes Based on Income in Notes to Consolidated Financial Statements.

COMPANY TRENDS

    During the past three years, we have engaged in a number of key strategic activities to expand our market opportunities. These activities include the completion of four acquisitions to broaden the technology scope of our core simulation software products and the establishment of a focused professional services group. The professional services group includes traditional engineering consulting activities as well as extreme performance computing services, with special technical expertise in the use of Linux and other related operating systems. As an Application Service Provider, we are utilizing the Internet and web-centric engineering software tools to broaden our customer base and expand our total available market.

OPERATING PATTERN

    The change in year-end to December 31 and the adoption of SOP 98-9 in the fourth quarter of 1998 both had a significant effect on our operating pattern. The month of January has historically been the largest revenue month of the year with the highest volume of renewals. Having this month as the first accounting period versus the last accounting period allows us to better forecast the annual results. Under SOP 98-9, we are recognizing software lease revenue on a monthly basis over the term of the licenses. This change has reduced the volatility of our revenue stream between interim accounting periods.

    Effective January 1, 1999, we changed the estimated useful life of our capitalized software assets from three and four years to two and three years. We have always estimated the expected life of these assets based on the release cycle of its products. We believe that as software production cycles decrease, amortization periods should also decrease in order to coincide with a version's revenue stream. We made this change prospectively. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels. Therefore, the effect of this change is not determinable.

LIQUIDITY AND CAPITAL RESOURCES

    In the past, working capital needed to finance our operations has been provided by cash on hand and from cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $34,580,000 and $32,228,000 for the years ended December 31, 2000 and 1999, respectively. Our working capital (current assets minus current liabilities) at December 31, 2000 was $17,355,000 compared to $10,755,000 at December 31, 1999, an increase of $6,600,000.

    During 2000, cash outlays related to the restructuring liability were $1,535,000. During 1999, cash outlays of $6,047,000 were made in conjunction with the $8,922,000 of restructuring charges and acquisition costs recorded in 1998 and 1999. The remaining outlays are anticipated to be paid by the end of 2001.

    During 1999, we expended approximately $32,703,000 of cash in connection with the acquisitions of MARC, UAI and CSAR. In late December 1998, we expended $19,140,000 of cash in connection with the acquisition of KR and Silverado. These acquisitions adversely affected our working capital position and cash reserves, and lowered our investment income. We do not expect to have significant amounts of investment income in the near future.

    In August 1999, we entered into a Loan and Security Agreement ("Loan Agreement") with a bank (the "Bank"). This credit facility includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. As of December 31, 2000, the amount available under the line of credit, based on the defined borrowing base, was approximately $11,827,000. The term of the revolving portion of the Loan Agreement expires on May 31, 2001. As of December 31, 2000, there was no balance outstanding on the line of credit and there were no borrowings from the line of credit during 1999 or 2000. On November 4, 1999, we borrowed $8,000,000 in connection with the acquisition of CSAR. The term of the loan is two years and requires monthly principal payments of $267,000. As of December 31, 2000, the balance on the loan was $4,533,000. All borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points. Borrowings under the Loan Agreement are secured by nearly all of our goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of December 31, 2000, we were in compliance with all covenants.

    We issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA Engineering in 1994. An additional $2,000,000 principal amount of convertible subordinated debentures was issued, at a discount, in June 1999 in connection with the MARC acquisition. The debentures bear interest at 7 7/8% with interest payments due semi-annually on March 15 and September 15. The conversion feature permits the holder to convert the debentures into shares of our common stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at our option at any time after August 18, 1997 upon payment of a premium. The amount of interest expense will decrease if the debentures are converted into common stock. At December 31, 2000, the balance of the convertible subordinated debentures, excluding unamortized discount of $211,000, was $58,556,000.

    We also issued subordinated notes payable in June 1999, in connection with the MARC acquisition, in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. $3,236,000 of the notes payable is due in June 2001 and the remaining $11,000,000 is due by June 2009.

    We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During 2000 and 1999, we expended a total of $30,311,000 and $27,766,000, respectively, on development efforts, of which $13,655,000 and $8,255,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

    During 2000 and 1999, we acquired $10,829,000 and $3,107,000, respectively, of new property and equipment. Capital expenditures included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. Our capital expenditures vary from year to year, as required by business needs. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products. We expect expenditures for property and equipment in 2001 to increase due to costs associated with the new facility in South Coast Metro. Capital expenditures in 2000 were higher than 1999 due to additional expenditures in the Engineering-e.com and MSC.Linux divisions.

    We do not plan to pay dividends in the foreseeable future. In addition, our Loan Agreement with our principal bank contains restrictions on the payment of dividends.

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

    Because we conduct a significant portion of our business in Europe through our wholly-owned German subsidiary, our business and operations will be affected by the Euro conversion. We are addressing the Euro conversion, but its impact on future operating results is uncertain. We expect the conversion to decrease pressure for pricing in legacy currencies in the participating countries. However, we also do business in many non-participating countries, including the United Kingdom. This could lead to an increase in cross-border competition, which could affect our allocation of resources within Europe, and eventually our labor cost.

    We are implementing an upgrade to our management information system, which includes the ability to simultaneously record transactions in Euros, perform the prescribed currency conversion computations and convert legacy currency amounts to Euro. The impact of the conversion on currency risk and taxable income is not expected to be significant. In regard to contracts denominated in legacy currencies, we have not identified any third party or customer contracts whose performance might be considered unenforceable due to a currency substitution. Software lease and maintenance contracts are typically renewed on an annual basis.

INFLATION

    Inflation in recent years has not had a significant effect on our business.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to the impact of foreign currency fluctuations and interest rate changes.

    Foreign Currency Risk—International revenues are 57% of our total revenues. International sales are made mostly from our two foreign sales subsidiaries in Germany and Japan and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

    Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

    Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in 2000 was not significant.

    Interest Rate Risk—Our exposure to market rate risks for changes in interest rates relates to any borrowings under our line of credit. Refer to Note 5—Financial Instruments in Notes to Consolidated Financial Statements.

    We have not used derivative financial instruments in our investment portfolio. We invest our excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. The following table is a summary of investments:

	December 31,
	2000		1999
	Fair Market Value	Rate of Return	Fair Market Value	Rate of Return
Equity Securities	$1,853,000	—	$183,000	—

	$1,853,000		$183,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MSC.SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 1999

	2000	1999
ASSETS
Current Assets:
Cash and Cash Equivalents	$28,806,000	$21,735,000
Investments	1,853,000	183,000
Trade Accounts Receivable, Net of Allowance of $4,355,000 in 2000 and $3,182,000 in 1999	45,950,000	37,995,000
Deferred Tax Charges	16,172,000	15,282,000
Other Current Assets	9,683,000	6,393,000

Total Current Assets	102,464,000	81,588,000
Property and Equipment, Net	15,040,000	8,585,000
Capitalized Software Costs, Net	23,704,000	20,117,000
Goodwill, Net	33,011,000	36,746,000
Other Intangible Assets, Net	30,420,000	35,534,000
Other Assets	4,015,000	4,650,000

Total Assets	$208,654,000	$187,220,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$5,575,000	$4,692,000
Current Portion of Note Payable	4,533,000	3,200,000
Current Portion of Subordinated Notes Payable	3,236,000	—
Deferred Revenue	38,671,000	34,013,000
Compensation and Related Expenses	10,043,000	9,534,000
Restructuring Reserve	1,340,000	2,875,000
Other Current Liabilities	21,711,000	16,519,000

Total Current Liabilities	85,109,000	70,833,000
Deferred Income Taxes	16,344,000	16,957,000
Note Payable, Less Current Portion	—	4,533,000
Convertible Subordinated Debentures	58,345,000	58,287,000
Subordinated Notes Payable, Less Current Portion	8,874,000	11,804,000
Commitments and Contingencies (Note 16)
Shareholders' Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 14,173,400 and 13,841,600 Issued and Outstanding at December 31, 2000 and December 31, 1999, Respectively	35,198,000	32,451,000
Common Stock Warrants	4,428,000	4,428,000
Retained Earnings (Deficit)	4,826,000	(6,307,000)
Accumulated Other Comprehensive Loss	(4,193,000)	(5,426,000)
Treasury Shares, At Cost (40,000 and 49,000 Shares at December 31, 2000 and December 31, 1999, Respectively)	(277,000)	(340,000)

Total Shareholders' Equity	39,982,000	24,806,000

Total Liabilities and Shareholders' Equity	$208,654,000	$187,220,000

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	2000	1999	1998
REVENUE:
Software Licenses	$108,665,000	$100,869,000	$89,077,000
Software Support and Services	69,359,000	48,366,000	36,320,000

Total Revenue	178,024,000	149,235,000	125,397,000

COST OF REVENUE:
Software Licenses	22,648,000	19,171,000	29,601,000
Software Support and Services	22,205,000	19,090,000	16,654,000

Total Cost of Revenue	44,853,000	38,261,000	46,255,000

GROSS PROFIT	133,171,000	110,974,000	79,142,000

OPERATING EXPENSE:
Research and Development	16,656,000	19,511,000	13,666,000
Selling, General and Administrative	82,325,000	72,152,000	64,884,000
Amortization of Goodwill and Other Intangibles	11,049,000	7,111,000	2,268,000
Restructuring and Other Impairment Charges	—	5,497,000	2,365,000
Write-Off of Acquired In-Process Technology	—	4,067,000	6,000,000

Total Operating Expense	110,030,000	108,338,000	89,183,000

OPERATING INCOME (LOSS)	23,141,000	2,636,000	(10,041,000)

OTHER EXPENSE (INCOME):
Interest Expense	6,679,000	5,788,000	4,461,000
Gain on Sale of Investment	—	(10,773,000)	—
Other Expense (Income), Net	(106,000)	(1,414,000)	(1,327,000)

Total Other Expense (Income), Net	6,573,000	(6,399,000)	3,134,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	16,568,000	9,035,000	(13,175,000)
Provision (Benefit) for Income Taxes	5,435,000	3,938,000	(196,000)

NET INCOME (LOSS)	$11,133,000	$5,097,000	$(12,979,000)

BASIC EARNINGS (LOSS) PER SHARE	$0.79	$0.37	$(0.95)

DILUTED EARNINGS (LOSS) PER SHARE	$0.76	$0.37	$(0.95)

Basic Weighted-Average Shares Outstanding	14,025,000	13,800,000	13,655,000

Diluted Weighted-Average Shares Outstanding	14,614,000	13,905,000	13,655,000

See accompanying consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 1998 TO DECEMBER 31, 2000

	Shares of Common Stock		Shareholders' Equity
	Issued and Outstanding	Treasury Shares	Common Stock	Common Stock Warrants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, At Cost	Total Shareholders' Equity
Balance at January 1, 1998	13,570,400	—	$31,052,000	$—	$1,575,000	$(4,482,000)	$—	$28,145,000
Net Loss					(12,979,000)			(12,979,000)
Currency Translation Adjustment						1,252,000		1,252,000
Unrealized Investment Gain						11,000		11,000
Comprehensive Loss								(11,716,000)
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	168,000	—	1,386,000	—	—	—	—	1,386,000
Shares Issued for Businesses Acquired	222,200	—	1,542,000	—	—	—	—	1,542,000
Warrants Issued	—	—	—	556,000	—	—	—	556,000
Purchase and Retirement of Stock	(249,900)	—	(2,226,000)	—	—	—	—	(2,226,000)

Balance at December 31, 1998	13,710,700	—	31,754,000	556,000	(11,404,000)	(3,219,000)	—	17,687,000
Net Income					5,097,000			5,097,000
Currency Translation Adjustment						(2,204,000)		(2,204,000)
Unrealized Investment Loss						(3,000)		(3,000)

Comprehensive Income								2,890,000
Shares Issued Under Employee Stock Purchase Plan	130,900	—	697,000	—	—	—	—	697,000
Warrants Issued for Businesses Acquired	—	—	—	3,296,000	—	—	—	3,296,000
Warrants Issued	—	—	—	576,000	—	—	—	576,000
Purchase of Stock	—	(49,000)	—	—	—	—	(340,000)	(340,000)

Balance at December 31, 1999	13,841,600	(49,000)	32,451,000	4,428,000	(6,307,000)	(5,426,000)	(340,000)	24,806,000
Net Income					11,133,000			11,133,000
Currency Translation Adjustment						281,000		281,000
Unrealized Investment Gain, Net of Tax						952,000		952,000
Comprehensive Income								12,366,000
Treasury Shares Used for Compensation	—	9,000	—	—	—	—	63,000	63,000
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	331,800	—	2,747,000	—	—	—	—	2,747,000

Balance at December 31, 2000	14,173,400	(40,000)	$35,198,000	$4,428,000	$4,826,000	$(4,193,000)	$(277,000)	$39,982,000

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$11,133,000	$5,097,000	$(12,979,000)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	1,421,000	245,000	2,203,000
Depreciation and Amortization of Property and Equipment	4,368,000	4,672,000	6,026,000
Amortization of Capitalized Software Costs	11,317,000	8,816,000	11,974,000
Impairment of Capitalized Software Costs	—	1,500,000	7,771,000
Amortization of Goodwill and Other Intangibles	11,049,000	7,111,000	2,268,000
Impairment of Goodwill	—	—	1,670,000
Write-Off of Acquired In-Process Technology	—	4,067,000	6,000,000
Amortization of Discounts	364,000	244,000	69,000
Loss (Gain) on Disposal of Property and Equipment	6,000	60,000	(115,000)
Gain on Sale of Investment	—	(10,733,000)	—
Treasury Shares Used for Compensation	63,000	—	—
Deferred Income Taxes	(2,182,000)	(3,079,000)	(8,337,000)
Changes in Assets and Liabilities:
Trade Accounts Receivable	(9,376,000)	6,266,000	(2,557,000)
Other Current Assets	(3,290,000)	3,444,000	2,714,000
Accounts Payable	883,000	(967,000)	771,000
Deferred Revenue	4,658,000	7,773,000	10,211,000
Compensation and Related Expenses	509,000	(657,000)	277,000
Restructuring Reserve	(1,535,000)	(725,000)	695,000
Other Current Liabilities	5,192,000	(906,000)	(1,464,000)

Net Cash Provided By Operating Activities	34,580,000	32,228,000	27,197,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Securities Available-for-Sale	(51,000)	—	(6,517,000)
Sale of Securities Available-for-Sale	12,000	16,347,000	6,050,000
Acquisition of Property and Equipment	(10,829,000)	(3,107,000)	(6,003,000)
Proceeds from Sale of Investment	—	12,000,000	—
Businesses Acquired, Net of Cash Received	—	(32,703,000)	(19,140,000)
Purchase of Software	(1,249,000)	(1,088,000)	(1,313,000)
Capitalized Internal Software Development Costs	(13,655,000)	(8,255,000)	(11,600,000)
Other	(1,565,000)	(153,000)	(466,000)

Net Cash Used In Investing Activities	(27,337,000)	(16,959,000)	(38,989,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) Borrowing on Line of Credit	—	(10,800,000)	10,800,000
Proceeds from Note Payable	—	8,000,000	—
Repayments of Note Payable	(3,200,000)	(267,000)	—
Issuance of Common Stock	2,747,000	697,000	1,386,000
Issuance of Common Stock Warrants	—	576,000	556,000
Purchase and Retirement of Stock	—	(340,000)	(2,226,000)
Other	—	(18,000)	—

Net Cash (Used In) Provided By Financing Activities	(453,000)	(2,152,000)	10,516,000

TRANSLATION ADJUSTMENT	281,000	(2,204,000)	1,252,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,071,000	10,913,000	(24,000)
Cash and Cash Equivalents at Beginning of Period	21,735,000	10,822,000	10,846,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,806,000	$21,735,000	$10,822,000

Supplemental Cash Flow Information:
Income Taxes Paid (Refunded)	$675,000	$4,884,000	$(161,000)
Interest Paid	$6,393,000	$5,021,000	$4,461,000
Reconciliation of Businesses Acquired, Net of Cash Received:
Fair Value of Assets Acquired	$—	$71,449,000	$22,218,000
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Convertible Subordinated Debentures	—	(1,700,000)	—
Issuance of Subordinated Notes Payable	—	(11,704,000)	—
Issuance of Common Stock and Common Stock Warrants	—	(3,296,000)	(1,542,000)
Liabilities Assumed	—	(22,046,000)	(1,536,000)

Businesses Acquired, Net of Cash Received	$—	$32,703,000	$19,140,000

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000, 1999 AND 1998

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business—MSC.Software Corporation (the "Company") is an information software and services provider. The Company designs, produces and markets proprietary computer software products and provides related services for use in computer-aided engineering. The Company's products are marketed internationally to aerospace, automotive and other industrial concerns, computer and electronics manufacturers, and universities.

    Change in Year-End—In January 1999, the Company changed its reporting period from a January 31 fiscal year basis to a December 31 calendar year basis. As part of this change, the Company elected to present restated financial results on a calendar year basis for all reported prior periods.

    Principles of Consolidation—The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") in the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Business Acquisitions—During 1999, the Company acquired the following companies: MARC Analysis Research Corporation ("MARC"), Universal Analytics Inc. ("UAI"), and Computerized Structural Analysis and Research Corporation ("CSAR"). In late December 1998, the Company acquired Knowledge Revolution Inc. ("KR"). Refer to Note 4—Business Acquisitions and Divestitures.

    Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

    Reclassifications—Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

    Revenue Recognition—Software license revenue consists of licensing fees, which are fees charged for the right to use the Company's or a third parties' software. Support and services revenues include post-sales customer support ("PCS"), training and consulting services. PCS includes telephone support, bug fixes and upgrade privileges on a when and if available basis. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements whereby the customer purchases a long-term license for the use of the Company's software.

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

    In the fourth quarter of 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions". SOP 98-9 retained SOP 97-2's restrictions related to the definition of what qualified for VSOE of fair value for allocating a contract fee among the various elements of a multiple element arrangement. In addition, SOP 98-9 instituted what is known as the "residual" method. The residual method is an exception to the requirement to have VSOE of fair value for all elements in the arrangement. However, the residual method only allows for the calculation of a residual amount for the delivered element (i.e., VSOE of fair value must exist for all undelivered elements). As permitted, the Company adopted the provisions of SOP 98-9 effective October 1, 1998, the earliest time possible under published guidelines. Accordingly, beginning in the fourth quarter of 1998, revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement, since the VSOE of fair value required under SOP 97-2 needed to allocate the contract fee to the undelivered PCS elements of the arrangements is not available.

    For purposes of allocating lease revenues between software licenses or support revenues in the accompanying consolidated statements of operations, the Company continues to use the same percentages used for allocating paid-up licenses sold with annual maintenance agreements. Revenue from the sale of paid-up licenses is recognized when the Company receives pervasive evidence of an arrangement (generally a contract or purchase order), the software had been delivered to the customer, the price charged the customer is fixed or determinable, and collection is probable. When paid-up licenses include a maintenance arrangement, a portion of the license fee is deferred and recognized over the maintenance period based on VSOE of fair value of the maintenance element.

    Revenue is derived through the Company's direct sales force, a network of value-added resellers and other sales agents. Revenue from the sale of products by other sales agents, for which a commission is due to the sales agent, is reported as gross revenues earned from the product sale. Commissions due to these sales agents represent an operating expense and are recorded as commission expense in cost of license revenue. Revenue from the sale of products provided by other suppliers, for which a royalty is due to the suppliers, is reported as gross revenues earned from the product sale. Royalties due to these other suppliers represent an operating expense and are recorded as royalty expense in cost of license revenue.

    Service and other revenues are recognized when the service is provided and the revenue has been earned. Long-term contracts are recognized using the percentage of completion method.

    Cash and Cash Equivalents—The Company considers investments with original maturities of three months or less to be cash equivalents.

    Investments—Marketable equity securities and debt securities are classified as held-for-investment, held-to-maturity or available-for-sale. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses on sales of investment securities are included in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. In 1999, realized gains on sales of investment securities amounted to $10,773,000. Refer to Note 5—Financial Instruments.

    Trade Accounts Receivable—Accounts receivable are reported net of allowances for doubtful accounts receivable. The Company's revenue is generated from customers in diversified industries, primarily in North America, Europe and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Refer to Note 6—Trade Accounts Receivable.

    Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding lease term.

    Capitalized Software Costs—Capitalized software costs are comprised of purchased software and internal software development costs. In accordance with SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", the Company capitalizes qualifying computer software costs which are incurred during the application development stage and amortizes them over the software's estimated useful life.

    Software developed for sale or lease is capitalized under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to customers. Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS 86. Capitalized software amortization expense is included in cost of license revenue. The amortization period for the software costs capitalized is the economic life of the related products, typically two to three years. Refer to Note 2—Accounting Changes and Note 3—Impairment of Assets.

    Other Long-Lived Assets—In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. Refer to Note 3—Impairment of Assets.

    Advertising Expense—The cost of advertising is expensed as incurred. The Company incurred $2,020,000, $1,196,000 and $1,409,000 in advertising costs during the years ended December 31, 2000, 1999 and 1998, respectively.

    Royalties to Third Parties—The Company has agreements with third parties requiring the payment of royalties for sales of third party products or inclusion of such products as a component of the Company's products. Royalties are charged to cost of license revenue. The Company does not consider any royalty expense related to individual agreements to be material.

    Stock-Based Compensation—The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense is recognized for the stock option grants. The Company has also made available an Employee Stock Purchase Plan for eligible employees. Such eligible employees are entitled semi-annually to purchase common stock, by means of limited payroll deductions, at a 10% discount from the fair market value of the common stock as of specific dates. In 1997, the Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Refer to Note 15—Stock Option Plans and Warrants.

    Income Taxes—The Company uses the liability method of accounting for income taxes. Provision is made in the Company's consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from temporary differences in accounting for capitalized software costs, undistributed earnings of international subsidiaries, depreciation expense, deferred income and state income taxes. Refer to Note 12—Taxes Based on Income.

    Effect of Foreign Currency—The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the end of the period. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a separate component of shareholders' equity in the consolidated balance sheets. Transaction gains and losses, other than on intercompany accounts deemed to be of a long-term nature, are included in net income in the period in which they occur. The Company does not provide any deferred tax benefit for translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future.

    Earnings Per Share—The Company discloses Basic and Diluted Earnings Per Share in accordance with SFAS No. 128, "Earnings Per Share". Basic Earnings Per Share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Shares reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock. Diluted Earnings Per Share is computed by using the weighted-average number of common and common equivalent shares outstanding during each period. Common equivalent shares are not included in the per share calculations where their inclusion would be anti-dilutive. Refer to Note 19—Earnings Per Share.

    Impact of Recently Issued Accounting Standards—In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which is required to be adopted in all fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of this new Statement will have a significant effect on earnings or the financial position of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation (An Interpretation of APB Opinion No. 25)", which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations.

NOTE 2—ACCOUNTING CHANGES

    Early Adoption of SOP 98-9—In the fourth quarter of 1998, the Company adopted the provisions of SOP 98-9 that required VSOE for all undelivered elements of a software arrangement. Accordingly, revenue on non-cancelable and pre-paid annual lease agreements is recognized monthly over the term of the agreement since the Company does not have the VSOE of fair value required under SOP 97-2 to allocate the contract fee to the undelivered PCS elements of the arrangements.

    Change in Estimate—Effective January 1, 1999, the Company changed the estimated useful life of its capitalized software assets from three and four years to two and three years. The Company has always estimated the expected life of these assets based on the release cycle of its products. The Company believes that as software production cycles decrease, amortization periods should also decrease in order to coincide with a version's revenue stream. Refer to Note 3—Impairment of Assets. The Company made this change prospectively. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels. Therefore, the effect of this change is not determinable.

NOTE 3—IMPAIRMENT OF ASSETS

    In accordance with SFAS No. 86 and SFAS No. 121, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Accordingly, for the years ended December 31, 1999 and 1998, the Company recognized non-cash, pre-tax charges totaling $1,500,000 and $9,834,000, respectively, on various long-lived assets, as described below. There were no such losses recognized during 2000.

    Capitalized Software (Non-Linear Technology Code for MSC.Nastran)—Prior to the acquisition of MARC, the Company had entered into an agreement with a third party for the commercialization of the third party's non-linear technology code. The Company had capitalized $750,000 in payments to the third party under the licensing agreement and was obligated to pay an additional $750,000. In addition, the Company had agreed to make minimum royalty payments over the next three years for approximately $1,300,000. The Company's interest in entering this agreement was to acquire non-linear technology that could be integrated into MSC.Nastran. However, as a result of the acquisition of MARC and its non-linear technology, the Company decided not to pursue the development of the third party's code. As one of the world's leading technology codes in the non-linear finite element market, MARC had significant capabilities in non-linear technology, which were similar to those of the third party. In addition, the Company has full access to the MARC source code, which allows for an easier and more complete integration of its non-linear capabilities into MSC.Nastran. The Company negotiated with the third party to modify the agreement. Consequently, the Company paid its full obligation for licensing the code. In exchange, the third party relieved the Company of its minimum royalty obligations and provided the source code modules for one of its non-linear capabilities. However, since the Company had no current plans to integrate these modules into MSC.Nastran, management did not believe that there would be any future cash flow for these modules. Accordingly, a $1,500,000 charge was recorded in cost of license revenue in the second quarter of 1999 to write-off these capitalized software costs and to provide for the remaining payments due under the licensing agreement.

    Capitalized Software (MSC.Patran)—Since the acquisition of PDA Engineering, Inc. ("PDA") in 1994, the Company attempted to correct many of the shortcomings with MSC.Patran but found that a major rewrite and replacement of the underlying database management system was necessary to correct inherent flaws with the product's basic architecture. These flaws prevented both performance enhancements and increases in the functionality of the product. This initiative began in late 1996 and the result of these efforts was Version 8 of MSC.Patran. This major rewrite included many changes to the underlying architecture, complete replacement of the existing data base management system, and other programming enhancements to improve performance, reliability, and portability to new hardware platforms, specifically the NT operating system. The release of Version 8 was staged over the second and third quarters of 1998 with pre-releases to select customers for beta testing. This strategy was orchestrated to assure customer acceptance at an early stage. MSC.Patran customer responses to Version 8 were very positive with the transition from earlier versions to Version 8 occurring very quickly during the later part of 1998. At December 31, 1998, MSC.Patran Version 8 was the primary source of MSC.Patran revenue, with over 93% of total MSC.Patran revenue in the fourth quarter of 1998 coming from Version 8. With this high level of acceptance in the marketplace, management believed the future cash flows from prior versions would be near zero for all prior versions of MSC.Patran. In addition, due to the significant changes in the technological architecture of the product, future cash flows of Version 8 could not be considered in measuring the net realizable value of prior versions. Accordingly, a $4,096,000 charge was recorded in cost of license revenue in the fourth quarter of 1998 to write-off the capitalized software costs of all versions of MSC.Patran prior to Version 8.

    Other Capitalized Software—The Company launched many new products in 1997 and 1998. The 1998 revenues from some of these products were below original projections. As part of the change in the Company's leadership in December 1998 and the resulting restructuring plan (refer to Note 10—Restructuring Reserve), the Company changed its focus and reduced its marketing efforts for certain products. Accordingly, management revised its future revenue projections of these products. These revenue decreases reduced the future cash flows of six products below their net asset value. Therefore, the Company wrote off $3,675,000 of capitalized software costs as a charge to cost of license revenue in the fourth quarter of 1998, which represented the excess of the carrying amount of these products over their future cash flows, and provided for $393,000 of related minimum royalty payments and software licenses for these products, which was charged to royalty expense.

    Silverado Goodwill—As discussed in Note 4—Business Acquisitions, $1,670,000 of excess purchase price was recorded as goodwill in connection with the purchase of Silverado Software & Consulting, Inc. ("Silverado"). This premium was based in part on Silverado's past performance but also on the potential opportunity the Company's management saw in the ability to tap into Silverado's established customer base to expand the Company's contract analysis and consulting business. As part of the Company's restructuring plan in December 1998 (refer to Note 10—Restructuring Reserve), the Company changed its focus to emphasize the expansion of the software business and value-added integration services as opposed to the contract analysis business. It was then determined that the revenue stream from the contract analysis business would not be sufficient nor projected to be sufficient to cover the costs associated with the operation. Management estimated that Silverado would not produce sufficient revenue to cover the costs associated with the production of the revenue. Therefore, during the fourth quarter of 1998, the Company determined the fair value of the goodwill was zero and recorded a charge included in restructuring and other impairment charges to write-off the entire amount of goodwill associated with the acquisition of Silverado.

NOTE 4—BUSINESS ACQUISITIONS AND DIVESTITURES

    Acquisition of MARC Analysis Research Corporation—On June 18, 1999, the Company acquired 100% of MARC pursuant to an Agreement and Plan of Merger dated as of May 26, 1999 (the "Merger Agreement") among the Company, MARC and significant shareholders of MARC. MARC is a software developer and supplier whose products include MARC (a non-linear finite element analysis ("FEA") program for engineering structural analysis), Mentat (a graphical user interface for MARC), and MARC/AutoForge (a simulation program for the bulk forging industry).

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

    In allocating the purchase price to the acquired assets and assumed liabilities, the Company has recorded an $8,719,000 deferred income tax liability related to identified intangible assets, offset by $1,933,000 for deferred income tax assets, and $2,360,000 for restructuring costs related to the integration of MARC, primarily severance costs and costs related to facility consolidations. Refer to Note 10—Restructuring Reserve.

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

	Years Ended December 31,
	1999	1998
Revenue	$158,726,000	$144,680,000
Operating Expense	$153,521,000	$157,774,000
Net Income (Loss)	$5,967,000	$(16,348,000)
Basic Earnings (Loss) Per Share	$0.43	$(1.20)
Diluted Earnings (Loss) Per Share	$0.43	$(1.20)

    Acquisition of Universal Analytics Inc.—On June 24, 1999, the Company acquired UAI for approximately $8,400,000 in cash. UAI is a developer and distributor of FEA software and engineering services for the engineering community and to major manufacturers worldwide. The acquisition has been accounted for as a purchase and, accordingly, the operating results of UAI have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $6,800,000. Goodwill and identified intangibles are being amortized over ten years. The pro forma effect of the UAI acquisition as if it had occurred on January 1, 1999 or 1998 is immaterial to the consolidated financial statements presented herein.

    Acquisition of Computerized Structural Analysis and Research Corporation—On November 4, 1999, the Company acquired CSAR for approximately $9,650,000 in cash and five-year warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants were recorded at their estimated fair value of $258,000 based on the Black-Scholes option-pricing model. The Company financed a portion of the purchase price through an $8,000,000 term loan. Refer to Note 5—Financial Instruments. CSAR is a developer and distributor of FEA software and services for the engineering community and to major manufacturers worldwide. The acquisition has been accounted for as a purchase and, accordingly, the operating results of CSAR have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $9,800,000. Goodwill and identified intangibles are being amortized over five years. The pro forma effect of the CSAR acquisition as if it had occurred on January 1, 1999 or 1998 is immaterial to the consolidated financial statements presented herein.

    Acquisition of Knowledge Revolution Inc.—In late December 1998, the Company acquired KR for approximately $19,200,000 in cash. KR is the world's leading developer and distributor of 2D and 3D-motion simulation software for design engineers and analysts. The acquisition has been accounted for as a purchase. The total purchase price was allocated to the assets and liabilities of KR based on their approximate fair market value. The appraisal of the acquired business included $6,000,000 of purchased in-process research and development, which was related to three products under development. This valuation represents the five-year after-tax cash flow of this in-process technology using a discount rate of 28%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining purchase price was allocated as follows: $1,549,000 to net tangible assets; $9,890,000 to identified intangible assets (including $5,200,000 of value-added reseller distribution channel, $4,300,000 of developed technology, and $390,000 of assembled work force); and $1,786,000 to goodwill. Goodwill and identified intangibles are being amortized over three to ten years. The pro forma effect of the KR acquisition as if it had occurred on January 1, 1998 is immaterial to the consolidated financial statements presented herein.

    Acquisition of Silverado Software & Consulting, Inc.—In September 1998, the Company acquired all of the stock of Silverado for total consideration of $2,809,000, consisting of the issuance of 222,200 shares of the Company's common stock at $6.9375 per share, or $1,542,000, a promissory note of $331,000 due March 2000, and cash of $936,000. Net assets acquired included cash and securities available-for-sale of approximately $945,000. Silverado is a provider of engineering services and custom software solutions for the design and analysis of mechanical components, electronic packaging, and civil structures. The acquisition has been accounted for as a purchase. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $1,670,000, which was written off during 1998 due to its impairment. Refer to Note 3—Impairment of Assets.

    Sale of Investment in LMS International—In June 1999, the principal shareholders of LMS International ("LMS") exercised a repurchase option for an equity position that the Company had held in LMS. The Company realized a pre-tax gain of $10,733,000. LMS is a privately held company based in Leuven, Belgium.

NOTE 5—FINANCIAL INSTRUMENTS

    Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities and the size of those entities comprising the Company's customer base.

    Investments—As of December 31, 2000 and 1999, all investments were equity securities and had a cost of $279,000 and $175,000, respectively, and a fair market value of $1,853,000 and $183,000, respectively.

    Line of Credit and Note Payable—During 1999, the Company entered into a Loan and Security Agreement ("Loan Agreement") with its principal bank (the "Bank"). The Loan Agreement includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. The term of the revolving portion of the Loan Agreement expires on May 31, 2001. As of December 31, 2000, the amount available under the line of credit, based on the defined borrowing base, was approximately $11,827,000. There was no balance outstanding on the line of credit as of December 31, 2000 and there were no borrowings from the line of credit during 1999 and 2000.

    On November 4, 1999, the Company borrowed the $8,000,000 term loan in connection with the acquisition of CSAR. The term of the loan is two years and requires monthly principal payments of $267,000. As of December 31, 2000, the balance on the loan was $4,533,000. Borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points, adjustable on a monthly basis. Borrowings under the Loan Agreement are secured by nearly all of Company's goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of December 31, 2000, the Company is in compliance with all covenants.

    Convertible Subordinated Debentures—In 1994, the Company issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA. In June 1999, in connection with the MARC acquisition, the Company issued additional convertible subordinated debentures in the aggregate principal amount of $2,000,000. The convertible subordinated debentures were recorded at their estimated fair value at the time of issuance, net of a discount of $300,000. Refer to Note 4—Business Acquisitions and Divestitures. The debentures bear interest at 7-7/8% with interest payments due semi-annually on March 15th and September 15th. The conversion feature permits the holder to convert the debentures into shares of the Company's common stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at the Company's option at any time after August 18, 1997 upon payment of a premium. At December 31, 2000, the principal balance of the convertible subordinated debentures was $58,556,000 and their carrying amount was $58,345,000, net of an unamortized discount of $211,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the convertible subordinated debentures.

    Subordinated Notes Payable—In June 1999, in connection with the MARC acquisition, the Company issued subordinated notes payable, at a discount, in the aggregate principal amount of $14,236,000. The subordinated notes payable were recorded at their estimated fair value at the time of issuance, net of a discount of $2,596,000. Refer to Note 4—Business Acquisitions and Divestitures. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. $3,236,000 of the subordinated notes payable is due in June 2001 and the remaining $11,000,000 is due by June 2009. At December 31, 2000, the principal balance of the subordinated notes payable was $14,236,000 and their carrying amount was $12,110,000, net of an unamortized discount of $2,126,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the subordinated notes payable.

    The maturities of the note payable, convertible subordinated debentures and subordinated notes payable are as follows:

Year Ending December 31,	Maturities
2001	$7,769,000
2002	—
2003	—
2004	58,345,000
2005 and Thereafter	8,874,000

$74,988,000

    Fair Value of Financial Instruments—The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and Cash Equivalents—The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

      Investments—The fair values for investments are based on quoted market prices.

      Trade Accounts Receivable and Accounts Payable—The carrying amounts reported in the consolidated balance sheets for trade accounts receivable and accounts payable approximate their fair value.

      Note Payable—The carrying amount reported in the consolidated balance sheets for the note payable approximates its fair value since the interest rate on the note payable is adjusted on a monthly basis.

      Convertible Subordinated Debentures—The fair value of the convertible subordinated debentures outstanding is based on their quoted trading price.

      Subordinated Notes Payable—The fair value of the subordinated notes payable is based on the present value of its future cash flows using a discount rate that approximates the Company's current borrowing rate.

    The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

	December 31, 2000		December 31, 1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instrument Assets:
Cash and Cash Equivalents	$28,806,000	$28,806,000	$21,735,000	$21,735,000
Investments	$1,853,000	$1,853,000	$183,000	$183,000
Trade Accounts Receivable, Net	$45,950,000	$45,950,000	$37,995,000	$37,995,000
Financial Instrument Liabilities:
Accounts Payable	$(5,575,000)	$(5,575,000)	$(4,692,000)	$(4,692,000)
Note Payable, including Current Portion	$(4,533,000)	$(4,533,000)	$(7,733,000)	$(7,733,000)
Convertible Subordinated Debentures	$(58,345,000)	$(51,237,000)	$(58,287,000)	$(51,001,000)
Subordinated Notes Payable, including Current Portion	$(12,110,000)	$(14,616,000)	$(11,804,000)	$(12,229,000)

NOTE 6—TRADE ACCOUNTS RECEIVABLE

    The following is the activity in the allowance for doubtful accounts receivable for the periods indicated.

	Years Ended December 31,
	2000	1999	1998
Beginning Balance	$3,182,000	$3,605,000	$1,691,000
Additions Due to Acquisitions	—	158,000	—
Amounts Charged to Expense	1,421,000	245,000	2,203,000
Write-Downs Against the Reserve	(248,000)	(826,000)	(289,000)

Ending Balance	$4,355,000	$3,182,000	$3,605,000

NOTE 7—PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following:

	December 31,
	2000	1999
Computers and Other Equipment	$32,817,000	$26,018,000
Leasehold Improvements	6,547,000	3,027,000
Furniture and Fixtures	3,436,000	2,970,000

	42,800,000	32,015,000
Less Accumulated Depreciation and Amortization	(27,760,000)	(23,430,000)

Property and Equipment, Net	$15,040,000	$8,585,000

    Depreciation and amortization expense on property and equipment for the years ended December 31, 2000, 1999 and 1998 was $4,368,000, $4,672,000 and $6,026,000, respectively.

NOTE 8—CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of the following:

	December 31,
	2000	1999
Capitalized Software Costs	$95,493,000	$80,589,000
Less Accumulated Amortization	(71,789,000)	(60,472,000)

Capitalized Software Costs, Net	$23,704,000	$20,117,000

    The components of capitalized software costs, as they affected operating income, are as follows:

	Years Ended December 31,
	2000	1999	1998
Capitalized Internal Software Development Costs	$(13,655,000)	$(8,255,000)	$(11,600,000)
Amortization of Capitalized Software Costs	11,317,000	8,816,000	11,974,000
Impairment of Capitalized Software Costs	—	1,500,000	7,771,000

	$(2,338,000)	$2,061,000	$8,145,000

    In addition, the Company purchased certain software that was capitalized in 2000, 1999 and 1998 amounting to $1,249,000, $1,088,000 and $1,313,000, respectively.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

    As of December 31, 2000 and 1999, goodwill was $33,011,000 and $36,746,000, respectively, net of accumulated amortization of $15,011,000 and $9,480,000, respectively. Goodwill arising from acquisitions is amortized on the straight-line basis over three to fifteen years.

    Other intangible assets are amortized on the straight-line basis over three to fifteen years and consist of the following:

	December 31,
	2000	1999
Developed Technology	$23,674,000	$23,674,000
Customer List	6,322,000	6,322,000
Value-Added Reseller Distribution Channel	5,200,000	5,200,000
Tradename Recognition	2,390,000	2,390,000
Assembled Work Force	2,047,000	2,047,000
Other	3,949,000	3,554,000

	43,582,000	43,187,000
Less Accumulated Amortization	(13,162,000)	(7,653,000)

Other Intangible Assets, Net	$30,420,000	$35,534,000

    The carrying values of goodwill and other intangible assets are evaluated periodically in relation to the operating performance and the future undiscounted cash flows of the underlying business. Adjustments are made if the sum of expected future net cash flows is less than book value. Refer to Note 3—Impairment of Assets.

NOTE 10—RESTRUCTURING RESERVE

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

    During 1999, as part of the acquisitions of MARC, UAI and CSAR, the Company recorded $2,730,000 of additional acquisition costs related to the integration of these entities into the Company. In accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination", these costs were included in the purchase price allocations, resulting in additional goodwill. These charges primarily consisted of severance costs of $1,171,000 and costs related to facility consolidations of $1,559,000.

    As of December 31, 2000, the restructuring reserve was $1,340,000. During 2000, cash outlays were $1,535,000 in conjunction with the $8,922,000 of restructuring charges and acquisition costs recorded in 1998 and 1999. The remaining cash outlays are anticipated to be completed by the end of 2001.

    The following is the activity in the restructuring reserve for the periods indicated:

	Years Ended December 31,
	2000	1999	1998
Balance at Beginning of Period	$2,875,000	$695,000	$—
Charges to Expense	—	5,897,000	695,000
Reversal of Restructuring Charges	—	(400,000)	—
Acquisition Costs Capitalized	—	2,730,000	—
Amounts Paid	(1,535,000)	(6,047,000)	—

Balance at End of Period	$1,340,000	$2,875,000	$695,000

NOTE 11—OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

	December 31,
	2000	1999
Income Taxes Payable	$4,782,000	$2,891,000
Sales Taxes Payable	4,305,000	3,144,000
Contribution to Profit Sharing Plan	2,141,000	2,031,000
Interest Payable	2,014,000	2,092,000
Royalties Payable	1,426,000	747,000
Commissions Payable	1,392,000	986,000
Other	5,651,000	4,628,000

Total Other Current Liabilities	$21,711,000	$16,519,000

NOTE 12—TAXES BASED ON INCOME

    The provision (benefit) for taxes based on income (loss) consists of the following:

	Years Ended December 31,
	2000	1999	1998
Current:
Federal	$2,450,000	$3,103,000	$1,994,000
State	1,568,000	(134,000)	489,000
Foreign	3,485,000	3,229,000	2,786,000

	7,503,000	6,198,000	5,269,000
Deferred	(2,068,000)	(2,260,000)	(5,465,000)

Provision (Benefit) for Income Taxes	$5,435,000	$3,938,000	$(196,000)

    The foreign tax provision for 2000, 1999 and 1998 includes withholding taxes of $2,886,000, $1,748,000 and $2,075,000, respectively, assessed to the Company by foreign authorities on amounts remitted to the United States. For the years ended December 31, 2000, 1999 and 1998, the Company's foreign operations realized combined income (loss) before taxes, including intercompany charges, of $1,960,000, $816,000 and ($4,134,000), respectively.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

	December 31,
	2000	1999
Deferred Tax Liabilities:
Capitalized Software	$9,035,000	$8,060,000
Intangible Assets	8,459,000	10,794,000
Unrealized Gain on Investment	614,000	—
Organization Costs	82,000	743,000
Other	755,000	263,000

Total Deferred Tax Liabilities	18,945,000	19,860,000

Deferred Tax Assets:
Deferred Revenue	8,648,000	7,265,000
Foreign Deferred Taxes	4,527,000	6,585,000
Undistributed Earnings of Foreign Subsidiaries	4,077,000	2,708,000
Net Operating Losses	2,297,000	3,070,000
Benefits and Compensation	1,596,000	1,463,000
Business Credits	1,027,000	1,855,000
Restructuring Liability	529,000	1,491,000
State Taxes	465,000	843,000
Allowance for Doubtful Accounts	445,000	700,000
Other	81,000	534,000

Total Deferred Tax Assets	23,692,000	26,514,000
Valuation Allowance	(4,919,000)	(8,329,000)

Net Deferred Tax Assets	18,773,000	18,185,000

Net Deferred Tax Liabilities	$172,000	$1,675,000

    In 2000, the Company recorded as a charge to shareholders' equity a deferred tax liability on unrealized gains from an investment and a current tax benefit related to stock options. In 1999, the Company recorded a net deferred tax liability of $5,050,000 as a charge to goodwill. These items are not reflected in the provision for taxes.

    The balance sheet presentation of the net deferred tax liabilities/(assets) is as follows:

	December 31,
	2000	1999
Long-Term Deferred Income Taxes, Net	$16,344,000	$16,957,000
Current Deferred Tax Charges	(16,172,000)	(15,282,000)

Net Deferred Tax Liabilities	$172,000	$1,675,000

    At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6,563,000. The federal net operating loss carryforwards expire at various dates through the year 2012. An acquisition by the Company in 1993 constituted an ownership change for federal income tax purposes and, as a result, the amount of net operating loss carryforwards that may be utilized in any given year may be limited.

    A valuation allowance of $3,410,000 at December 31, 1999 was recognized to offset the deferred tax asset relating to foreign deferred taxes. In 2000, this valuation allowance was eliminated because of management's determination that it is more likely than not that the asset will be realized. During 2000, approximately $1,154,000 of deferred taxes related to the undistributed earnings of foreign subsidiaries was charged against the valuation allowance. The valuation allowance decreased by $339,000 from 1998 to 1999, reflecting a decrease of $3,047,000 attributable to the elimination of restrictions on and the use of previously acquired net operating losses, offset by an addition of $2,708,000 attributable to undistributed earnings of foreign subsidiaries.

    The following table reconciles the provision (benefit) for income taxes based on income (loss) before taxes to the statutory federal income tax rate of 35% for the years ended December 31, 2000, 1999 and 1998.

	Years Ended December 31,
	2000	1999	1998
Income Tax Provision (Benefit) at Statutory
Federal Income Tax Rate	$5,799,000	$3,162,000	$(4,611,000)
Increase (Decrease) Related To:
Amortization of Goodwill	1,872,000	1,684,000	1,112,000
Income of Foreign Sales Corporation	(1,203,000)	(1,598,000)	(1,136,000)
Other Changes in the Valuation Allowance	1,154,000	—	—
Foreign Tax Credits Not Benefited	680,000	—	—
State Income Taxes, Net of Federal Benefits	651,000	742,000	(156,000)
Federal and State Research and Development Tax Credits	(325,000)	(659,000)	(631,000)
Valuation Allowance Related to Foreign Deferred Taxes	(3,410,000)	—	3,331,000
Acquired In-Process Technology	—	1,423,000	2,100,000
Other, Net	217,000	(816,000)	(205,000)

Provision (Benefit) for Income Taxes	$5,435,000	$3,938,000	$(196,000)

NOTE 13—SEGMENT INFORMATION

    The Company operates in a single reportable segment. International Operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following tables summarize consolidated financial information of the Company's operations by geographic location:

	Years Ended December 31,
	2000	1999	1998
Revenues:
The Americas	$76,423,000	$68,092,000	$58,409,000
Europe	52,469,000	45,672,000	39,875,000
Asia-Pacific	49,132,000	35,471,000	27,113,000

Total Revenue	$178,024,000	$149,235,000	$125,397,000

	December 31,
	2000	1999
Identifiable Assets:
The Americas	$152,563,000	$141,890,000
Europe	33,496,000	27,638,000
Asia-Pacific	22,595,000	17,692,000

Total Identifiable Assets	$208,654,000	$187,220,000

    The net assets of the Company's foreign subsidiaries totaled $31,524,000 and $22,725,000 as of December 31, 2000 and 1999, respectively, excluding intercompany items. Long-lived assets included in these amounts were $6,249,000 and $5,709,000 as of December 31, 2000 and 1999, respectively. The income before taxes of the Company's foreign subsidiaries is reported in Note 12—Taxes Based on Income.

NOTE 14—EMPLOYEE BENEFITS

    The Company contributes an amount, integrated with Social Security, to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. For the years ended December 31, 2000, 1999 and 1998, contributions charged to expense in connection with this plan were $2,087,000, $1,934,000 and $1,704,000, respectively. The plan has a 401(k) feature to permit voluntary employee contributions, which does not affect the Company's expenses.

    In 1995, the Company adopted a non-qualified supplemental retirement plan. The Company contributes an amount, integrated with Social Security and the Company's defined contribution plan, covering certain key employees who have completed a specified term of service with the Company. For the years ended December 31, 2000, 1999 and 1998, contributions charged to expense in connection with this plan were $94,000, $49,000 and $58,000, respectively.

NOTE 15—STOCK OPTION PLANS AND WARRANTS

    1991 Plan—The MSC.Software Corporation 1991 Stock Option Plan ("the 1991 Plan"), as amended, consists of two parts: a "Key Employee Program" that allows discretionary awards of non-transferable incentive stock options and non-qualified stock options to officers and other key employees, and a "Non-Employee Director Program" that provides for automatic annual grants of non-transferable, non-qualified stock options to non-employee directors.

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

    The "Non-Employee Director Program" section of the 1991 Plan provides for automatic grants to members of the Company's Board of Directors who are not officers or employees of the Company or its subsidiaries. A maximum of 500,000 shares of authorized but unissued shares of the Company's common stock may be issued upon the exercise of options under the "Non-Employee Director Program". All eligible directors will receive annual non-discretionary grants of non-qualified stock options for the purchase of 3,000 shares of the Company's common stock.

    Options under the 1991 Plan are exercisable up to ten years from the date of grant, subject to vesting provisions outlined at the grant date. Generally, options vest and become exercisable one year after the grant date.

    A summary of stock option activity for the 1991 Plan is as follows:

	Options	Option Price Per Share			Weighted-Average Exercise Price
Outstanding at December 31, 1997	2,076,800	$6.50	to	$15.88	$12.07
Granted	1,167,350	$5.38	to	$11.25	$9.28
Exercised	(64,950)	$6.50	to	$11.00	$8.78
Canceled	(629,750)	$7.75	to	$15.88	$13.27
Outstanding at December 31, 1998	2,549,450	$5.38	to	$15.88	$10.58
Granted	255,350	$5.50	to	$7.25	$6.08
Canceled	(632,300)	$5.94	to	$15.38	$10.24
Outstanding at December 31, 1999	2,172,500	$5.38	to	$15.88	$10.15
Granted	540,549	$8.38	to	$25.00	$14.47
Exercised	(160,533)	$5.50	to	$9.88	$8.20
Canceled	(308,800)	$5.50	to	$15.38	$10.92
Outstanding at December 31, 2000	2,243,716	$5.38	to	$25.00	$11.20

    As of December 31, 2000, the number of options outstanding and exercisable under the 1991 Plan, by range of exercise prices, was as follows:

			Options Outstanding
						Options Exercisable
					Weighted- Average Remaining Contractual Life
Range of Exercise Prices			Number of Options	Weighted- Average Exercise Price		Number of Options	Weighted- Average Exercise Price
$5.38	to	$6.94	202,567	$5.79	7.2	108,567	$5.86
$8.25	to	$9.88	1,145,375	$9.08	6.1	767,650	$9.12
$10.13	to	$15.88	695,774	$13.02	4.0	608,774	$13.17
$20.00	to	$25.00	200,000	$22.50	9.2	—	$—
Total			2,243,716	$11.20	5.8	1,484,991	$10.54

    At December 31, 2000, 1999 and 1998, the number of options exercisable under the 1991 Plan, the per-share weighted-average exercise prices of the stock options exercisable under the 1991 Plan and the number of options available for future grant under the 1991 Plan were as follows:

	Options Exercisable		Options Available for Future Grants
	Number of Options	Weighted-Average Exercise Price
December 31, 1998	1,386,150	$11.46	711,000
December 31, 1999	1,600,050	$11.01	687,950
December 31, 2000	1,484,991	$10.54	456,201

    1998 Plan—The MSC.Software Corporation 1998 Stock Option Plan ("the 1998 Plan"), as amended, consists of two parts: a "Key Employee Program" that allows discretionary awards of non-transferable incentive stock options and non-qualified stock options to officers and other key employees, and a "Non-Employee Director Program" that provides for automatic annual grants of non-transferable, non-qualified stock options to non-employee directors.

    The "Key Employee Program" section of the 1998 Plan provides for the granting of both incentive stock options and non-qualified options for the purchase of up to 3,440,000 authorized but unissued shares of the Company's common stock at the fair market value of such shares on the date the option is granted, or for non-qualified options at such price as the Compensation Committee may determine.

    The "Non-Employee Director Program" section of the 1998 Plan provides for automatic grants to members of the Company's Board of Directors who are not officers or employees of the Company or its subsidiaries. A maximum of 60,000 shares of authorized but unissued shares of the Company's common stock may be issued upon the exercise of options under the "Non-Employee Director Program". All eligible directors will receive annual non-discretionary grants of non-qualified stock options for the purchase of 3,000 shares of the Company's common stock. Options to be granted to non-employee directors under the 1998 Plan do not begin until 2000. Directors may receive only 3,000 shares of the Company's common stock per year from either the 1991 or 1998 Plans.

    Options under the 1998 Plan are exercisable up to ten years from the date of grant, subject to transfer restrictions and vesting provisions outlined at the grant date. Generally, options vest and become exercisable one year after the grant date. The 1998 Plan provides that vesting may be accelerated in certain events related to changes in control of the Company, unless prior to such change in control the Compensation Committee determines otherwise. Similarly, the 1998 Plan provides that the Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options. No amendment or cancellation and re-grant, subject to permitted adjustments, shall reduce the per share exercise price to a price less than 100% of the fair market value of the Company's common stock on the option date of the initial option.

    A summary of stock option activity for the 1998 Plan is as follows:

	Options	Option Price Per Share			Weighted-Average Exercise Price
Outstanding at December 31, 1997	—	$—	to	$—	$—
Granted	600,000	$5.38	to	$9.00	$8.00
Outstanding at December 31, 1998	600,000	$5.38	to	$9.00	$8.00
Granted	1,376,850	$5.00	to	$7.69	$5.76
Canceled	(161,000)	$5.25	to	$5.25	$5.25

Outstanding at December 31, 1999	1,815,850	$5.00	to	$9.00	$6.36
Granted	875,704	$7.94	to	$15.00	$10.20
Exercised	(54,767)	$5.00	to	$9.00	$6.14
Canceled	(306,698)	$5.00	to	$9.63	$6.72
Outstanding at December 31, 2000	2,330,089	$5.00	to	$15.00	$7.76

    As of December 31, 2000, the number of options outstanding and exercisable under the 1998 Plan, by range of exercise prices, was as follows:

			Options Outstanding
						Options Exercisable
					Weighted- Average Remaining Contractual Life
Range of Exercise Prices			Number of Options	Weighted- Average Exercise Price		Number of Options	Weighted- Average Exercise Price
$5.00	to	$6.94	1,222,683	$5.79	8.3	589,519	$5.66
$7.50	to	$9.69	866,876	$8.98	8.5	175,800	$8.99
$10.00	to	$15.00	240,530	$13.41	9.3	—	$—

Total			2,330,089	$7.76	8.5	765,319	$6.43

    At December 31, 2000, 1999 and 1998, the number of options exercisable under the 1998 Plan, the per-share weighted-average exercise prices of the stock options exercisable under the 1998 Plan and the number of options available for future grant under the 1998 Plan were as follows:

	Options Exercisable
			Options Available for Future Grants
	Number of Options	Weighted-Average Exercise Price
December 31, 1998	—	$—	400,000
December 31, 1999	181,250	$8.15	684,150
December 31, 2000	765,319	$6.43	1,116,144

    Employee Stock Purchase Plan—In September 1996, the Company's Board of Directors adopted the MSC.Software Corporation 1996 Employee Stock Purchase Plan ("the Employee Stock Purchase Plan"). The Employee Stock Purchase Plan was approved by the Company's shareholders at the 1997 Annual Meeting of Shareholders. Under the Employee Stock Purchase Plan, a maximum of 750,000 shares of the Company's common stock has been made available for purchase by eligible employees electing to participate in the Employee Stock Purchase Plan. The Employee Stock Purchase Plan is intended to provide participating eligible employees an additional incentive to advance the best interests of the Company through ownership of common stock. As of December 31, 2000, a total of 122 eligible employees elected to participate in the Employee Stock Purchase Plan with total payroll deductions as of that date equal to $307,000. Purchases were as follows for the periods indicated:

	Shares	Price Per Share	Total Purchases
July 31, 1997	89,986	$6.98	$628,000
January 31, 1998	48,876	$8.38	410,000
July 31, 1998	54,119	$7.14	387,000
January 31, 1999	59,734	$5.85	349,000
July 31, 1999	71,177	$4.89	348,000
January 31, 2000	75,470	$4.84	365,000
July 31, 2000	48,584	$7.65	372,000

	447,946	$6.38	$2,859,000

    There are 302,054 remaining shares eligible for purchase under the Employee Stock Purchase Plan as of December 31, 2000. On January 31, 2001, purchases of 39,156 shares totaling $352,000 were exercised.

    Stock-Based Compensation—The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized in the consolidated statements of operations for the stock option grants. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended December 31, 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's Net Income (Loss), Basic Earnings (Loss) Per Share and Diluted Earnings (Loss) Per Share would have been reduced to the pro forma amounts as follows:

	Years Ended December 31,
	2000	1999	1998
Net Income (Loss):
As Reported	$11,133,000	$5,097,000	$(12,979,000)
Pro Forma	$9,717,000	$4,053,000	$(13,371,000)
Basic Earnings (Loss) Per Share:
As Reported	$0.79	$0.37	$(0.95)
Pro Forma	$0.69	$0.29	$(0.98)
Diluted Earnings (Loss) Per Share:
As Reported	$0.76	$0.37	$(0.95)
Pro Forma	$0.56	$0.22	$(0.98)

    Using the Black-Scholes valuation model, the estimated per share weighted-average fair value of stock options granted during the years ended December 31, 2000, 1999 and 1998 was $4.75, $2.95 and $4.23, respectively.

    The pro forma effect on the Company's Net Income (Loss) and Basic Earnings (Loss) Per Share for 2000, 1999 and 1998 is not representative of the pro forma effect in future years. The pro forma effect does not take into consideration compensation expense related to grants made prior to 1996 or additional grants in future years, which are anticipated. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the periods indicated:

	Years Ended December 31,
	2000	1999	1998
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	51.3%	49.7%	46.1%
Risk-Free Interest Rate	5.38%	6.25%	7.00%

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

    Warrants—On March 9, 1998, the Company entered into a joint-development and marketing arrangement with Kubota Solid Technology Corporation ("KSTC"). This arrangement allowed KSTC to purchase warrants with an aggregate exercise price of up to $3,000,000 to purchase shares of the Company's common stock. As of December 31, 2000, all warrants were purchased under the arrangement. The exercise price is equal to the fair market value of the common stock on the date of issuance of the warrants. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The arrangement also provided KSTC with marketing rights to a specific technology being developed.

    The Company recorded service revenue related to the development effort and marketing rights provided under the arrangement and issued warrants to KSTC. The following table shows the service revenue recorded and warrants issued for the periods indicated.

	Years Ended December 31,
	2000	1999	1998
Service Revenue Recorded	$—	$924,000	$944,000
Value of Warrants Issued	$—	$576,000	$556,000
Shares of Common Stock	—	217,864	185,843
Average Exercise Price	$—	$6.8850	$8.0713

    The warrants were recorded at fair value based on the Black-Scholes valuation method using the following assumptions: dividend yield of 0.0%; expected volatility between 42.6% and 49.7%; and risk-free interest rates between 5.5% and 7.0%. As of December 31, 2000, warrants to purchase 403,707 shares of the Company's common stock were outstanding under the arrangement. The warrants issued have exercise prices ranging between $5.8125 per share and $11.375 per share. The Company has no obligation under the arrangement to produce a commercially viable product or technology or to refund any monies contributed by KSTC.

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

    The Company leases facilities and equipment under various lease agreements, which range from one to twelve years, which require the following minimum annual rental commitments:

Operating Leases Years Ending December 31,
2001	$6,003,000
2002	6,353,000
2003	6,093,000
2004	5,913,000
2005	4,810,000
Thereafter	31,444,000

$60,616,000

    For the years ended December 31, 2000, 1999 and 1998, the combined annual rental cost for various facilities and equipment under operating leases approximated $8,356,000, $7,690,000 and $6,900,000, respectively. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by others.

    The Company is involved in various pending or threatened litigation matters arising out of the normal conduct of our business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Unrealized Investment Gain (Loss), Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 1999	$(5,434,000)	$8,000	$(5,426,000)
Other Comprehensive Income	281,000	952,000	1,233,000

Balance at December 31, 2000	$(5,153,000)	$960,000	$(4,193,000)

    The Company does not provide any deferred tax benefit for the currency translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future. The amount of tax associated with the unrealized gain as of December 31, 2000 was $614,000. The amount of tax associated with the unrealized gain and loss as of December 31, 1999 and 1998 was immaterial.

NOTE 18—SHAREHOLDERS' EQUITY

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

    As of December 31, 2000, shares of common stock reserved for issuance were as follows:

Stockholder Rights Plan	14,173,400
Convertible Subordinated Debentures	3,865,100
Common Stock Warrants	1,913,707
Employee Stock Option Plans:
1991 Plan	2,699,917
1998 Plan	3,446,233
Employee Stock Purchase Plan	302,054

Total Shares Reserved for Issuance as of December 31, 2000	26,400,411

NOTE 19—EARNINGS PER SHARE

    The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:

	Net Income (Loss)	Weighted-Average Shares Outstanding	Per Share Amount
Year Ended December 31, 2000:
Basic Earnings Per Share	$11,133,000	14,025,000	$0.79
Effect of Dilutive Stock Options and Warrants(1)	—	589,000	—

Diluted Earnings Per Share	$11,133,000	14,614,000	$0.76

Year Ended December 31, 1999:
Basic Earnings Per Share	$5,097,000	13,800,000	$0.37
Effect of Dilutive Stock Options and Warrants(1)	—	105,000	—

Diluted Earnings Per Share	$5,097,000	13,905,000	$0.37

Year Ended December 31, 1998:
Basic Loss Per Share	$(12,979,000)	13,655,000	$(0.95)
Effect of Dilutive Stock Options and Warrants(1)	—	—	—

Diluted Loss Per Share	$(12,979,000)	13,655,000	$(0.95)

(1)
Anti-dilutive stock options and convertible subordinated debentures are excluded from the calculation of Diluted Earnings (Loss) Per Share for the periods indicated.

    For additional disclosures regarding the convertible subordinated debentures, employee stock options and common stock warrants, refer to Note 5—Financial Instruments and Note 15—Stock Option Plans and Warrants.

    The following table shows the common stock equivalents that were outstanding as of December 31, 2000, 1999 and 1998, but were not included in the computation of Diluted Earnings (Loss) Per Share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive, or the effect of the conversion would be anti-dilutive:

	Number of Shares	Option Price Per Share
Anti-Dilutive Stock Options:
As of December 31, 2000	1,530,624	$9.688 to $25.000
As of December 31, 1999	2,527,200	$6.313 to $15.875
As of December 31, 1998	2,524,000	$8.625 to $15.875
Anti-Dilutive Common Stock Warrants:
As of December 31, 2000	1,619,399	$9.813 to $11.375
As of December 31, 1999	1,728,300	$6.688 to $11.375
As of December 31, 1998	185,800	$6.188 to $11.375
Anti-Dilutive Convertible Subordinated Debentures:
As of December 31, 2000	3,865,100	$15.150
As of December 31, 1999	3,865,100	$15.150
As of December 31, 1998	3,734,300	$15.150

NOTE 20—RELATED PARTY TRANSACTIONS

    The Company utilizes, in the normal course of business, the services of Geometric Software Solutions Co. Ltd. ("GSSL"), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. The Chairman and Chief Executive Officer of the Company is a director of GSSL. For the years ended December 31, 2000, 1999 and 1998, the amounts paid by the Company to GSSL were approximately $1,442,000, $852,000 and $605,000.

NOTE 21—QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999.

	Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000(1)

Revenue	$39,347,000	$43,441,000	$43,041,000	$52,195,000
Cost of Revenue	11,067,000	10,725,000	10,588,000	12,473,000

Gross Profit	28,280,000	32,716,000	32,453,000	39,722,000
Operating Expense	25,321,000	27,419,000	27,107,000	30,183,000

Operating Income	2,959,000	5,297,000	5,346,000	9,539,000
Other Expense, Net	1,423,000	1,883,000	1,230,000	2,037,000

Income Before Provision for
Income Taxes	1,536,000	3,414,000	4,116,000	7,502,000
Provision for Income Taxes	538,000	1,397,000	1,459,000	2,041,000

NET INCOME	$998,000	$2,017,000	$2,657,000	$5,461,000

Basic Earnings Per Share	$0.07	$0.14	$0.19	$0.39
Diluted Earnings Per Share	$0.07	$0.14	$0.18	$0.34
Basic Weighted-Average Shares	13,905,000	14,008,000	14,093,000	14,129,000
Diluted Weighted-Average Shares	15,158,000	14,564,000	14,759,000	18,380,000
	Quarter Ended
	March 31, 1999(2)	June 30, 1999(3)	September 30, 1999	December 31, 1999(4)
Revenue	$30,653,000	$33,442,000	$38,925,000	$46,215,000
Cost of Revenue	7,498,000	11,151,000	9,167,000	10,445,000

Gross Profit	23,155,000	22,291,000	29,758,000	35,770,000
Operating Expenses	29,494,000	25,744,000	26,226,000	26,874,000

Operating Income (Loss)	(6,339,000)	(3,453,000)	3,532,000	8,896,000
Other Expense (Income), Net	1,514,000	(9,938,000)	1,748,000	277,000

Income (Loss) Before Provision (Benefit) for Income Taxes	(7,853,000)	6,485,000	1,784,000	8,619,000
Provision (Benefit) for Income Taxes	(2,434,000)	3,205,000	571,000	2,596,000

NET INCOME (LOSS)	$(5,419,000)	$3,280,000	$1,213,000	$6,023,000

Basic Earnings (Loss) Per Share	$(0.39)	$0.24	$0.09	$0.44
Diluted Earnings (Loss) Per Share	$(0.39)	$0.23	$0.09	$0.38
Basic Weighted-Average Shares	13,770,000	13,770,000	13,818,000	13,842,000
Diluted Weighted-Average Shares	13,770,000	17,643,000	13,885,000	18,159,000

(1)
Includes a net income tax benefit of $2,256,000 resulting from changes in estimates related to the valuation allowance and other foreign taxes.

(2)
Includes restructuring charges of $5,897,000.

(3)
Includes an in-process research and development charge of $4,067,000 related to the acquisition of MARC, impairment charges of $1,500,000 in cost of license revenue, reversal of restructuring charges of $400,000, and a gain on sale of equity investment of $10,773,000.

(4)
Includes an $800,000 reversal of bad debt expense in operating expense from the collection of older accounts receivable balances and a gain of $1,200,000 in other expense (income) related to foreign exchange adjustments.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
MSC.Software Corporation

    We have audited the accompanying consolidated balance sheets of MSC.Software Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC.Software Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Los Angeles, California
February 28, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Nominees for Directors

    The following Class I director is currently serving until the Annual Meeting and until his successor is elected and qualified.

Name	Age	Last Five Years	Director Since
Frank Perna, Jr.	63	Chairman and Chief Executive Officer (December 14, 1998 to present) of MSC.Software. Chairman and Chief Executive Officer, EOS, a privately held provider of power supplies for electrical equipment and notebook computers (1994 to 1998). Mr. Perna also serves as a director of California Amplifier, Inc., a public company that designs and manufacturers a broad line of microwave amplifier equipment used with satellite video and terrestrial broadband applications, and as a director of Geometric Software Solutions Co. Ltd., a public company headquartered in India providing CAD/CAM/CAE/PDM software applications, component technology and development services. Mr. Perna previously served as a director of PDA Engineering (1990 to 1994) and was a member of the Board of Directors of PDA Engineering when it was acquired by us.	1994

Continuing Directors

    The following table sets forth certain information, furnished to us by the respective persons named below, about the directors who comprise Class II and Class III of our Board of Directors.

    The Nominating Committee is currently searching for candidates to fill the vacancy created by Thomas Curry's resignation from the Board in April 1999. We intend to maintain the size of the Board at six directors. Once a suitable candidate has been qualified and appointed, he or she will serve the remainder of Mr. Curry's term as a Class I director and until a successor is elected and qualified.

    The following Class II directors are currently serving until the 2002 Annual Meeting and until their respective successors are elected and qualified:

Name	Age	Last Five Years	Director Since
Donald Glickman	68	Managing Partner, J.F. Lehman and Company, a private equity investment firm (1993 to present). President of Donald Glickman & Company, a private investment firm. Mr. Glickman currently serves as Chairman of Elgar Electronics (1998 to present), and a director of Burke Industries (1997 to present), Monro Muffler Brake Inc. (1984 to present), Massachusetts Mutual Corporate Investors (1992 to present), Massachusetts Mutual Participating Investors (1992 to present) , and SCI Incorporated (1998 to present). Monro Muffler Brake Inc., Massachusetts Mutual Corporate Investors and Massachusetts Mutual Participating Investors are publicly held.	1998
Larry S. Barels	52
		Principal, Pacific Capital Resources, Mr. Barels' private consulting practice (1996 to present). Chairman, Driveway Corporation, a provider of Internet file storage solutions (June 1999 to present). Advisor, Vantage Point Venture Partners (1997 to present). Chairman, Openwave Systems, Inc., a publicly held company that develops Internet and intranet-based messaging server software (1995 to 1997). Chairman and Chief Executive Officer, Wavefront Technologies, a company involved in digital image manipulation and computer animation (1985 to 1995). Mr. Barels is currently a director of Miramar Systems (1990 to present) and Miravant Medical Technologies (1998 to present).	1998

    The following Class III directors are currently serving until the 2003 Annual Meeting and until their respective successors are elected and qualified:

Name	Age	Last Five Years	Director Since
George N. Riordan	67	Former Chairman of the Board of MSC.Software (February 1, 1997 to December 14, 1998). Mr. Riordan is also Managing Director, George Riordan & Co., investment bankers (February 1991 to present) and is a director of Pancho's Mexican Buffet, Inc. (1993 to present). Mr. Riordan was previously a director of Lewis Galoob Toys, Inc. (1994 to 1996).	1983
William F. Grun	54	Mr. Grun is a private investor and consultant. From 1996 to 1999, he was the President and Chief Operating Officer of Optum Software, a privately held supply chain software company. From 1989 to 1996, he was an executive with AlliedSignal (now Honeywell International) where he held several positions including President of Aerospace Systems and Equipment.	1997

    Other information regarding our executive officers is included under the caption "Executive Officers of the Registrant" in Part I, Item 1.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of MSC.Software Corporation. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

    To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

					Long-Term Compensation Awards
		Annual Compensation
					Securities Underlying Options (#)(4)
Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Other Annual Compensation ($)(3)		All Other Compensation ($)(5)
Frank Perna, Jr.	2000	$327,084	$125,000	$—	400,000	$39,801
Chairman and Chief	1999	$306,731	$—	$—	150,000	$37,267
Executive Officer	1998	$14,808	$—	$87,930	278,000	$—
Louis A. Greco	2000	$224,375	$27,520	$—	45,024	$26,107
Chief Financial Officer	1999	$210,417	$28,363	$—	75,000	$24,425
	1998	$203,750	$73,100	$—	105,000	$23,747
Kenneth D. Blakely	2000	$219,037	$26,240	$—	40,000	$25,395
Senior Vice President	1999	$193,542	$27,181	$—	100,000	$25,776
	1998	$191,000	$65,000	$—	115,000	$22,047
Richard C. Murphy	2000	$181,250	$11,668	$126,658	20,500	$28,801
Vice President	1999	$145,417	$34,491	$64,319	50,000	$20,047
	1998	$138,750	$30,000	$—	75,000	$15,080
Jeffrey Morgan	2000	$171,875	$—	$—	45,500	$19,107
Vice President	1999	$—	$—	$—	—	$—
	1998	$—	$—	$—	—	$—

Notes to Summary Compensation Table

(1)
We did not make any payments or awards that would be classifiable under the Restricted Stock Award and LTIP Payout columns otherwise required to be included in the Table by the applicable Securities and Exchange Commission disclosure rules.

(2)
Annual bonus amounts were paid in the fiscal years indicated, but were accrued and earned in relation to performance during the previous fiscal year. For example, bonuses shown for 2000 were paid in March 2000 but relate to performance for the 1999 fiscal year.

(3)
The amounts included in this column for each of the named executive officers do not include the value of certain perquisites which in the aggregate did not exceed the lower of $50,000 or 10% of each named executive's aggregate fiscal 1998, 1999 or 2000 salary and bonus compensation.

(4)
Unless otherwise noted, represents shares of stock underlying options granted under the 1991 Stock Option Plan, as amended (the "1991 Plan") and the 1998 Plan. There were no individual grants of stock options in tandem with stock appreciation rights ("SAR's") or freestanding SAR's made during the years ended December 31, 1998, 1999 or 2000 to the above-named executive officers.

(5)
Unless otherwise noted, the amounts shown constitute MSC.Software contributions on behalf of the named individuals to (a) the MSC.Software Profit Sharing Plan ("PSP") and (b) the MSC.Software Supplemental Retirement and Deferred Compensation Plan ("SERP") in the following amounts: Frank Perna, Jr.: 2000 ($13,190 to PSP, $26,611 to SERP), 1999 ($12,370 to PSP, $24,897 to SERP); Louis A. Greco: 2000 ($13,190 to PSP, $12,917 to SERP), 1999 ($12,370 to PSP, $12,055 to SERP), 1998 ($12,580 to PSP, $11,167 to SERP); Kenneth D. Blakely: 2000 ($13,190 to PSP, $12,205 to SERP), 1999 ($12,370 to PSP, $13,406 to SERP), 1998 ($12,580 to PSP, $9,467 to SERP); Richard C. Murphy: 2000 ($13,190 to PSP, $12,205 to SERP); 1999 ($12,370 to PSP, $7,677 to SERP); 1998 ($10,455 to PSP, $4,625 to SERP); Jeffrey Morgan: 2000 ($13,190 to PSP, $5,917 to SERP).

Option Grant Table

    The following table presents additional information concerning the stock options shown in the Summary Compensation Table and granted to the named executive officers for fiscal year 2000:

Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)(2)		Percent of Total Options Granted to Employees in Fiscal Year 2000	Exercise Price ($/Share)		Expiration Date	Grant Date Present Value ($)(3)

Frank Perna, Jr.	100,000	(10)	7.1%	$13.0000		3/23/10	$606,000
	100,000	(4)	7.1%	$15.0000		3/23/10	$557,000
	100,000	(11)	7.1%	$20.0000		3/23/10	$457,000
	100,000	(5)	7.1%	$25.0000		3/23/10	$383,000
Louis A. Greco	5,024	(6)	0.4%	$12.9375	(8)	7/31/01	$15,000
	40,000	(7)	2.8%	$9.1250	(8)	5/10/10	$185,000
Kenneth D. Blakely	40,000	(7)	2.8%	$9.1250	(8)	5/10/10	$185,000
Richard C. Murphy	20,000	(7)	1.4%	$9.1250	(8)	5/10/10	$93,000
	500	(9)	0.0%	$8.6500	(8)	11/02/10	$2,000
Jeffrey Morgan	25,000	(5)	1.8%	$12.3120	(8)	3/23/10	$156,000
	20,000	(7)	1.4%	$9.1250	(8)	5/10/10	$93,000
	500	(9)	0.0%	$8.6500	(8)	11/02/10	$2,000

Notes to Option Grant Table

(1)
During 2000, options were granted pursuant to the 1991 Plan and the 1998 Plan. Options under the 1991 Plan and the 1998 Plan are nontransferable other than by will or the laws of descent and distribution or, in the case of the 1991 Plan, certain exceptions under Rule 16b-3 of the Securities Exchange Act of 1934. Options under the 1991 Plan are exercisable only during an optionee's term of employment, and for three months after termination of employment if as a result of permanent disability or retirement or resignation approved by the Board. Options under the 1998 Plan are generally exercisable for three months after resignation, twelve months after death or disability and either three or twelve months (depending on the nature of the option) after retirement. Both plans provide that vesting may be accelerated in certain events related to changes in control of MSC.Software, unless the Compensation Committee, prior to such change in control, determines otherwise. The 1991 Plan provides that the Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options and to re-grant and re-price options. Both plans are administered by the Compensation Committee of the Board.

(2)
The 1991 Plan provides, under certain circumstances, for the grant of "reload options" if an optionee uses already-owned shares of Common Stock to pay for the exercise of any options. The reload provision permits the grantee the right to purchase the same number of shares of our Common Stock as the grantee used to exercise any options at an exercise price equal to the fair market value of a share of Common Stock on the date of exercise of the initial option to which the reload relates. The 1998 Plan does not provide for "reload options".

(3)
Grant Date Present Value determined under Black-Scholes Valuation Method. The estimated values under the Black-Scholes model are based on the following assumptions: the risk-free rate of return is 5.38%, the expected dividend yield is 0%, the expected volatility is 51.3% and the expected term is five years. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

(4)
Represents grant to employee of non-qualified stock options to purchase shares of Common Stock granted on March 23, 2000 under the 1998 Plan that are exercisable in installments, with 50% of the options becoming exercisable one year after the date of grant and with an additional 50% of the options becoming exercisable on each successive anniversary date. Full vesting will occur on the second anniversary date.

(5)
Represents grant to employee of non-qualified stock options to purchase shares of Common Stock granted on March 23, 2000 under the 1991 Plan that are exercisable in installments, with 25% of the options becoming exercisable one year after the date of grant and with an additional 25% of the options becoming exercisable on each successive anniversary date. Full vesting will occur on the fourth anniversary date.

(6)
Represents a reload grant to employee of qualified stock options to purchase shares of Common Stock granted on March 2, 2000 under the 1991 Plan that are exercisable six months after the date of grant. Full vesting will occur on the six month.

(7)
Represents grant to employee of non-qualified stock options to purchase shares of Common Stock granted on May 10, 2000 under the 1998 Plan that are exercisable in installments, with 25% of the options becoming exercisable one year after the date of grant and with an additional 25% of the options becoming exercisable on each successive anniversary date. Full vesting will occur on the fourth anniversary date.

(8)
Options were granted at an exercise price equal to the fair market value on the date of grant.

(9)
Represents grant to employee of non-qualified stock options to purchase shares of Common Stock granted on November 2, 2000 under the 1998 Plan that are exercisable one year after the date of grant. Full vesting will occur on the first anniversary date.

(10)
Represents grant to employee of non-qualified stock options to purchase shares of Common Stock granted on March 23, 2000 under the 1998 Plan that are exercisable one year after the date of grant. Full vesting will occur on the first anniversary date.

(11)
Represents grant to employee of non-qualified stock options to purchase shares of Common Stock granted on March 23, 2000 under the 1991 Plan that are exercisable in installments, with 33% of the options becoming exercisable one year after the date of grant and with an additional 33% of the options becoming exercisable on each successive anniversary date. Full vesting will occur on the third anniversary date.

Aggregated Option Exercises and Year-End Option Values

    The following table shows information for the named executive officers concerning exercises of stock options during 2000 and the amount and values of unexercised stock options as of December 31, 2000.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)
	Shares Acquired on Exercise (#)				Value of Unexercised "In-The-Money" Options at Fiscal Year-End ($)(1)
		Value Realized ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Frank Perna, Jr.	—	$—	221,500	612,500	$454,000	$454,000
Louis A. Greco	10,000	$64,000	211,274	148,750	$36,000	$108,000
Kenneth D. Blakely	—	$—	142,500	172,500	$61,000	$143,000
Richard C. Murphy	—	$—	75,000	95,500	$37,000	$72,000
Jeffrey Morgan	—	$—	6,250	64,250	$12,000	$36,000

Notes to Option Exercise Table

(1)
Based on the closing price of MSC.Software's common stock on December 31, 2000 ($7.85 per share) minus the exercise price of "in-the-money" options.

Severance Plans and Other Information

    We have entered into severance agreements with the named executive officers and other key employees. These severance agreements provide that, if we or the employee terminate the employee's employment with MSC.Software (other than as a result of death or disability) for any reason within two years after a change of control(1) of MSC.Software, the employee will receive a severance payment. The severance payments will be reduced to the extent any payment is not deductible by us for federal income tax purposes. The severance agreements are automatically renewed annually unless MSC.Software gives written notice that it does not wish to extend them. In addition, the agreements will continue in effect for three years after a change in control.

(1)
Under the severance agreements, a change in control is defined to include the following transactions unless approved by a majority of the Board of Directors:

(a)
any person or group becomes the beneficial owner of 20% or more of the combined voting power of MSC.Software's then outstanding securities;

(b)
the election in a contest for election of a majority of the Board who were not directors prior to such contest;

(c)
the stockholders approve the dissolution or liquidation of MSC.Software;

(d)
the stockholders approve a merger, consolidation or other reorganization of MSC.Software, as a result of which less than 50% of the outstanding voting securities of the resulting entity are owned by former stockholders of MSC.Software; or

(e)
the stockholders approve the sale of all or substantially all of the assets of MSC.Software to a person or entity which is not a subsidiary of MSC.Software.

    Perna, Greco, Blakely, Murphy and Morgan—The severance payment for Frank Perna, Jr., Louis Greco, Kenneth Blakely, Richard C. Murphy and Jeffrey Morgan will be a cash payment of two and one-half times the average of the cash compensation received by the employee over the last five years.

    Other Key Employees—Some key employees with severance agreements who have been employed by MSC.Software for at least five years will receive a severance payment at least equal to the average of the employee's total cash compensation over the last five years, increasing ratably to a maximum of two times the average of the last five years of such employee's total cash compensation if the employee was employed for ten years or more. Others will receive two and one half times the average of the cash compensation received by the employee over the last five years regardless of the length of service. A total of 149 employees have severance agreements with MSC.Software.

Directors' Compensation

    Directors who are also employees or officers of MSC.Software do not receive any additional compensation for their service on the Board. Currently, non-employee directors receive a $15,000 annual retainer plus $5,000 per year for each committee chair. Directors also receive $2,500 for each Board meeting they attend and $1,500 for each committee meeting they attend. In addition, non-employee directors are reimbursed for all expenses incurred in connection with attendance at meetings of the Board and the performance of Board duties.

    Directors who are not officers or employees of MSC.Software are eligible to participate in the Non-Employee Director Program. Under this program, directors receive a grant of options to purchase 10,000 shares of common stock upon election to the Board. In addition, directors receive an annual grant of options to purchase 3,000 shares of common stock on the first business day of each calendar year. On January 3, 2000, Larry Barels, Donald Glickman, George Riordan and William Grun each received 3,000 options to purchase common stock of the Company at an exercise price of $10.125. All of the options granted under the program become exercisable 12 months after the date of grant and expire on the fifth anniversary of the grant date.

Compensation Committee Interlocks and Insider Participation

    William Grun, Donald Glickman and Larry Barels each served as members of the Compensation Committee during 2000. None of the members of the Compensation Committee are officers or employees, or former officers or employees, of MSC.Software or any of its subsidiaries. No interlocking relationship exists between the members of the Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 15, 2001, the names, addresses, and holdings of those persons known to us to be beneficial owners of more than 5% of our common stock, the names and holdings of each director and each nominee for director, the names and holdings of each executive officer named in the Summary Compensation Table ("named executive officers") and the holdings of all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount Beneficially Owned and Nature of Beneficial Ownership (1)		Percent of Class (2)
Royce & Associates, Inc.	1,427,415	(3)	10.0%
1414 Avenue of the Americas
New York, NY 10019
Nearchos Irinarchos	1,532,013	(4)	9.7%
Vikavagen 9
5-167 71 Bromma, Sweden
Larry S. Barels	46,000		*
Donald Glickman	23,000		*
William F. Grun	29,000		*
George N. Riordan	81,600		*
Frank Perna, Jr.	489,687		3.3%
Louis A. Greco	268,195		1.9%
Kenneth D. Blakely	176,415		1.2%
Richard C. Murphy	109,439		*
Jeffrey Morgan	17,500		*
All Directors and Executive Officers as a Group (14 persons)	1,418,986	(5)	10.0%

Notes to Stock Ownership Table

* Holdings represent less than 1% of all shares outstanding.

(1)
Except as provided with respect to certain shares held in trust with the person's spouse and as otherwise provided under state community property laws, beneficial ownership is direct (and includes shares held pursuant to MSC.Software Corporation's Profit Sharing Plan, 1998 and 1999 Executive Bonus Plan and Employee Stock Purchase Plan), and the person indicated has sole voting and investment power over the shares of Common Stock indicated. The amounts shown in this column include shares issuable upon (i) conversion of our 7-7/8% Convertible Subordinated Debentures due 2004 (the "Debentures") or (ii) exercise of options which are exercisable on or within 60 days of March 15, 2001, in the following amounts: Frank Perna, Jr.—393,500; George N. Riordan—71,500; Kenneth D. Blakely—162,500; Louis A. Greco—228,774; Larry S. Barels—16,000; Donald Glickman—16,000; William F. Grun—19,000; Richard C. Murphy—86,250; and Jeffrey Morgan—17,500.

(2)
All expressions of percent of class held assume that the Debentures and options, if any, of the particular person or group in question, and no others, have been exercised.

(3)
Based upon information set forth in a Schedule 13G/A filed under the Securities Exchange Act of 1934 by Royce & Associates, Inc. and Charles M. Royce in February 2001. These entities are filing as a group. Royce & Associates, Inc. has sole voting and investment power with respect to 1,427,415 shares of Common Stock and Royce Management Company has sole voting and investment power with respect to 5,000 shares of Common Stock. Charles Royce may be deemed to be a controlling person of both Royce & Associates, Inc. and Royce Management Company.

  Mr. Royce does not own any shares outside of these entities, and disclaims beneficial ownership of the shares held by Royce & Associates, Inc.

(4)
Based upon information set forth in a Schedule 13G filed under the Securities and Exchange Act of 1934 by Nearchos Irinarchos, Dendron Technology B.V. and Fronos Technology B.V. in June 1999. Nearchos Irinarchos is the sole shareholder and general manager of each of Dendron and Fronos and shares the power to vote and the power to dispose or direct the disposition of an aggregate of 1,400,000 shares of Common Stock issuable upon the exercise of warrants of MSC.Software and 132,013 shares of Common Stock issuable upon the conversion of Debentures.

(5)
Includes 1,185,358 shares issuable upon exercise of options granted the directors and executive officers of MSC.Software which are exercisable on or within 60 days of March 15, 2001. See footnote (1) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 2000, we utilized the services of Geometric Software Solutions Co. Ltd. ("GSSL"), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. Frank Perna, Jr. is a director of GSSL. In 2000, we paid $1,442,000 to GSSL.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)1. Financial Statements

    The following consolidated financial statements of MSC.Software Corporation, as included in its Annual Report, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2000 and 1999
Consolidated Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998
Consolidated Statements of Shareholders' Equity for the Period
January 1, 1998 to December 31, 2000
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998
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
10.1
Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to MSC.Software Corporation's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999, and incorporated herein by reference).
10.2	*
1998 Incentive Stock Option Plan for Key Employees, as amended (filed as Annex A to The MacNeal-Schwendler Corporation's Annual Proxy Statement for the Annual Meeting of Shareholders held on June 23, 1999, and incorporated herein by reference).
10.3	*
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
10.5
Second Amendment to Loan and Security Agreement Between MSC.Software Corporation and Comerica Bank-California (filed as Exhibit 10.1 of MSC.Software Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference).

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
10.10	*
Form of Indemnification Agreement between MSC.Software Corporation and directors, officers and agents thereof (filed as Exhibit 10.5 to MSC.Software Corporation's Annual Report on Form 10-K filed for the year ended January 31, 1989, and incorporated herein by reference).
10.11	(a)*
Form of Severance Agreement between MSC.Software Corporation and executive officers thereof (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation's Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).
10.11	(b)*
Form of Severance Agreement between MSC.Software Corporation and key employees (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation's Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).
10.12	*
Amendment 1991-1 to 1983 Incentive Stock Option Plan for Key Employees (filed as Annex A to MSC.Software Corporation's Annual Proxy Statement for the Annual Meeting of Shareholders held on June 12, 1991, and incorporated herein by reference).
10.13	*
Amendment 1992-1 to 1983 Incentive Stock Option Plan for Key Employees (filed as part of the Annual Proxy Statement for MSC.Software Corporation's Annual Meeting of Shareholders held on June 10, 1992, and incorporated herein by reference).
10.14	*	1991 Stock Option Plan (filed as Annex A to MSC.Software Corporation's Annual Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1992, and incorporated herein by reference).
10.15	*	1991 Stock Option Plan Amendment (filed as part of MSC's definitive Proxy Statement for the Annual Meeting of Shareholders on June 14, 1995, and incorporated herein by reference).

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
10.19	*
Form of Director Change in Control Agreement (filed as Exhibit 10.15 to The MacNeal-Schwendler Corporation's Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).
21	**	Material Subsidiaries of the Registrant.
23	**	Consent of Ernst & Young LLP, Independent Auditors.

*
Denotes management contract or compensatory plan.

**
Indicates filed herewith.

Item 14(b). Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)
Dated: March 30, 2001	By:	/s/ FRANK PERNA, JR. Frank Perna, Jr. Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ FRANK PERNA, JR. Frank Perna, Jr.	Chairman of the Board and Chief Executive Officer	March 30, 2001
/s/ LOUIS A. GRECO Louis A. Greco	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ LARRY S. BARELS Larry S. Barels	Director	March 30, 2001
/s/ DONALD GLICKMAN Donald Glickman	Director	March 30, 2001
/s/ WILLIAM F. GRUN William F. Grun	Director	March 30, 2001
/s/ GEORGE N. RIORDAN George N. Riordan	Director	March 30, 2001

QuickLinks

MSC.SOFTWARE CORPORATION INDEX TO FORM 10-K DECEMBER 31, 2000
PART I
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MSC.SOFTWARE CORPORATION CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE PERIOD JANUARY 1, 1998 TO DECEMBER 31, 2000
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
MSC.SOFTWARE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000, 1999 AND 1998
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
PART III
PART IV
SIGNATURES