Form 10-Q
period 2001-03-31
MSC SOFTWARE CORP
filed 2001-05-15
CIK 717238

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number 1-8722

MSC.SOFTWARE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-2239450 (I.R.S. Employer Identification No.)
815 Colorado Boulevard Los Angeles, California (Address of Principal Executive Offices)	90041 (Zip Code)

(323) 258-9111
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 1, 2001, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 14,403,169.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

MARCH 31, 2001

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets March 31, 2001 (Unaudited) and December 31, 2000	2
	Consolidated Statements of Income (Unaudited) Three Months Ended March 31, 2001 and 2000	3
	Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2001 and 2000	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16

MSC.SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$24,474,000	$28,806,000
Investments	1,045,000	1,853,000
Trade Accounts Receivable, Net of Allowance of $3,579,000 at March 31, 2001 and $4,355,000 at December 31, 2000	53,162,000	45,950,000
Deferred Tax Charges	16,100,000	16,172,000
Other Current Assets	9,326,000	9,683,000

Total Current Assets	104,107,000	102,464,000
Property and Equipment, Net	20,043,000	15,040,000
Capitalized Software Costs, Net	25,001,000	23,704,000
Goodwill, Net	31,704,000	33,011,000
Other Intangible Assets, Net	28,919,000	30,420,000
Other Assets	4,218,000	4,015,000

Total Assets	$213,992,000	$208,654,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$5,973,000	$5,575,000
Current Portion of Note Payable	3,733,000	3,200,000
Current Portion of Subordinated Notes Payable	3,236,000	3,236,000
Deferred Revenue	49,692,000	38,671,000
Compensation and Related Expenses	9,636,000	10,043,000
Restructuring Reserve	1,317,000	1,340,000
Other Current Liabilities	18,174,000	21,711,000

Total Current Liabilities	91,761,000	83,776,000
Deferred Income Taxes	16,023,000	16,344,000
Note Payable, Less Current Portion	—	1,333,000
Convertible Subordinated Debentures	58,360,000	58,345,000
Subordinated Notes Payable, Less Current Portion	8,953,000	8,874,000
Commitments and Contingencies
Shareholders' Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 14,259,990 and 14,173,400 Issued and Outstanding at March 31, 2001 and December 31, 2000, Respectively	36,049,000	35,198,000
Common Stock Warrants	4,428,000	4,428,000
Retained Earnings	6,186,000	4,826,000
Accumulated Other Comprehensive Loss	(7,491,000)	(4,193,000)
Treasury Shares, At Cost (40,000 Shares at March 31, 2001 and December 31, 2000)	(277,000)	(277,000)

Total Shareholders' Equity	38,895,000	39,982,000

Total Liabilities and Shareholders' Equity	$213,992,000	$208,654,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2001	2000
REVENUE:
Software Licenses	$26,065,000	$23,556,000
Software Support and Services	18,592,000	15,791,000

Total Revenue	44,657,000	39,347,000

COST OF REVENUE:
Software Licenses	5,156,000	5,381,000
Software Support and Services	6,764,000	5,686,000

Total Cost of Revenue	11,920,000	11,067,000

GROSS PROFIT	32,737,000	28,280,000

OPERATING EXPENSE:
Research and Development	5,372,000	4,222,000
Selling, General and Administrative	20,983,000	18,424,000
Amortization of Goodwill and Other Intangibles	2,688,000	2,675,000

Total Operating Expense	29,043,000	25,321,000

OPERATING INCOME	3,694,000	2,959,000

OTHER EXPENSE (INCOME):
Interest Expense	1,613,000	1,695,000
Other Income, Net	(164,000)	(272,000)

Total Other Expense, Net	1,449,000	1,423,000

INCOME BEFORE PROVISION FOR INCOME TAXES	2,245,000	1,536,000
Provision for Income Taxes	885,000	538,000

NET INCOME	$1,360,000	$998,000

BASIC EARNINGS PER SHARE	$0.10	$0.07

DILUTED EARNINGS PER SHARE	$0.09	$0.07

Basic Weighted-Average Shares Outstanding	14,182,000	13,905,000

Diluted Weighted-Average Shares Outstanding	14,667,000	15,158,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,360,000	$998,000
Adjustments to Reconcile Net Income to Net Cash Provided
By Operating Activities:
Provision for Doubtful Accounts	291,000	169,000
Depreciation and Amortization of Property and Equipment	1,210,000	972,000
Amortization of Capitalized Software Costs	2,068,000	2,593,000
Amortization of Goodwill and Other Intangibles	2,688,000	2,675,000
Amortization of Discounts	94,000	92,000
Loss on Disposal of Property and Equipment	1,000	1,000
Deferred Income Taxes	72,000	(65,000)
Changes in Assets and Liabilities:
Trade Accounts Receivable	(7,503,000)	(11,554,000)
Other Current Assets	357,000	413,000
Accounts Payable	398,000	(46,000)
Deferred Revenue	11,021,000	14,350,000
Compensation and Related Expenses	(407,000)	(425,000)
Restructuring Reserve	(23,000)	(604,000)
Other Current Liabilities	(3,537,000)	(4,630,000)

Net Cash Provided By Operating Activities	8,090,000	4,939,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investments	(16,000)	(5,000)
Acquisition of Property and Equipment	(6,214,000)	(1,263,000)
Purchase of Software	—	(201,000)
Capitalized Internal Software Development Costs	(3,374,000)	(2,847,000)
Other	(74,000)	982,000

Net Cash Used In Investing Activities	(9,678,000)	(3,334,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Note Payable	(800,000)	(800,000)
Issuance of Common Stock	851,000	1,574,000

Net Cash Provided By Financing Activities	51,000	774,000

TRANSLATION ADJUSTMENT	(2,795,000)	(955,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,332,000)	1,424,000
Cash and Cash Equivalents at Beginning of Period	28,806,000	21,735,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,474,000	$23,159,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

NOTE 1—BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of MSC.Software Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    The balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

    Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2—CAPITALIZED SOFTWARE COSTS

    The components of capitalized software costs, as they affected operating income, are as follows:

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Capitalized Internal Software Development Costs	$(3,374,000)	$(2,847,000)
Amortization of Capitalized Software Costs	2,068,000	2,593,000

	$(1,306,000)	$(254,000)

    Amortization expense associated with capitalized software costs is reported in cost of license revenue, and capitalized internal software development costs, net of reserves, are reported as a reduction of research and development expense.

    The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No such losses were recorded in 2001 or 2000.

NOTE 3—RESTRUCTURING RESERVE

    The following is the activity in the restructuring reserve for the periods indicated:

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Balance at Beginning of Period	$1,340,000	$2,875,000
Amounts Paid	(23,000)	(604,000)

Balance at End of Period	$1,317,000	$2,271,000

NOTE 4—OTHER CURRENT LIABILITIES

    The components of other current liabilities are as follows:

	March 31, 2001	December 31, 2000
	(Unaudited)
Sales Taxes Payable	$5,042,000	$4,305,000
Income Taxes Payable	4,915,000	4,782,000
Contribution to Profit Sharing Plan	1,811,000	2,141,000
Commissions Payable	1,133,000	1,392,000
Royalties Payable	956,000	1,426,000
Interest Payable	574,000	2,014,000
Other	3,743,000	5,651,000

Total Other Current Liabilities	$18,174,000	$21,711,000

NOTE 5—EARNINGS PER SHARE

    The following table sets forth the computation of Basic and Diluted Earnings Per Share:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2001
Basic Earnings Per Share	$1,360,000	14,182,000	$0.10
Effect of Dilutive Stock Options and Warrants(1)	—	485,000	—

Diluted Earnings Per Share	$1,360,000	14,667,000	$0.09

Three Months Ended March 31, 2000
Basic Earnings Per Share	$998,000	13,905,000	$0.07
Effect of Dilutive Stock Options and Warrants(1)	—	1,253,000	—

Diluted Earnings Per Share	$998,000	15,158,000	$0.07

(1)
Anti-dilutive stock options, warrants and convertible subordinated debentures are excluded from the calculation of Diluted Earnings Per Share for the periods indicated.

NOTE 6—SEGMENT INFORMATION

    The Company operates in a single reportable segment. International Operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes the revenues of the Company's operations by geographic location:

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Revenue:
The Americas	$19,470,000	$17,255,000
Asia-Pacific	12,764,000	10,580,000
Europe	12,423,000	11,512,000

Total Revenue	$44,657,000	$39,347,000

    The following table summarizes the identifiable assets of the Company's operations by geographic location:

	March 31, 2001	December 31, 2000
	(Unaudited)
Identifiable Assets:
The Americas	$153,404,000	$152,563,000
Europe	39,624,000	33,496,000
Asia-Pacific	20,964,000	22,595,000

Total Identifiable Assets	$213,992,000	$208,654,000

    The net assets of the Company's foreign subsidiaries (excluding intercompany items) totaled $30,215,000 and $31,524,000 as of March 31, 2001 and December 31, 2000, respectively. Long-lived assets included in these amounts were $5,780,000 and $6,249,000 as of March 31, 2001 and December 31, 2000, respectively.

NOTE 7—COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Net Income	$1,360,000	$998,000
Other Comprehensive Income (Loss):
Change in Accumulated Translation Adjustment	(2,795,000)	(955,000)
Change in Unrealized Investment Gain, Net of Tax	(503,000)	16,000

Comprehensive Income (Loss)	$(1,938,000)	$59,000

    The Company does not provide any deferred tax benefit for the change in accumulated translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future. The amount of tax associated with the unrealized investment gain as of March 31, 2001 was $321,000. The amount of tax associated with the unrealized investment gain as of March 31, 2000 was immaterial.

NOTE 8—SUBSEQUENT EVENT

    On May 2, 2001, the Company announced the signing of a definitive merger agreement to acquire Advanced Enterprise Solutions, Inc. ("AES"). AES is a privately-held, systems and software integrator and the largest IBM Product Lifecycle Management ("PLM") Business Partner in the Americas, selling Dassault Systemes' PLM software portfolio comprised of CATIA, ENOVIA, DELMIA and SmartSolutions. The net transaction value is $90 million and will include net cash of $6.6 million, discounted notes of $17.6 million and 6,000,000 shares of the Company's common stock. By virtue of its equity ownership in AES, Dassault Systemes will become a 9% equity owner in the Company.

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

RESULTS OF OPERATIONS

    The following table sets forth items included in the consolidated statements of income data as percentages of total revenue.

	Three Months Ended March 31,
	2001	2000
REVENUE:
Software Licenses	58.4%	59.9%
Software Support and Services	41.6%	40.1%

Total Revenue	100.0%	100.0%

COST OF REVENUE:
Software Licenses	11.6%	13.6%
Software Support and Services	15.1%	14.5%

Total Cost of Revenue	26.7%	28.1%

GROSS PROFIT	73.3%	71.9%

OPERATING EXPENSE:
Research and Development	12.0%	10.7%
Selling, General and Administrative	47.0%	46.9%
Amortization of Goodwill and Other Intangibles	6.0%	6.8%

Total Operating Expense	65.0%	64.4%

OPERATING INCOME	8.3%	7.5%

OTHER EXPENSE (INCOME):
Interest Expense	3.6%	4.3%
Other Income, Net	(0.3)%	(0.7)%

Total Other Expense, Net	3.3%	3.6%

INCOME BEFORE PROVISION FOR INCOME TAXES	5.0%	3.9%
Provision for Income Taxes	2.0%	1.4%

NET INCOME	3.0%	2.5%

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

    Net Income—Consolidated net income was $1,360,000, or $.09 per diluted share, in 2001 compared to $998,000, or $0.07 per diluted share, in 2000.

    Revenue—We reported revenue of $44,657,000 in 2001 compared to $39,347,000 in 2000, an increase of $5,310,000, or 13%.

    Software License Revenue—Software license revenue was $26,065,000 for 2001 compared to $23,556,000 for the prior year, an increase of $2,509,000, or 11%. Software license revenue consists of licensing fees, which are fees charged for the right to use our software or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a long-term license for the use of the software. Software license revenue derived from annual renewable leases was $16,527,000, or 63% of total software license revenue, for 2001 compared to $16,451,000, or 70% of total software license revenue, for 2000, an increase of $76,000. Revenue from paid-up software licenses was $9,538,000, or 37% of total software license revenue, for 2001 compared to $7,105,000, or 30% of total software license revenue, for 2000, an increase of $2,433,000, or 34%. The increase was due to a trend in the market towards paid-up software licenses.

    Software Support and Services Revenue—Software support and services revenue was $18,592,000 for 2001 compared to $15,791,000 for the prior year, an increase of $2,801,000, or 18%. Software support and services revenue includes post-sales customer support ("PCS"), consulting and training services. PCS includes telephone support, "bug" fixes and upgrade privileges on a when and if available basis. Consulting and training services range from installation and basic consulting to software modification and customization to meet specific customer needs and training. Software support revenue was $13,719,000, or 74% of total software support and services revenue, for 2001 compared to $12,280,000, or 78% of total software support and services revenue, for 2000, an increase of $1,439,000, or 12%. Revenue from consulting and training services was $4,873,000, or 26% of total software support and services revenue, for 2001 compared to $3,511,000, or 22% of total software support and services revenue, for 2000, an increase of $1,362,000, or 39%.

    The following table shows revenue by geographic region and the related growth rates between 2000 and 2001.

	Three Months Ended March 31,		Revenue Growth		% of Total Revenue
	2001	2000	$	%	2001	2000
	(Unaudited)
Revenue:
The Americas	$19,470,000	$17,255,000	$2,215,000	13%	43%	44%
Asia-Pacific	12,764,000	10,580,000	2,184,000	21%	29%	27%
Europe	12,423,000	11,512,000	911,000	8%	28%	29%

Total Revenue	$44,657,000	$39,347,000	$5,310,000	13%	100%	100%

    The increase in revenue for all geographic regions was due primarily to increases in paid-up software licenses and consulting and training services. The Americas reported increases of $1,355,000 in software license revenue, which included an increase of $952,000 from paid-up software licenses, and $860,000 in software support and services revenue, which included an increase of $787,000 from consulting and training services. Asia-Pacific reported increases of $586,000 in software license revenue, which included an increase of $963,000 from paid-up software licenses, and $1,598,000 in software support and services revenue, which included an increase of $1,549,000 from consulting and training services. Europe reported increases of $568,000 in software license revenue, which included an increase of $518,000 from paid-up software licenses, and $343,000 in software support and services revenue, which included an increase of $259,000 from consulting and training services.

    Revenue growth in 2001 was also impacted from unfavorable foreign currency translation rates for the Euro and the Japanese Yen. Revenue in the current year would have been approximately $46,769,000 if translated using the prior year's foreign currency translation rates. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

    The following table details the effect of the currency rate changes on revenue for 2001 and the risk of change in 2001. The trend exchange rate was determined by extrapolating the rate change between 2000 and 2001 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in future periods.

	2001 Using 2000 Exchange Rates	2001 Using 2001 Exchange Rates	2001 Using 2000/2001 Trend Exchange Rates
Revenue:
The Americas	$19,470,000	$19,470,000	$19,470,000
Asia-Pacific(1)	13,998,000	12,764,000	11,744,000
Europe	13,301,000	12,423,000	11,653,000

Total Revenue	$46,769,000	$44,657,000	$42,867,000

Exchange Rates:
$/Euro	1.02	1.09	1.15
Yen/$	106.87	118.13	129.39

(1)
Includes revenue denominated In United States Dollars of $1,048,000.

    Cost of Revenue—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Total cost of revenue was $11,920,000, or 27% of total revenue, compared to $11,067,000, or 28% of total revenue, for the prior year.

    Cost of Revenue—Software Licenses—Cost of revenue—software licenses was $5,156,000, or 20% of license revenues, for 2001 compared to $5,381,000, or 23% of license revenues, for the prior year. 2001 and 2000 included software amortization of $2,068,000 and $2,593,000, respectively. Excluding amortization of capitalized software costs, cost of revenue—software licenses was $3,088,000, or 12% of license revenues, for 2001, which was consistent with the prior year of $2,788,000, or 12% of license revenues.

    Cost of Revenue—Support and Services—Cost of revenue—support and services was $6,764,000 or 36% of support and services revenues, for 2001 compared to $5,686,000, or 36% of support and services revenues, for the prior year. The increase in cost of revenue—support and services was due to an increase in staffing, primarily in Asia-Pacific.

    Gross Profit—Gross profit, which is total revenue less cost of revenue, was $32,737,000, or 73% of total revenue, for 2001, compared to $28,280,000, or 72% of total revenue, for 2000, an increase of $4,457,000, or 16%. This percent increase was due to the decrease in cost of revenue—software licenses as a percentage of license revenues.

    Operating Expense—Operating expense was $29,043,000 for 2001 compared to $25,321,000 for the prior year, an increase of $3,722,000, or 15%.

    Research and Development—In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2001 was $5,372,000 compared to $4,222,000 for 2000, an increase of $1,150,000, or 27%. The total gross investment in research and development activities for 2001 was $8,746,000, or 20% of total revenue, compared to $7,069,000, or 18% of total revenue, for the prior year. The increase in total gross research and development expense was due to increased staffing. Capitalized software development costs were $3,374,000 for 2001 compared to $2,847,000 for the prior year, an increase of $527,000, or 19%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    Selling, General and Administrative—Selling, general and administrative expense was $20,983,000, or 47% of total revenue, for 2001 compared to $18,424,000, or 47% of total revenue, for 2000, an increase of $2,559,000, or 14%. The increase in expenses, primarily sales commissions, was commensurate with the increase in revenues.

    Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $2,688,000 for 2001 compared to $2,675,000 for 2000.

    As with revenue, our expenses are impacted by foreign currency fluctuations. The following table details the effect of the currency rate changes on total expense for 2001 and the risk of change in 2001. The trend exchange rate was determined by extrapolating the rate change between 2000 and 2001 and is used to illustrate the sensitivity to foreign currency fluctuations. The trend rate is for illustration purposes only and may or may not reflect the actual translation rate in the future period.

	2001 Using 2000 Exchange Rates	2001 Using 2001 Exchange Rates	2001 Using 2000/2001 Trend Exchange Rates
Total Expense:
The Americas	$26,360,000	$26,360,000	$26,360,000
Europe	8,430,000	7,873,000	7,385,000
Asia-Pacific	7,439,000	6,730,000	6,144,000

Total Expense	$42,229,000	$40,963,000	$39,889,000

Exchange Rates:
$/Euro	1.02	1.09	1.15
Yen/$	106.87	118.13	129.39

    Operating Income—Operating income was $3,694,000 for 2001 compared to $2,959,000 for 2000, an increase of $735,000, or 25%.

    Total Other Expense—Total other expense was $1,449,000 for 2001 compared to $1,423,000 for 2000, an increase of $26,000, or 2%.

    Interest Expense—Interest expense was $1,613,000 for 2001 compared to $1,695,000 for the prior year, a decrease of $82,000, or 5%. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering ("PDA") in 1994 and MARC Analysis Research Corporation ("MARC") in June 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC and interest on the note payable taken out as part of the acquisition of Computerized Structural Analysis and Research Corporation ("CSAR") in November 1999. For financial statement purposes, the convertible subordinated debentures and subordinated notes payable from the MARC acquisition were issued with a discount. Such discount is amortized over the terms of the convertible subordinated debentures and subordinated notes payable and treated as additional interest expense. As a result, reported interest will be higher than the cash amount of interest that will actually be paid to the holders of the convertible subordinated debentures and subordinated notes payable.

    Other Income—Other income was $164,000 for 2001 compared to $272,000 for 2000. Other income includes gains and losses on property and equipment and other non-operating income or expense.

    Provision for Income Taxes—The estimated effective tax rates in 2001 and 2000 were 39% and 35%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    In the past, working capital needed to finance our operations has been provided by cash on hand and from cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $8,090,000 and $4,939,000 for the three months ended March 31, 2001 and 2000, respectively. Our working capital (current assets minus current liabilities) at March 31, 2001 was $12,346,000 compared to $18,688,000 at December 31, 2000, a decrease of $6,342,000, or 34%.

    In August 1999, we entered into a Loan and Security Agreement ("Loan Agreement") with a bank (the "Bank"). This credit facility includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. As of March 31, 2001, the amount available under the line of credit, based on the defined borrowing base, was $12,000,000. The term of the revolving portion of the Loan Agreement expires on August 31, 2001. An extension of the Loan Agreement is currently being negotiated. As of March 31, 2001, there was no balance outstanding on the line of credit and there were no borrowings from the line of credit during 2000 or 2001. In 1999, we borrowed $8,000,000 in connection with the acquisition of CSAR. The term of the loan is 30 months and requires monthly principal payments of $267,000. As of March 31, 2001, the balance on the loan was $3,733,000. All borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points. Borrowings under the Loan Agreement are secured by nearly all of our goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of March 31, 2001, we were in compliance with all covenants.

    In 1994, we issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA. An additional $2,000,000 principal amount of convertible subordinated debentures was issued, at a discount, in 1999 in connection with the MARC acquisition. The debentures bear interest at 7 7/8% with interest payments due semi-annually on March 15 and September 15. The estimated interest payment to be paid in September 2001 is $2,325,000. The conversion feature permits the holder to convert the debentures into shares of our common stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at our option at any time after August 18, 1997 upon payment of a premium. The amount of interest expense will decrease if the debentures are converted into common stock. At March 31, 2001, the balance of the convertible subordinated debentures, excluding unamortized discount of $196,000, was $58,556,000.

    In 1999, we also issued subordinated notes payable in connection with the MARC acquisition in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8%

with interest payments due semi-annually in January and July. The estimated interest payment to be paid in July 2001 is $567,000. $3,236,000 of the notes payable is due in June 2001 and the remaining $11,000,000 is due by June 2009.

    We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During the first three months of 2001 and 2000, we expended a total of $8,746,000 and $7,069,000, respectively, on development efforts, of which $3,374,000 and $2,847,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

    During the first three months of 2001 and 2000, we acquired $6,214,000 and $1,263,000, respectively, of new property and equipment. The increase in 2001 was due to costs associated with the relocation of our Corporate Headquarters and Costa Mesa offices to a new facility in Santa Ana, California. Capital expenditures also included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. Our capital expenditures vary from year to year, as required by business needs. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products.

    We do not plan to pay dividends in the foreseeable future. In addition, our Loan Agreement with our principal bank contains restrictions on the payment of dividends.

INFLATION

    Inflation in recent years has not had a significant effect on our business.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    The forward-looking statements in this report, including statements concerning projections of our future results, operating profits and earnings, are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to:

  •
  The timely development and market acceptance of new versions of our software products;

  •
  Dependence on certain industries;

  •
  The impact of the Internet on our business;

  •
  Timely development of computer-aided engineering technologies which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations;

  •
  Fluctuations of the United States dollar versus foreign currencies;

  •
  Economic conditions in Asia-Pacific, Europe and the United States;

  •
  Our ability to reduce costs without adversely impacting revenues;

  •
  Successful involvement of international and domestic business partners in creating mechanical engineering solutions;

  •
  Our ability to attract, motivate and retain salespeople, programmers and other key personnel;

  •
  The adoption by us of certain anti-takeover provisions; and

  •
  Continued demand for our products, including MSC.Nastran, MSC.Patran, MSC.Marc, MSC.Dytran, MSC.MVision, MSC.Nastran for Windows, and MSC.Working Model 4D.

    Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are hereby expressly qualified in their entirety by the cautionary statements in this section of this report and by the discussion of "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to the impact of foreign currency fluctuations and interest rate changes. MSC has not experienced a material change in these market risk areas from the end of the preceding fiscal year.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number
2.1	**	Agreement and Plan of Merger, dated as of May 2, 2001, by and among MSC.Software Corporation, AES Acquisition Corporation and Advanced Enterprise Solutions, Inc.
2.2	**	Stock Purchase Agreement, dated as of May 2, 2001, by and among MSC.Software Corporation, Dassault Systemes of America Corporation and Dassault Systemes.
3.1		Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).
3.2		Restated Bylaws of MSC.Software Corporation (filed as Exhibit 3.2 to MSC.Software Corporation's Annual Report on Form 10-K filed for the fiscal year ended January 31, 1996, and incorporated herein by reference).
3.3		Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation's Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).
4.1		The MacNeal-Schwendler Corporation Indenture dated as of June 17, 1999 with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).
4.2		The MacNeal-Schwendler Corporation Warrant Agreement dated as of June 18, 1999 with The MacNeal-Schwendler Corporation acting in the capacity of Warrant Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).
4.3		Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation's Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).
4.4		Indenture, dated as of August 18, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as part of MSC.Software Corporation's Registration Statement on Form S-3 (No. 33-83174), and incorporated herein by reference).
4.5		First Supplemental Indenture, dated September 22, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of MSC.Software Corporation's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).
4.6		Second Supplemental Indenture, dated December 14, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of MSC.Software Corporation's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).
10.1	**	Third Amendment to Loan and Security Agreement Between MSC.Software Corporation and Comerica Bank-California.

** Indicates filed herewith.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)
Date: May 14, 2001	By:	/s/ LOUIS A. GRECO LOUIS A. GRECO—Chief Financial Officer (Mr. Greco is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

QuickLinks

INDEX TO FORM 10–Q
MSC.SOFTWARE CORPORATION CONSOLIDATED BALANCE SHEETS
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MSC.SOFTWARE CORPORATION NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2001
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SIGNATURE