Form 10-K/A
period 2000-12-31
MSC SOFTWARE CORP
filed 2001-07-26
CIK 717238

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          COMMISSION FILE NUMBER 1-8722

                           ---------------------------

                            MSC.SOFTWARE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                           95-2239450
 (State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

          2 MACARTHUR PLACE
         SANTA ANA, CALIFORNIA                                   92707
  (Address of Principal Executive Offices)                      (Zip Code)

  (Registrant's Telephone Number, Including Area Code):      (714) 540-8900

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                              ON WHICH REGISTERED

 Common Stock, Par Value $0.01 Per Share              New York Stock Exchange

7-7/8% Convertible Subordinated Debentures            New York Stock Exchange
         Due August 18, 2004

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Warrants


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No /_/

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

     As of March 15, 2001, there were outstanding 14,236,336 shares of Common Stock of MSC.Software Corporation.


================================================================================

     This amendment to the Annual Report of Form 10-K for MSC.Software Corporation for the year ended December 31, 2000 is being filed to modify Part III, Item 11 only.

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


                                                                                                       LONG-TERM COMPENSATION
                                                               ANNUAL COMPENSATION                             AWARDS
                                                ---------------------------------------------       ------------------------------
                                                                                    OTHER           SECURITIES
                                                                                    ANNUAL          UNDERLYING         ALL OTHER
           NAME AND                             SALARY            BONUS          COMPENSATION         OPTIONS         COMPENSATION
     PRINCIPAL POSITION          YEAR             ($)               ($)             ($)(2)            (#)(3)             ($)(4)
    --------------------         ----          ---------        ---------        ------------       -----------       ------------
 Frank Perna, Jr.                2000          $ 325,000        $ 300,000         $      -            400,000          $ 37,770
   CHAIRMAN AND CHIEF            1999          $ 307,548        $ 250,000         $      -            150,000          $      -
   EXECUTIVE OFFICER             1998          $  14,808        $       -         $ 87,930            278,000          $      -

 Louis A. Greco                  2000          $ 225,000         $ 80,000         $      -             45,024          $ 26,107
   CHIEF FINANCIAL OFFICER       1999          $ 210,833         $ 55,040         $      -             75,000          $ 24,425
                                 1998          $ 204,167         $ 28,368         $      -            105,000          $ 23,747

 Kenneth D. Blakely              2000          $ 218,333         $ 71,000         $      -             40,000          $ 25,395
   SENIOR VICE PRESIDENT         1999          $ 194,996         $ 52,480         $      -            100,000          $ 25,776
                                 1998          $ 192,958         $ 27,178         $      -            115,000          $ 22,047

 Richard C. Murphy               2000          $ 183,333         $ 13,000         $126,658             20,500          $ 28,801
   VICE PRESIDENT                1999          $ 145,833         $ 11,668         $ 64,319             50,000          $ 20,047
                                 1998          $ 139,167         $ 41,545         $      -             75,000          $ 15,080

 Jeffrey Morgan                  2000          $ 172,917         $ 27,000         $      -             45,500          $ 19,107
   VICE PRESIDENT


NOTES TO SUMMARY COMPENSATION TABLE

(1) WE DID NOT MAKE ANY PAYMENTS OR AWARDS THAT WOULD BE CLASSIFIABLE UNDER THE RESTRICTED STOCK AWARD AND LTIP PAYOUT COLUMNS OTHERWISE REQUIRED TO BE INCLUDED IN THE TABLE BY THE APPLICABLE SECURITIES AND EXCHANGE COMMISSION DISCLOSURE RULES.

(2) THE AMOUNTS INCLUDED IN THIS COLUMN FOR EACH OF THE NAMED EXECUTIVE OFFICERS DO NOT INCLUDE THE VALUE OF CERTAIN PERQUISITES WHICH IN THE AGGREGATE DID NOT EXCEED THE LOWER OF $50,000 OR 10% OF EACH NAMED EXECUTIVE'S AGGREGATE FISCAL 1998, 1999 OR 2000 SALARY AND BONUS COMPENSATION.

(3) UNLESS OTHERWISE NOTED, REPRESENTS SHARES OF STOCK UNDERLYING OPTIONS GRANTED UNDER THE 1991 STOCK OPTION PLAN, AS AMENDED (THE "1991 PLAN") AND THE 1998 PLAN. THERE WERE NO INDIVIDUAL GRANTS OF STOCK OPTIONS IN TANDEM WITH STOCK APPRECIATION RIGHTS ("SAR'S") OR FREESTANDING SAR'S MADE DURING THE YEARS ENDED DECEMBER 31, 1998, 1999 OR 2000 TO THE ABOVE-NAMED EXECUTIVE OFFICERS.

(4) UNLESS OTHERWISE NOTED, THE AMOUNTS SHOWN CONSTITUTE CONTRIBUTIONS ON BEHALF OF THE NAMED INDIVIDUALS TO (A) THE MSC.SOFTWARE CORPORATION PROFIT SHARING PLAN ("PSP") AND (B) THE MSC.SOFTWARE CORPORATION SUPPLEMENTAL RETIREMENT AND DEFERRED COMPENSATION PLAN ("SERP") IN THE FOLLOWING
     AMOUNTS: FRANK PERNA, JR.: 2000 ($13,190 TO PSP, $24,580 TO SERP); LOUIS A.
     GRECO: 2000 ($13,190 TO PSP, $12,917 TO SERP), 1999 ($12,370 TO PSP,
     $12,055 TO SERP), 1998 ($12,580 TO PSP, $11,167 TO SERP); KENNETH D.
     BLAKELY: 2000 ($13,190 TO PSP, $12,205 TO SERP), 1999 ($12,370 TO PSP,
     $13,406 TO SERP), 1998 ($12,580 TO PSP, $9,467 TO SERP); RICHARD C. MURPHY:
     2000 ($13,190 TO PSP, $15,611 TO SERP); 1999 ($12,370 TO PSP, $7,677 TO
     SERP); 1998 ($10,455 TO PSP, $4,625 TO SERP); JEFFREY MORGAN: 2000 ($13,190
     TO PSP, $5,917 TO SERP);

OPTION GRANT TABLE

     The following table presents additional information concerning the stock options shown in the Summary Compensation Table and granted to the named executive officers for fiscal year 2000:

                                                     INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------------------------------------
                             NUMBER OF
                            SECURITIES
                            UNDERLYING         PERCENT OF TOTAL
                              OPTIONS           OPTIONS GRANTED                                                GRANT DATE
                              GRANTED           TO EMPLOYEES IN        EXERCISE PRICE        EXPIRATION       PRESENT VALUE
     NAME                    (#)(1)(2)         FISCAL YEAR 2000          ($/SHARE)              DATE             ($)(3)
  ----------                -----------        -----------------       --------------        ----------       ------------
Frank Perna, Jr.            100,000(10)              7.1%                 $ 13.0000          3/23/2010          $ 606,000
                            100,000 (4)              7.1%                 $ 15.0000          3/23/2010          $ 557,000
                            100,000(11)              7.1%                 $ 20.0000          3/23/2010          $ 457,000
                            100,000 (5)              7.1%                 $ 25.0000          3/23/2010          $ 383,000

Louis A. Greco                5,024 (6)              0.4%                 $ 12.9375(8)       7/31/2001          $  15,000
                             40,000 (7)              2.8%                 $  9.1250(8)       5/10/2010          $ 185,000

Kenneth D. Blakely           40,000 (7)              2.8%                 $  9.1250(8)       5/10/2010          $ 185,000

Richard C. Murphy            20,000 (7)              1.4%                 $  9.1250(8)       5/10/2010          $  93,000
                                500 (9)              0.0%                 $  8.6500(8)       11/2/2010          $   2,000

Jeffrey Morgan               25,000 (5)              1.8%                 $ 12.3120(8)       3/23/2010          $ 156,000
                             20,000 (7)              1.4%                 $  9.1250(8)       5/10/2010          $  93,000
                                500 (9)              0.0%                 $  8.6500(8)       11/2/2010          $   2,000

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

(6) REPRESENTS A RELOAD GRANT TO EMPLOYEE OF QUALIFIED STOCK OPTIONS TO PURCHASE SHARES OF COMMON STOCK GRANTED ON MARCH 2, 2000 UNDER THE 1991 PLAN THAT ARE EXERCISABLE SIX MONTHS AFTER THE DATE OF GRANT. FULL VESTING WILL OCCUR ON THE SIX-MONTH ANNIVERSARY DATE.

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


                                                          NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                            SHARES                       UNDERYING UNEXERCISED                    "IN-THE-MONEY"
                           ACQUIRED                    OPTIONS AT FISCAL YEAR-END           OPTIONS AT FISCAL YEAR-END
                              ON        VALUE                    (#)                                ($)(1)
                           EXERCISE    REALIZED      -----------------------------       -------------------------------
      NAME                   (#)         ($)         EXERCISABLE     UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
--------------------      --------     --------      -----------     -------------       -----------       -------------
Frank Perna, Jr.                -      $      -        221,500          612,500           $ 454,000          $ 454,000
Louis A. Greco             10,000      $ 64,000        211,274          148,750           $  36,000          $ 108,000
Kenneth D. Blakely              -      $      -        142,500          172,500           $  61,000          $ 143,000
Richard C. Murphy               -      $      -         75,000           95,500           $  37,000          $  72,000
Jeffrey Morgan                  -      $      -          6,250           64,250           $  12,000          $  36,000

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

     PERNA, GRECO, BLAKELY, MURPHY AND MORGAN - The severance payment for Frank Perna, Jr., Louis Greco, Kenneth Blakely, Richard C. Murphy and Jeffrey Morgan will be a cash payment of two and one-half times the average of the cash compensation received by the employee over the last five years.


--------

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

     OTHER KEY EMPLOYEES - Some key employees with severance agreements who have been employed by MSC.Software for at least five years will receive a severance payment at least equal to the average of the employee's total cash compensation over the last five years, increasing ratably to a maximum of two times the average of the last five years of such employee's total cash compensation if the employee was employed for ten years or more. Others will receive two and one half times the average of the cash compensation received by the employee over the last five years regardless of the length of service. A total of 149 employees have severance agreements with MSC.Software.

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

     Directors who are not officers or employees of MSC.Software are eligible to participate in the Non-Employee Director Program. Under this program, directors receive a grant of options to purchase 10,000 shares of common stock upon election to the Board. In addition, directors receive an annual grant of options to purchase 3,000 shares of common stock on the first business day of each calendar year. On January 3, 2000, Larry Barels, Donald Glickman, George Riordan and William Grun each received 3,000 options to purchase common stock at an exercise price of $10.125. All of the options granted under the program become exercisable 12 months after the date of grant and expire on the fifth anniversary of the grant date.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MSC.SOFTWARE CORPORATION
                                   (REGISTRANT)



Dated:  JULY 25, 2001         BY:  /s/    LOUIS A. GRECO
                                   ----------------------------------
                                   LOUIS A. GRECO
                                   CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)