Form 10-Q
period 2001-06-30
MSC SOFTWARE CORP
filed 2001-08-14
CIK 717238

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                To

Commission File Number 1-8722

MSC.SOFTWARE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-2239450 (I.R.S. Employer Identification No.)
2 MacArthur Place Santa Ana, California (Address of Principal Executive Offices)	92707 (Zip Code)

(714) 540-8900
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 1, 2001, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 24,607,001.

MSC.SOFTWARE CORPORATION
INDEX TO FORM 10-Q
JUNE 30, 2001

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets June 30, 2001 (Unaudited) and December 31, 2000	2
	Consolidated Statements of Income (Unaudited) Three and Six Months Ended June 30, 2001 and 2000	3
	Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2001 and 2000	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18

MSC.SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,277,000	$28,806,000
Investments	1,397,000	1,853,000
Trade Accounts Receivable, Net of Allowance of $2,447,000 and $4,355,000 at March and December, Respectively	49,087,000	45,950,000
Deferred Tax Charges	16,128,000	16,172,000
Other Current Assets	12,247,000	9,683,000

Total Current Assets	111,136,000	102,464,000
Property and Equipment, Net	23,973,000	15,040,000
Capitalized Software Costs, Net	26,022,000	23,704,000
Goodwill, Net	30,326,000	33,011,000
Other Intangible Assets, Net	27,928,000	30,420,000
Other Assets	4,579,000	4,015,000

TOTAL ASSETS	$223,964,000	$208,654,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$5,803,000	$5,575,000
Current Portion of Note Payable	2,933,000	4,533,000
Current Portion of Subordinated Notes Payable	—	3,236,000
Deferred Revenue	51,345,000	38,671,000
Compensation and Related Expenses	10,530,000	10,043,000
Restructuring Reserve	767,000	1,340,000
Other Current Liabilities	17,330,000	21,711,000

Total Current Liabilities	88,708,000	85,109,000

Deferred Income Taxes	16,268,000	16,344,000
Convertible Subordinated Debentures, Net	58,374,000	58,345,000
Subordinated Notes Payable, Less Current Portion	9,030,000	8,874,000
Commitments and Contingencies
Shareholders' Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 15,225,700 and 14,173,400 Issued and Outstanding at June 30, 2001 and December 31, 2000, Respectively	46,897,000	35,198,000
Common Stock Warrants	3,995,000	4,428,000
Retained Earnings	9,037,000	4,826,000
Accumulated Other Comprehensive Loss	(8,068,000)	(4,193,000)
Treasury Shares, At Cost (40,000 Shares at June 30, 2001 and December 31, 2000)	(277,000)	(277,000)

Total Shareholders' Equity	51,584,000	39,982,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$223,964,000	$208,654,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
REVENUE:
Software Licenses	$28,817,000	$26,071,000	$54,882,000	$49,627,000
Software Support and Services	19,841,000	17,370,000	38,433,000	33,161,000

Total Revenue	48,658,000	43,441,000	93,315,000	82,788,000

COST OF REVENUE:
Software Licenses	6,319,000	5,348,000	11,475,000	10,729,000
Software Support and Services	7,624,000	5,377,000	14,388,000	11,063,000

Total Cost of Revenue	13,943,000	10,725,000	25,863,000	21,792,000

GROSS PROFIT	34,715,000	32,716,000	67,452,000	60,996,000

OPERATING EXPENSE:
Research and Development	5,047,000	4,721,000	10,419,000	8,943,000
Selling, General and Administrative	20,661,000	19,977,000	41,644,000	38,401,000
Amortization of Goodwill and Other Intangibles	2,761,000	2,721,000	5,449,000	5,396,000

Total Operating Expense	28,469,000	27,419,000	57,512,000	52,740,000

OPERATING INCOME	6,246,000	5,297,000	9,940,000	8,256,000

OTHER EXPENSE:
Interest Expense	1,589,000	1,676,000	3,202,000	3,371,000
Other Expense (Income), Net	(26,000)	207,000	(190,000)	(65,000)

Total Other Expense, Net	1,563,000	1,883,000	3,012,000	3,306,000

INCOME BEFORE PROVISION FOR INCOME TAXES	4,683,000	3,414,000	6,928,000	4,950,000
Provision for Income Taxes	1,832,000	1,397,000	2,717,000	1,935,000

NET INCOME	$2,851,000	$2,017,000	$4,211,000	$3,015,000

BASIC EARNINGS PER SHARE	$0.19	$0.14	$0.29	$0.22

DILUTED EARNINGS PER SHARE	$0.18	$0.14	$0.27	$0.21

Basic Weighted-Average Shares Outstanding	14,676,000	14,008,000	14,351,000	13,944,000

Diluted Weighted-Average Shares Outstanding	16,214,000	14,564,000	15,492,000	14,586,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,211,000	$3,015,000
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	(687,000)	337,000
Depreciation and Amortization of Property and Equipment	2,785,000	1,983,000
Amortization of Capitalized Software Costs	4,355,000	5,352,000
Amortization of Goodwill and Other Intangibles	5,449,000	5,395,000
Amortization of Discounts	185,000	182,000
Gain on Disposal of Property and Equipment	7,000	(34,000)
Deferred Income Taxes	181,000	(86,000)
Other	77,000	—
Changes in Assets and Liabilities:
Trade Accounts Receivable, Net	(2,450,000)	(550,000)
Other Current Assets	(2,564,000)	(4,680,000)
Accounts Payable	228,000	(195,000)
Deferred Revenue	12,674,000	11,233,000
Compensation and Related Expenses	487,000	(69,000)
Restructuring Reserve	(323,000)	(1,002,000)
Other Current Liabilities	(1,758,000)	(339,000)

Net Cash Provided By Operating Activities	22,857,000	20,542,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Securities Available-for-Sale	—	(5,000)
Acquisition of Property and Equipment	(11,975,000)	(4,182,000)
Purchase of Software	—	(582,000)
Capitalized Internal Software Development Costs	(7,063,000)	(6,067,000)
Other Investing Activities	(599,000)	(253,000)

Net Cash Used In Investing Activities	(19,637,000)	(11,089,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Notes Payable	(4,836,000)	(1,600,000)
Issuance of Common Stock	8,674,000	1,739,000
Other Financing Activities	—	1,000

Net Cash Provided By Financing Activities	3,838,000	140,000

TRANSLATION ADJUSTMENT	(3,587,000)	(545,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,471,000	9,048,000
Cash and Cash Equivalents at Beginning of Period	28,806,000	21,735,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,277,000	$30,783,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

NOTE 1—BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of MSC.Software Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 2—CAPITALIZED SOFTWARE COSTS

    The components of capitalized software costs, as they affected operating income, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Capitalized Internal Software Development Costs	$(3,689,000)	$(3,220,000)	$(7,063,000)	$(6,067,000)
Amortization of Capitalized Software Costs	2,287,000	2,759,000	4,355,000	5,352,000

	$(1,402,000)	$(461,000)	$(2,708,000)	$(715,000)

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

NOTE 3—RESTRUCTURING RESERVE

    The following is the activity in the restructuring reserve for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Balance at Beginning of Period	$1,317,000	$2,271,000	$1,340,000	$2,875,000
Charges to Expense	—	—	—	—
Amounts Paid or Realized	(550,000)	(398,000)	(573,000)	(1,002,000)

Balance at End of Period	$767,000	$1,873,000	$767,000	$1,873,000

NOTE 4—OTHER CURRENT LIABILITIES

    The components of other current liabilities are as follows:

	June 30, 2001	December 31, 2000
	(Unaudited)
Income Taxes Payable	$2,731,000	$4,782,000
Sales Taxes Payable	4,817,000	4,305,000
Interest Payable	1,895,000	2,014,000
Contributions to Profit Sharing Plan	1,217,000	2,141,000
Royalties Payable	1,243,000	1,426,000
Commissions Payable	1,515,000	1,392,000
Other Accrued Liabilities	3,912,000	5,651,000

Total Other Current Liabilities	$17,330,000	$21,711,000

NOTE 5—EARNINGS PER SHARE

    The following table sets forth the computation of Basic and Diluted Earnings Per Share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2000		2001		2000
	(Unaudited)				(Unaudited)
Numerator:
Numerator for Basic Earnings Per Share—Net Income	$2,851,000		$2,017,000		$4,211,000		$3,015,000
Effect of Dilutive Securities—Interest on 7 7/8% Convertible Subordinated Debentures, Net of Tax	—	(1)	—	(1)	—	(1)	—	(1)

Numerator for Diluted Earnings Per Share	$2,851,000		$2,017,000		$4,211,000		$3,015,000

Denominator:
Denominator for Basic Earnings Per Share—Weighted-Average Shares Outstanding	14,676,000		14,008,000		14,351,000		13,944,000
Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	1,538,000		556,000		1,141,000		642,000
7 7/8% Convertible Subordinated Debentures	—	(1)	—	(1)	—	(1)	—	(1)

Dilutive Potential Common Shares	1,538,000		556,000		1,141,000		642,000

Denominator for Diluted Earnings Per Share—Adjusted Weighted-Average Shares and Assumed Conversions	16,214,000		14,564,000		15,492,000		14,586,000

BASIC EARNINGS PER SHARE	$0.19		$0.14		$0.29		$0.22

DILUTED EARNINGS PER SHARE	$0.18		$0.14		$0.27		$0.21

(1)
Anti-dilutive options, warrants and debentures are excluded from the calculation of Diluted Earnings Per Share for the periods indicated.

NOTE 6—SEGMENT INFORMATION

    The Company operates in a single reportable segment. International Operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes the revenues of the Company's operations by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues:
The Americas(1)	$20,544,000	$18,501,000	$40,014,000	$35,755,000
Asia-Pacific	14,508,000	12,958,000	27,272,000	23,537,000
Europe	13,606,000	11,982,000	26,029,000	23,496,000

Total Revenue	$48,658,000	$43,441,000	$93,315,000	$82,788,000

(1)
Substantially the United States

    The following table summarizes the identifiable assets of the Company's operations by geographic location:

	June 30, 2001	December 31, 2000
	(Unaudited)
Identifiable Assets:
The Americas(1)	$162,518,000	$152,563,000
Europe	36,147,000	33,496,000
Asia-Pacific	25,299,000	22,595,000

Total Identifiable Assets	$223,964,000	$208,654,000

(1)
Substantially the United States

    The net assets of the Company's foreign subsidiaries (excluding intercompany items) totaled $29,596,000 and $31,524,000 as of June 30, 2001 and December 31, 2000, respectively. Long-lived assets included in these amounts were $7,253,000 and $6,249,000 as of June 30, 2001 and December 31, 2000, respectively.

NOTE 7—COMPREHENSIVE INCOME

    The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net Income	$2,851,000	$2,017,000	$4,211,000	$3,015,000
Change in Accumulated Translation Adjustment	(792,000)	410,000	(3,587,000)	(545,000)
Change in Unrealized Gain (Loss) on Securities Available-for-Sale	215,000	(15,000)	(288,000)	1,000

Comprehensive Income	$2,274,000	$2,412,000	$336,000	$2,471,000

    The Company does not provide any deferred tax benefit for the change in accumulated translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future. The amount of tax associated with the unrealized investment gain as of June 30, 2001 was $430,000.

NOTE 8—CHANGE IN ESTIMATE

    During the second quarter of 2001, approximately $1,000,000 of previously established reserves for possible bad debts were reversed due to better accounts receivable collection activity.

NOTE 9—RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests or the nonamortization provisions of SFAS No. 142 will be on the earnings and financial position of the Company. The acquisition of AES (See Note 10) will be accounted for under the new rules. Accordingly, any goodwill (and other intangibles deemed to have indefinite lives) related to the acquisition of AES will not be amortized.

NOTE 10—SUBSEQUENT EVENTS

Acquisition of AES

    On July 20, 2001, the Company completed the acquisition of Advanced Enterprise Solutions, Inc. ("AES"). AES is a systems and software integrator and the largest IBM Product Lifecycle Management business partner in the Americas, selling Dassault Systemes' Product Lifecycle Management, software portfolio comprised of CATIA, ENOVIA, DELMIA and Smart Solutions. For the year ended December 31, 2000, AES had revenues of $97.7 million and net income of $6.8 million.

    To accomplish the acquisition of AES, the Company entered into a Stock Purchase Agreement with Dassault Systemes of America Corp. ("DSA"), pursuant to which the Company purchased from DSA all of the shares of AES held by DSA. The Company issued DSA 1,763,400 shares of our common stock. The Company also entered into an Agreement and Plan of Merger with AES pursuant to which AES was merged with our wholly owned subsidiary, which resulted in AES becoming our wholly owned subsidiary. In this merger, the stockholders of AES, other than DSA, received:

  •
  $20,000,000 in cash;

  •
  promissory notes in the aggregate principal amount of $20,000,000; and

  •
  3,517,696 shares of our common stock.

    The Company also assumed outstanding options to acquire AES common stock, which were converted into options to acquire up to approximately 718,900 shares of our common stock.

Call of Convertible Debentures

    On July 31, 2001, the Company gave notice to the holders of our convertible subordinated debentures of our intent to redeem all such debentures. The holders continue to have the option to convert the debentures into shares of our common stock at a per share price of $15.15 until August 31, 2001. Any debentures that remain outstanding as of August 31, 2001 will be redeemed at 100.89% of the principal balance, plus accrued interest. As of June 30, 2001, the balance of the convertible subordinated debentures, excluding unamortized discount of $182,000, was $58,556,000.

Sale of Common Stock

    On August 1, 2001, the Company completed the sale of 4,025,000 shares of our common stock in a public offering. The net proceeds to the Company, after the underwriter discount and estimated expenses, was approximately $67 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                FINANCIAL CONDITION

BUSINESS

    MSC.Software is a leader in the development, marketing and support of simulation software to optimize product design and quality and reduce product costs and time to market. We also provide a broad range of strategic engineering software consulting services to our customers to improve the integration and performance of their simulation technologies. We serve customers in several industries, including aerospace, automotive, machinery, electronics, consumer products, shipbuilding and railroad.

RESULTS OF OPERATIONS

    The following table sets forth items included in the consolidated statements of income data as percentages of total revenue for the three and six months ended June 30, 2001 and 2000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
REVENUE:
Software Licenses	59.2%	60.0%	58.8%	59.9%
Software Support and Services	40.8%	40.0%	41.2%	40.1%

Total Revenue	100.0%	100.0%	100.0%	100.0%

COST OF REVENUE:
Software Licenses	13.0%	12.3%	12.3%	12.9%
Software Support and Services	15.7%	12.4%	15.4%	13.4%

Total Cost of Revenue	28.7%	24.7%	27.7%	26.3%

GROSS PROFIT	71.3%	75.3%	72.3%	73.7%

OPERATING EXPENSE:
Research and Development	10.4%	10.9%	11.2%	10.8%
Selling, General and Administrative	42.4%	46.0%	44.6%	46.4%
Amortization of Goodwill and Other Intangibles	5.7%	6.2%	5.8%	6.5%

Total Operating Expense	58.5%	63.1%	61.6%	63.7%

OPERATING INCOME	12.8%	12.2%	10.7%	10.0%

OTHER EXPENSE:
Interest Expense	3.3%	3.9%	3.4%	4.1%
Other Expense (Income), Net	(0.1%)	0.5%	(0.1%)	(0.1%)

Total Other Expense, Net	3.2%	4.4%	3.3%	4.0%

INCOME BEFORE PROVISION FOR INCOME TAXES	9.6%	7.8%	7.4%	6.0%
Provision for Income Taxes	3.7%	3.2%	2.9%	2.4%

NET INCOME	5.9%	4.6%	4.5%	3.6%

Three Months Ended June 20, 2001 vs. Three Months Ended June 30, 2000

    Net Income—Consolidated net income grew 41% to $2,851,000, or $0.18 per diluted share, in 2001 compared to $2,017,000, or $0.14 per diluted share, in 2000.

    Revenue—We reported revenue of $48,658,000 in 2001 compared to $43,441,000 in 2000, an increase of $5,217,000, or 12%.

    Software License Revenue—Software license revenue was $28,817,000 for 2001 compared to $26,071,000 for the prior year, an increase of $2,746,000, or 11%. Software license revenue consists of licensing fees, which are fees charged for the right to use our software or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a long-term license for the use of the software. Software license revenue derived from annual renewable leases was $15,261,000, or 53% of total software license revenue, for 2001 compared to $16,654,000, or 64% of total software license revenue, for 2000, a decrease of $1,393,000, or 8%. Revenue from paid-up software licenses was $13,556,000, or 47% of total software license revenue, for 2001 compared to $9,417,000, or 36% of total software license revenue, for 2000, an increase of $4,139,000, or 44%. The increase was due to a trend in the market towards paid-up software licenses.

    Software Support and Services Revenue—Software support and services revenue was $19,841,000 for 2001 compared to $17,370,000 for the prior year, an increase of $2,471,000, or 14%. Software support and services revenue includes post-sales customer support ("PCS"), consulting and training services. PCS includes telephone support, "bug" fixes and upgrade privileges on a when and if available basis. Consulting and training services range from installation and basic consulting to software modification and customization to meet specific customer needs and training. Software support revenue was $13,890,000, or 70% of total software support and services revenue, for 2001 compared to $13,036,000, or 75% of total software support and services revenue, for 2000, an increase of $854,000, or 7%. Revenue from consulting and training services was $5,951,000, or 30% of total software support and services revenue, for 2001 compared to $4,334,000, or 25% of total software support and services revenue, for 2000, an increase of $1,617,000, or 37%.

    The following table shows revenue by geographic region and the related growth rates between 2000 and 2001 (dollars in thousands):

	Three Months Ended June 30,		Revenue Growth		% of Total Revenue
	2001	2000	$	%	2001	2000
Revenue:
The Americas	$20,544	$18,502	$2,042	11%	42%	42%
Asia-Pacific	14,508	12,957	1,551	12%	30%	30%
Europe	13,606	11,982	1,624	14%	28%	28%

Total Revenue	$48,658	$43,441	$5,217	12%	100%	100%

    The increase in revenue for all geographic regions was due primarily to increases in paid-up software licenses and software support and consulting services. The Americas reported increases of $771,000 in software license revenue, which included an increase of $1,660,000 from paid-up software licenses, and reported increases of $1,271,000 in software support and services revenue, which included an increase of $902,000 from software support and consulting services. Asia-Pacific reported increases of $866,000 in software license revenue, which included an increase of $997,000 from paid-up software licenses, and reported increases of $685,000 in software support and services revenue, which included an increase of $303,000 from software support and consulting services. Europe reported increases of $1,109,000 in software license revenue, which included an increase of $1,482,000 from paid-up software licenses, and reported increases of $515,000 in software support and services revenue, which included an increase of $335,000 from software support and consulting services.

    Revenue growth in 2001 was also impacted from unfavorable foreign currency translation rates for the Euro and the Japanese Yen. Revenue in the current quarter would have been approximately $50,847,000 if translated using the prior year's second quarter foreign currency translation rates. Revenue in local currencies increased 29% and 24% in Asia-Pacific and Europe, respectively. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

    Cost of Revenue—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Total cost of revenue was $13,943,000, or 29% of total revenue, compared to $10,725,000, or 25% of total revenue, for the prior year.

    Cost of Revenue—Software Licenses—Cost of revenue—software licenses was $6,319,000, or 22% of license revenues, for 2001 compared to $5,348,000, or 21% of license revenues, for the prior year. These amounts include software amortization of $2,287,000 and $2,759,000 for 2001 and 2000, respectively.

    Cost of Revenue—Support and Services—Cost of revenue—support and services was $7,624,000 or 38% of support and services revenues, for 2001 compared to $5,377,000, or 31% of support and services revenues, for the prior year. The increase in cost of revenue—support and services was primarily due to a 20% increase in staffing necessary to support our revenue growth and new product releases.

    Gross Profit—Gross profit, which is total revenue less cost of revenue, was $34,715,000, or 71% of total revenue, for 2001, compared to $32,716,000, or 75% of total revenue, for 2000, an increase of $1,999,000, or 6%. The decrease in gross profit as a percentage of revenue was due to the increase in cost of revenue as described above.

    Operating Expense—Operating expense was $28,469,000 for 2001 compared to $27,419,000 for the prior year, an increase of $1,050,000, or 4%.

    Research and Development—In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2001 was $5,047,000 compared to $4,721,000 for 2000, an increase of $326,000, or 7%. The total gross investment in research and development activities for 2001 was $8,736,000, or 18% of total revenue, compared to $7,941,000, or 18% of total revenue, for the prior year. The increase in total gross research and development expense was due to additional projects in process in 2001 as compared to the prior year. Capitalized software development costs were $3,689,000 for 2001 compared to $3,220,000 for the prior year, an increase of $469,000, or 15%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    Selling, General and Administrative—Selling, general and administrative expense was $20,661,000, or 42% of total revenue, for 2001 compared to $19,977,000, or 46% of total revenue, for 2000, an increase of $684,000, or 3%. Selling, General and Administrative expenses in 2001 were impacted by a one time charge for moving expenses of approximately $500,000 and higher rent expense, for the period of occupancy during the quarter, of approximately $300,000 associated with our corporate headquarters relocations in Santa Ana, California and Munich, Germany. The Company does not expect any material future moving expense but higher facilities costs are expected to continue at our new locations. In addition, approximately $1,000,000 of previously established reserves for possible bad debts were reversed in the quarter due to better accounts receivable collection activity. The decrease in expense as a percentage of revenue can also be attributed to economies of scale from higher revenue volumes.

    Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $2,761,000 for 2001 compared to $2,721,000 for 2000.

    As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in the current quarter would have been approximately $1,587,000 higher if translated using the prior year's second quarter foreign currency translation rates.

    Operating Income—Operating income was $6,246,000 for 2001 compared to $5,297,000 for 2000, an increase of $949,000, or 18%.

    Total Other Expense—Total other expense was $1,563,000 for 2001 compared to $1,883,000 for 2000, a decrease of $320,000, or 17%.

    Interest Expense—Interest expense was $1,589,000 for 2001 compared to $1,676,000 for the prior year, a decrease of $87,000, or 5%. The reduction in interest expense is primarily due to lower outstanding balances on our bank term loan in 2001 as compared to the prior year. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering ("PDA") in 1994 and MARC Analysis Research Corporation ("MARC") in June 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC and interest on the note payable taken out as part of the acquisition of Computerized Structural Analysis and Research Corporation ("CSAR") in November 1999. For financial statement purposes, the convertible subordinated debentures and subordinated notes payable from the MARC acquisition were issued with a discount. Such discount is amortized over the terms of the convertible subordinated debentures and subordinated notes payable and treated as additional interest expense. As a result, reported interest will be higher than the cash amount of interest that will actually be paid to the holders of the convertible subordinated debentures and subordinated notes payable.

    Other Income—Other income was $26,000 for 2001 compared to expense of $207,000 for 2000. Other income includes gains and losses on property and equipment and other non-operating income or expense.

    Provision for Income Taxes—The estimated effective income tax rate in both 2001 and 2000 was 39%.

Six Months Ended June 20, 2001 vs. Six Months Ended June 30, 2000

    Net Income—Consolidated net income grew 40% to $4,211,000, or $0.27 per diluted share, in 2001 compared to $3,015,000, or $0.21 per diluted share, in 2000.

    Revenue—We reported revenue of $93,315,000 in 2001 compared to $82,788,000 in 2000, an increase of $10,527,000, or 13%.

    Software License Revenue—Software license revenue was $54,882,000 for 2001 compared to $49,627,000 for the prior year, an increase of $5,255,000, or 11%. Software license revenue derived from annual renewable leases was $31,788,000, or 58% of total software license revenue, for 2001 compared to $33,105,000, or 67% of total software license revenue, for 2000, a decrease of $1,317,000 or 4%. Revenue from paid-up software licenses was $23,094,000, or 42% of total software license revenue, for 2001 compared to $16,522,000, or 33% of total software license revenue, for 2000, an increase of $6,572,000, or 40%. The increase was due to a trend in the market towards paid-up software licenses.

    Software Support and Services Revenue—Software support and services revenue was $38,433,000 for 2001 compared to $33,161,000 for the prior year, an increase of $5,272,000, or 16%. Software support revenue was $27,609,000, or 72% of total software support and services revenue, for 2001 compared to $25,316,000, or 76% of total software support and services revenue, for 2000, an increase of $2,293,000, or 9%. Revenue from consulting and training services was $10,824,000, or 28% of total software support and services revenue, for 2001 compared to $7,845,000, or 24% of total software support and services revenue, for 2000, an increase of $2,979,000, or 38%.

    The following table shows revenue by geographic region and the related growth rates between 2000 and 2001 (dollars in thousands):

	Six Months Ended June 30,		Revenue Growth		% of Total Revenue
	2001	2000	$	%	2001	2000
Revenue:
The Americas	$40,014	$35,757	$4,257	12%	43%	44%
Asia-Pacific	27,272	23,537	3,735	16%	29%	28%
Europe	26,029	23,494	2,535	11%	28%	28%

Total Revenue	$93,315	$82,788	$10,527	13%	100%	100%

    The increase in revenue for all geographic regions was due primarily to increases in paid-up software licenses and software support and consulting services. The Americas reported increases of $2,126,000 in software license revenue, which included an increase of $2,612,000 from paid-up software licenses, and reported increases of $2,131,000 in software support and services revenue, which included an increase of $1,689,000 from software support and consulting services. Asia-Pacific reported increases of $1,452,000 in software license revenue, which included an increase of $1,960,000 from paid-up software licenses, and reported increases of $2,283,000 in software support and services revenue, which included an increase of $1,852,000 from software support and consulting services. Europe reported increases of $1,677,000 in software license revenue, which included an increase of $2,000,000 from paid-up software licenses, and reported increases of $858,000 in software support and services revenue, which included an increase of $594,000 from software support and consulting services.

    Revenue growth in 2001 was also impacted from unfavorable foreign currency translation rates for the Euro and the Japanese Yen. Revenue in the current year would have been approximately $97,839,000 if translated using the foreign currency translation rates for the six months ended June 30, 2000.

    Cost of Revenue—In accordance with SFASNo. 86,, cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Total cost of revenue was $25,863,000, or 28% of total revenue, compared to $21,792,000, or 26% of total revenue, for the prior year.

    Cost of Revenue—Software Licenses—Cost of revenue—software licenses was $11,475,000, or 21% of license revenues, for 2001 compared to $10,729,000, or 22% of license revenues, for the prior year. These amounts include software amortization of $4,355,000 and $5,352,000 in 2001 and 2000, respectively.

    Cost of Revenue—Support and Services—Cost of revenue—support and services was $14,388,000 or 37% of support and services revenues, for 2001 compared to $11,063,000, or 33% of support and services revenues, for the prior year. The increase in cost of revenue—support and services was primarily due to an increase in staffing necessary to support our revenue growth and new product releases.

    Gross Profit—Gross profit was $67,452,000, or 72% of total revenue, for 2001, compared to $60,996,000, or 74% of total revenue, for 2000, an increase of $6,456,000, or 11%. The decrease in gross profit as a percentage of revenue was due to the increase in cost of revenue as described above.

    Operating Expense—Operating expense was $57,512,000 for 2001 compared to $52,740,000 for the prior year, an increase of $4,772,000, or 9%.

    Research and Development—In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2001 was $10,419,000 compared to $8,943,000 for 2000, an increase of $1,476,000, or 17%. The total gross investment in research and development activities for 2001 was $17,482,000, or 19% of total revenue, compared to $15,010,000, or 18% of total revenue, for the prior year. The increase in total gross research and development expense was due to additional projects in process in 2001 as compared to the prior year. Capitalized software development costs were $7,063,000 for 2001 compared to $6,067,000 for the prior year, an increase of $996,000, or 16%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    Selling, General and Administrative—Selling, general and administrative expense was $41,644,000, or 45% of total revenue, for 2001 compared to $38,401,000, or 46% of total revenue, for 2000, an increase of $3,243,000, or 8%. The increase in expenses was commensurate with the increase in revenues.

    Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $5,449,000 for 2001 compared to $5,396,000 for 2000.

    As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in the current quarter would have been approximately $2,900,000 higher if translated using foreign currency translation rates for the six months ended June 30, 2000.

    Operating Income—Operating income was $9,940,000 for 2001 compared to $8,256,000 for 2000, an increase of $1,684,000, or 20%.

    Total Other Expense—Total other expense was $3,012,000 for 2001 compared to $3,306,000 for 2000, a decrease of $294,000, or 9%.

    Interest Expense—Interest expense was $3,202,000 for 2001 compared to $3,371,000 for the prior year, a decrease of $169,000, or 5%. The reduction in interest expense is primarily due to lower outstanding balances on our bank term loan in 2001 as compared to the prior year.

    Other Income—Other income was $190,000 for 2001 compared to $65,000 for 2000. Other income includes gains and losses on property and equipment and other non-operating income or expense.

    Provision for Income Taxes—The estimated effective income tax rate in both 2001 and 2000 was 39%.

LIQUIDITY AND CAPITAL RESOURCES

    In the past, working capital needed to finance our operations has been provided by cash on hand and from cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $22,857,000 and $20,542,000 for the six months ended June 30, 2001 and 2000, respectively. Our working capital (current assets minus current liabilities) at June 30, 2001 was $22,428,000 compared to $17,355,000 at December 31, 2000, an increase of $5,073,000, or 29%.

    In August 1999, we entered into a Loan and Security Agreement ("Loan Agreement") with a bank (the "Bank"). This credit facility includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. As of June 30, 2001, the amount available under the line of credit, based on the defined borrowing base, was $12,000,000. The term of the revolving portion of the Loan Agreement expires on August 31, 2001. An extension of the Loan Agreement is currently being negotiated. As of June 30, 2001, there was no balance outstanding on the line of credit and there were no borrowings from the line of credit during 2000 or 2001. In 1999, we borrowed $8,000,000 in connection with the acquisition of CSAR. The term of the loan is 30 months and requires monthly principal payments of $267,000. As of June 30, 2001, the balance on the loan was $2,933,000. All borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points. Borrowings under the Loan Agreement are secured by nearly all of our goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of June 30, 2001, we were in compliance with all covenants.

    In 1994, we issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA. An additional $2,000,000 principal amount of convertible subordinated debentures was issued, at a discount, in 1999 in connection with the MARC acquisition. The debentures bear interest at 7 7/8% with interest payments due semi-annually on March 15 and September 15.  The conversion feature permits the holder to convert the debentures into shares of our common stock at a conversion price of $15.15 per share. The debentures mature August 18, 2004, but are redeemable at our option at any time after August 18, 1997 upon payment of a premium. The amount of interest expense will decrease if the debentures are converted into common stock. On July 31, 2001, we gave notice to the holders of our convertible subordinated debentures of our intent to redeem all such debentures. The holders continue to have the option to convert the debentures into shares of our common stock at $15.15 per share until August 31, 2001. Debenture holders who elect to convert will forfeit their rights to receive accrued interest that would otherwise be paid on the redemption date. Any debentures that remain outstanding as of August 31, 2001 will be redeemed at 100.89% of the principal balance plus accrued interest. At June 30, 2001, the balance of the convertible subordinated debentures, excluding unamortized discount of $182,000, was $58,556,000.

    In 1999, we also issued subordinated notes payable in connection with the MARC acquisition in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The estimated interest payment to be paid in January 2002 is $445,000. The entire principal balance as of June 30, 2001 of $11,000,000 is due by June 2009.

    We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During the first six months of 2001 and 2000, we expended a total of $17,482,000 and $15,010,000, respectively, on development efforts, of which $7,063,000 and $6,067,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

    During the first six months of 2001 and 2000, we acquired $11,975,000 and $4,182,000, respectively, of new property and equipment. The increase in 2001 was primarily due to costs associated with the relocation of our Corporate Headquarters to a new facility in Santa Ana, California. Capital expenditures also included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. Our capital expenditures vary from year to year, as required by business needs. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products.

    On August 1, 2001, we completed the sale of 4,025,000 shares of our common stock in a public offering. The net proceeds to us, after the underwriter discount and estimated expenses, was approximately $67 million. We currently intend to use such proceeds to redeem our convertible subordinated debentures and other general corporate purposes, including the possible repayment of debt, capital expenditures, and possible acquisitions.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Number
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
	4.7	Form of Subordinated Promissory Note issued by MSC.Software Corporation in connection with the acquisition of Advanced Enterprise Solutions, Inc.
(b)	Form 8-K
Curent Report on Form 8-K filed May 2, 2001, event date: May 2, 2001 (Item 5).
Current Report on Form 8-K filed June 21, 2001, event date: June 15, 2001 (Item 7).

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)

Date: August 13, 2001	By:	/s/ LOUIS A. GRECO Louis A. Greco—Chief Financial Officer (Mr. Greco is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

QuickLinks

INDEX TO FORM 10–Q
MSC.SOFTWARE CORPORATION CONSOLIDATED BALANCE SHEETS
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MSC.SOFTWARE CORPORATION NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART II. OTHER INFORMATION
SIGNATURE