Form 10-Q
period 2001-09-30
MSC SOFTWARE CORP
filed 2001-11-14
CIK 717238

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period Ended September 30, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                       To

Commission File Number 1-8722

MSC.SOFTWARE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2239450
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2 MacArthur Place Santa Ana, California	92707
(Address of Principal Executive Offices)	(Zip Code)

(714) 540-8900
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    As of November 1, 2001, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 28,518,719.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

SEPTEMBER 30, 2001

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets September 30, 2001 (Unaudited) and December 31, 2000	2
	Consolidated Statements of Operations (Unaudited) Three and Nine Months Ended September 30, 2001 and 2000	3
	Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2001 and 2000	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
PART II.	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	22

MSC.SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$94,136,000	$28,806,000
Investments	2,192,000	1,853,000
Trade Accounts Receivable, Net of Allowance of $2,630,000
and $4,355,000 at September and December, Respectively	53,480,000	45,950,000
Deferred Tax Charges	16,494,000	16,172,000
Other Current Assets	17,170,000	9,683,000

Total Current Assets	183,472,000	102,464,000
Property and Equipment, Net	27,166,000	15,040,000
Capitalized Software Costs, Net	25,968,000	23,704,000
Goodwill, Net	147,007,000	33,011,000
Other Intangible Assets, Net	26,890,000	30,420,000
Other Assets	5,640,000	4,015,000

TOTAL ASSETS	$416,143,000	$208,654,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$16,643,000	$5,575,000
Current Portion of Note Payable	2,133,000	4,533,000
Current Portion of Subordinated Notes Payable	—	3,236,000
Deferred Revenue	47,692,000	38,671,000
Compensation and Related Expenses	10,638,000	10,043,000
Restructuring Reserve	2,232,000	1,340,000
Other Current Liabilities	17,272,000	21,711,000

Total Current Liabilities	96,610,000	85,109,000

Deferred Income Taxes	16,102,000	16,344,000
Convertible Subordinated Debentures, Net	—	58,345,000
Subordinated Notes Payable, Less Current Portion	9,108,000	8,874,000
Notes Payable to Shareholders, Net	24,096,000	—
Commitments and Contingencies
Shareholders' Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 28,486,000 and 14,173,000 Issued and Outstanding at September and December, Respectively	266,398,000	35,198,000
Common Stock Warrants	3,995,000	4,428,000
Retained Earnings	8,837,000	4,826,000
Accumulated Other Comprehensive Loss	(8,726,000)	(4,193,000)
Treasury Shares, At Cost (40,000 Shares at September and December)	(277,000)	(277,000)

Total Shareholders' Equity	270,227,000	39,982,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$416,143,000	$208,654,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUE:
Software	$32,980,000	$31,431,000	$98,905,000	$91,184,000
Services	15,728,000	11,610,000	42,872,000	34,645,000
Systems	13,958,000	—	14,204,000	—

Total Revenue	62,666,000	43,041,000	155,981,000	125,829,000

COST OF REVENUE:
Software	6,838,000	5,236,000	18,313,000	15,965,000
Services	9,200,000	5,352,000	23,391,000	16,415,000
Systems	11,173,000	—	11,370,000	—

Total Cost of Revenue	27,211,000	10,588,000	53,074,000	32,380,000

GROSS PROFIT	35,455,000	32,453,000	102,907,000	93,449,000

OPERATING EXPENSE:
Research and Development	5,920,000	4,045,000	16,339,000	12,988,000
Selling, General and Administrative	24,954,000	20,231,000	66,598,000	58,632,000
Restructuring Charges	1,894,000	—	1,894,000	—
Amortization of Goodwill and Other Intangibles	2,726,000	2,831,000	8,175,000	8,227,000

Total Operating Expense	35,494,000	27,107,000	93,006,000	79,847,000

OPERATING INCOME (LOSS)	(39,000)	5,346,000	9,901,000	13,602,000

OTHER EXPENSE:
Interest Expense	1,412,000	1,662,000	4,614,000	5,033,000
Other Expense (Income), Net	(1,184,000)	(432,000)	(1,374,000)	(497,000)

Total Other Expense, Net	228,000	1,230,000	3,240,000	4,536,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(267,000)	4,116,000	6,661,000	9,066,000
Provision (Benefit) for Income Taxes	(67,000)	1,459,000	2,650,000	3,394,000

NET INCOME (LOSS)	$(200,000)	$2,657,000	$4,011,000	$5,672,000

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$0.19	$0.22	$0.40

DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.18	$0.21	$0.39

Basic Weighted-Average Shares Outstanding	24,729,000	14,093,000	17,835,000	14,006,000

Diluted Weighted-Average Shares Outstanding	24,729,000	14,759,000	19,309,000	14,624,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,011,000	$5,672,000
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	(246,000)	916,000
Depreciation and Amortization of Property and Equipment	4,528,000	2,981,000
Amortization of Capitalized Software Costs	7,678,000	8,270,000
Amortization of Goodwill and Other Intangibles	8,175,000	8,227,000
Amortization of Discounts	519,000	274,000
Gain (Loss) on Disposal of Property and Equipment	7,000	(13,000)
Deferred Income Taxes	(69,000)	523,000
Non-Cash Debenture Interest, Net	1,029,000	—
Other	19,000	—
Changes in Assets and Liabilities:
Trade Accounts Receivable	6,418,000	(3,777,000)
Other Current Assets	(5,016,000)	(3,206,000)
Accounts Payable	(1,237,000)	(142,000)
Deferred Revenue	9,021,000	8,895,000
Compensation and Related Expenses	(638,000)	46,000
Restructuring Reserve	568,000	(1,453,000)
Other Current Liabilities	(1,261,000)	(1,898,000)

Net Cash Provided By Operating Activities	33,506,000	25,315,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid For Acquisition of AES, Net	(5,764,000)	—
Acquisition of Property and Equipment	(16,596,000)	(5,757,000)
Purchase of Software	—	(832,000)
Capitalized Internal Software Development Costs	(10,244,000)	(9,586,000)
Other Investing Activities	(2,470,000)	(1,905,000)

Net Cash Used In Investing Activities	(35,074,000)	(18,080,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Notes Payable	(5,636,000)	(2,400,000)
Redemption of Convertible Subordinated Debentures	(1,041,000)	—
Issuance of Common Stock in Public Offering	67,424,000	—
Issuance of Common Stock (Options and Warrants)	10,106,000	2,389,000
Other Financing Activities	—	2,000

Net Cash Provided By (Used In) Financing Activities	70,853,000	(9,000)

TRANSLATION ADJUSTMENT	(3,955,000)	(961,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,330,000	6,265,000
Cash and Cash Equivalents at Beginning of Period	28,806,000	21,735,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,136,000	$28,000,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

NOTE 1—BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of MSC.Software Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    The balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

    As a result of the acquisition of Advanced Enterprise Solutions, Inc, ("AES") in July 2001, the Company changed the presentation of revenues and cost of revenues in the statement of operations to include separate line items for Software, Services and Systems. Additionally, the Company determined that revenue earned for software upgrade privileges, previously reported as software support and services revenue should be considered software revenue. Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third parties' software, including upgrade privileges. Services revenue includes post-sales customer support (telephone support and "bug" fixes), consulting and training services. Systems revenue includes the resale of computer hardware and operating systems. Revenue from systems is recognized at the time of shipment when title and risk of loss pass to the customer.

    Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

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

    For goodwill and other intangible assets that originated prior to June 30, 2001, the Company will apply the new rules beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests or the nonamortization provisions of SFAS No. 142 will be on the earnings and financial position of the Company.

    The acquisition of AES (Note 9) in July 2001 has been accounted for under the new rules. Accordingly, goodwill (and other intangibles deemed to have indefinite lives) related to the acquisition of AES are not being amortized since the date of acquisition.

NOTE 3—CAPITALIZED SOFTWARE COSTS

    The components of capitalized software costs, as they affected operating income, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Capitalized Internal Software Development Costs	$(3,181,000)	$(3,519,000)	$(10,244,000)	$(9,586,000)
Amortization of Capitalized Software Costs	3,323,000	2,918,000	7,678,000	8,270,000

	$142,000	$(601,000)	$(2,566,000)	$(1,316,000)

    Amortization expense associated with capitalized software costs is reported in cost of license revenue, and capitalized internal software development costs, net of reserves, are reported as a reduction of research and development expense.

NOTE 4—RESTRUCTURING RESERVE

    During the third quarter of 2001, the Company recorded total restructuring charges of $2,457,000. Of this amount, the Company recorded $563,000 of additional acquisition costs related to the integration of AES into the Company. In accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", the costs relating to the consolidation of AES office facilities were included in the purchase price allocation, resulting in additional goodwill. The remaining $1,894,000 was recorded as a charge to income in the third quarter of 2001. These additional restructuring charges related to the impairment of an asset caused by the terms of the AES acquisition and the consolidation of existing office facilities.

    The following is the activity in the restructuring reserve for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Balance at Beginning of Period	$767,000	$1,873,000	$1,340,000	$2,875,000
Charges to Expense	1,894,000	—	1,894,000	—
Acquisition Related Additions	563,000	—	563,000	—
Amounts Paid or Realized	(992,000)	(451,000)	(1,565,000)	(1,453,000)

Balance at End of Period	$2,232,000	$1,422,000	$2,232,000	$1,422,000

NOTE 5—EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000		2001		2000
	(Unaudited)			(Unaudited)
Numerator:
Numerator for Basic Earnings (Loss) Per Share—Net Income (Loss)	$(200,000)	$2,657,000		$4,011,000		$5,672,000
Effect of Dilutive Securities—Interest on 7 7/8% Convertible Subordinated Debentures, Net of Tax	— (1)	—	(1)	—	(1)	—	(1)

Numerator for Diluted Earnings (Loss) Per Share	$(200,000)	$2,657,000		$4,011,000		$5,672,000

Denominator:
Denominator for Basic Earnings (Loss) Per Share—Weighted-Average Shares Outstanding	24,729,000	14,093,000		17,835,000		14,006,000
Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	— (1)	666,000		1,474,000		618,000
7 7/8% Convertible Subordinated Debentures	— (1)	—	(1)	—	(1)	—	(1)

Dilutive Potential Common Shares	—	666,000		1,474,000		618,000

Denominator for Diluted Earnings (Loss) Per Share—Adjusted Weighted-Average Shares and Assumed Conversions	24,729,000	14,759,000		19,309,000		14,624,000

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$0.19		$0.22		$0.40

DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.18		$0.21		$0.39

(1)
Anti-dilutive options, warrants and debentures are excluded from the calculation of Diluted Earnings (Loss) Per Share for the periods indicated.

NOTE 6—OTHER CURRENT LIABILITIES

    The components of other current liabilities are as follows:

	September 30, 2001	December 31, 2000
	(Unaudited)
Sales Taxes Payable	$6,916,000	$4,305,000
Contributions to Profit Sharing Plan	2,930,000	2,141,000
Royalties Payable	1,609,000	1,426,000
Income Taxes Payable	1,397,000	4,782,000
Commissions Payable	1,282,000	1,392,000
Interest Payable	638,000	2,014,000
Other Accrued Liabilities	2,500,000	5,651,000

Total Other Current Liabilities	$17,272,000	$21,711,000

NOTE 7—SEGMENT INFORMATION

    The Company operates in a single reportable segment and the Company's chief operating decision makers review financial information to manage the business consistent with the presentation in the consolidated financial statements. Management is currently evaluating the Company's reporting segments based upon evolving integration strategies related to AES and other financial information changes. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes the revenues of the Company's operations by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues:
The Americas(1)	$33,966,000	$19,385,000	$73,980,000	$55,142,000
Europe	15,620,000	11,968,000	41,649,000	35,462,000
Asia-Pacific	13,080,000	11,688,000	40,352,000	35,225,000

Total Revenue	$62,666,000	$43,041,000	$155,981,000	$125,829,000

(1)
Substantially the United States

    The following table summarizes the identifiable assets of the Company's operations by geographic location:

	September 30, 2001	December 31, 2000
	(Unaudited)
Identifiable Assets:
The Americas(1)	$364,448,000	$152,563,000
Europe	27,136,000	33,496,000
Asia-Pacific	24,559,000	22,595,000

Total Identifiable Assets	$416,143,000	$208,654,000

(1)
Substantially the United States

    The net assets of the Company's foreign subsidiaries (excluding intercompany items) totaled $31,384,000 and $31,524,000 as of September 30, 2001 and December 31, 2000, respectively. Long-lived assets included in these amounts were $8,673,000 and $6,249,000 as of September 30, 2001 and December 31, 2000, respectively.

NOTE 8—COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net Income (Loss)	$(200,000)	$2,657,000	$4,011,000	$5,672,000
Change in Accumulated Translation Adjustment	(368,000)	(416,000)	(3,955,000)	(961,000)
Change in Unrealized Gain (Loss) on Securities Available-for-Sale	(291,000)	35,000	(579,000)	36,000

Comprehensive Income (Loss)	$(859,000)	$2,276,000	$(523,000)	$4,747,000

    The Company does not provide any deferred tax benefit for the change in accumulated translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future. The amount of tax associated with the unrealized investment gain as of September 30, 2001 was $244,000.

NOTE 9—ACQUISITION

    On July 20, 2001, the Company completed the acquisition of Advanced Enterprise Solutions, Inc. AES is a systems and software integrator and the largest IBM Product Lifecycle Management business partner in the Americas, selling Dassault Systemes' Product Lifecycle Management, a software portfolio comprised of CATIA, ENOVIA, DELMIA and Smart Solutions. The Company believes that the acquisition of AES will expand the market served by enabling the Company to distribute products to a wider customer base and will provide the Company with an expanded product line-up.

    To accomplish the acquisition of AES, the Company entered into a Stock Purchase Agreement with Dassault Systemes of America Corp. ("DSA"), pursuant to which the Company purchased from DSA all of the shares of AES held by DSA. The Company issued to DSA 1,763,400 shares of the Company's common stock. The Company also entered into an Agreement and Plan of Merger with AES pursuant to which AES was merged with the Company's wholly owned subsidiary, which resulted in AES becoming the Company's wholly owned subsidiary. In this transaction, the stockholders of AES, other than DSA, received:

  •
  $20,000,000 in cash;

  •
  promissory notes in the aggregate principal amount of $20,000,000; and

  •
  3,517,696 shares of the Company's common stock.

    The Company also assumed outstanding options to acquire AES common stock, which were converted into fully vested options, with time based exercise restrictions, to acquire 718,904 shares of the Company's common stock.

    The 5,281,096 shares of common stock issued as part of the transaction were valued at $80,695,000 based upon the fair value of the Company's common stock immediately prior and subsequent to May 2, 2001, the date of the signing and announcement of the definitive acquisition agreement. The options were valued at approximately $10,927,000 based on a calculation using the Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 53%; a risk free rate of 5%; and an expected life of 5 years.

    The promissory notes were recorded at their estimated fair value at time of issuance, net of a discount of $411,000. The promissory notes bear interest at 7% with interest payments due semi-annually in January and July. The entire principal amount of the notes of $20,000,000 is due in July 2003.

    The acquisition of AES has been accounted for as a purchase, and accordingly, the results of operations of AES since July 1, 2001 (the designated effective date when control of AES was passed to the Company) are included in the Company's consolidated statement of operations. An independent valuation of the intangible assets acquired is being performed and will be completed in the fourth quarter of 2001. The allocation of the purchase price reflected in the September 30, 2001 consolidated balance sheet is preliminary, however, management does not believe the final allocation will differ materially. The preliminary purchase price was allocated, based upon management's best estimate of the tangible and intangible assets acquired as follows:

Net Tangible Assets Acquired	$13,437,000	(1)
Estimated Goodwill and Indefinite Lived Intangibles	118,558,000

Total Cost of Acquisition	$131,995,000

(1)
Includes $563,000 of restructuring costs related to AES (Note 4).

    As part of the acquisition, we assumed a note payable to DSA. The note bears interest at 3.2%. The Company will repay the principal balance of the loan from commissions earned by selling DSA products. Any remaining unpaid principal balance will be due in June 2003. The outstanding principal balance at September 30, 2001 was $5,000,000, and was recorded at its estimated fair value of $4,433,000.

    The summarized unaudited pro forma consolidated results of operations presented below reflects the effect of the AES acquisition as if it had occurred at the beginning of the periods presented. The amounts presented below exclude the amortization of goodwill and indefinite lived intangibles in accordance with SFAS No. 142 (Note 2). The summarized unaudited pro forma consolidated results of operations are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated at the beginning of the periods presented and should not be construed as representative of future operations.

		Nine Months Ended September 30,
	Three Months Ended September 30, 2000
		2001	2000
	(Unaudited)	(Unaudited)
Revenues	$67,674,000	$192,839,000	$193,919,000

Net Income	$3,304,000	$4,727,000	$9,585,000

Basic Earnings Per Share	$0.17	$0.22	$0.50

Diluted Earnings Per Share	$0.16	$0.20	$0.47

NOTE 10—CONVERTIBLE DEBENTURES

    On July 31, 2001, the Company gave notice to the holders of the convertible subordinated debentures of the Company's intent to redeem all such debentures on or about August 31, 2001. The holders continued to have the option to convert the principal amount of the debentures into shares of the Company's common stock at $15.15 per share until August 31, 2001. Holders converted $57,515,000 principal of the debentures into 3,796,320 shares of common stock. The remaining unconverted debentures were redeemed for $1,041,000 (or 100.89% of the principal balance) plus accrued interest in September 2001. Holders who elected to convert forfeited their rights to receive accrued interest that would otherwise be paid on the redemption date. However, in accordance with Emerging Issues Task Force Issue No. 85-17, "Accrued Interest upon Conversion of Convertible Debt", the forfeited interest of approximately $2,059,000 was recorded as expense by the Company and such accrued and unpaid interest, net of the tax effect of $858,000, was credited to common stock as part of the conversions. The discount related to the converted debentures of $172,000 was charged to common stock as part of the conversions.

NOTE 11—SHAREHOLDERS' EQUITY

    On August 1, 2001, the Company completed the sale of 4,025,000 shares of the Company's common stock in a public offering. The net proceeds to the Company, after the underwriter discount and estimated expenses, was approximately $67,400,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

    MSC.Software Corporation is a leader in the development, marketing and support of simulation software to optimize product design and quality and reduce product costs and time to market. We also provide a broad range of strategic engineering software consulting services to our customers to improve the integration and performance of their simulation technologies. With the acquisition of Advanced Enterprise Solutions, Inc. ("AES") in July 2001, we have also become a systems and software integrator and an IBM Product Lifecycle Management business partner, selling Dassault Systemes' PLM software portfolio comprised of CATIA, ENOVIA, DELMIA and Smart Solutions. We serve customers in several industries, including aerospace, automotive, machinery, electronics, consumer products, shipbuilding and railroad.

RESULTS OF OPERATIONS

    The following table sets forth items included in the consolidated statements of operations data as percentages of total revenue for the three and nine months ended September 30, 2001 and 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUE:
Software	52.6%	73.0%	63.4%	72.5%
Services	25.1%	27.0%	27.5%	27.5%
Systems	22.3%	0.0%	9.1%	0.0%

Total Revenue	100.0%	100.0%	100.0%	100.0%

COST OF REVENUE:
Software	10.9%	12.2%	11.7%	12.7%
Services	14.7%	12.4%	15.0%	13.0%
Systems	17.8%	0.0%	7.3%	0.0%

Total Cost of Revenue	43.4%	24.6%	34.0%	25.7%

GROSS PROFIT	56.6%	75.4%	66.0%	74.3%

OPERATING EXPENSE:
Research and Development	9.5%	9.4%	10.5%	10.3%
Selling, General and Administrative	39.8%	47.0%	42.7%	46.6%
Restructuring Charges	3.0%	0.0%	1.2%	0.0%
Amortization of Goodwill and Other Intangibles	4.4%	6.6%	5.2%	6.5%

Total Operating Expense	56.7%	63.0%	59.6%	63.4%

OPERATING INCOME (LOSS)	(0.1)%	12.4%	6.4%	10.9%

OTHER EXPENSE:
Interest Expense	2.2%	3.8%	3.0%	4.0%
Other Expense (Income), Net	(1.9)%	(1.0)%	(0.9)%	(0.3)%

Total Other Expense, Net	0.3%	2.8%	2.1%	3.7%

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(0.4)%	9.6%	4.3%	7.2%
Provision (Benefit) for Income Taxes	(0.1)%	3.4%	1.7%	2.7%

NET INCOME (LOSS)	(0.3)%	6.2%	2.6%	4.5%

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

    Net Income (Loss)—Consolidated net loss was ($200,000), or ($0.01) per diluted share, in 2001 compared to net income of $2,657,000, or $0.18 per diluted share, in 2000.

    Revenue—We reported revenue of $62,666,000 in 2001 compared to $43,041,000 in 2000, an increase of $19,625,000, or 46%.

    Software Revenue—Software revenue was $32,980,000 for 2001 compared to $31,431,000 for the prior year, an increase of $1,549,000, or 5%. Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third parties' software. In the third quarter of 2001, the Company reclassified revenue earned for software upgrade privileges to software revenue. Accordingly, upgrade revenue has been included as software revenue for all periods presented in the accompanying financial statements. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a long-term license for the use of the software. Software revenue derived from annual renewable leases was $15,378,000, or 47% of total software revenue, for 2001 compared to $16,999,000, or 54% of total software revenue, for 2000, a decrease of $1,621,000, or 10%. Revenue from paid-up software licenses was $11,836,000, or 36% of total software revenue, for 2001 compared to $9,035,000, or 29% of total software revenue, for 2000, an increase of $2,801,000, or 31%. The increase was due to a trend in the market towards paid-up software licenses. Revenue from upgrade fees was $5,766,000 or 17% of total software revenue for 2001 compared to $5,397,000, or 17% for 2000, an increase of $369,000, or 7%. The increase in upgrade fees is the direct result of the overall increase in software revenue.

    Services Revenue—Services revenue was $15,728,000 for 2001 compared to $11,610,000 for the prior year, an increase of $4,118,000, or 35%. Services revenue includes post-sales customer support ("PCS"), consulting and training services. PCS includes telephone support and "bug" fixes on a when and if available basis. Consulting and training services range from installation and basic consulting to software modification and customization to meet specific customer needs and training. Software support revenue was $8,648,000, or 55% of total services revenue, for 2001 compared to $8,095,000, or 70% of total services revenue, for 2000, an increase of $553,000, or 7%. Revenue from consulting and training services was $7,080,000, or 45% of total services revenue, for 2001 compared to $3,515,000, or 30% of total services revenue, for 2000, an increase of $3,565,000, or 101%.

    Systems Revenue—Systems revenue includes the resale of computer hardware and operating systems and was $13,958,000 for 2001. Systems revenue generated from the newly acquired AES was $12,243,000, or 88% of total systems revenue, for 2001.

    The following table shows revenue by geographic region and the related growth rates between 2000 and 2001:

	Three Months Ended September 30,		Revenue Growth		% of Total Revenue
	2001	2000	$	%	2001	2000
Revenue:
The Americas	$33,966,000	$19,385,000	$14,581,000	75%	54%	45%
Europe	15,620,000	11,968,000	3,652,000	31%	25%	28%
Asia-Pacific	13,080,000	11,688,000	1,392,000	12%	21%	27%

Total Revenue	$62,666,000	$43,041,000	$19,625,000	46%	100%	100%

    The increase in revenue for the Americas was primarily due to the acquisition of AES in July 2001. The operations of AES were entirely in the United States and contributed revenues of $15,750,000. Excluding AES revenues, the decrease for the Americas was due primarily to weaker than normal sales in September 2001 following the terrorist attacks on September 11, 2001. All indications lead the Company to believe that customers are postponing, not canceling, the purchasing decisions that caused the weaker than normal September. The increase for the other geographic regions was due primarily to increases in paid-up software licenses and software support and consulting services. The Americas reported decreases of $344,000 in software revenue, which included a decrease of $683,000 from annual renewable lease software licenses and reported increases of $2,469,000 in services revenue, which included an increase of $2,713,000 from consulting services. Asia-Pacific reported increases of $77,000 in software revenue, which included an increase of $367,000 from paid-up software licenses, and reported increases of $727,000 in services revenue, which included an increase of $312,000 from consulting services. Europe reported increases of $1,816,000 in software revenue, which included an increase of $2,176,000 from paid-up software licenses, and reported increases of $922,000 in services revenue, which included an increase of $627,000 from consulting services. Systems revenues in the third quarter of 2001 totaled $12,456,000, $588,000 and $914,000 for the Americas, Asia-Pacific and Europe, respectively.

    Revenue growth in 2001 was also impacted from unfavorable foreign currency translation rates for the Euro and the Japanese Yen. Revenue in the current quarter would have been approximately $64,400,000 if translated using the prior year's third quarter foreign currency translation rates. Revenue in local currencies increased 24% and 32% in Asia-Pacific and Europe, respectively. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

    Cost of Revenue—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Total cost of revenue was $27,211,000, or 43% of total revenue, compared to $10,588,000, or 25% of total revenue, for the prior year.

    Cost of Revenue—Software—Cost of revenue—software was $6,838,000, or 21% of software revenues, for 2001 compared to $5,236,000, or 17% of software revenues, for the prior year. These amounts include software amortization of $3,323,000 and $2,918,000 for 2001 and 2000, respectively. The increase in cost of revenue—software, as a percentage of software revenue, was primarily caused by (1) an increase in third party software revenue, which generates lower margins than internally generated software and (2) an increase in software amortization in 2001.

    Cost of Revenue—Services—Cost of revenue—services was $9,200,000 or 59% of services revenues, for 2001 compared to $5,352,000, or 46% of services revenues, for the prior year. The increase in cost of revenue—services, as a percentage of service revenue, was primarily due to an increase in consulting and training revenue, which typically has lower margins than software support revenue.

    Cost of Revenue—Systems—Cost of revenue—systems was $11,173,000 or 80% of systems revenues, for 2001. The Company anticipates that cost of revenue—services, as a percentage of systems revenue, will continue to approximate 80%.

    Gross Profit—Gross profit, which is total revenue less cost of revenue, was $35,455,000, or 57% of total revenue, for 2001, compared to $32,453,000, or 75% of total revenue, for 2000, an increase of $3,002,000, or 9%. The decrease in gross profit as a percentage of revenue was primarily due to the lower margins on systems revenue as compared with software and services as described above.

    Operating Expense—Operating expense was $35,494,000 for 2001 compared to $27,107,000 for the prior year, an increase of 8,387,000, or 31%.

    Research and Development—In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2001 was $5,920,000 compared to $4,045,000 for 2000, an increase of $1,875,000, or 46%. The total gross investment in research and development activities for 2001 was $9,101,000, or 15% of total revenue, compared to $7,564,000, or 18% of total revenue, for the prior year. The increase in total gross research and development expense was due to additional projects in process in 2001 as compared to the prior year. Capitalized software development costs were $3,181,000 for 2001 compared to $3,519,000 for the prior year, a decrease of $338,000, or 10%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    Selling, General and Administrative—Selling, general and administrative expense was $24,954,000, or 40% of total revenue, for 2001 compared to $20,231,000, or 47% of total revenue, for 2000, an increase of $4,723,000, or 23%. Selling, General and Administrative expenses in 2001 were impacted by the acquisition of Advanced Enterprise Solutions, which accounted for almost $4,000,000 of the increase from the prior year period. The decrease in expense as a percentage of revenue can be attributed to economies of scale from higher revenue volumes.

    Restructuring Charges—Restructuring charges were $1,894,000, or 3% of total revenue, for 2001. The Company recorded $2,457,000 of gross restructuring charges in the current quarter. Of these charges, $563,000 was included in the cost of acquisition of AES and $1,894,000 was recorded as a charge to income. These restructuring charges consist of $1,807,000 of charges related to the consolidation of office facilities and $650,000 to asset write-downs.

    Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $2,726,000 for 2001 compared to $2,831,000 for 2000.

    As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in the current quarter would have been approximately $1,000,000 higher if translated using the prior year's third quarter foreign currency translation rates.

    Operating Income—Operating loss was ($39,000) for 2001 compared to operating income of $5,346,000 for 2000.

    Total Other Expense—Total other expense was $228,000 for 2001 compared to $1,230,000 for 2000, a decrease of $1,002,000, or 81%.

    Interest Expense—Interest expense was $1,412,000 for 2001 compared to $1,662,000 for the prior year, a decrease of $250,000, or 15%. The reduction in interest expense is primarily due to the conversion and redemption of our convertible subordinated debentures in the third quarter of 2001 and lower outstanding balances on our bank term loan in 2001 as compared to the prior year. These decreases were partially offset by the interest expense on our new notes payable in connection with the acquisition of AES.

    Other Income—Other income was $1,184,000 for 2001 compared to income of $432,000 for 2000. Other income includes gains and losses on property and equipment and other non-operating income or expense.

    Provision for Income Taxes—The estimated effective income tax rate in 2001 was 25% as compared with 35% in 2000.

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

    Net Income—Consolidated net income fell 29% to $4,011,000, or $0.21 per diluted share, in 2001 compared to $5,672,000, or $0.39 per diluted share, in 2000.

    Revenue—We reported revenue of $155,981,000 in 2001 compared to $125,829,000 in 2000, an increase of $30,152,000, or 24%.

    Software Revenue—Software revenue was $98,905,000 for 2001 compared to $91,184,000 for the prior year, an increase of $7,721,000, or 8%. Software revenue derived from annual renewable leases was $47,166,000, or 48% of total software revenue, for 2001 compared to $50,104,000, or 55% of total software revenue, for 2000, a decrease of $2,938,000 or 6%. Revenue from paid-up software licenses was $34,930,000, or 35% of total software revenue, for 2001 compared to $25,557,000, or 28% of total software revenue, for 2000, an increase of $9,373,000, or 37%. The increase was due to a trend in the market towards paid-up software licenses. Revenue from upgrade fees was $16,809,000 or 17% of total software revenue for 2001 compared to $15,523,000, or 17% for 2000, an increase of $1,286,000, or 8%. The increase in upgrade fees is the direct result of the overall increase in software revenue.

    Services Revenue—Services revenue was $42,872,000 for 2001 compared to $34,645,000 for the prior year, an increase of $8,227,000, or 24%. Software support revenue was $25,214,000, or 59% of total software support and services revenue, for 2001 compared to $23,285,000, or 67% of total software support and services revenue, for 2000, an increase of $1,929,000, or 8%. Revenue from consulting and training services was $17,658,000, or 41% of total software support and services revenue, for 2001 compared to $11,360,000, or 33% of total software support and services revenue, for 2000, an increase of $6,298,000, or 55%.

    Systems Revenue—Systems revenue includes the resale of computer hardware and operating systems and was $14,204,000 for 2001. Systems revenue generated from the newly acquired AES was $12,243,000, or 86% of total systems revenue, for 2001.

    The following table shows revenue by geographic region and the related growth rates between 2000 and 2001:

	Nine Months Ended September 30,		Revenue Growth		% of Total Revenue
	2001	2000	$	%	2001	2000
Revenue:
The Americas	$73,980,000	$55,142,000	$18,838,000	34%	47%	44%
Europe	41,649,000	35,462,000	6,187,000	17%	27%	28%
Asia-Pacific	40,352,000	35,225,000	5,127,000	15%	26%	28%

Total Revenue	$155,981,000	$125,829,000	$30,152,000	24%	100%	100%

    The increase in revenue for the Americas was primarily due to the acquisition of AES in July 2001. The operations of AES were entirely in the United States and contributed revenues of $15,750,000. The remaining increase in revenue for the Americas and the other geographic regions was due primarily to increases in paid-up software licenses and software support and consulting services. The Americas reported increases of $2,120,000 in software revenue, which included an increase of $2,870,000 from paid-up software licenses, and reported increases of $4,149,000 in services revenue, which included an increase of $3,120,000 from consulting services. Asia-Pacific reported increases of $2,144,000 in software revenue, which included an increase of $2,328,000 from paid-up software licenses, and reported increases of $2,351,000 in services revenue, which included an increase of $624,000 from consulting services. Europe reported increases of $3,457,000 in software revenue, which included an increase of $4,176,000 from paid-up software licenses, and reported increases of $1,727,000 in services revenue, which included an increase of $1,310,000 from consulting services. Systems revenues in 2001 totaled $12,569,000, $632,000 and $1,003,000 for the Americas, Asia-Pacific and Europe, respectively.

    Revenue growth in 2001 was also impacted from unfavorable foreign currency translation rates for the Euro and the Japanese Yen. Revenue in the current year would have been approximately $163,000,000 if translated using the foreign currency translation rates for the nine months ended September 30, 2000.

    Cost of Revenue—Total cost of revenue was $53,074,000, or 34% of total revenue, compared to $32,380,000, or 26% of total revenue, for the prior year.

    Cost of Revenue—Software—Cost of revenue—software was $18,313,000, or 19% of software revenues, for 2001 compared to $15,965,000, or 18% of software revenues, for the prior year. These amounts include software amortization of $7,678,000 and $8,270,000 in 2001 and 2000, respectively.

    Cost of Revenue—Services—Cost of revenue—services was $23,391,000 or 55% of services revenues, for 2001 compared to $16,415,000, or 47% of services revenues, for the prior year. The increase in cost of revenue—services, as a percentage of service revenue, was primarily due to (1) an increase in support staffing necessary to support our revenue growth and new product releases and (2) an increase in consulting and training revenue, which typically has lower margins than software support.

    Cost of Revenue—Systems—Cost of revenue—systems was $11,370,000 or 80% of systems revenues, for 2001. The Company anticipates that cost of revenue—services, as a percentage of systems revenue, will continue to approximate 80%.

    Gross Profit—Gross profit was $102,907,000, or 66% of total revenue, for 2001, compared to $93,449,000, or 74% of total revenue, for 2000, an increase of $9,458,000, or 10%. The decrease in gross profit as a percentage of revenue was due to the increase in cost of revenue as described above.

    Operating Expense—Operating expense was $93,006,000 for 2001 compared to $79,847,000 for the prior year, an increase of $13,159,000, or 16%.

    Research and Development—In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2001 was $16,339,000 compared to $12,988,000 for 2000, an increase of $3,351,000, or 26%. The total gross investment in research and development activities for 2001 was $26,583,000, or 17% of total revenue, compared to $22,574,000, or 18% of total revenue, for the prior year. The increase in total gross research and development expense was due to additional projects in process in 2001 as compared to the prior year. Capitalized software development costs were $10,244,000 for 2001 compared to $9,586,000 for the prior year, an increase of $658,000, or 7%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

    Selling, General and Administrative—Selling, general and administrative expense was $66,598,000, or 43% of total revenue, for 2001 compared to $58,632,000, or 47% of total revenue, for 2000, an increase of $7,966,000, or 14%. The increase in expenses was the result of the acquisition of Advanced Enterprise Solutions in July 2001, which incurred almost $4,000,000 of selling, general and administrative expenses in 2001. The remaining increase in expense is commensurate with the increase in revenues.

    Restructuring Charges—Restructuring charges were $1,894,000, or 1% of total revenue, for 2001. The Company recorded $2,457,000 of gross restructuring charges in 2001. Of these charges, $563,000 was included in the cost of acquisition of AES and $1,894,000 was recorded as a charge to income. These restructuring charges consist of $1,807,000 of charges related to the consolidation of office facilities and $650,000 to asset write-downs.

    Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $8,175,000 for 2001 compared to $8,227,000 for 2000.

    As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in 2001 would have been approximately $4,300,000 higher if translated using foreign currency translation rates for the nine months ended September 30, 2000.

    Operating Income—Operating income was $9,901,000 for 2001 compared to $13,602,000 for 2000, a decrease of $3,701,000, or 27%.

    Total Other Expense—Total other expense was $3,240,000 for 2001 compared to $4,536,000 for 2000, a decrease of $1,296,000, or 29%.

    Interest Expense—Interest expense was $4,614,000 for 2001 compared to $5,033,000 for the prior year, a decrease of $419,000, or 8%. The reduction in interest expense is primarily due to the conversion and redemption of our convertible subordinated debentures in the third quarter of 2001 and lower outstanding balances on our bank term loan in 2001 as compared to the prior year. These decreases were partially offset by the interest expense on our new notes payable issued in connection with the acquisition of AES.

    Other Income—Other income was $1,374,000 for 2001 compared to $497,000 for 2000. Other income includes gains and losses on property and equipment and other non-operating income or expense.

    Provision for Income Taxes—The estimated effective income tax rate in 2001 was 40% as compared with 37% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $33,506,000 and $25,315,000 for the nine months ended September 30, 2001 and 2000, respectively. Our working capital (current assets minus current liabilities) at September 30, 2001 was $86,862,000 compared to $17,355,000 at December 31, 2000, an increase of $69,507,000, or 401%. Cash and cash equivalents at September 30, 2001 was $94,136,000 compared to $28,806,000 at December 31, 2000, an increase of $65,330,000, or 227%.

    In August 1999, we entered into a Loan and Security Agreement ("Loan Agreement") with a bank (the "Bank"). This credit facility includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. The term of the revolving portion of the Loan Agreement expires on October 30, 2002. As of September 30, 2001, there was no balance outstanding on the line of credit and there were no borrowings from the line of credit during 2000 or 2001. In 1999, we borrowed $8,000,000 in connection with the acquisition of CSAR. The term of the loan is 30 months and requires monthly principal payments of $267,000. As of September 30, 2001, the balance on the loan was $2,133,000. All borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points. Borrowings under the Loan Agreement are secured by nearly all of our goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of September 30, 2001, we were in compliance with all covenants.

    In 1994, we issued $56,608,000 of convertible subordinated debentures in connection with the acquisition of PDA. An additional $2,000,000 principal amount of convertible subordinated debentures was issued, at a discount, in 1999 in connection with the MARC acquisition. The debentures bore interest at 7 7/8% with interest payments due semi-annually on March 15 and September 15. The conversion feature permitted the holder to convert the debentures into shares of our common stock at a conversion price of $15.15 per share. The debentures were to mature August 18, 2004, but were redeemable at our option at any time after August 18, 1997 upon payment of a premium. On July 31, 2001, we gave notice to the holders of our convertible subordinated debentures of our intent to redeem all such debentures. The holders continued to have the right to convert the debentures into shares of our common stock at $15.15 per share until August 31, 2001. Holders converted $57,515,000 principal of the debentures into 3,796,320 shares of common stock and the remaining debentures were redeemed for $1,041,000 (or 100.89% of the principal balance) plus accrued interest. Holders who elected to convert forfeited their rights to receive accrued interest that would otherwise be paid on the redemption date. The forfeited interest of approximately $2,059,000 was recorded as expense by the Company and such accrued and unpaid interest, net of the tax effect of $858,000, was credited to common stock as part of the conversions. The discount related to the converted debentures of $172,000 was debited to common stock as part of the conversions.

    In 1999, we also issued subordinated notes payable in connection with the MARC acquisition in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The estimated interest payment to be paid in January 2002 is $445,000. The entire principal balance as of September 30, 2001 of $11,000,000 is due by June 2009.

    In connection with the acquisition of AES in July 2001, we issued notes payable to the former shareholders of AES in the aggregate principal amount of $20,000,000. The notes bear interest at 7% with interest only payments due semi-annually in January and July. The estimated interest payment to be paid in January 2002 is $700,000. The entire principal balance as of September 30, 2001 of $20,000,000 is due in July 2003. We also assumed a note payable to Dassault Systemes of America Corporation ("DSA") as part of the acquisition of AES. The note bears interest at 3.2%. The Company will repay the principal balance of the loan from commissions earned by selling DSA products. Any remaining unpaid principal balance will be due in June 2003. The outstanding principal of the DSA note payable at September 30, 2001 was $5,000,000.

    We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During the first nine months of 2001 and 2000, we expended a total of $26,583,000 and $22,574,000, respectively, on development efforts, of which $10,244,000 and $9,586,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

    During the first nine months of 2001 and 2000, we acquired $16,596,000 and $5,757,000, respectively, of new property and equipment. The increase in 2001 was primarily due to costs associated with the relocation of our Corporate Headquarters to a new facility in Santa Ana, California. Capital expenditures also included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. Our capital expenditures vary from year to year, as required by business needs. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products.

    On August 1, 2001, we completed the sale of 4,025,000 shares of our common stock in a public offering. The net proceeds to us, after the underwriter discount and estimated expenses, was approximately $67,400,000.

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

  •
  Integration of AES and other companies we have or will acquire.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to the impact of foreign currency fluctuations and interest rate changes. We have not experienced a material change in these market risk areas from the end of the preceding fiscal year.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In July 2001, the Company issued 5,281,096 shares of its common stock to the shareholders of Advanced Enterprise Solutions, Inc. ("AES"), including 1,763,400 shares to Dassault Systemes of America Corp., pursuant to the acquisition of AES by the Company. The issuance of shares was pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The holders of such shares have been granted certain registration rights. Such shares have restrictions on transfer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  On July 18, 2001, the Annual Meeting of Stockholders of the Company was held for the purpose of voting on:

  (i)
  The election of one Director (Class I) to the Board of Directors;

  (ii)
  The issuance of up to 6,000,000 shares of the Company's common stock to the stockholders of Advanced Enterprise Solutions, Inc. ("AES") in connection with the acquisition of AES by the Company;

  (iii)
  The Company's 2001 Stock Option Plan; and

  (iv)
  Ratification of the appointment of Ernst & Young LLP as independent auditors for 2001.

    (b) The following matters were approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

    (i)
    Election of one Director (Class I) to the Board of Directors:

Director	Shares Voted For	Shares Withheld
Frank Perna, Jr.	10,488,422	2,321,890

      The other directors whose terms continued after the Annual Meeting are Donald Glickman, Larry S. Barels, George N. Riordan and William F. Grun.

    (ii)
    Approval of the issuance of up to 6,000,000 shares of the Company's common stock to the stockholders of AES in connection with the acquisition of AES by the Company:

Votes Cast
For	Against	Abstain	Broker Non-Votes
9,932,581	55,895	26,417	2,795,419
    (iii)
    Approval of the Company's 2001 Stock Option Plan:

Votes Cast
For	Against	Abstain	Broker Non-Votes
7,743,427	1,643,669	627,797	2,795,419
    (iv)
    Ratification of Ernst & Young LLP as Independent Auditors for 2001:

Votes Cast
For	Against	Abstain
12,770,323	31,174	8,815

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Number
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

10.1	**	Fourth Amendment to Loan and Security Agreement Between MSC.Software Corporation and Comerica Bank-California.
10.2	**	Fifth Amendment to Loan and Security Agreement Between MSC.Software Corporation and Comerica Bank-California.
10.3	**	Sixth Amendment to Loan and Security Agreement Between MSC.Software Corporation and Comerica Bank-California.

**
Indicates filed herewith.

(b)
Form 8-K

Current Report on Form 8-K filed August 1, 2001, event date: July 20, 2001 (Items 2 and 7).

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)
Date:	November 13, 2001	By:	/s/ LOUIS A. GRECO LOUIS A. GRECO—Chief Financial Officer (Mr. Greco is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

QuickLinks

MSC.SOFTWARE CORPORATION INDEX TO FORM 10-Q SEPTEMBER 30, 2001
MSC.SOFTWARE CORPORATION CONSOLIDATED BALANCE SHEETS
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MSC.SOFTWARE CORPORATION NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE