Form 10-K
period 2001-12-31
MSC SOFTWARE CORP
filed 2002-04-01
CIK 717238

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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
Warrants

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 22, 2002, the approximate aggregate market value of MSC.Software Corporation's voting stock held by non-affiliates was $601,874,000.

        As of March 22, 2002, there were outstanding 29,396,391 shares of Common Stock of MSC.Software Corporation.

MSC.SOFTWARE CORPORATION
INDEX TO FORM 10-K
DECEMBER 31, 2001

PART I

ITEM 1. BUSINESS

GENERAL

        We are a leader in the development, marketing and support of simulation software, services and systems to optimize product design and quality and reduce product costs and time to market. We also provide a broad range of strategic consulting services to our customers to improve the integration and performance of their product development process. With the acquisition of Advanced Enterprise Solutions, Inc. ("AES") in July 2001, we also became an information systems and software integrator, selling Product Lifecycle Management products that address the needs of small and medium size product development and manufacturing companies. We serve customers in several industries, including aerospace, automotive, machinery, electronics, consumer products, biomedical, shipbuilding and railroad. In 2001, we sold our products and services to over 7,500 customers worldwide through our dedicated sales force and network of value added resellers. We maintain 70 offices in 22 countries. Representative customers in various markets include Airbus, Amgen, BMW, Boeing, Cooper Tire, DaimlerChrysler, Denso, General Motors, Hyundai, Lloyd's Register, Lockheed Martin, Matsushita, NASA, Sony and Toyota.

        We have been providing simulation software for over 30 years. In the current customer product development process, designs are simulated before manufacturing begins. Simulation tools allow engineers to construct computer models of products, components and systems to simulate performance conditions and predict physical responses to certain variables, such as stress, pressure and temperature. This allows our customers to reduce costly and time-consuming physical testing of prototypes. Advances in technology have made simulation analysis available for not only sophisticated projects, such as space vehicles, but also to less complicated products, such as toys.

        In addition to the acquisition of AES, we have engaged in a number of key strategic initiatives to expand into market opportunities that are natural extensions of our expertise in simulation software. The initiatives include:

  •
  expanding our professional services group, which includes traditional engineering consulting activities as well as super computing services;

  •
  providing cost-effective Linux-based applications of our software and assistance to our customers who want to move to a Linux operating system;

  •
  creating our Engineering-e.com division to act as an Application Service Provider of our software over the Internet, as well as to provide our customers access to our Simulation Center and Engineering Exchange;

  •
  forming a strategic alliance with Dassault Systemes S.A. pursuant to which we will develop our next generation of simulation software using Dassault Systemes' Version 5 Architecture. We will also act as a strategic distribution channel for the joint Version 5 Analysis and Simulation portfolio. This alliance will accelerate our capability to deliver innovative simulation software as an integral part of our next generation Product Life Cycle Management ("PLM") portfolio;

  •
  seeking acquisitions that will allow us to strengthen our core software business by broadening the technology scope of our simulation software; and

  •
  expanding the information systems and software integration business to Europe and Asia-Pacific. Our expertise in this area was previously concentrated in North America.

RECENT DEVELOPMENTS

        On March 15, 2002, we entered into a definitive agreement to acquire Mechanical Dynamics, Inc ("MDI"). MDI is a publicly traded company that develops, markets and supports virtual prototyping solutions. We intend to acquire all of the issued and outstanding common shares of MDI in a cash tender offer of $18.85 per share. The aggregate value of the consideration paid will be approximately $130,000,000, a portion of which will be funded by new debt. The acquisition has been approved by our board of directors as well as MDI's board of directors, but is subject to certain other conditions, including governmental approvals. If we are successful in completing our tender offer and obtaining government approvals, we expect to close this acquisition by the end of the second quarter of 2002.

INDUSTRY

  Product Lifecycle Management

        The process of managing a product throughout its lifecycle is called Product Lifecycle Management or PLM. The product lifecycle includes four significant segments; conceive the product, design the product, manufacture the product and maintain the product. These key product lifecycle segments utilize various digital technologies and software tools including mechanical computer-aided design, or CAD, computer-aided engineering, or CAE, computer-aided manufacturing, or CAM, and product data management, or PDM, and related services and systems. Our CAE software and services are used throughout the PLM segments and, with the acquisition of AES, we added CAD, CAM and PDM tools to our product offering. Our information systems integration activities provide the infrastructure necessary for efficient PLM implementation.

        Prior to the development of computer-driven design tools, the product development cycle demanded a long lead time since modifications to a product's design required time intensive manual redesign at each step. Today, CAD, CAM and CAE allow engineers to create and test designs much more quickly and accurately.

        Once focused on the individual engineer's demand for functionality, the market is now driven by the needs of the original equipment manufacturers, suppliers, partners and customers to collaborate, share data and integrate the multiple sub-assemblies in the creation of a complex master digital model. These needs have raised decision making to executive management levels. However, the requirement for an enterprise level solution has not lessened the need to provide superior functionality and engineering capabilities to the individual user.

        CAE provides design engineers tools to develop simulations that test the robustness of their designs through physics based rules to test whether a mechanical part, such as a crankshaft, or a system of parts, such as an automobile, performs in the desired manner. CAE simulates stresses that the prototype may encounter, such as typical operation to crash testing. These simulations enable design engineers to gain important information on the likely performance of their products and allow them to make alterations early in the process to designs that would likely prove faulty, saving time and potentially costly redesigns later in the process. Our simulation software is designed to interoperate seamlessly with other leading mechanical computer-aided design software products in the market.

        Broadly, the industry provides several services that include the development of software, consulting services, training and hardware reselling.

  Systems Integrator

        The systems integrator industry is the extended arm of technology manufacturers. In essence, a CAD/CAM/CAE systems integrator delivers and integrates a mix of products from a variety of manufacturers into tools that are tailored to a customer's particular needs. Systems integrators add value to both product manufacturers and customers because they can better evaluate a customer's individual needs and tailor a customized turn-key solution consisting of hardware, software, a variety of product and integration services, application support and training. A systems integrator's goal is to be the expert source where customers can acquire products, knowledge, support, training and integration resources.

        There are many factors that determine the overall success of a CAD/CAM/CAE systems integrator organization relative to competitors. These include technical expertise (technical skill sets, industry experience, etc.), pre- and post-sales support capabilities, customer relationship management (sales and service staff), security (financial soundness, years in business, etc.), geographic coverage and price. Competition in these industries includes the direct sales forces of technology manufacturers.

OUR STRATEGY

        Our goal is to expand our leading position as a provider of simulation software, services and systems. Our strategy has the following key elements:

  •
  Maintain and expand our leading position in simulation software.  We are a leader in providing high-end simulation software to the aerospace, automotive and other manufacturing industries. We will continue to focus our efforts on these industries, but will apply the technical expertise we have developed to additional applications in manufacturing as well as consumer products and other industries that are increasingly turning to simulation during the development phase of production. Our products have recently been used by a manufacturer to optimize material usage, a cellular phone manufacturer to perform drop tests for durability and heat transfer, and a toy manufacturer to meet product safety standards and improve functionality.

  •
  Leverage our expertise in simulation software by providing engineering consulting services.  We have been providing simulation software for over 30 years and in that time we have developed a significant amount of expertise in understanding the engineering processes of our customers. We are leveraging that expertise by providing strategic engineering software consulting services to our customers to improve the integration and performance of their simulation technologies. For example, we are working with Cooper Tire to develop a predictive tire modeling system to integrate simulation, design and testing, with the goal of helping Cooper Tire reduce tire development time by 70%. We also provide training, onsite support and implementation services for our customers.

  •
  Expand our information systems business into new markets.  With the acquisition of AES, we now have significant expertise as an integrator of information systems and software. In addition to building that business domestically, we will expand the systems integrator business in Europe and Asia-Pacific.

  •
  Expand our engineering consulting services for the Linux operating system.  The Internet has accelerated the development of open source software. Open source software has emerged as a viable alternative to traditional proprietary software, such as Unix and Windows NT. One of the better known open source products is the Linux operating system. We are providing our customers with cost-effective Linux-based applications of our products and helping our customers who request to move to Linux by configuring their systems, porting their in-house software, customizing the operating system for special needs, and providing training. We deliver our software on Linux computer clusters, providing turn-key super computing with price/performance benefits.

  •
  Offer our software and engineering consulting services through the Internet.  We continue to expand our infrastructure and product offerings over the Internet to complement and make our existing sales channels more efficient. The internet has also provided opportunities for improved efficiencies in product ordering and availability from any location worldwide 24 hours per day. In

    March 1999 we launched our Web portal, Engineering-e.com. This portal allows our customers to "rent" many of our software products for a specified period of time or run simulations on demand through our network. Early in March 2000, we launched the Simulation Center, where customers are able to run our software over the internet, removing the need for them to purchase computers for performing simulation. In addition, commencing in June 2000, our customers were able to access our Engineering Exchange, which matches clients who have engineering problems with consultants with a wide variety of expertise.

SOFTWARE

        Our simulation software products consist primarily of a complement of solvers linked to a graphically based customer interface, sometimes referred to as pre-and post-processors. These solvers are capable of simulating virtually any mechanical or structural phenomena.

        The governing principle for our core software is to provide:

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

  •
  continued commitment to interoperability through data exchange standards such as AP203, AP214 and AP209; and

  •
  increased emphasis on advanced visualization techniques and dedicated results processing utilities.

        We market our software products under the name MSC.visualNastran and we group our products into four families:

  •
  MSC.visualNastran Enterprise—This family includes software for dedicated analysts at major manufacturers to simulate a wide variety of complex mechanical conditions. Within this family, we include our core simulation software, including MSC.Nastran, MSC.Patran, MSC.Marc, MSC.Dytran and MSC.Enterprise Mvision.

  •
  MSC.visualNastran Professional—This family includes software for multi-disciplinary engineers at large or small companies that perform simulation on occasion, though this is not their primary task. This family includes the Ultima product, MSC.Nastran for Windows, and new integrated products for these engineers, among others.

  •
  MSC.visualNastran Desktop—This family includes software for design engineers at large or small companies who need to verify design concepts. This family includes the current Working Knowledge products acquired in 1998 and others to be defined.

  •
  MSC.e-visualNastran—This family includes software from the other MSC.visualNastran families that runs across the internet in an internet ASP model that is similar to data centers.

MSC.visualNastran Enterprise Family

        MSC.Nastran.  MSC.Nastran is a descendant of NASTRAN, a computer program owned by the United States Government and leased to others. We have improved upon NASTRAN since it was first released in 1970, resulting in substantially greater capabilities and scope of our product, MSC.Nastran.

We have been selling MSC.Nastran since 1971. Pursuant to a 1982 agreement with the National Aeronautics and Space Administration, we acquired the non-exclusive perpetual rights to commercially use those elements of NASTRAN which are embodied in MSC.Nastran.

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

        MSC.Patran.  MSC.Patran provides finite element modeling, analysis data integration, analysis simulation, and results evaluation capabilities to simulate product performance early in the design-for-manufacture process. All of the functions of MSC.Patran may be integrated, automated and tailored to the user's specific requirements using a powerful programming command language. We believe MSC.Patran is the standard simulation environment for manufacturers worldwide, based upon its enhanced usability, direct computer-aided design, or CAD, access, automated finite element modeling and completeness of analysis integration.

        MSC.Marc.  MSC.Marc simulates physical behavior due to material contact conditions such as impact, crash and crush, resulting in material failure under extreme stress. MSC.Marc is increasingly being used in areas where materials undergo large deformations, such as rubber or metal forming and many other applications. MSC.Marc also has extensive distributed parallel processing capabilities, and it is known for its contact algorithms and its extensive materials library.

        MSC.Dytran.  MSC.Dytran is similar to MSC.Marc and uniquely combines fluid-structure interaction to facilitate the simulation of, for example, tire hydroplaning and occupant safety (airbag-occupant interaction).

        MSC.Enterprise Mvision.  MSC.Enterprise Mvision delivers quality materials information for use and reuse during the product development, testing and manufacturing cycles. This valuable resource and data is available to engineers worldwide via integrated Intranet and Extranet web access. MSC.Enterprise Mvision provides electronic data exporting directly into popular CAD/CAE programs, and can be supplied complete with authoritative, ready-to-go materials databanks from the extensive MSC.Mvision library.

MSC.visualNastran Professional/Desktop Family

        MSC.Nastran for Windows.  MSC.Nastran for Windows is a Windows NT-based simulation product, incorporating finite element modeling, simulation and post-processing. It uses MSC.Nastran as a solver engine. MSC.Nastran for Windows was launched in early 1995.

        MSC.Working Model.  The December 1998 acquisition of Knowledge Revolution led to the MSC.visualNastran Desktop suite of products for motion and visualization/animation. These products can be linked to solid modelers such as Solid Works, Mechanical Desktop and Solid Edge. We plan to extend their visualization capabilities to work with our core solvers.

        During 1999, we introduced MSC.visualNastran 4D, which combined MSC.Working Model Motion with MSC.InCheck. MSC.Working Model Motion is used to simulate motion such as falling and colliding objects, pistons or conveyors. This simulation answers the question "Will it work?" MSC.InCheck is used to simulate stress, deformation and vibration. This simulation answers the question "Will it break?" These products run on Microsoft Windows-based personal computers and are closely linked to desktop-based CAD programs such as SolidWorks, Mechanical Desktop and Solid Edge.

Other Software Products

        We also offer other software products, including:

  •
  MSC.Fatigue, used for durability analysis;

  •
  MSC.Acumen, used to capture and automate a customer's product development process;

  •
  MSC.SuperForge, used for forging simulation; and

  •
  Third party software including Dassault Systemes Products: Catia, Enovia, Delmia and Smartsolutions, as well as Autodesk.

PROFESSIONAL SERVICES

        We offer services in the areas of PLM and product development, engineering and manufacturing solutions, including consulting, deployment, development and engineering.

  Engineering Consulting

        We provide engineering analysis and design services to our existing software customers and to companies who do not use our software. These services are delivered to our current customers to provide analysis or design expertise that they may not have, and to augment their capabilities if they have a manpower shortage. These services are provided to other companies who do not have any analysis or design professionals on staff, but who need these capabilities provided via outsourcing. We deliver the expertise of over 200 highly trained engineers who write, support and use our software on a daily basis. We have provided services to automotive, aerospace, biomedical, electronic packaging, petrochemical, nuclear and consumer product manufacturers and suppliers. In addition to analysis and design services before a product's manufacture, we have also investigated the cause of in-service failures for a wide range of products. Typical examples of our engineering services include:

  •
  Engineering Optimization.  We assist clients in enabling multi-disciplinary collaboration and concurrent engineering and eliminating redundant activities.

  •
  E-Engineering.  We help clients achieve easy and effective collaboration, reduce cycle time, accelerate decision-making and gain access to people and vital product information.

  •
  Supply Chain Integration.  We work with clients to help resolve cost and lead-time issues, ensure compatible tools and environments, define standards and procedures and develop alliances with key suppliers in order to leverage their expertise over the long term.

  •
  Analysis.  We provide a broad range of analysis services, including stress, thermal, dynamics and linear and non-linear analysis for a variety of industries.

  •
  Data Translations.  We help clients exchange data between various CAD systems.

  •
  Design.  We assist clients in defining requirements, conceptualizing form, fit and function details, designing for ease of manufacture and cost and reverse engineering.

  •
  Legacy Conversion.  We provide processes and resources to convert vellum and scanned drawings to CAD data using manual or automated processes and can manage the associated conversion issues.

  Process Automation

        We work closely with our key customers to advise them on product development processes, enabling them to make better products in less time and for less cost. We assist our customers to automate the process by providing software systems that integrate our software with CAD, product data management, test and in-house software. Automation moves simulation up front in the conceptual and detailed design phases to enable simulation to be performed by design engineers and to be an integral part of the product development process. In many of our service engagements, we use the MSC.Acumen toolkit to create design engineering workflow templates that capture and automate the engineering process.

  Deployment and Development Services

        We provide services that allow our customers to efficiently and effectively deploy IT solutions. These services include:

  •
  Solutions Implementation.  We help plan and manage implementations in order to ensure rapid and successful deployments. We also provide an integrated test bed environment, deliver training and education to support deployments and ensure IT infrastructure readiness to minimize the impact associated with the deployment of new technologies.

  •
  Application Customization.  Depending on a client's needs, we customize templates, databases, graphical user interfaces and applications for web access and integration.

  •
  Application Development.  We create customized applications based on customer-defined requirements for automated quality checking, web utilization and knowledge management.

  •
  Application Integration.  We can integrate and bridge a variety of divergent applications and create applications that format and/or enhance data used by other applications.

  •
  Databases.  We will install, modify and oversee the migration of databases, schema and object modules solutions and enterprise-wide applications.

HIGH PERFORMANCE COMPUTING SERVICES

  Linux Services

        An expanding services area for us is porting to the Linux operating system. For Linux, we help our customers move from Unix, configuring systems for them, porting their in-house software, customizing the operating system for special needs, and training them.

INTERNET SERVICES

        Through our Engineering-e.com group, we offer simulation software package tools to a broad base of customers over the Internet.

  •
  Simulation Center.  The Simulation Center provides the engineering community access to the latest and most advanced simulation tools over the Internet on a subscription basis. The cornerstone of our product line is MSC.visualNastran 4D, a design simulation package. Each of our Simulation Center applications runs on our servers and are paid for by the customer on a monthly subscription basis. This reduces the need for customers to make significant upfront investments in software and upgrades, computer infrastructure, and system maintenance.

  •
  Engineering Exchange.  Through our Engineering Exchange, we provide a consulting service facility to support the outsourcing of engineering consulting projects using the Internet to connect consultants with clients. The Engineering Exchange provides a cost effective means for connecting clients with a need for consulting services with consultants who can fulfill the need. The Engineering Exchange provides a Web-based environment for companies to post projects and consultants to bid on them in open competition. This new mode of outsourcing multiplies both client and consultant opportunities using the speed and global reach of the Internet. The Engineering Exchange also offers a structured, manageable problem description process with templates designed to formulate an engineering project into a comprehensive request for proposals. In addition, the Engineering Exchange provides for online meeting services and administrative handling of contract and billing details for the consultant participants.

TRAINING AND ONSITE SERVICES

  •
  Training.  We have developed educational tools designed to train users of our products as an extension of our software business. We also offer training in a variety of aspects of products manufactured by third parties, including Dassault Systemes, SmarTeam and AutoDesk. Training seminars are conducted in local languages on a frequent basis at the MSC Institute of Technology in Santa Ana, California, at our offices worldwide, and at client sites. We also offer our simulation software products to schools and universities.

  •
  Custom Software Development, Collaborative Development, and Porting.  We can customize our software in order to provide customer requested capabilities on a funded basis. Some of our major software capabilities—including dynamic sensitivity and optimization, acoustics, and static aeroelasticity—were developed as custom projects. In many cases, the projects are fully funded by the customer, but there are cases where we absorb part of the cost if there is a future commercial benefit (collaborative development). One type of custom development is funded porting, where the hardware provider pays us to port our software to their new hardware or to new versions of operating systems.

  •
  Onsite Support.  As an optional service, we also provide onsite support for our software. This service enables our customers to receive a dedicated level of technical support, with our personnel becoming or adding to the onsite experts.

SYSTEMS

        Our systems business uses information technology solutions, systems integration and support services to address the workgroup and enterprise computing needs for organizations around the world. We market our solutions to engineering, manufacturing, academic, scientific and commercial organizations. Our focus is on providing integrated hardware, software and services to help companies deploy high availability servers and clusters, databases and tools, workgroup systems, storage solutions including storage area networks ("SAN") or network attached storage, backup and archive solutions, security and network infrastructure. Some of our key vendor partners for these solutions are industry-leaders like IBM, Dell, HP, SGI, Sun, EMC, Veritas, Cisco, Extreme Networks, iPlanet, Oracle and Precise, among others.

        Our systems deployment and integration services include system architecture design, systems and application performance tuning and customization, cluster configuration, SAN implementation, system/network operation and administration services, as well as complete systems integration. Networking services generally consist of networking mixed systems environment as well as supply chain integration services such as Autoweb for automotive suppliers.

        Together with IBM, Dassault Systemes and others, we are a leader in product lifecycle management, a new and critical dimension of Enterprise Resource Planning. The fully tuned and optimized information technology solutions we provide are the critical infrastructure for efficient PLM implementations.

        By offering a comprehensive software, hardware and systems-integration solution, we give customers all the tools to manage their product data and transfer knowledge throughout their organizations efficiently and effectively.

RESEARCH AND DEVELOPMENT

        We continually expend significant amounts on the development and maintenance of our suite of software products, as well as on new product research and development. During the years ended December 31, 2001, 2000 and 1999, gross research and development expenditures were approximately $35,820,000, $30,311,000 and $27,766,000, respectively. Of the amounts expended, $13,752,000, $13,655,000 and $8,255,000, respectively, were included in capitalized software costs.

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

        We have increased our expenditures for software development. This increase resulted primarily from changes within our product management function in staffing and staff mix related to a strategic revision in product development activity. This shift in strategy de-emphasizes features upgrades for specific products and promotes the development of technologies and integrated software solutions for targeted customers. Our total development cost before software capitalization was 15% of revenue for 2001, which was consistent with our target under the new strategy.

SALES AND MARKETING

        We sell our products worldwide through a dedicated sales force as well as value added resellers. We also use the Internet for global marketing. At December 31, 2001, our sales and marketing force consisted of 356 employees, including 197 in the Americas, 92 in Europe and 67 in Asia-Pacific. We market our products by advertising in trade publications, participating in industry trade shows and exhibits, conducting training seminars and working with our strategic partners as described above.

        Historically, our software products were used primarily in the design phase of product development. Accordingly, we targeted our marketing efforts on the product design engineers of our customers. With the addition of MSC.Marc, we have expanded our marketing efforts to also cover the manufacturing engineers of our customers. With the addition of AES, we have expanded our marketing efforts to include designers and IT professionals, focusing on middle market companies with annual revenues between $25 million and $500 million. We now have offerings that cover the entire lifecycle of a product, from design through manufacture, as well as covering the manufacturing company's IT infrastructure.

        Pricing of products sold in Europe through our European subsidiaries are generally denominated in Euros or local currency and products sold through our Japanese subsidiary are generally denominated in Japanese Yen. Most other products are sold through contracts that are generally denominated in United States Dollars.

POST SALES SUPPORT

        Client service is an integral aspect of our marketing program. We maintain toll-free numbers and a hot line service for our clients. We have invested in advanced call center technology to improve our capabilities.

        User manuals, training and quality assurance are also essential to our marketing program. Our user manuals are comprehensive and updated on a regular basis. A staff of writers and editors manage the design, writing, editing and preparation of user manuals as well as of training materials and promotional literature.

        We conduct formal training for clients, ranging from three-day introductory courses to intensive courses on specialized subjects for experienced users. Onsite courses for clients are provided for larger user organizations. We also host technology conferences in the United States, Europe, Asia Pacific, Australia and Latin America to gather data on client needs, new engineering applications, and new trends in computing technology.

PRICING

        We provide a variety of licensing alternatives for the use of our software products. Our software products are offered on an annual non-cancelable, pre-paid license basis and on a paid-up basis. An annual non-cancelable, pre-paid license is set at a fixed rate for the period and provides for payment in advance of use. A paid-up license provides significant revenue at the original time of sale of the product, with smaller payments for maintenance following the time of sale. Maintenance revenue is deferred and recognized as revenue over the term of the maintenance agreement. Revenue from the sale of systems is recognized at the time of shipment.

SALES AND SUPPORT OFFICES

        We maintain North American sales and client support offices in:

• Atlanta, Georgia	• Bellevue, Washington	• Bohemia, New York
• Dayton, Ohio	• Germantown, Wisconsin	• Grapevine, Texas
• Independence, Ohio	• Indianapolis, Indiana	• Littleton, Colorado
• Los Angeles, California	• Lowell, Massachusetts	• Middleton, Connecticut
• Mount Laurel, New Jersey	• Nashville, Tennessee	• Palo Alto, California
• Pleasanton, California	• Racine, Wisconsin	• San Diego, California
• San Mateo, California	• Santa Ana, California	• Scottsdale, Arizona
• Schaumburg, Illinois	• Seattle, Washington	• Southfield, Michigan
• Sunnyvale, California	• Valencia, California	• Wichita, Kansas

        Sales and technical support representatives who have engineering backgrounds and experience using our products are staffed in these offices. These representatives market our products, provide training in their use, respond to user support calls and provide solutions for simulation analysis throughout North America. In addition, sales and support personnel work out of numerous home offices throughout the United States.

        Our products are marketed, distributed and supported outside of North America through a network of foreign subsidiary offices. Our wholly owned European subsidiary, headquartered in Munich, Germany, manages our network of wholly owned subsidiaries in Europe. In the Asia Pacific region, sales and service are handled through our wholly owned subsidiary in Tokyo, Japan. We also have subsidiary offices in Australia, Brazil and Korea. In addition, we maintain offices in the following countries:

Europe		Asia Pacific

Austria	Poland	Japan
Czech Republic	Russia	People's Republic of China
France	Spain	Taiwan
Germany	Sweden	Malaysia
Italy	Switzerland	Singapore
The Netherlands	United Kingdom
Norway

        Representative arrangements are also utilized in several other European and Asia Pacific countries as well as in India and parts of Latin America.

        All of our offices are leased under agreements expiring at various times over the next one to twelve years. In 2001, we relocated our Corporate Headquarters and Costa Mesa office to new office space in Santa Ana, California. The new office in Santa Ana, California includes 203,000 square feet under a lease expiring in 2013.

CUSTOMERS

        In 2001, we sold our products to approximately 7,500 customers. Customers in the aerospace, automotive and other manufacturing industries accounted for 33%, 19% and 15%, respectively, of our revenues for 2001. Our top ten customers accounted for approximately 19% of our total revenues in 2001 and no single customer accounted for more than 5%. Our major end-user customers include:

  •
  Amgen, Inc.

  •
  The Boeing Company

  •
  Honda R&D Co, Ltd.

  •
  Lockheed Martin Corporation

  •
  McDonnell Douglas Corporation

  •
  NASA

  •
  Raytheon Company

  •
  United Technologies Corporation

        For 2001, foreign sales accounted for approximately 51% of gross revenues, most of which was attributable to Europe (27%) and Asia-Pacific (24%). The balance was attributable to Canada and South America.

BACKLOG

        We do not maintain backlog statistics for our software or systems products because they are generally available for delivery upon execution of a licensing agreement or contract. Backlog for consulting services is currently not material.

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

        MSC, MSC/, MSC/ARIES, MSC/PATRAN, MSC/MVISION, MSC/DYTRAN, MSCINCHECK (Design), MSC.ULTIMA and MSC.SUPERMODEL are some of our registered trademarks. NASTRAN is a registered trademark of NASA. MSC.Nastran is an enhanced proprietary version of NASTRAN.

        We also obtained the registered trademarks of MARC, MENTAT, MARC/DESIGNER, MARC/AUTOFORGE, KNOWLEDGE REVOLUTION AUTOMATION, EPROBE, and KNOWLEDGE REVOLUTION as part of our 1998 and 1999 acquisitions. Many of our trademarks have also been registered in foreign countries.

        In addition, we maintain federal statutory copyright protection with respect to our software programs and products and have registered copyrights on all documentation and manuals related to these programs and maintain trade secret protection on our software products.

COMPETITION

        With respect to our software business, the following list sets forth our primary competitors.

  •
  Altair Engineering, Inc.

  •
  ANSYS, Inc.

  •
  Hibbitt, Karlsson & Sorensen, Inc.

  •
  Structural Dynamics Research Corporation (acquired by Electronics Data Systems Corporation in 2001

        In our professional services business, we compete with in-house information technology personnel and consulting groups.

        In our systems business, our primary competitors include the direct sales forces of technology manufacturers as well as RAND Worldwide and Mtra Datavision, a wholly-owned subsidiary of European-based EADS.

        We believe that the principal competitive factors affecting the software business include quality, functionality, ease of use and, to a lesser extent, price. In our professional services business, we believe that the principal competitive factor is expertise. The principal competitive factors in our systems business include technical expertise, support capabilities, relationship management, geographic coverage and price. Although we believe we currently compete effectively with respect to the factors in all of our businesses, we cannot assure you that we will be able to maintain our competitive position against current and potential competitors.

EMPLOYEES

        At December 31, 2001, we employed 1,285 persons, of whom 722 were involved in technical activities, 356 in sales and marketing, and 207 in administration. We have no contracts with labor organizations and believe our relations with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below sets forth certain information about our executive officers. We are not aware of any arrangement or understanding between these persons and any other persons pursuant to which the executive officers were selected as such. Nader Khoshniyati and Abbass Khoshniyati are first cousins. We are not aware of any other family relationships between these executive officers and any other executive officers.

Name	Age	Current Position
Frank Perna, Jr.	64	Chairman and Chief Executive Officer
Louis Greco	54	Executive Vice President, Chief Financial Officer and Corporate Secretary
Kenneth Blakely	47	Executive Vice President—Software and Services
Nader Khoshniyati	48	Executive Vice President—Systems
Abbas Khoshniyati	42	Senior Vice President—Americas Systems
Richard Murphy	38	Senior Vice President—Global Sales
Paul Chermak	58	Vice President—Asia-Pacific New Business
Charles Davis	49	Vice President—Finance and Corporate Controller
John Di Lullo	58	Vice President—Engineering-e.com
Amir Mobayen	42	Vice President—Europe New Business
Jeffrey Morgan	56	Vice President—Software
John Mowrey	61	Vice President—Professional Services
Greg Sikes	39	Vice President—High Performance Computing
Dr. Christopher St. John	55	Vice President—Services

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

        Louis Greco has served as Chief Financial Officer since March 1983. He has served as Corporate Secretary since December 1985. Mr. Greco has a Bachelor of Science Degree in Business with an Accounting Emphasis from California State University at Los Angeles and a Masters Degree in Business Administration from the University of Southern California. He is also a Certified Public Accountant.

        Kenneth Blakely has served as Executive Vice President of Software and Services since September 2001. Prior positions at MSC.Software include Senior Vice President and General Manager of our Mechanical Solutions Division; Vice President and General Manager of the Aerospace Business Unit; Vice President of Marketing; Director of Product Management; and Manager of Technical Planning and Product Services. He also headed the MSC.Nastran for Windows team, responsible for conceiving, developing and launching the product. Mr. Blakely has written more than 40 technical papers, primarily on test-analysis correlation, structural dynamics, PC applications, and CAD-FEA interoperability. Mr. Blakely has a Bachelor of Science Degree in Engineering and a Masters Degree in Structural Dynamics from the University of California at Los Angeles.

        Nader Khoshniyati has served as Executive Vice President of Systems since July 2001. From 1989 to 2001, Mr. Khoshniyati was President and CEO of Advanced Enterprise Solutions (acquired by MSC Software in July 2001). Mr. Khoshniyati holds a Bachelors Degree in Industrial Accounting and Management, a Masters Degree in Business Administration from Northeastern State University in Oklahoma, and has completed PhD postgraduate study pending dissertation in computer education and management at United States International University in San Diego, California.

        Abbas Khoshniyati has served as the Senior Vice President of The Americas System Business since July 2001. Mr. Khoshniyati came to us with the acquisition of AES, where he served as Chief Technology Officer since 1989. Mr. Khoshniyati holds a Bachelor of Science Degree in Engineering Physics from Oklahoma State University and a Masters Degree in Computer Engineering from California State University at Long Beach.

        Richard Murphy has served as Senior Vice President of Global Sales since January 1999. Prior to that, he was Vice President and General Manager of the Growth Industries Business Unit from February 1997 to December 1998; Vice President and General Manager of the General Manufacturing Unit from September 1996 to January 1997; Department Director of North American Sales and Support from March 1996 to August 1996; Regional Office Manager of North American Sales and Sales Support from February 1994 to February 1996; and Sales Representative of North American Sales and Support from April 1991 to January 1994. Mr. Murphy has a Bachelor of Science Degree in Mechanical Engineering Technology from California State Polytechnic University in Pomona, California.

        Paul Chermak has served as Vice President of Asia Pacific New Business since joining us in August 2001. Prior to joining MSC.Software, Mr. Chermak served as Vice President and General Manager of Application Solutions at Silicon Graphics, Inc. ("SGI") from 1999 to 2001, as well as a Board member of SGI Japan. Before joining SGI, he spent 27 years with Hewlett-Packard, holding numerous management positions at Hewlett-Packard, including Managing Director of Asia Pacific. He is currently a Board member of NEI College of Technology in Minnesota. Mr. Chermak hold a Bachelor of Science Degree in Geo-Chemistry from the University of Minnesota and has both a Bachelor of Science Degree in Business and a Master's Degree in Business Administration from the University of California at Berkeley. He also has an International Business Certificate from Mankato State University.

        Charles Davis was promoted to Vice President of Finance and Accounting in January 2002 and has served as Corporate Controller since coming to us in January 2001. Prior to joining MSC.Software, Mr. Davis was with a privately-held developer and publisher of video game entertainment software where he held the positions of Chief Financial Officer from July 2000 to December 2000, Vice President of Finance and Accounting from September 1999 to July 2000, and Corporate Controller from January 1998 to September 1999. From August 1996 to December 1997 Mr. Davis also served as the Senior Manager of Financial Reporting for Ingram Micro, Inc. Prior to 1996, Mr. Davis accumulated 17 years of experience in public accounting, including six years as a partner with two national public accounting firms. Mr. Davis holds a Bachelor of Science Degree in Business Administration from California State University at Northridge and a Masters Degree in Business Administration from the University of California at Los Angeles. He is also a Certified Public Accountant licensed in the state of California.

        John Di Lullo has served as Vice President of our Engineering-e.com Division since March 2000. He came to us in October 1999. Prior to that, Mr. Di Lullo was the General Manager of Education Systems at Systems and Computer Technology from December 1997 through October 1999, where he web-enabled their software products. Mr. Di Lullo was a Senior Director at Time-Warner from October 1994 through December 1997, where he led various Internet commerce initiatives. Mr. Di Lullo has a Bachelor of Science Degree in Mathematics and a Masters Degree in Information Systems from Temple University.

        Amir Mobayen joined us in 2001 as the Vice President of European New Business. Prior to joining MSC.Software, Mr. Mobayen spent 12 years at Avnet, Inc., a global technology marketing and services company. His positions at Avnet included European Executive Vice President of Sales & Marketing from 1999 to 2001, Senior Vice President of Global Relations between Avnet Inc. and IBM Corporation from 1997 to 1999 and Vice President of Sales for the Western United States from 1993 to 1997. Mr. Mobayen holds a Bachelor of Science Degree in Mechanical Engineering from California State University at Northridge.

        Jeffrey Morgan has served as Vice President of Software since September 2001 and previously served as our Vice President of Worldwide Product and Business Development. Mr. Morgan came to us with the acquisition of UAI, where he served as President since 1992. Mr. Morgan has a Bachelor of Science Degree in Flight Sciences from Columbia University.

        John Mowrey has served as Vice President of Professional Services since September 2000. Prior to that, he was President and Chief Operating Officer of Automated Analysis Corporation, an Ann Arbor services company, from October 1997 to August 2000. Mr. Mowrey has extensive experience in the automotive industry, having served with General Motors from 1962 to 1982, where he held numerous positions including Vehicle Chief Engineer and Executive Director of Planning for Chevrolet. He moved to American Motors as Vice President of Product Planning, Design and Purchasing in 1982. After its acquisition by DaimlerChrysler in 1987, he went into the engineering services business, first as Chief Executive Officer of Time Engineering (1988 to 1992), then as Executive Vice President of Modern Engineering (1992 to 1996). He became a Senior Consultant to Andersen Consulting in 1996, and subsequently joined Automated Analysis in a relationship with Andersen Consulting. Mr. Mowrey has a Bachelor of Science Degree in Mechanical Engineering from CarnegieMellon University and a Masters Degree in Engineering from the University of Michigan.

        Greg Sikes has served as Vice President of High Performance Computing at MSC.Software since March 2000. Mr. Sikes joined us in 1993 and has held various positions including Director of Aerospace Development, Manager of Aerospace Products and Product Manager for MSC.Patran. Mr. Sikes has a Bachelor of Science Degree in Aeronautical Engineering from the University of Illinois and a Masters Degree in Mechanical Engineering from the University of California at Berkeley.

        Dr. Christopher St. John joined us in 1991 to start an Engineering Services business in the United Kingdom operation of PDA Engineering. He has served as Vice President of Services since September 2001 and previously served as the Vice President of our European Mechanical Solutions Division . Prior to joining us, he worked for ten years in Engineering Education, lecturing first at the University of London and subsequently at the University of Minnesota. He then worked for ten years as a Consulting Engineer with companies in the United States and the United Kingdom. Dr. St. John received a Bachelor of Science Degree in Mining Engineering and a Ph.D for research on Numerical Modeling in Rock Mechanics, both from the University of London' Imperial College of Science and Technology.

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

        Downturns in the industries we serve would adversely affect our operating results. In 2001, sales to customers in the aerospace and automotive industries accounted for approximately 33% and 19%, respectively, of our revenues. Changes in capital spending by, and cyclical trends affecting, customers in these industries may adversely affect our sales to these customers and our operating results. In addition, these types of customers tend to adhere to a technology choice for long periods, possibly an entire development cycle. As a result, a lost opportunity with a given customer may not again become a new opportunity for several years.

        Our international sales expose us to material risks. Revenues from foreign export sales represented approximately 51% of our revenue in 2001. We expect revenues from foreign export sales to continue to represent a significant portion of total revenue. There are risks inherent in doing business internationally, including:

  •
  currency exchange rate fluctuations, as many of our sales originating with our German and Japanese subsidiaries are stated in foreign currencies, which may affect the value of profits earned on international sales when converted to dollars;

  •
  imposition of government controls;

  •
  export license requirements;

  •
  restrictions on the export of critical technology or other trade restrictions;

  •
  political and economic stability;

  •
  ineffective copyright and trade secret protections under foreign law;

  •
  changes in regulatory practices, tariffs and taxes;

  •
  difficulties in staffing and managing international operations;

  •
  longer accounts receivable payment cycles; and

  •
  burdens of complying with a wide variety of foreign laws and regulations.

        We have acquired and may continue to acquire other companies and may be unable to integrate successfully such companies with our operations. We acquired AES in 2001 and during 1998 and 1999, we acquired five other businesses. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

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

        We may not be able to develop new products to satisfy changes in demand. Our operating results will depend in part on our ability to develop and introduce new and enhanced products on a timely basis. Successful product development and introduction depends on numerous factors, including our ability to anticipate customer requirements, changes in technology, our ability to differentiate our products from those of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely or cost-effective manner or to develop and introduce products that satisfy customer requirements. Our products also may not achieve market acceptance or correctly anticipate technological changes.

        The timing of orders can impact our quarterly results and the price of our common stock. We derive most of our revenue from selling software products and services to high end users of the product design markets. Our revenue growth and our ability to match spending levels with revenue growth rates will directly affect our future operating results. Historically, a significant portion of our revenue has been generated from shipments in the last month of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. Accordingly, we may experience fluctuations in our future operating results on a quarterly or annual basis which, in turn, could adversely affect the price of our common stock.

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

        Strong competition in the software and the reseller industries may affect prices, which could reduce margins and adversely affect our operating results and financial position. The simulation software and reseller industries are highly competitive. One or both of the industries may experience pricing and margin pressure which could adversely affect our operating results and financial position. Some of our current and possible future competitors have greater financial, technical, marketing and other resources than we do, and some have well-established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

        We must adapt to the rapidly changing business environment brought on by the widespread use of the internet. We have begun to integrate the use of the Internet in many parts of our business, including creating the Engineering-e.com division to act as an Application Service Provider of our software over the Internet, as well as to provide our customers access to our Simulation Center and Engineering Exchange. There are still many uncertainties regarding many facets of the internet, including reliability, security, access, tax, government regulation and cost. If we fail to adapt to the latest changes in the internet or if the growth of the internet does not develop at the pace we expect, our operating results could be adversely affected.

        Our customers may cancel or delay their purchases of our products, which could adversely affect our business. Our products may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often discretionary and, therefore, are cancelled or delayed if the customer experiences a downturn in its business or prospects or as a result of economic conditions in general. Any cancellation or delay could adversely affect our results of operations.

        We face potential disruption from natural hazards. Our corporate headquarters is located near a major earthquake fault. The impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Safety precautions have been implemented, however, there is no guarantee that an earthquake would not seriously disturb our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake.

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

        Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, would at a minimum be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms, or at all.

        The Federal Trade Commission (the "FTC") has issued an administrative challenge to our acquisitions of Universal Analytics, Inc. ("UAI") and Computerized Structural Analysis & Research Corp. ("CSAR"). The FTC asserts that the acquisitions of UAI and CSAR substantially lessened competition and tended to create a monopoly in the Nastran market. The commencement of an administrative proceeding by the FTC is not a finding or ruling that we have engaged in any improper conduct but instead reflects the FTC's view that there is sufficient reason to believe that a substantial lessening of competition may have occurred to warrant further proceeding before an administrative law judge. Relief being sought by the FTC may include, but is not limited to, requiring us to release the code underlying the Nastran software product to our competitors. The ultimate outcome of this challenge could harm our business.

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
  the commencement of litigation;

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

        In addition to the above provisions, in 1998 we adopted a shareholder rights plan. This plan entitles the stockholders, if an entity acquires more than 20% of our stock or in the event of a transaction commonly known as the "squeeze-out merger," to purchase either our common stock or the common stock of the merged entity at one-half of such stock's market value. We may redeem the rights at a nominal value until ten days after the announcement of the acquisition of such a 20% interest and under certain other circumstances.

ITEM 2. PROPERTIES

        All of our offices are leased under agreements expiring at various times over the next one to 12 years. In 2001, we relocated our corporate headquarters in Los Angeles and the Costa Mesa office to new office space in Santa Ana, California. We believe that this move provided enhanced productivity by having key personnel in one facility. The new facility includes 203,511 square feet under a lease expiring in 2013. We also lease other offices throughout the United States and internationally. See Note 15—Commitments and Contingencies in Notes to Consolidated Financial Statements of this report for additional information regarding our lease obligations.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in various pending or threatened litigation matters arising out of the normal conduct of our business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

        In October 2001, the Federal Trade Commission (the "FTC") issued an administrative challenge to our 1999 acquisitions of UAI and CSAR. The complaint alleges that these acquisitions substantially lessened competition and tended to create a monopoly in the Nastran market. The commencement of an administrative proceeding by the FTC is not a finding or ruling that we have engaged in any improper conduct but instead reflects the FTC's view that there is sufficient reason to believe that a substantial lessening of competition may have occurred to warrant further proceeding before an administrative law judge.

        Relief being sought by the FTC may include, but is not limited to, requiring us to release the code underlying the Nastran software product to our competitors. The challenge is currently in the discovery phase. We believe that the challenge is without merit and will vigorously defend ourselves in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders during the last quarter of our fiscal year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "MNS". The following table sets forth the high, low, average and closing prices, as reported on the NYSE composite trading system, for the periods shown:

	Sales Prices
	High	Low	Average	Close
Calendar Year 2001:
Fourth Quarter	$16.53	$9.30	$13.88	$15.60
Third Quarter	$22.95	$12.87	$18.67	$16.10
Second Quarter	$20.60	$9.62	$15.88	$18.75
First Quarter	$10.57	$7.74	$9.58	$10.25
Calendar Year 2000:
Fourth Quarter	$10.75	$6.50	$8.44	$7.85
Third Quarter	$12.20	$9.00	$10.30	$10.60
Second Quarter	$11.75	$8.31	$9.54	$9.31
First Quarter	$14.25	$7.50	$10.43	$11.81

        As of March 1, 2002, there were 338 record holders of our common stock. We eliminated our dividend in September 1996 and do not anticipate paying a dividend in the foreseeable future. In addition, our loan agreement with our principal bank imposes restrictions on the payment of cash dividends or payments on account of or in redemption, retirement or purchase of common stock or other distributions.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 is derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.

	As of and for the Years Ended December 31,
	2001	2000	1999	1998	1997
			(1)	(2)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue	$236,097,000	$178,024,000	$149,235,000	$125,397,000	$132,804,000
Operating Income (Loss)	$20,394,000	$23,141,000	$2,636,000	$(10,041,000)	$18,963,000
Net Income (Loss)	$10,271,000	$11,133,000	$5,097,000	$(12,979,000)	$9,887,000
Basic Earnings (Loss)
Per Share	$0.50	$0.79	$0.37	$(0.95)	$0.73
Diluted Earnings (Loss)
Per Share	$0.47	$0.76	$0.37	$(0.95)	$0.73
CONSOLIDATED BALANCE SHEET DATA:
Cash and Cash Equivalents	$86,056,000	$28,806,000	$21,735,000	$10,822,000	$10,846,000
Working Capital	$89,169,000	$17,355,000	$10,755,000	$23,524,000	$39,053,000
Total Assets	$433,655,000	$208,654,000	$187,220,000	$140,617,000	$129,053,000
Long-Term Debt:
Note Payable, Less
Current Portion	$24,178,000	$—	$4,533,000	$—	$—
Convertible Subordinated
Debentures, Net	$—	$58,345,000	$58,287,000	$56,574,000	$56,574,000
Subordinated Notes
Payable, Less Current Portion	$9,185,000	$8,874,000	$11,804,000	$—	$—
Total Shareholders' Equity	$276,972,000	$39,982,000	$24,806,000	$17,687,000	$28,145,000

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this report.

OVERVIEW

        We are a leader in providing high-end engineering analysis technology. We develop and market mechanical computer-aided engineering, or CAE, software for use principally by engineers and designers in industry, research laboratories and universities. Our CAE solutions allow our customer's "design-to-manufacture" team greater freedom to innovate design concepts, optimize complex solutions and exploit materials as a design variable. We also are an information systems reseller and integrator, addressing the needs of small and medium size product development and manufacturing companies.

        In addition to our high-end engineering analysis technology, we have packaged our technology in lower-priced offerings for multi-disciplinary engineers that perform simulation on occasion and for design engineers who need to verify design concepts.

RECENT DEVELOPMENTS

        On March 15, 2002, we entered into a definitive agreement to acquire Mechanical Dynamics, Inc ("MDI"). MDI is a publicly traded company that develops, markets and supports virtual prototyping solutions. We intend to acquire all of the issued and outstanding common shares of MDI in a cash tender offer of $18.85 per share. The aggregate value of the consideration paid will be approximately $130,000,000, a portion of which will be funded by new debt. The acquisition has been approved by our board of directors as well as MDI's board of directors, but is subject to certain other conditions, including governmental approvals. If we are successful in completing our tender offer and obtaining government approvals, we expect to close this acquisition by the end of the second quarter of 2002. We plan to account for the acquisition under the purchase method and allocate the purchase price to the assets and liabilities of MDI based on fair values which may include amounts assigned to amortizable intangible assets and non-amortizable goodwill and indefinite lived intangible assets. In addition, we may have in-process research and development that have no alternative future uses which could result in a charge to our results of operations.

RECENT ACQUISITIONS

        During 2001, we acquired Advanced Enterprise Solutions, Inc. ("AES"). During 1999, MSC acquired the following companies: MARC Analysis Research Corporation ("MARC"); Universal Analytics Inc. ("UAI"); and Computerized Structural Analysis and Research Corporation ("CSAR").

        Advanced Enterprise Solutions, Inc.—On July 20, 2001, we completed the acquisition of Advanced Enterprise Solutions, Inc. AES is a systems and software integrator and the largest IBM Product Lifecycle Management business partner in the Americas, selling Dassault Systemes' Product Lifecycle Management, software portfolio comprised of CATIA, ENOVIA, DELMIA and Smart Solutions.

        To accomplish the acquisition of AES, we entered into a Stock Purchase Agreement with Dassault Systemes of America Corp. ("DSA"), pursuant to which we purchased from DSA all of the shares of AES held by DSA. We issued to DSA 1,763,400 shares of our common stock. We also entered into an Agreement and Plan of Merger with AES pursuant to which AES was merged with our wholly owned subsidiary, which resulted in AES becoming our wholly owned subsidiary. In this transaction, the stockholders of AES, other than DSA, received:

  •
  $20,000,000 in cash;
  •
  promissory notes in the aggregate principal amount of $20,000,000; and
  •
  3,517,700 shares of our common stock.

        We also assumed outstanding options to acquire AES common stock, which were converted into fully vested options, with time based exercise restrictions, to acquire 718,898 shares of our common stock.

        The 5,281,100 shares of common stock issued as part of the transaction were valued at $80,695,000 based upon the fair value of our common stock immediately prior and subsequent to May 2, 2001, the date of the signing and announcement of the definitive acquisition agreement. The options were valued at approximately $10,927,000 based on a calculation using the Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 53%; a risk free rate of 5%; and an expected life of 5 years.

        The promissory notes were recorded at their estimated fair value at time of issuance, net of a discount of $411,000. The promissory notes bear interest at 7% with interest payments due semi-annually in January and July. The entire principal amount of the notes of $20,000,000 is due in July 2003.

        The acquisition of AES has been accounted for as a purchase, and accordingly, the results of operations of AES since July 1, 2001 (the designated effective date when control of AES was passed to us) are included in our consolidated statement of income. An independent valuation of the intangible assets acquired was performed in 2001. The excess of the aggregate purchase price over the fair market value of the net assets acquired was approximately $119,929,000. Pursuant to SFAS 142, goodwill and indefinite lived intangibles will not be amortized, but will be evaluated for any indicators of impairment. See the section below entitled "Impact of Recently Issued Accounting Standards."

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

ASSET IMPAIRMENT AND RESTRUCTURING

        We have consistently followed the policy of capitalizing software development costs related to product development in accordance with the guidelines established under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project. These capitalized software development costs are subject to an ongoing quarterly assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Amortization of software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding three years or the sales ratio method that is based on expected unit sales and the estimated life of the product. Unamortized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

        Accordingly, during the second quarter of 1999, we recognized non-cash pre-tax charges of $1,500,000 related to the write-off of the net book value of certain previously capitalized software development costs and to provide for the remaining payments due. These costs were deemed impaired because they represented duplicate technologies from those acquired in the MARC acquisition.

        In the third quarter of 2001, we recorded total restructuring charges of $2,457,000. Of this amount, we recorded $563,000 of additional acquisition costs related to the integration of AES. The costs relating to the consolidation of AES office facilities were included in the purchase price allocation, resulting in additional goodwill. The remaining $1,894,000 was recorded as a charge to income in 2001. These additional restructuring charges related to the impairment of an asset caused by the terms of the AES acquisition and the consolidation of existing office facilities.

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

        Following is the activity in the restructuring reserve:

	Years Ended December 31,
	2001	2000	1999
Balance at Beginning of Period	$1,340,000	$2,875,000	$695,000
Charges to Expense	1,894,000	—	5,897,000
Reversal of Restructuring Charges	—	—	(400,000)
Acquisition Costs Capitalized	563,000	—	2,730,000
Amounts Paid or Realized	(2,393,000)	(1,535,000)	(6,047,000)

Balance at End of Period	$1,404,000	$1,340,000	$2,875,000

RESULTS OF OPERATIONS

        The following table sets forth items included in the consolidated statements of income data as percentages of total revenue.

	Years Ended December 31,
	2001	2000	1999
REVENUE:
Software	63.7%	72.9%	76.5%
Services	25.1%	27.1%	23.5%
Systems	11.2%	—%	—%

Total Revenue	100.0%	100.0%	100.0%

COST OF REVENUE:
Software	11.1%	12.7%	12.8%
Services	14.1%	12.5%	12.8%
Systems	9.4%	—%	—%

Total Cost of Revenue	34.6%	25.2%	25.6%

GROSS PROFIT	65.4%	74.8%	74.4%

OPERATING EXPENSE:
Research and Development	9.3%	9.4%	13.1%
Selling, General and Administrative	42.1%	46.2%	48.3%
Amortization of Goodwill and Other Intangibles	4.6%	6.2%	4.8%
Restructuring and Other Impairment Charges	0.8%	—%	3.7%
Write-Off of Acquired In-Process Technology	—%	—%	2.7%

Total Operating Expense	56.8%	61.8%	72.6%

OPERATING INCOME	8.6%	13.0%	1.8%

OTHER EXPENSE (INCOME):
Interest Expense	2.2%	3.8%	3.9%
Gain on Sale of Investment	—%	—%	(7.2%)
Other Income, Net	(0.7%)	(0.1%)	(1.0%)

Total Other Expense (Income), Net	1.5%	3.7%	(4.3%)

INCOME BEFORE PROVISION FOR INCOME TAXES	7.1%	9.3%	6.1%
Provision for Income Taxes	2.7%	3.0%	2.7%

NET INCOME	4.4%	6.3%	3.4%

2001 Compared to 2000

        Net Income—Consolidated net income was $10,271,000, or $0.47 per diluted share, in 2001 compared to $11,133,000, or $0.76 per diluted share, in 2000.

        Revenue—We reported revenue of $236,097,000 in 2001 compared to $178,024,000 in 2000, an increase of $58,073,000, or 33%.

        Software Revenue—Software revenue was $150,342,000 for 2001 compared to $129,746,000 for the prior year, an increase of $20,596,000, or 16%. The increase was primarily attributable to an increase in paid-up licenses. Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a long-term license for the use of the software.

        Services Revenue—Services revenue was $59,224,000 for 2001 compared to $48,278,000 for the prior year, an increase of $10,946,000, or 23%. Services revenue includes maintenance, support, consulting and training services. Consulting and training services range from installation and basic consulting to software modification and customization to meet specific customer needs and training. Software support revenue was $34,497,000, or 58% of total services revenue, for 2001 compared to $31,621,000, or 65% of total services revenue, for 2000, an increase of $2,876,000, or 9%. Revenue from consulting and training services was $24,727,000, or 42% of total services revenue, for 2001 compared to $16,657,000, or 35% of total services revenue, for 2000, an increase of $8,070,000, or 48%.

        Systems Revenue—Systems revenue includes the resale and integration of computer hardware and operating systems and was $26,531,000 for 2001. Systems revenue generated from the newly acquired AES was approximately 80% of total systems revenue for 2001, with the remaining 20% primarily attributable to high performance computing (Linux).

        The following table shows revenue by geographic region and the related growth rates between 2000 and 2001:

	Years Ended December 31,		Revenue Growth		% of Total Revenue
	2001	2000	$	%	2001	2000
Revenue:
The Americas	$116,169,000	$76,423,000	$39,746,000	52%	49%	43%
Europe	63,380,000	52,469,000	10,911,000	21%	27%	29%
Asia-Pacific	56,548,000	49,132,000	7,416,000	15%	24%	28%

Total Revenue	$236,097,000	$178,024,000	$58,073,000	33%	100%	100%

        The increase in revenue for the Americas was primarily due to the acquisition of AES in July 2001. The operations of AES were entirely in the United States. The remaining increase in the Americas revenue as well as the increase for the other geographic regions was due primarily to increases in paid-up software licenses and software support and consulting services. The Americas reported increases of $12,089,000 in software revenue and increases of $5,487,000 in services revenue, which included an increase of $4,250,000 from consulting services. Asia-Pacific reported increases of $3,157,000 in software revenue and increases of $2,924,000 in services revenue, which included an increase of $715,000 from consulting services. Europe reported increases of $5,350,000 in software revenue and increases of $2,535,000 in services revenue, which included an increase of $1,505,000 from consulting services. Systems revenues in 2001 totaled $22,170,000, $1,335,000 and $3,026,000 for the Americas, Asia-Pacific and Europe, respectively.

        Revenue growth in 2001 was also impacted from unfavorable foreign currency translation rates for the Euro and the Japanese Yen. Revenue in the current year would have been approximately $244,000,000 if translated using the prior year's foreign currency translation rates. Revenue in local currencies increased 30% and 24% in Asia-Pacific and Europe, respectively. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

        Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue.

        Our future profitability and rate of growth, if any, will be directly affected by increased price competition and an increasingly higher revenue base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenues and operating results would be adversely affected.

        Cost of Revenue—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Total cost of revenue was $81,610,000, or 35% of total revenue, compared to $44,853,000, or 25% of total revenue, for the prior year.

        Cost of Revenue—Software—Cost of revenue—software was $26,193,000, or 17% of software revenue, for 2001 compared to $22,648,000, or 17% of software revenue, for the prior year. These amounts include software amortization of $11,360,000 and $11,317,000 for 2001 and 2000, respectively.

        Cost of Revenue—Services—Cost of revenue—services was $33,292,000, or 56% of services revenue, for 2001 compared to $22,205,000, or 46% of services revenue, for the prior year. The increase in cost of revenue—services, as a percentage of service revenue, was primarily due to an increase in consulting and training revenue, which typically have lower margins than software support revenue.

        Cost of Revenue—Systems—Cost of revenue—systems was $22,125,000, or 83% of systems revenue, for 2001. The Company anticipates that cost of revenue—systems, as a percentage of systems revenue, will continue to approximate 80%.

        Gross Profit—Gross profit, which is total revenue less cost of revenue, was $154,487,000, or 65% of total revenue, for 2001, compared to $133,171,000, or 75% of total revenue, for 2000, an increase of $21,316,000, or 16%. The decrease in gross profit as a percentage of revenue was primarily due to the lower margins on systems revenue as compared with software and services as described above.

        Operating Expense—Operating expense was $134,093,000 for 2001 compared to $110,030,000 for the prior year, an increase of $24,063,000, or 22%. As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in the current year would have been approximately $6,600,000 higher if translated using the prior year's foreign currency translation rates.

        Research and Development—In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2001 was $22,068,000 compared to $16,656,000 for 2000, an increase of $5,412,000, or 32%. The total gross investment in research and development activities for 2001 was $35,820,000, or 17% of total software and services revenue, compared to $30,311,000, or 17% of total software and services revenue, for the prior year. The increase in total gross research and development expense was due to additional projects in process in 2001 as compared to the prior year. Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. Capitalized software development costs were $13,752,000 for 2001 compared to $13,655,000 for the prior year, an increase of $97,000, or 1%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

        Selling, General and Administrative—Selling, general and administrative expense was $99,253,000, or 42% of total revenue, for 2001 compared to $82,325,000, or 46% of total revenue, for 2000, an increase of $16,928,000, or 21%. Selling, general and administrative expenses in 2001 were impacted by the acquisition of AES and the relocation of our corporate headquarters during 2001 to Santa Ana, California and Munich, Germany. The decrease in expense as a percentage of revenue can be attributed to economies of scale from higher revenue volumes.

        Restructuring Charges—Restructuring charges were $1,894,000, or 1% of total revenue, for 2001. We recorded $2,457,000 of gross restructuring charges in the third quarter of 2001. Of these charges, $563,000 was included in the cost of acquisition of AES and $1,894,000 was recorded as a charge to income. These restructuring charges consist of $1,807,000 of charges related to the consolidation of office facilities and $650,000 to asset write-downs.

        Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $10,878,000 for 2001 compared to $11,049,000 for 2000. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142 in 2002, we will cease to amortize approximately $52,000,000 of goodwill acquired prior to July 1, 2001. We recorded $5,810,000 of amortization on these amounts during 2001. In accordance with SFAS 142, the goodwill resulting from the AES acquisition of $119,929,000 is not being amortized. Additionally, certain other intangible assets will be classified as "indefinite lived intangibles" and will no longer be amortized beginning on January 1, 2002. Pursuant to SFAS No. 142, we will test goodwill for impairment upon adoption and, if impairment is indicated, record an impairment loss as a cumulative effect of change in accounting principle. We are currently evaluating the effect that the adoption may have on our consolidated results of operation and financial position. Our evaluation may result in an impairment under this new method of evaluating goodwill. See the section below entitled "Impact of Recently Issued Accounting Standards".

        Operating Income—Operating income was $20,394,000 for 2001 compared to $23,141,000 for 2000.

        Total Other Expense—Total other expense was $3,535,000 for 2001 compared to $6,573,000 for 2000, a decrease of $3,038,000, or 46%.

        Interest Expense—Interest expense was $5,239,000 for 2001 compared to $6,679,000 for the prior year, a decrease of $1,440,000, or 22%. The reduction in interest expense is primarily due to the conversion and redemption of our convertible subordinated debentures in the third quarter of 2001 and lower outstanding balances on our bank term loan in 2001 as compared to the prior year. These decreases were partially offset by the interest expense on our new notes payable in connection with the acquisition of AES.

        Other Income—Other income was $1,704,000 for 2001 compared to $106,000 for 2000. Other income includes interest income, gains and losses on property and equipment, currency translation gains and losses, and other non-operating income or expense. The increase in 2001 was primarily the result of an increase in interest income of $590,000 from higher cash balances during 2001 and a decrease in currency translation expense of $717,000.

        Provision for Income Taxes—The effective income tax rate in 2001 was 39% as compared with 33% in 2000. The tax provision in 2000 was benefited by a net reduction in our valuation allowance of approximately $2,256,000 due to the reversal of $3,410,000 related to certain foreign deferred taxes, offset by an increase in the valuation allowance on undistributed earnings of foreign subsidiaries.

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

        Software Revenue—Software revenue was $129,746,000 for 2000 compared to $114,227,000 for the prior year, an increase of $15,519,000, or 14%. The increase in software revenue was primarily attributable to our acquisitions of MARC, UAI and CSAR.

        Services Revenue—Services revenue was $48,278,000 for 2000 compared to $35,008,000 for the prior year, an increase of $13,270,000, or 38%. Software support revenue was $31,621,000, or 65% of total services revenue, for 2000 compared to $20,036,000, or 57% of total services revenue, for 1999, an increase of $11,585,000, or 58%. Revenue from consulting and training services was $16,657,000, or 35% of total services revenue, for 2000 compared to $14,972,000, or 43% of total services revenue, for 1999, an increase of $1,685,000, or 11%.

        The following table shows revenue by geographic region and the related growth rates between 2000 and 1999:

	Years Ended December 31,		Revenue Growth		% of Total Revenue
	2000	1999	$	%	2000	1999
Revenue:
The Americas	$76,423,000	$68,092,000	$8,331,000	12%	43%	45%
Europe	52,469,000	45,672,000	6,797,000	15%	29%	31%
Asia-Pacific	49,132,000	35,471,000	13,661,000	39%	28%	24%

Total Revenue	$178,024,000	$149,235,000	$28,789,000	19%	100%	100%

        The increase in reported revenues for all regions was due primarily to increases from core business revenue. Europe and Asia-Pacific also had increases from the acquisitions of MARC, UAI and CSAR, which accounted for revenue increases in Asia-Pacific of $7,796,000 and in Europe of $2,834,000. Revenue growth in 2000 was also impacted by unfavorable foreign currency translation rates for the Euro and favorable foreign currency translation rates for the Japanese Yen. Revenue in the current year would have been approximately $184,000,000 if translated using the prior year's foreign currency translation rates.

        Cost of Revenue—Total cost of revenue was $44,853,000, or 25% of total revenue, compared to $38,261,000, or 26% of total revenue, for the prior year.

        Cost of Revenue—Software—Cost of revenue—software was $22,648,000, or 17% of software revenue, for 2000 compared to $19,171,000, or 17% of software revenue, for the prior year. Software amortization included in cost of revenue—software was $11,317,000 and $8,816,000 during 2000 and 1999, respectively. Cost of revenue for 1999 also included a software impairment charge of $1,500,000.

        Cost of Revenue—Services—Cost of revenue—services was $22,205,000, or 46% of services revenue, for 2000 compared to $19,090,000, or 55% of services revenue, for the prior year. The decrease in cost of revenue—services as a percentage of services revenue was the result of higher revenues and efficiencies from new call center technologies that allowed for more efficient customer service.

        Gross Profit—Gross profit was $133,171,000, or 75% of total revenue, for 2000, an increase of $22,197,000 as compared to a gross profit of $110,974,000, or 74% of total revenue, for 1999. This percent increase was due to the percent decreases in cost of revenue—services.

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

        As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in 2000 would have been approximately $3,000,000 higher if translated using the foreign currency translation rates from 1999.

        Research and Development—Research and development expense for 2000 was $16,656,000 compared to $19,511,000 for 1999, a decrease of $2,855,000, or 15%. The decrease was due to a $2,545,000 increase in the total gross investment in research and development activities, which was more than offset by an increase of $5,400,000 in the amount of research and development expenditures capitalized under SFAS No. 86.

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

        Interest Expense—Interest expense was $6,679,000 for 2000 compared to $5,788,000 for the prior year, an increase of $891,000, or 15%. The increase in interest expense was attributable to increased debt levels as a result of acquisitions. Interest expense reflects the interest on the convertible subordinated debentures issued as part of the acquisitions of PDA Engineering in 1994 and MARC in June 1999, as well as interest on the subordinated notes payable issued as part of the acquisition of MARC and interest on the note payable taken out as part of the CSAR acquisition in November 1999. For financial statement purposes, the convertible subordinated debentures and subordinated notes payable were issued with a discount. Such discount is amortized over the terms of the convertible subordinated debentures and subordinated notes payable and treated as additional interest expense. As a result, reported interest will be higher than the cash amount of interest currently paid to the holders of the convertible subordinated debentures and subordinated notes payable.

        Other Expense (Income)—Other expense (income) was income of $106,000 for 2000 compared to income of $1,414,000 for 1999. The change is attributable to foreign exchange adjustments in 1999.

        Provision for Income Taxes—The effective tax rates in 2000 and 1999 were 33% and 44%, respectively. The tax provision in 2000 was benefited by a net reduction in our valuation allowance of approximately $2,256,000 due to the reversal of $3,410,000 related to certain foreign deferred taxes, offset by an increase in the valuation allowance on undistributed earnings of foreign subsidiaries. Refer to Note 12—Taxes Based on Income in Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

        We have identified the following as critical accounting policies to our company: revenue recognition, allowance for doubtful accounts and litigation, capitalized software costs and valuation of long-lived and intangible assets and goodwill.

        Revenue Recognition on Software and Related Service—We provide a variety of licensing alternatives for the use of our software products. Our software products have been primarily offered on an annual non-cancelable, pre-paid license basis. An annual non-cancelable, pre-paid license is set at a fixed rate for the period and provides for payment in advance of use. In recent years, demand has also increased for paid-up licenses for software products. A paid-up license provides significant revenue at the original time of sale of the product, with smaller payments for maintenance following the time of sale.

        We apply Statement of Position 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions", to all transactions involving the sale of software products.

        Revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement. Revenue from the sale of paid-up licenses is recognized when we receive persuasive evidence of an arrangement (generally a contract or purchase order), the software has been delivered to the customer, the price charged the customer is fixed or determinable at fair value, and collection is probable. For multiple element arrangements when the specific objective evidence does not exist for one or more of the undelivered elements of the arrangement, but does exist for one or more of the delivered elements in the arrangement, we recognized revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the undelivered elements such as maintenance, and recognized the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Maintenance and support revenue is deferred and recognized ratably over the service period.

        Revenue to be recognized from software arrangements is driven to a large extent by the nature of our contractual commitments to customers. If those commitments change in the future such that we are required to provide services that are essential to the functionality of the software purchased by us or we commit to future deliverables for which specific objective evidence of fair value does not exist, the timing of when we will be able to recognize revenue will be delayed. In addition, significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments.

        Allowance for Doubtful Accounts and Litigation—The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectibility of our accounts receivable. Management analyzes specific customer accounts, historical bad debt, trends, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates. The allowance for doubtful accounts was $2,548,000 at December 31, 2001.

        We do not currently maintain a reserve for any potential liability related to litigation. Management estimates a range of liability related to pending litigation based on claims for which our management can estimate the amount and range of loss. We record the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on litigation, management maybe unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

        Capitalized Software Costs—The Company capitalizes software developed for sale or lease in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to customers. Capitalized software development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. The Company has $25,952,000 of capitalized software as of December 31, 2001, net of accumulated amortization of $83,149,000. Capitalized software amortization expense is included in cost of license revenue. The amortization period for the software costs capitalized is the economic life of the related products, typically two to three years.

        Valuation of Long-Lived and Intangible Assets and Goodwill—We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  significant decline in our stock price for a sustained period; and

  •
  our market capitalization relative to net book value.

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected undiscounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $235,655,000 as of December 31, 2001. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $52,000,000 of goodwill acquired prior to July 1, 2001. We recorded $5,810,000 of amortization on these amounts during 2001. Additionally, certain other intangible assets will be classified as "indefinite lived intangibles" and will no longer be amortized beginning on January 1, 2002. In lieu of amortization, we will be required to perform an impairment review of its goodwill and indefinite lived intangible balance upon the initial adoption of SFAS No. 142.

        We are currently evaluating the effect that the adoption may have on our consolidated results of operation and financial position. Our evaluation may result in an impairment under this new method of evaluating goodwill.

WE DISCLOSE PRO FORMA FINANCIAL INFORMATION

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include unusual or non-recurring events or transactions or amortization of goodwill. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on

Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

COMPANY TRENDS

        During the past three years, we have engaged in a number of key strategic activities to expand our market opportunities. These activities include the completion of four acquisitions to broaden the technology scope of our core simulation software products, expand into information systems reselling and integration, and establish a focused professional services group. The professional services group includes traditional engineering consulting activities as well as extreme performance computing services, with special technical expertise in the use of Linux and other related operating systems. As an Application Service Provider, we are utilizing the Internet and web-centric engineering software tools to broaden our customer base and expand our total available market.

LIQUIDITY AND CAPITAL RESOURCES

        In the past, working capital needed to finance our operations has been provided by cash on hand and from cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $32,810,000 and $34,580,000 for the years ended December 31, 2001 and 2000, respectively. Our working capital (current assets minus current liabilities) at December 31, 2001 was $89,169,000 compared to $17,355,000 at December 31, 2000, an increase of $71,814,000.

        In August 1999, we entered into a Loan and Security Agreement ("Loan Agreement") with a bank (the "Bank"). This credit facility includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. The term of the revolving portion of the Loan Agreement expires on October 30, 2002. As of December 31, 2001, there was no balance outstanding on the line of credit and there were no borrowings from the line of credit during 2001 or 2000. In 1999, we borrowed $8,000,000 in connection with the acquisition of CSAR. The term of the loan is 30 months and requires monthly principal payments of $267,000. As of December 31, 2001, the balance on the loan was $1,333,000. All borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points. Borrowings under the Loan Agreement are secured by nearly all of our goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of December 31, 2001, we were in compliance with all covenants.

        In 1994, we issued $56,608,000 of convertible subordinated debentures in connection with an acquisition. An additional $2,000,000 principal amount of convertible subordinated debentures was issued, at a discount, in 1999 in connection with the MARC acquisition. The debentures bore interest at 7 7/8% with interest payments due semi-annually on March 15 and September 15. The conversion feature permitted the holder to convert the debentures into shares of our common stock at a conversion price of $15.15 per share. The debentures were to mature August 18, 2004, but were redeemable at our option at any time after August 18, 1997 upon payment of a premium. On July 31, 2001, we gave notice to the holders of our convertible subordinated debentures of our intent to redeem all such debentures. The holders continued to have the right to convert the debentures into shares of our common stock at $15.15 per share until August 31, 2001. Holders converted $57,515,000 principal of the debentures into 3,796,320 shares of common stock and the remaining debentures were redeemed for $1,041,000 (or 100.89% of the principal balance) plus accrued interest. Holders who elected to convert forfeited their rights to receive accrued interest that would otherwise be paid on the redemption date. The forfeited interest of approximately $2,059,000 was recorded as expense and such accrued and unpaid interest, net of the tax effect of $858,000, was credited to common stock as part of the conversions.

        In 1999, we also issued subordinated notes payable in connection with the MARC acquisition in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The estimated interest payment to be paid in January 2002 is $445,000. The entire principal balance as of December 31, 2001 of $11,000,000 is due by June 2009.

        In July 2001, we used $5,767,000 of cash in connection with the acquisition of AES. In addition, we issued notes payable to the former shareholders of AES in the aggregate principal amount of $20,000,000. The notes bear interest at 7% with interest only payments due semi-annually in January and July. The estimated interest payment to be paid in January 2002 is $700,000. The entire principal balance as of December 30, 2001 of $20,000,000 is due in July 2003. We also assumed a note payable to Dassault Systemes of America Corporation ("DSA") as part of the acquisition of AES. The note bears interest at 3.2%. We will repay the principal balance of the loan from commissions earned by selling DSA products. Any remaining unpaid principal balance will be due in June 2003. The outstanding principal of the DSA note payable at December 31, 2001 was $4,990,000.

        We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During 2001 and 2000, we expended a total of $35,820,000 and $30,311,000, respectively, on development efforts, of which $13,752,000 and $13,655,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

        During 2001 and 2000, we acquired $22,833,000 and $10,829,000, respectively, of new property and equipment. The increase in 2001 was primarily due to costs associated with the relocation of our Corporate Headquarters to a new facility in Santa Ana, California. Capital expenditures also included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. Our capital expenditures vary from year to year, as required by business needs. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products.

        On August 1, 2001, we completed the sale of 4,025,000 shares of our common stock in a public offering. The net proceeds to us, after the underwriter discount and estimated expenses, were approximately $67,356,000. We also received cash in the aggregate amount of $10,415,000 from the exercise of common stock options and warrants during 2001.

        We do not plan to pay dividends in the foreseeable future. In addition, our Loan Agreement with our principal bank contains restrictions on the payment of dividends.

        In March 2002, we entered into an agreement to acquire MDI. The acquisition is expected to close in the second quarter of 2002 and the aggregate consideration to be paid will approximate $130,000,000 in cash. We intend to fund this acquisition with current cash balances as well as a with new debt of at least $60,000,000.

        The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	As of December 31, 2001
	Total	Less Than 1 Year	1-3 Years	After 3 Years
Contractual Obligations:
Note Payable	$1,333,000	$1,333,000	$—	$—
Subordinated Notes Payable	11,000,000	—	—	11,000,000
Notes Payable to Shareholders	24,990,000	—	24,990,000	—
Operating Lease Obligations	57,172,000	7,437,000	12,447,000	37,288,000

Total Contractual Cash Obligations	$94,495,000	$8,770,000	$37,437,000	$48,288,000

EURO CONVERSION

        On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro currency, adopting the Euro as their common legal currency on that date. The legacy currencies remained legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002. During this transition period, public and private parties paid for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis whereby recipients accepted Euros or the legacy currency as offered by the payer. Beginning January 1, 2002, the participating countries issued new Euro-denominated bills and coins and will replace the legacy currencies as legal tender in cash transactions by July 1, 2002.

        We have implemented an upgrade to our management information system, which includes the ability to simultaneously record transactions in Euros, perform the prescribed currency conversion computations and convert legacy currency amounts to Euro. As a result, the impact of the conversion on currency risk and taxable income has not been significant.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.

        Upon adoption of SFAS No. 142, we will cease to amortize approximately $52,000,000 of goodwill acquired prior to July 1, 2001, we recorded $5,810,000 of amortization on these amounts during 2001. Additionally, certain other intangible assets will be classified as "indefinite lived intangibles" and will no longer be amortized beginning on January 1, 2002. In lieu of amortization, we will be required to perform an impairment review of its goodwill and indefinite lived intangible balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

  •
  Step 1—we will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, we will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

  •
  Step 2—we will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. We will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

        We expect to complete the initial review during the first quarter of 2002. We are currently evaluating the effect that the adoption may have on our consolidated results of operation and financial position. Our evaluation may result in an impairment under this new method of evaluating goodwill.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

        In September 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products", which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 "Accounting for `Points' and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future". We are currently assessing the impact of the adoption of these issues on our financial statements or results of operations

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of foreign currency fluctuations and interest rate changes.

        Foreign Currency Risk—International revenues are 51% of our total revenues. International sales are made mostly from our two foreign sales subsidiaries in Germany and Japan and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

        Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

        Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in 2001 was not significant.

        Interest Rate Risk—Our exposure to market rate risks for changes in interest rates relates to any borrowings under our line of credit. Refer to Note 4—Financial Instruments in Notes to Consolidated Financial Statements.

        We have not used derivative financial instruments in our investment portfolio. We invest our excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

        Investment Risk—We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during 2001.

        The following table is a summary of investments:

	December 31,
	2001		2000
	Fair Market Value	Rate of Return	Fair Market Value	Rate of Return
Equity Securities	$3,484,000	—	$1,853,000	—

	$3,484,000		$1,853,000

        Because of the factors stated throughout this document, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MSC.SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS
Current Assets:
Cash and Cash Equivalents	$86,056,000	$28,806,000
Investments	3,484,000	1,853,000
Trade Accounts Receivable, Net of Allowance of $2,548,000 and $4,355,000	82,276,000	45,950,000
Deferred Tax Assets	13,875,000	16,172,000
Other Current Assets	12,309,000	9,683,000

Total Current Assets	198,000,000	102,464,000
Property and Equipment, Net	31,209,000	15,040,000
Capitalized Software Costs, Net	25,952,000	23,704,000
Goodwill, Net	149,490,000	34,376,000
Other Intangible Assets, Net	23,865,000	29,055,000
Other Assets	5,139,000	4,015,000

Total Assets	$433,655,000	$208,654,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$22,289,000	$5,575,000
Current Portion of Note Payable	1,333,000	4,533,000
Current Portion of Subordinated Notes Payable	—	3,236,000
Deferred Revenue	48,578,000	38,671,000
Compensation and Related Expenses	12,767,000	10,043,000
Restructuring Reserve	1,404,000	1,340,000
Other Current Liabilities	22,460,000	21,711,000

Total Current Liabilities	108,831,000	85,109,000
Deferred Income Taxes	14,489,000	16,344,000
Convertible Subordinated Debentures	—	58,345,000
Notes Payable to Shareholders	24,178,000	—
Subordinated Notes Payable, Less Current Portion	9,185,000	8,874,000
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 28,653,100 and 14,173,400 Issued and Outstanding	287,000	142,000
Additional Paid-in Capital	270,071,000	39,484,000
Accumulated Other Comprehensive Loss	(8,206,000)	(4,193,000)
Retained Earnings	15,097,000	4,826,000
Treasury Shares, At Cost (40,000 Shares)	(277,000)	(277,000)

Total Shareholders' Equity	276,972,000	39,982,000

Total Liabilities and Shareholders' Equity	$433,655,000	$208,654,000

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
REVENUE:
Software	$150,342,000	$129,746,000	$114,227,000
Services	59,224,000	48,278,000	35,008,000
Systems	26,531,000	—	—

Total Revenue	236,097,000	178,024,000	149,235,000

COST OF REVENUE:
Software	26,193,000	22,648,000	19,171,000
Services	33,292,000	22,205,000	19,090,000
Systems	22,125,000	—	—

Total Cost of Revenue	81,610,000	44,853,000	38,261,000

GROSS PROFIT	154,487,000	133,171,000	110,974,000

OPERATING EXPENSE:
Research and Development	22,068,000	16,656,000	19,511,000
Selling, General and Administrative	99,253,000	82,325,000	72,152,000
Amortization of Goodwill and Other Intangibles	10,878,000	11,049,000	7,111,000
Restructuring Charges	1,894,000	—	5,497,000
Write-Off of Acquired In-Process Technology	—	—	4,067,000

Total Operating Expense	134,093,000	110,030,000	108,338,000

OPERATING INCOME	20,394,000	23,141,000	2,636,000

OTHER EXPENSE (INCOME):
Interest Expense	5,239,000	6,679,000	5,788,000
Gain on Sale of Investment	—	—	(10,773,000)
Other Income, Net	(1,704,000)	(106,000)	(1,414,000)

Total Other Expense (Income), Net	3,535,000	6,573,000	(6,399,000)

INCOME BEFORE PROVISION FOR INCOME TAXES	16,859,000	16,568,000	9,035,000
Provision for Income Taxes	6,588,000	5,435,000	3,938,000

NET INCOME	$10,271,000	$11,133,000	$5,097,000

BASIC EARNINGS PER SHARE	$0.50	$0.79	$0.37

DILUTED EARNINGS PER SHARE	$0.47	$0.76	$0.37

Basic Weighted-Average Shares Outstanding	20,606,000	14,025,000	13,800,000

Diluted Weighted-Average Shares Outstanding	21,900,000	14,614,000	13,905,000

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 1999 TO DECEMBER 31, 2001

	Shares of Common Stock		Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Issued and Outstanding	Treasury Shares	Common Stock	Additional Paid-in Capital		Retained Earnings (Deficit)	Treasury Shares, At Cost	Total Shareholders' Equity
Balance at January 1, 1999	13,710,700	—	$137,000	$32,173,000	$(3,219,000)	$(11,404,000)	$—	$17,687,000
Net Income	—	—	—	—	—	5,097,000	—	5,097,000
Currency Translation Adjustment	—	—	—	—	(2,204,000)	—	—	(2,204,000)
Unrealized Investment Loss	—	—	—	—	(3,000)	—	—	(3,000)
Comprehensive Income								2,890,000
Shares Issued Under Employee Stock Purchase Plan	130,900	—	1,000	696,000	—	—	—	697,000
Warrants Issued for Businesses Acquired	—	—	—	3,296,000	—	—	—	3,296,000
Warrants Issued	—	—	—	576,000	—	—	—	576,000
Purchase of Stock	—	(49,000)	—	—	—	—	(340,000)	(340,000)

Balance at December 31, 1999	13,841,600	(49,000)	138,000	36,741,000	(5,426,000)	(6,307,000)	(340,000)	24,806,000
Net Income	—	—	—	—	—	11,133,000	—	11,133,000
Currency Translation Adjustment	—	—	—	—	281,000	—	—	281,000
Unrealized Investment Gain, Net of Tax	—	—	—	—	952,000	—	—	952,000

Comprehensive Income								12,366,000
Treasury Shares Used for Compensation	—	9,000	—	—	—	—	63,000	63,000
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	331,800	—	4,000	2,743,000	—	—	—	2,747,000

Balance at December 31, 2000	14,173,400	(40,000)	142,000	39,484,000	(4,193,000)	4,826,000	(277,000)	39,982,000
Net Income	—	—	—	—	—	10,271,000	—	10,271,000
Currency Translation Adjustment	—	—	—	—	(5,071,000)	—	—	(5,071,000)
Unrealized Investment Gain, Net of Tax	—	—	—	—	1,058,000	—	—	1,058,000
Comprehensive Income								6,258,000
Shares and Options Issued for Business Acquired	5,281,100	—	53,000	91,569,000	—	—	—	91,622,000
Shares Issued for Cash, Net of Costs	4,025,000	—	40,000	67,316,000	—	—	—	67,356,000
Shares Issued Upon Conversion of Debentures	3,796,300	—	38,000	58,506,000	—	—	—	58,544,000
Shares Issued Upon Exercise of Warrants	177,200	—	2,000	1,123,000	—	—	—	1,125,000
Shares Issued as Compensation	28,500	—	—	285,000	—	—	—	285,000
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	1,171,600	—	12,000	11,788,000	—	—	—	11,800,000

Balance at December 31, 2001	28,653,100	(40,000)	$287,000	$270,071,000	$(8,206,000)	$15,097,000	$(277,000)	$276,972,000

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,271,000	$11,133,000	$5,097,000
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	(195,000)	1,421,000	245,000
Depreciation and Amortization of Property and Equipment	6,816,000	4,368,000	4,672,000
Amortization of Capitalized Software Costs	11,360,000	11,317,000	8,816,000
Impairment of Capitalized Software Costs	—	—	1,500,000
Amortization of Goodwill and Other Intangibles	10,878,000	11,049,000	7,111,000
Write-Off of Acquired In-Process Technology	—	—	4,067,000
Amortization of Discounts	678,000	364,000	244,000
(Gain) Loss on Disposal of Property and Equipment	(12,000)	6,000	60,000
Gain on Sale of Investment	—	—	(10,733,000)
Treasury Shares Issued as Compensation	—	63,000	—
Deferred Income Taxes and Tax Benefit of Stock Options	3,605,000	(2,182,000)	(3,079,000)
Non-Cash Interest Expense, Net of Tax	1,029,000	—	—
Changes in Assets and Liabilities, Net of Effects of Acquisitions:
Trade Accounts Receivable	(25,431,000)	(9,376,000)	6,266,000
Other Current Assets	(155,000)	(3,290,000)	3,444,000
Accounts Payable	4,083,000	883,000	(967,000)
Deferred Revenue	9,907,000	4,658,000	7,773,000
Compensation and Related Expenses	1,776,000	509,000	(657,000)
Restructuring Reserve	(260,000)	(1,535,000)	(725,000)
Other Current Liabilities	(1,540,000)	5,192,000	(906,000)

Net Cash Provided By Operating Activities	32,810,000	34,580,000	32,228,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Investments	—	12,000	16,347,000
Acquisition of Property and Equipment	(22,833,000)	(10,829,000)	(3,107,000)
Proceeds from Sale of Investment	—	—	12,000,000
Businesses Acquired, Net of Cash Received	(5,767,000)	—	(32,703,000)
Purchase of Software	(381,000)	(1,249,000)	(1,088,000)
Capitalized Software Development Costs	(13,752,000)	(13,655,000)	(8,255,000)
Other	(1,343,000)	(1,616,000)	(153,000)

Net Cash Used In Investing Activities	(44,076,000)	(27,337,000)	(16,959,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on Line of Credit	—	—	(10,800,000)
Proceeds from Note Payable	—	—	8,000,000
Repayments of Note Payable	(6,436,000)	(3,200,000)	(267,000)
Redemption of Convertible Debentures	(1,039,000)	—	—
Issuance of Common Stock in Public Offering	67,356,000	—	—
Exercise of Common Stock Options and Warrants	10,415,000	2,747,000	697,000
Issuance of Common Stock Warrants	—	—	576,000
Purchase and Retirement of Stock	—	—	(340,000)
Other	—	—	(18,000)

Net Cash Provided By (Used In) Financing Activities	70,296,000	(453,000)	(2,152,000)

EFFECT OF EXCHANGE RATES ON CASH	(1,780,000)	281,000	(2,204,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	57,250,000	7,071,000	10,913,000
Cash and Cash Equivalents at Beginning of Period	28,806,000	21,735,000	10,822,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,056,000	$28,806,000	$21,735,000

Supplemental Cash Flow Information:
Income Taxes Paid	$2,202,000	$675,000	$4,884,000
Interest Paid	$3,692,000	$6,393,000	$5,021,000
Reconciliation of Businesses Acquired, Net of Cash Received:
Fair Value of Assets Acquired	$138,053,000	$—	$71,449,000
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Convertible Subordinated Debentures	—	—	(1,700,000)
Issuance of Subordinated Notes Payable	—	—	(11,704,000)
Issuance of Common Stock and Common Stock Options	(91,622,000)	—	(3,296,000)
Issuance of Notes Payable to Shareholders	(19,589,000)	—	—
Liabilities Assumed	(21,075,000)	—	(22,046,000)

Businesses Acquired, Net of Cash Received	$5,767,000	$—	$32,703,000

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business—MSC.Software Corporation (the "Company") is an information software, services and systems provider. The Company designs, produces and markets proprietary computer software products and provides related services for use in computer-aided engineering. With the acquisition of Advanced Enterprise Solutions, Inc. ("AES") in 2001, the Company has also become a reseller and integrator of information systems and software. The Company's products and services are marketed internationally to several industries, including aerospace, automotive and other industrial concerns, computer and electronics manufacturers, and universities.

        Principles of Consolidation—The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") in the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Business Acquisitions—During 2001, the Company acquired Advanced Enterprise Systems, Inc. During 1999, the Company acquired the following companies: MARC Analysis Research Corporation ("MARC"), Universal Analytics Inc. ("UAI"), and Computerized Structural Analysis and Research Corporation ("CSAR"). The results of the operations of the acquired companies have been included from the dates of acquisition.

        Use of Estimates—The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant judgements and estimates include those required in the valuation of long-lived assets, allowances for doubtful accounts, vendor specific objective evidence of the fair value of the various elements of the Company's multiple element software transactions and valuation allowances for deferred tax assets. Actual results could differ materially from those estimates.

        Reclassifications—Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

        Revenue Recognition—Software revenue consists of licensing fees, which are fees charged for the right to use the Company's or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements whereby the customer purchases a long-term license for the use of the Company's software. Services revenue includes maintenance, support, training and consulting services. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. Systems revenue includes the resale and integration of computer hardware and operating systems.

        The Company applies Statement of Position 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions", to all transactions involving the sale of software products.

        For systems sales, the Company applies the provisions of Staff Accounting Bulletin 101, "Revenue Recognition" and revenue is recognized at the time of shipment when title and risk of loss pass to the customer.

        Revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement. Revenue from the sale of paid-up licenses is recognized when the Company receives persuasive evidence of an arrangement (generally a contract or purchase order), the software has been delivered to the customer, the price charged the customer is fixed or determinable, and collection is probable. For multiple element arrangements when the Company-specific objective evidence does not exist for one or more of the undelivered elements of the arrangement, but does exist for one or more of the delivered elements in the arrangement, the Company recognized revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as maintenance and support, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Maintenance and support revenue is deferred and recognized ratably over the service period.

        Service revenue is recognized when the service is provided and the revenue has been earned. Long-term contracts are recognized using the percentage of completion method.

        Revenue is derived through the Company's direct sales force, a network of value-added resellers and other sales agents. Revenue from the sale of products by other sales agents, for which a commission is due to the sales agent, is reported as gross revenue earned from the product sale. Commissions due to these sales agents represent an operating expense and are recorded as commission expense in cost of software revenue. Revenue from the sale of products provided by other suppliers, for which a royalty is due to the suppliers, is reported as gross revenue earned from the product sale. Royalties due to these other suppliers represent an operating expense and are recorded as royalty expense in cost of license revenue.

        In accordance with Emerging Issues Task Force 99-9, "Reporting Revenue Gross as a Principal versus Net as an Agent", revenue from the sale of various maintenance agreements, where the Company acts as an agent, is reported on a net basis.

        Cash and Cash Equivalents—The Company considers investments with original maturities of three months or less to be cash equivalents.

        Investments—Marketable equity securities and debt securities are classified as held-for-investment, held-to-maturity or available-for-sale. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses on sales of investment securities and declines in value judged to be other than temporary are included in the consolidated statements of income. The cost of securities sold is based on the specific identification method. In 1999, realized gains on sales of investment securities amounted to $10,773,000. Refer to Note 4—Financial Instruments.

        Trade Accounts Receivable—Accounts receivable are reported net of allowances for doubtful accounts. The Company's revenue is generated from customers in diversified industries, primarily in North America, Europe and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Refer to Note 5—Trade Accounts Receivable.

        Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding lease term. Refer to Note 6—Property and Equipment.

        Capitalized Software Costs—Capitalized software costs are comprised of purchased software and internal software development costs. In accordance with SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", the Company capitalizes qualifying computer software costs which are incurred during the application development stage and amortizes them over the software's estimated useful life. Amounts capitalized have not been material to the Company's consolidated financial statements.

        Software developed for sale or lease is capitalized under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to customers. Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. Capitalized software amortization expense is included in cost of software revenue. The amortization period for the software costs capitalized is the economic life of the related products, typically two to three years. Refer to Note 2—Impairment of Assets and Note 7—Capitalized Software Costs.

        Other Long-Lived Assets—The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company's overall business and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized, except for enterprise goodwill, is the amount by which the carrying value of the asset exceeds the fair value of the asset. Impairment of enterprise goodwill is measured by the amount by which the carrying value exceeds the undiscounted cash flows of the enterprise. Refer to Note 2—Impairment of Assets.

        Advertising Expense—The cost of advertising is expensed as incurred. The Company incurred $2,030,000, $2,020,000 and $1,196,000 in advertising costs during the years ended December 31, 2001, 2000 and 1999, respectively.

        Royalties to Third Parties—The Company has agreements with third parties requiring the payment of royalties for sales of third party products or inclusion of such products as a component of the Company's products. Royalties are charged to cost of software revenue. The Company does not consider any royalty expense related to individual agreements to be material.

        Stock-Based Compensation—The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25" and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense is recognized for the stock option grants. The Company has also made available an Employee Stock Purchase Plan for eligible employees. Such eligible employees are entitled semi-annually to purchase common stock, by means of limited payroll deductions, at a 10% discount from the fair market value of the common stock as of specific dates. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Refer to Note 14—Stock Option Plans and Warrants.

        Income Taxes—The Company uses the liability method of accounting for income taxes. Provision is made in the Company's consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from temporary differences in accounting for capitalized software costs, undistributed earnings of international subsidiaries, depreciation expense, deferred income and state income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recorded a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. Refer to Note 11—Taxes Based on Income.

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

        Earnings Per Share—The Company discloses Basic and Diluted Earnings Per Share in accordance with SFAS No. 128, "Earnings Per Share". Basic Earnings Per Share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Shares reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock. Diluted Earnings Per Share is computed by using the weighted-average number of common and common equivalent shares outstanding during each period. Common equivalent shares are not included in the per share calculations where their inclusion would be anti-dilutive. Refer to Note 18—Earnings Per Share.

        Concentrations of Credit Risk—The markets in which the Company competes are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results.

        The Company has historically derived a majority of its net revenue from computer software products for use in computer-aided engineering. These products are expected to continue to account for a significant portion of net revenue for the foreseeable future. As a result of this revenue concentration, the Company's business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

        Impact of Recently Issued Accounting Standards—In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, the Company will cease to amortize approximately $52,000,000 of goodwill acquired prior to July 1, 2001, the Company recorded $5,810,000 of amortization on these amounts during 2001. Additionally, certain other intangible assets, principally amounts assigned to assembled workforce, will be classified as "indefinite lived intangibles" and will no longer be amortized beginning on January 1, 2002. In lieu of amortization, the Company will be required to perform an impairment review of its goodwill and indefinite lived intangible balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

  •
  Step 1—the Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

  •
  Step 2—the Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

        The Company expects to complete the initial review during the first quarter of 2002. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position. The Company's evaluation may result in an impairment under this new method of evaluating goodwill.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

        In September 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products", which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 "Accounting for `Points' and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future". The Company is currently assessing the impact of the adoption of these issues on its financial position and results of operations.

NOTE 2—IMPAIRMENT OF ASSETS

        In accordance with SFAS No. 86 and SFAS No. 121, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Accordingly, for the year ended December 31, 1999, the Company recognized a non-cash, pre-tax charge of $1,500,000, as described below. There were no such losses recognized during 2001 or 2000.

        Capitalized Software (Non-Linear Technology Code for MSC.Nastran)—Prior to the acquisition of MARC, the Company had entered into an agreement with a third party for the commercialization of the third party's non-linear technology code. The Company had capitalized $750,000 in payments to the third party under the licensing agreement and was obligated to pay an additional $750,000. In addition, the Company had agreed to make minimum royalty payments over the next three years for approximately $1,300,000. The Company's interest in entering this agreement was to acquire non-linear technology that could be integrated into MSC.Nastran. However, as a result of the acquisition of MARC and its non-linear technology, the Company decided not to pursue the development of the third party's code. As one of the world's leading technology codes in the non-linear finite element market, MARC had significant capabilities in non-linear technology, which were similar to those of the third party. In addition, the Company has full access to the MARC source code, which allows for an easier and more complete integration of its non-linear capabilities into MSC.Nastran. The Company negotiated with the third party to modify the agreement. Consequently, the Company paid its full obligation for licensing the code. In exchange, the third party relieved the Company of its minimum royalty obligations and provided the source code modules for one of its non-linear capabilities. However, since the Company had no current plans to integrate these modules into MSC.Nastran, management did not believe that there would be any future cash flow for these modules. Accordingly, a $1,500,000 charge was recorded in cost of software revenue in the second quarter of 1999 to write-off these capitalized software costs and to provide for the remaining payments due under the licensing agreement.

NOTE 3—BUSINESS ACQUISITIONS AND DIVESTITURES

        Acquisition of Advanced Enterprise Solutions, Inc.—On July 20, 2001, the Company completed the acquisition of Advanced Enterprise Solutions, Inc. AES is a systems and software integrator and an IBM Product Lifecycle Management business partner in the Americas, selling Dassault Systemes' Product Lifecycle Management software portfolio comprised of CATIA, ENOVIA, DELMIA and Smart Solutions. The Company believes that the acquisition of AES will expand the market served by enabling the Company to distribute products to a wider customer base and will provide the Company with an expanded product line-up.

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

  •
  3,517,700 shares of the Company's common stock.

        The Company also assumed outstanding options to acquire AES common stock, which were converted into fully vested options, with time based exercise restrictions, to acquire 718,898 shares of the Company's common stock.

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

        A condensed unaudited balance sheet stating the assigned values for each major asset, liability and equity account of AES as of the date of acquisition was as follows:

Cash and Cash Equivalents	$14,233,000
Accounts Receivable	13,702,000
Other Current Assets	3,357,000
Property and Equipment, Net	446,000
Other Assets	233,000

$31,971,000

Accounts Payable	$12,306,000
Compensation and Related Expenses	827,000
Other Current Liabilities	2,556,000
Note Payable to DSA	5,000,000

20,689,000
Shareholders' Equity	11,282,000

$31,971,000

        The acquisition of AES has been accounted for as a purchase, and accordingly, the results of operations of AES since July 1, 2001 (the designated effective date when control of AES was passed to the Company) are included in the Company's consolidated statement of income. An independent valuation of the intangible assets acquired was performed in 2001 and the purchase price was allocated as follows:

Net Tangible Assets Acquired	$11,282,000	(1)
Goodwill and Indefinite Lived Intangibles	119,929,000

Total Cost of Acquistion	$131,211,000

(1)
Includes $563,000 of restructuring costs related to AES (Note 9).

        As part of the acquisition, the Company assumed a note payable to DSA. The note bears interest at 3.2%. The Company will repay the principal balance of the loan from commissions earned by selling certain DSA products. Any remaining unpaid principal balance will be due in June 2003. Refer to Note 4—Financial Instruments.

        The summarized unaudited pro forma consolidated results of operations presented below reflects the effect of the AES acquisition as if it had occurred at the beginning of the periods presented. The amounts presented below exclude the amortization of goodwill and indefinite lived intangibles in accordance with SFAS No. 142. The summarized unaudited pro forma consolidated results of operations are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated at the beginning of the periods presented and should not be construed as representative of future operations.

	Years Ended December 31,
	2001	2000	1999
Revenue	$272,955,000	$275,688,000	$219,956,000
Operating Expense	$250,758,000	$242,339,000	$213,263,000
Net Income	$10,987,000	$16,550,000	$6,244,000
Basic Earnings Per Share	$0.47	$0.86	$0.33
Diluted Earnings Per Share	$0.44	$0.81	$0.32

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

        In allocating the purchase price to the acquired assets and assumed liabilities, the Company has recorded an $8,719,000 deferred income tax liability related to identified intangible assets, offset by $1,933,000 for deferred income tax assets, and $2,360,000 for restructuring costs related to the integration of MARC, primarily severance costs and costs related to facility consolidations. Refer to Note 9—Restructuring Reserve.

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

Year Ended December 31, 1999
Revenue	$158,726,000
Operating Expense	$153,521,000
Net Income	$5,967,000
Basic Earnings Per Share	$0.43
Diluted Earnings Per Share	$0.43

        Acquisition of Universal Analytics Inc.—On June 24, 1999, the Company acquired UAI for approximately $8,400,000 in cash. UAI is a developer and distributor of FEA software and engineering services for the engineering community and to major manufacturers worldwide. The acquisition has been accounted for as a purchase and, accordingly, the operating results of UAI have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $6,800,000. Goodwill and identified intangibles are being amortized over ten years. The pro forma effect of the UAI acquisition as if it had occurred on January 1, 1999 is immaterial to the consolidated financial statements presented herein.

        Acquisition of Computerized Structural Analysis and Research Corporation—On November 4, 1999, the Company acquired CSAR for approximately $9,650,000 in cash and five-year warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants were recorded at their estimated fair value of $258,000 based on the Black-Scholes option-pricing model. The Company financed a portion of the purchase price through an $8,000,000 term loan. Refer to Note 4—Financial Instruments. CSAR is a developer and distributor of FEA software and services for the engineering community and to major manufacturers worldwide. The acquisition has been accounted for as a purchase and, accordingly, the operating results of CSAR have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired was approximately $9,800,000. Goodwill and identified intangibles are being amortized over five years. The pro forma effect of the

CSAR acquisition as if it had occurred on January 1, 1999 is immaterial to the consolidated financial statements presented herein.

        Sale of Investment in LMS International—In June 1999, the principal shareholders of LMS International ("LMS") exercised a repurchase option for an equity position that the Company had held in LMS. The Company realized a pre-tax gain of $10,733,000. LMS is a privately held company based in Leuven, Belgium.

NOTE 4—FINANCIAL INSTRUMENTS

        Investments—As of December 31, 2001 and 2000, all investments were equity securities and had a cost of $177,000 and $279,000, respectively, and a fair market value of $3,484,000 and $1,853,000, respectively.

        Line of Credit and Note Payable—During 1999, the Company entered into a Loan and Security Agreement ("Loan Agreement") with its principal bank (the "Bank"). The Loan Agreement includes a $12,000,000 revolving line of credit and an $8,000,000 term loan. The amount of the line of credit available in excess of $5,000,000 is subject to a defined borrowing base of outstanding trade receivables. The term of the revolving portion of the Loan Agreement expires on October 30, 2002. As of December 31, 2001, the amount available under the line of credit, based on the defined borrowing base, was $12,000,000. There was no balance outstanding on the line of credit as of December 31, 2001 and there were no borrowings from the line of credit during 2001 or 2000.

        On November 4, 1999, the Company borrowed the $8,000,000 term loan in connection with the acquisition of CSAR. The term of the loan is thirty months and requires monthly principal payments of $267,000. As of December 31, 2001, the balance on the loan was $1,333,000. Borrowings under the Loan Agreement carry an interest rate equal to the Bank's prime lending rate or LIBOR plus 200 basis points (4.75% at December 31, 2001), adjustable on a monthly basis. Borrowings under the Loan Agreement are secured by nearly all of Company's goods and equipment, inventory, contract rights, and intellectual property rights. Borrowings also involve certain restrictive covenants, including restrictions on dividends and investments. As of December 31, 2001, the Company is in compliance with all covenants.

        Convertible Subordinated Debentures—In 1994, the Company issued $56,608,000 of convertible subordinated debentures in connection with an acquisition. In June 1999, in connection with the MARC acquisition, the Company issued additional convertible subordinated debentures in the aggregate principal amount of $2,000,000. The convertible subordinated debentures were recorded at their estimated fair value at the time of issuance, net of a discount of $300,000. The debentures bore interest at 7 7/8% with interest payments due semi-annually on March 15th and September 15th. The conversion feature permitted the holder to convert the debentures into shares of the Company's common stock at a conversion price of $15.15 per share. The debentures were to mature on August 18, 2004, but were redeemable at the Company's option at any time after August 18, 1997 upon payment of a premium.

NOTE 4—FINANCIAL INSTRUMENTS (Continued)

        On July 31, 2001, the Company gave notice to the holders of the convertible subordinated debentures of the Company's intent to redeem all such debentures on or about August 31, 2001. The holders continued to have the option to convert the principal amount of the debentures into shares of the Company's common stock at $15.15 per share until August 31, 2001. Holders converted $57,515,000 principal of the debentures into 3,796,300 shares of common stock. The remaining unconverted debentures were redeemed for $1,041,000 (or 100.89% of the principal balance) plus accrued interest in September 2001. Holders who elected to convert forfeited their rights to receive accrued interest that would otherwise be paid on the redemption date. However, in accordance with EITF Issue No. 85-17, "Accrued Interest upon Conversion of Convertible Debt", the forfeited interest of approximately $2,059,000 was recorded as interest expense by the Company and such accrued and unpaid interest, net of the tax effect of $858,000, was credited to additional paid-in capital as part of the conversions.

        Subordinated Notes Payable—In June 1999, in connection with the MARC acquisition, the Company issued subordinated notes payable, at a discount, in the aggregate principal amount of $14,236,000. The subordinated notes payable were recorded at their estimated fair value at the time of issuance, net of a discount of $2,596,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. At December 31, 2001, the principal balance of the subordinated notes payable was $11,000,000 and their carrying amount was $9,185,000, net of an unamortized discount of $1,815,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the notes payable.

        Notes Payable to Shareholders—In July 2001, in connection with the AES acquisition, the Company issued promissory notes, at a discount, in the aggregate principal amount of $20,000,000. The notes were recorded at their estimated fair value at time of issuance, net of a discount of $411,000. The promissory notes bear interest at 7% with interest payments due semi-annually in January and July. The entire principal amount of the notes is due in July 2003. As of December 31, 2001, the principal balance of the notes was $20,000,000 and their carrying amount was $19,674,000, net of an unamortized discount of $326,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the note payable. The notes are subordinate to the line of credit and note payable to the Bank.

        As part of the AES acquisition, the Company also assumed a note payable to DSA with a remaining principal balance of $5,000,000 at the time of acquisition. The note was recorded at its estimated fair value at time of issuance, net of a discount of $567,000. The note bears interest at 3.2%. The Company will repay the principal balance of the loan from commissions earned by selling DSA products. Any remaining unpaid principal balance will be due in June 2003. As of December 31, 2001, the principal balance of the notes was $4,990,000 and the carrying amount was $4,504,000, net of an unamortized discount of $486,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the subordinated notes payable.

        The maturities of the note payable, subordinated notes payable and notes payable to shareholders are as follows:

Year Ending December 31,	Maturities
2002	$1,333,000
2003	24,178,000
2004	—
2005	—
2006 and Thereafter	9,185,000

$34,696,000

        Fair Value of Financial Instruments—The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and Cash Equivalents, Trade Accounts Receivable and Accounts Payable—The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable and accounts payable approximates their fair value.

          Investments—The fair values for investments are based on quoted market prices.

          Note Payable—The carrying amount reported in the consolidated balance sheets for the note payable approximates its fair value since the interest rate on the note payable is adjusted on a monthly basis.

          Convertible Subordinated Debentures—The fair value of the convertible subordinated debentures outstanding was based on their quoted trading price.

          Subordinated Notes Payable and Notes Payable to Shareholders—The fair value of the subordinated notes payable and notes payable to shareholders is based on the present value of their future cash flows using a discount rate that approximates the Company's current borrowing rate.

        The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	December 31, 2001		December 31, 2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instrument Assets:
Cash and Cash Equivalents	$86,056,000	$86,056,000	$28,806,000	$28,806,000
Investments	$3,484,000	$3,484,000	$1,853,000	$1,853,000
Trade Accounts Receivable, Net	$82,276,000	$82,276,000	$45,950,000	$45,950,000
Financial Instrument Liabilities:
Accounts Payable	$(22,289,000)	$(22,289,000)	$(5,575,000)	$(5,575,000)
Note Payable, including Current Portion	$(1,333,000)	$(1,333,000)	$(4,533,000)	$(4,533,000)
Convertible Subordinated Debentures	$—	$—	$(58,345,000)	$(51,237,000)
Notes Payable to Shareholders	$(24,178,000)	$(24,442,000)	$—	$—
Subordinated Notes Payable, including Current Portion	$(9,185,000)	$(11,867,000)	$(12,110,000)	$(14,616,000)

NOTE 5—TRADE ACCOUNTS RECEIVABLE

        The following is the activity in the allowance for doubtful accounts receivable for the periods indicated.

	Years Ended December 31,
	2001	2000	1999
Beginning Balance	$4,355,000	$3,182,000	$3,605,000
Additions Due to Acquisitions	180,000	—	158,000
Amounts Charged to Expense	(195,000)	1,421,000	245,000
Write-Downs and Other Adjustments	(1,792,000)	(248,000)	(826,000)

Ending Balance	$2,548,000	$4,355,000	$3,182,000

        During 2001, the Company reversed approximately $1,000,000 of previously established reserves for possible bad debts based upon revised estimates on collectibility.

NOTE 6—PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consists of the following:

	December 31,
	2001	2000
Computers and Other Equipment	$44,867,000	$32,817,000
Leasehold Improvements	9,329,000	6,547,000
Furniture and Fixtures	7,866,000	3,436,000

	62,062,000	42,800,000
Less Accumulated Depreciation and Amortization	(30,853,000)	(27,760,000)

Property and Equipment, Net	$31,209,000	$15,040,000

        Depreciation and amortization expense on property and equipment for the years ended December 31, 2001, 2000 and 1999 was $6,816,000, $4,368,000 and $4,672,000, respectively.

NOTE 7—CAPITALIZED SOFTWARE COSTS

        Capitalized software costs consist of the following:

	December 31,
	2001	2000
Capitalized Software Costs	$109,101,000	$95,493,000
Less Accumulated Amortization	(83,149,000)	(71,789,000)

Capitalized Software Costs, Net	$25,952,000	$23,704,000

        The components of capitalized software costs, as they affected operating income, are as follows:

	Years Ended December 31,
	2001	2000	1999
Capitalized Internal Software Development Costs	$(13,752,000)	$(13,655,000)	$(8,255,000)
Amortization of Capitalized Software Costs	11,360,000	11,317,000	8,816,000
Impairment of Capitalized Software Costs	—	—	1,500,000

	$(2,392,000)	$(2,338,000)	$2,061,000

        In addition, the Company purchased certain software that was capitalized in 2001, 2000 and 1999 amounting to $381,000, $1,249,000 and $1,088,000, respectively.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

        As of December 31, 2001 and 2000, goodwill was $149,490,000 and $34,376,000, respectively, net of accumulated amortization of $22,987,000 and $17,208,000, respectively. Goodwill arising from acquisitions is currently being amortized on the straight-line basis over three to fifteen years. In accordance with SFAS No. 142, the Company will no longer amortize goodwill beginning January 1, 2002 and has not amortized any goodwill acquired subsequent to June 30, 2001.

        Other intangible assets are amortized on the straight-line basis over three to fifteen years and consist of the following:

	December 31,
	2001	2000
Developed Technology	$23,674,000	$23,674,000
Customer List	6,322,000	6,322,000
Value-Added Reseller Distribution Channel	5,200,000	5,200,000
Tradename Recognition	2,390,000	2,390,000
Assembled Work Force	2,047,000	2,047,000
Other	317,000	387,000

	39,950,000	40,020,000
Less Accumulated Amortization	(16,085,000)	(10,965,000)

Other Intangible Assets, Net	$23,865,000	$29,055,000

        The carrying values of goodwill and other intangible assets are evaluated periodically in relation to the operating performance and the future undiscounted cash flows of the underlying business. Adjustments are made if the sum of expected future net cash flows is less than book value.

NOTE 9—RESTRUCTURING RESERVE

        In February 1999, the Company announced a new organizational structure following a re-evaluation of its business strategy. The reorganization plan provided for a 10% reduction in the Company's worldwide workforce (approximately 75 positions) and the consolidation of 15 field offices. These changes resulted in pre-tax charges of $5,897,000 during the first quarter of 1999. The charges consisted of severance costs of $3,200,000, costs related to facility consolidations of $2,200,000, and other charges of $497,000. The Company continually evaluates the balance of the restructuring reserve based on the remaining estimated amounts to be paid. As a result, during the second quarter of 1999, the Company decreased the restructuring reserve by $400,000.

        During 1999, as part of the acquisitions of MARC, UAI and CSAR, the Company recorded $2,730,000 of additional acquisition costs related to the integration of these entities into the Company. In accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination", these costs were included in the purchase price allocations, resulting in additional goodwill. These charges primarily consisted of severance costs of $1,171,000 and costs related to facility consolidations of $1,559,000.

        During 2001, the Company recorded total restructuring charges of $2,457,000. Of this amount, the Company recorded $563,000 of additional acquisition costs related to the integration of AES into the Company. In accordance with EITF Issue No. 95-3, the costs relating to the consolidation of AES office facilities were included in the purchase price allocation, resulting in additional goodwill. The remaining $1,894,000 was recorded as a charge to income in 2001. These additional restructuring charges related to the impairment of an asset caused by the terms of the AES acquisition and the consolidation of existing office facilities.

        The following is the activity in the restructuring reserve for the periods indicated:

	Years Ended December 31,
	2001	2000	1999
Balance at Beginning of Period	$1,340,000	$2,875,000	$695,000
Charges to Expense	1,894,000	—	5,897,000
Reversal of Restructuring Charges	—	—	(400,000)
Acquisition Costs Capitalized	563,000	—	2,730,000
Amounts Paid or Realized	(2,393,000)	(1,535,000)	(6,047,000)

Balance at End of Period	$1,404,000	$1,340,000	$2,875,000

NOTE 10—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	December 31,
	2001	2000
Income Taxes Payable	$5,308,000	$4,782,000
Sales Taxes Payable	2,681,000	4,305,000
Commissions Payable	2,634,000	1,392,000
Contribution to Profit Sharing Plan	2,509,000	2,141,000
Royalties Payable	1,192,000	1,426,000
Interest Payable	1,078,000	2,014,000
Other	7,058,000	5,651,000

Total Other Current Liabilities	$22,460,000	$21,711,000

NOTE 11—TAXES BASED ON INCOME

        The provision for taxes based on income consists of the following:

	Years Ended December 31,
	2001	2000	1999
Current:
Federal	$2,562,000	$2,450,000	$3,103,000
State	278,000	1,568,000	(134,000)
Foreign	4,090,000	3,485,000	3,229,000

Current Provision	6,930,000	7,503,000	6,198,000

Deferred:
Federal	1,427,000	713,000	(1,472,000)
State	(692,000)	(1,430,000)	599,000
Foreign	(1,077,000)	(1,351,000)	(1,387,000)

Deferred Provision	(342,000)	(2,068,000)	(2,260,000)

Provision for Income Taxes	$6,588,000	$5,435,000	$3,938,000

        A charge in lieu of taxes from employee stock options of $2,510,000, $330,000 and $0 was recorded in shareholders' equity in 2001, 2000 and 1999, respectively. The foreign tax provision for 2001, 2000 and 1999 includes withholding taxes of $2,662,000, $2,886,000 and $1,748,000, respectively, assessed to the Company by foreign authorities on amounts remitted to the United States.

        For the years ended December 31, 2001, 2000, and 1999, the Company's foreign and domestic operations realized combined income before taxes, including intercompany charges, as follows:

	Years Ended December 31,
	2001	2000	1999
Foreign	$943,000	$1,960,000	$816,000
Domestic	15,916,000	14,608,000	8,219,000

	$16,859,000	$16,568,000	$9,035,000

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
Deferred Tax Liabilities:
Capitalized Software	$10,340,000	$9,035,000
Intangible Assets	6,727,000	8,459,000
Unrealized Gain on Investment	1,290,000	614,000
Organization Costs	—	82,000
Depreciation	769,000	498,000
Other	201,000	236,000

Total Deferred Tax Liabilities	19,327,000	18,924,000

Deferred Tax Assets:
Deferred Revenue	8,501,000	8,648,000
Foreign Deferred Taxes	5,603,000	4,527,000
Undistributed Earnings of Foreign Subsidiaries	3,941,000	4,077,000
Benefits and Compensation	1,741,000	1,596,000
Net Operating Losses	1,524,000	2,297,000
Business Credits	1,416,000	1,027,000
Restructuring Liability	339,000	529,000
Allowance for Doubtful Accounts	319,000	445,000
State Taxes	183,000	465,000
Other	65,000	60,000

Total Deferred Tax Assets	23,632,000	23,671,000
Valuation Allowance	(4,919,000)	(4,919,000)

Net Deferred Tax Assets	18,713,000	18,752,000

Net Deferred Tax Liabilities	$614,000	$172,000

        In 2001 and 2000, the Company recorded as a charge to shareholders' equity a deferred tax liability on unrealized gains from an investment of $676,000 and $614,000, respectively. In 1999, the

Company recorded a net deferred tax liability of $5,050,000 as a charge to goodwill. These items are not reflected in the provision for income taxes.

        The balance sheet presentation of the net deferred tax liabilities (assets) is as follows:

	December 31,
	2001	2000
Long-Term Deferred Income Taxes, Net	$14,489,000	$16,344,000
Current Deferred Tax Assets	(13,875,000)	(16,172,000)

Net Deferred Tax Liabilities	$614,000	$172,000

        At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,355,000. The federal net operating loss carryforwards expire at various dates through the year 2012. An acquisition by the Company in 1993 constituted an ownership change for federal income tax purposes and, as a result, the amount of net operating loss carryforwards that may be utilized in any given year may be limited.

        In 2000, a valuation allowance of $3,410,000, that was originally recorded to offset the deferred tax asset related to foreign deferred taxes, was eliminated because of management's determination that it is more likely than not that the asset will be realized. During 2000, approximately $1,154,000 of deferred taxes related to the undistributed earnings of foreign subsidiaries was charged against the valuation allowance. As of December 31, 2001 and 2000, the valuation allowance was $4,919,000.

        The following table reconciles the provision for income taxes based on income before taxes to the statutory federal income tax rate of 35% for the years ended December 31, 2001, 2000 and 1999.

	Years Ended December 31,
	2001	2000	1999
Income Tax Provision at Statutory Federal
Income Tax Rate	$5,913,000	$5,799,000	$3,162,000
Increase (Decrease) Related To:
Amortization of Goodwill	1,859,000	1,872,000	1,684,000
Income of Foreign Sales Corporation	—	(1,203,000)	(1,598,000)
Other Changes in the Valuation Allowance	—	1,154,000	—
Foreign Tax Credits Not Benefited	—	680,000	—
State Income Taxes, Net of Federal Benefits	785,000	651,000	742,000
Federal and State Research and Development Tax Credits	(1,604,000)	(325,000)	(659,000)
Valuation Allowance Related to Foreign Deferred Taxes	—	(3,410,000)	—
Extraterritorial Income Exclusion	(853,000)	—	—
Acquired In-Process Technology	—	—	1,423,000
Other, Net	488,000	217,000	(816,000)

Provision for Income Taxes	$6,588,000	$5,435,000	$3,938,000

NOTE 12—SEGMENT INFORMATION

        The Company's chief operating decision makers review financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenues and gross profit for each segment. The Company does not allocate research and development, selling, or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments. The revenues and gross margins attributable to these segments are included in the following table:

	Years Ended December 31,
	2001	2000	1999
Revenue:
Software	$150,342,000	$129,746,000	$114,227,000
Services	59,224,000	48,278,000	35,008,000
Systems	26,531,000	—	—

	$236,097,000	$178,024,000	$149,235,000

Gross Profit:
Software	$124,149,000	$107,098,000	$95,056,000
Services	25,932,000	26,073,000	15,918,000
Systems	4,406,000	—	—

	$154,487,000	$133,171,000	$110,974,000

        International Operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following tables summarize consolidated financial information of the Company's operations by geographic location:

	Years Ended December 31,
	2001	2000	1999
Revenue:
The Americas	$116,169,000	$76,423,000	$68,092,000
Europe	63,380,000	52,469,000	45,672,000
Asia-Pacific	56,548,000	49,132,000	35,471,000

Total Revenue	$236,097,000	$178,024,000	$149,235,000

	December 31,
	2001	2000
Identifiable Assets:
The Americas	$369,352,000	$152,563,000
Europe	37,238,000	33,496,000
Asia-Pacific	27,065,000	22,595,000

Total Identifiable Assets	$433,655,000	$208,654,000

        The net assets of the Company's foreign subsidiaries totaled $34,329,000 and $31,524,000 as of December 31, 2001 and 2000, respectively, excluding intercompany items. Long-lived assets included in these amounts were $10,296,000 and $6,249,000 as of December 31, 2001 and 2000, respectively. The income before taxes of the Company's foreign subsidiaries is reported in Note 11—Taxes Based on Income.

NOTE 13—EMPLOYEE BENEFITS

        The Company contributes an amount, integrated with Social Security, to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. For the years ended December 31, 2001, 2000, and 1999, contributions charged to expense in connection with this plan were $2,392,000, $2,087,000 and $1,934,000, respectively. The plan has a 401(k) feature to permit voluntary employee contributions, which does not affect the Company's expenses.

        In 1995, the Company adopted a non-qualified supplemental retirement plan. The Company contributes an amount, integrated with Social Security and the Company's defined contribution plan, covering certain key employees who have completed a specified term of service with the Company. For the years ended December 31, 2001, 2000 and 1999, contributions charged to expense in connection with this plan were $117,000, $94,000 and $49,000, respectively.

NOTE 14—STOCK OPTION PLANS AND WARRANTS

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

        A summary of stock option activity for the 1991 Plan is as follows:

	Options	Option Price Per Share	Weighted-Average Exercise Price
Outstanding at December 31, 1999	2,172,600	$5.38 to $15.88	$10.15
Granted	540,549	$8.38 to $25.00	$14.47
Exercised	(160,533)	$5.50 to $ 9.88	$8.20
Canceled	(308,800)	$5.50 to $15.38	$10.92

Outstanding at December 31, 2000	2,243,816	$5.38 to $25.00	$11.20
Granted	184,014	$7.75 to $20.50	$12.75
Exercised	(671,742)	$5.50 to $15.38	$9.13
Canceled	(45,250)	$5.94 to $15.88	$10.11

Outstanding at December 31, 2001	1,710,838	$5.38 to $25.00	$12.22

        As of December 31, 2001, the number of options outstanding and exercisable under the 1991 Plan, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$ 5.38 to $ 8.94	365,324	$7.40	7.1	224,952	$7.30
$ 9.00 to $10.75	572,250	$9.77	5.2	474,500	$9.83
$11.00 to $14.25	340,400	$12.76	4.0	248,750	$12.68
$15.00 to $19.95	207,864	$15.62	3.4	197,114	$15.40
$20.00 to $25.00	225,000	$22.28	8.4	—	$—

Total	1,710,838	$12.22	5.6	1,145,316	$10.91

        At December 31, 2001, 2000 and 1999, the number of options exercisable under the 1991 Plan, the per-share weighted-average exercise prices of the stock options exercisable under the 1991 Plan and the number of options available for future grant under the 1991 Plan were as follows:

	Options Exercisable
			Options Available for Future Grants
	Number of Options	Weighted-Average Exercise Price
December 31, 1999	1,600,050	$11.01	687,950
December 31, 2000	1,484,991	$10.54	456,201
December 31, 2001	1,145,316	$10.91	—

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

        A summary of stock option activity for the 1998 Plan is as follows:

	Options	Option Price Per Share	Weighted-Average Exercise Price
Outstanding at December 31, 1999	1,815,850	$5.00 to $ 9.00	$6.36
Granted	875,704	$7.94 to $15.00	$10.20
Exercised	(54,767)	$5.00 to $ 9.00	$6.14
Canceled	(306,698)	$5.00 to $ 9.63	$6.72

Outstanding at December 31, 2000	2,330,089	$5.00 to $15.00	$7.76
Granted	1,196,400	$9.45 to $27.50	$18.89
Exercised	(374,966)	$5.00 to $10.13	$6.64
Canceled	(150,076)	$5.00 to $11.04	$7.04

Outstanding at December 31, 2001	3,001,447	$5.00 to $27.50	$12.38

        As of December 31, 2001, the number of options outstanding and exercisable under the 1998 Plan, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$ 5.00 to $ 6.75	844,090	$5.74	7.0	552,262	$5.69
$ 7.69 to $ 9.98	761,227	$9.03	7.2	392,657	$8.91
$10.00 to $15.00	258,930	$13.56	8.4	120,230	$12.63
$15.98 to $17.18	762,200	$16.59	9.1	—	$—
$21.95 to $27.50	375,000	$24.73	9.6	375,000	$24.73

Total	3,001,447	$12.38	8.0	1,440,149	$12.10

        At December 31, 2001, 2000 and 1999, the number of options exercisable under the 1998 Plan, the per-share weighted-average exercise prices of the stock options exercisable under the 1998 Plan and the number of options available for future grant under the 1998 Plan were as follows:

	Options Exercisable
			Options Available for Future Grants
	Number of Options	Weighted-Average Exercise Price
December 31, 1999	181,250	$8.15	684,150
December 31, 2000	765,319	$6.43	1,116,144
December 31, 2001	1,440,149	$12.10	69,820

        2001 Plan—The MSC.Software Corporation 2001 Stock Option Plan ("the 2001 Plan") consists of two parts: a "Key Employee Program" that allows discretionary awards of non-transferable incentive stock options and non-qualified stock options to officers and other key employees, and a "Non-Employee Director Program" that provides for automatic annual grants of non-transferable, non-qualified stock options to non-employee directors.

        The "Key Employee Program" section of the 2001 Plan provides for the granting of both incentive stock options and non-qualified options for the purchase of up to 1,940,000 authorized but unissued shares of the Company's common stock at the fair market value of such shares on the date the option is granted, or for non-qualified options at such price as the Compensation Committee may determine.

        The "Non-Employee Director Program" section of the 2001 Plan provides for automatic grants to members of the Company's Board of Directors who are not officers or employees of the Company or its subsidiaries. A maximum of 60,000 shares of authorized but unissued shares of the Company's common stock may be issued upon the exercise of options under the "Non-Employee Director Program". All eligible directors will receive annual non-discretionary grants of non-qualified stock options for the purchase of 3,000 shares of the Company's common stock. Options to be granted to non-employee directors under the 2001 Plan do not begin until after the termination of the 1998 Plan.

Directors may receive only 3,000 shares of the Company's common stock per year from either the 1991, 1998 or 2001 Plans, except for an initial grant on 10,000 options upon initial election to the Board.

        Options under the 2001 Plan are exercisable up to ten years from the date of grant, subject to transfer restrictions and vesting provisions outlined at the grant date. Generally, options vest and become exercisable one year after the grant date. The 2001 Plan provides that vesting may be accelerated in certain events related to changes in control of the Company, unless prior to such change in control the Compensation Committee determines otherwise. Similarly, the 2001 Plan provides that the Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options. No amendment or cancellation and re-grant, subject to permitted adjustments, shall reduce the per share exercise price to a price less than 100% of the fair market value of the Company's common stock on the option date of the initial option.

        A summary of stock option activity for the 2001 Plan is as follows:

	Options	Option Price Per Share		Weighted-Average Exercise Price
Outstanding at December 31, 2000	—	$	— to $ —	$—
Granted	812,666		$13.45 to $15.95	$14.12
Exercised	—	$	— to $ —	$—
Canceled	(2,200)		$14.00 to $14.00	$14.00

Outstanding at December 31, 2001	810,466		$13.45 to $15.95	$14.12

        As of December 31, 2001, the number of options outstanding and exercisable under the 2001 Plan, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$13.45 to $15.95	810,466	$14.12	9.7	—	$0.00

Total	810,466	$14.12	9.7	—	$0.00

        At December 31, 2001, there were 1,189,534 options available for future grant under the 2001 Plan.

        AES Options—As part of the acquisition of AES, the Company assumed outstanding options to acquire AES common stock, which were converted into fully vested options, with time based exercise restrictions, to acquire 718,898 shares of the Company's common stock (the "AES Options"). All such options have an exercise price of $0.10 and were immediately exercisable. A summary of stock option activity for the AES Options is as follows:

	Options	Option Price Per Share		Weighted-Average Exercise Price
Outstanding at December 31, 2000	—	$	— to $ —	$—
Granted	718,898		$0.10 to $0.10	$0.10
Exercised	(48,354)		$0.10 to $0.10	$0.10
Canceled	—	$	— to $ —	$—

Outstanding at December 31, 2001	670,544		$0.10 to $0.10	$0.10

        The weighted average remaining contractual life of the AES Options as of December 31, 2001 was 9.6 years.

        Employee Stock Purchase Plan—In September 1996, the Company's Board of Directors adopted the MSC.Software Corporation 1996 Employee Stock Purchase Plan ("the Employee Stock Purchase Plan"). The Employee Stock Purchase Plan was approved by the Company's shareholders at the 1997 Annual Meeting of Shareholders. Under the Employee Stock Purchase Plan, a maximum of 750,000 shares of the Company's common stock has been made available for purchase by eligible employees electing to participate in the Employee Stock Purchase Plan. The Employee Stock Purchase Plan is intended to provide participating eligible employees an additional incentive to advance the best interests of the Company through ownership of common stock. As of December 31, 2001, a total of 247 eligible employees elected to participate in the Employee Stock Purchase Plan with total payroll deductions as of that date equal to $637,000. Purchases were as follows for the periods indicated:

	Shares	Price Per Share	Total Purchases
July 31, 1997	89,986	$6.98	$628,000
January 31, 1998	48,876	$8.38	410,000
July 31, 1998	54,119	$7.14	387,000
January 31, 1999	59,734	$5.85	349,000
July 31, 1999	71,177	$4.89	348,000
January 31, 2000	75,470	$4.84	365,000
July 31, 2000	48,584	$7.65	372,000
January 31, 2001	39,156	$9.00	352,000
July 31, 2001	42,809	$9.44	404,000

	529,911	$6.82	$3,615,000

        There are 220,089 remaining shares eligible for purchase under the Employee Stock Purchase Plan as of December 31, 2001. On January 31, 2002, purchases of 38,408 shares totaling $697,000 were exercised.

        Stock-Based Compensation—The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized in the consolidated statements of income for the stock option grants. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended December 31, 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's Net Income, Basic Earnings Per Share and Diluted Earnings Per Share would have been reduced to the pro forma amounts as follows:

	Years Ended December 31,
	2001	2000	1999
Net Income:
As Reported	$10,271,000	$11,133,000	$5,097,000
Pro Forma	$2,775,000	$9,717,000	$4,053,000
Basic Earnings Per Share:
As Reported	$0.50	$0.79	$0.37
Pro Forma	$0.13	$0.69	$0.29
Diluted Earnings Per Share:
As Reported	$0.47	$0.76	$0.37
Pro Forma	$0.13	$0.56	$0.22

        Using the Black-Scholes valuation model, the estimated per share weighted-average fair value of stock options granted during the years ended December 31, 2001, 2000 and 1999 was $7.94, $4.75 and $2.95, respectively.

        The pro forma effect on the Company's Net Income and Basic Earnings Per Share for 2001, 2000 and 1999 is not representative of the pro forma effect in future years. The pro forma effect does not take into consideration compensation expense related to grants made prior to 1996 or additional grants in future years, which are anticipated. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the periods indicated:

	Years Ended December 31,
	2001	2000	1999
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	51.7%	51.3%	49.7%
Risk-Free Interest Rate	5.28%	5.38%	6.25%

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

        Warrants—On March 9, 1998, the Company entered into a joint-development and marketing arrangement with Kubota Solid Technology Corporation ("KSTC"). This arrangement allowed KSTC to purchase warrants with an aggregate exercise price of up to $3,000,000 to purchase shares of the

Company's common stock. As of December 31, 2001, all warrants were purchased under the arrangement. The exercise price is equal to the fair market value of the common stock on the date of issuance of the warrants. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The arrangement also provided KSTC with marketing rights to a specific technology being developed.

        The Company recorded service revenue related to the development effort and marketing rights provided under the arrangement and issued warrants to KSTC. The following table shows the service revenue recorded and warrants issued for the periods indicated.

	Years Ended December 31,
	2001	2000	1999
Service Revenue Recorded	$—	$—	$924,000
Value of Warrants Issued	$—	$—	$576,000
Shares of Common Stock	—	—	217,864
Average Exercise Price	$—	$—	$6.8850

        The warrants were recorded at fair value based on the Black-Scholes valuation method using the following assumptions: dividend yield of 0.0%; expected volatility between 42.6% and 49.7%; and risk-free interest rates between 5.5% and 7.0%. The warrants issued have exercise prices ranging between $5.8125 per share and $11.375 per share. The Company has no obligation under the arrangement to produce a commercially viable product or technology or to refund any monies contributed by KSTC. In 2001, 177,160 of such warrants were exercised to purchase shares of the Company's common stock for $1,125,000. As of December 31, 2001, warrants to purchase 226,547 shares of the Company's common stock were outstanding under the arrangement, with a weighted average exercise price of $8.28 per share.

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases facilities and equipment under various lease agreements, which range from one to twelve years, which require the following minimum annual rental commitments:

Operating Leases Years Ending December 31,
2002	$7,437,000
2003	6,292,000
2004	6,155,000
2005	5,359,000
2006	4,674,000
Thereafter	27,255,000

$57,172,000

        For the years ended December 31, 2001, 2000 and 1999, the combined annual rental cost for various facilities and equipment under operating leases approximated $11,432,000, $8,356,000 and $7,690,000, respectively. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by others.

        Litigation—The Company is involved in various pending or threatened litigation matters arising out of the normal conduct of our business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

        In October 2001, the Federal Trade Commission (the "FTC") issued an administrative challenge to the Company's 1999 acquisitions of UAI and CSAR. The complaint alleges that these acquisitions substantially lessened competition and tended to create a monopoly in the Nastran market. The commencement of an administrative proceeding by the FTC is not a finding or ruling that the Company has engaged in any improper conduct but instead reflects the FTC's view that there is sufficient reason to believe that a substantial lessening of competition may have occurred to warrant further proceeding before an administrative law judge.

        Relief being sought by the FTC may include, but is not limited to, requiring the Company to release the code underlying the Nastran software product to the Company's competitors. The challenge is currently in the discovery phase. The Company believes that the challenge is without merit and will vigorously defend itself in this matter.

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Unrealized Investment Gain, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$(5,153,000)	$960,000	$(4,193,000)
Other Comprehensive Income (Loss)	(5,071,000)	1,058,000	(4,013,000)

Balance at December 31, 2001	$(10,224,000)	$2,018,000	$(8,206,000)

        The Company does not provide any deferred tax benefit for the currency translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future. The amount of tax associated with the unrealized gain as of December 31, 2001 and 2000 was $1,290,000 and $614,000, respectively.

NOTE 17—SHAREHOLDERS' EQUITY

        Public Offering—During 2001, the Company completed the sale of 4,025,000 shares of the Company's common stock in a public offering. The net proceeds to the Company, after the underwriter discount and expenses, was approximately $67,356,000

        Shareholder Rights Plan—In October 1998, the Company adopted a Shareholder Rights Plan ("the Rights Plan"). As part of the Rights Plan, a special type of dividend was declared on the common stock of the Company distributing these rights to all stockholders of record on October 16, 1998. These rights, which do not have any shareholder rights, including voting or dividend rights, will expire on October 5, 2008, unless earlier redeemed by the Company prior to expiration at a price of $.01 per right. The rights automatically transfer with a transfer of common stock until the time they become exercisable, which happens when certain specified events occur. If the rights become exercisable, they entitle the holders thereof to purchase stock of the Company at a price of $35.00, subject to certain other provisions of the Rights Plan.

        As of December 31, 2001, excluding shares that may be issued under the Rights Plan, shares of common stock reserved for issuance were as follows:

Common Stock Warrants	1,736,547
Employee Stock Option Plans:
1991 Plan	1,710,238
1998 Plan	3,071,267
2001 Plan	2,000,000
AES Options	670,544
Employee Stock Purchase Plan	220,089

9,408,685

NOTE 18—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted Earnings Per Share:

	Net Income	Average Shares Outstanding	Per Share Amount
Year Ended December 31, 2001:
Basic Earnings Per Share	$10,271,000	20,606,000	$0.50
Effect of Dilutive Stock Options and Warrants	—	1,294,000	(0.03)

Diluted Earnings Per Share	$10,271,000	21,900,000	$0.47

Year Ended December 31, 2000:
Basic Earnings Per Share	$11,133,000	14,025,000	$0.79
Effect of Dilutive Stock Options and Warrants	—	589,000	(0.03)

Diluted Earnings Per Share	$11,133,000	14,614,000	$0.76

Year Ended December 31, 1999:
Basic Earnings Per Share	$5,097,000	13,800,000	$0.37
Effect of Dilutive Stock Options and Warrants	—	105,000	—

Diluted Earnings Per Share	$5,097,000	13,905,000	$0.37

        For additional disclosures regarding the convertible subordinated debentures, employee stock options and common stock warrants, refer to Note 4—Financial Instruments and Note 14—Stock Option Plans and Warrants.

        The following table shows the common stock equivalents that were outstanding as of December 31, 2001, 2000 and 1999, but were not included in the computation of Diluted Earnings Per Share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive, or the effect of the conversion would be anti-dilutive:

	Number of Shares	Option Price Per Share
Anti-Dilutive Stock Options:
As of December 31, 1999	2,527,200	$6.313	to	$15.875
As of December 31, 2000	1,530,624	$9.688	to	$25.000
As of December 31, 2001	1,735,730	$14.950	to	$27.500
Anti-Dilutive Common Stock Warrants:
As of December 31, 1999	1,728,300	$6.688	to	$11.375
As of December 31, 2000	1,619,399	$9.813	to	$11.375
As of December 31, 2001	—	$—	to	$—
Anti-Dilutive Convertible Subordinated Debentures:
As of December 31, 1999	3,865,100	$15.150
As of December 31, 2000	3,865,100	$15.150

NOTE 19—RELATED PARTY TRANSACTION

        The Company utilizes, in the normal course of business, the services of Geometric Software Solutions Co. Ltd. ("GSSL"), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. The Chairman and Chief Executive Officer of the Company is a director of GSSL. For the years ended December 31, 2001, 2000 and 1999, the amounts paid by the Company to GSSL were approximately $1,477,000, $1,442,000 and $852,000, respectively. As of December 31, 2001, the Company also owns 520,000 shares of GSSL stock with an original cost of $68,000 and a fair market value of $3,300,000.

NOTE 20—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000.

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001(1)	December 31, 2001
Revenue	$44,657,000	$48,658,000	$62,666,000	$80,116,000
Cost of Revenue	11,920,000	13,943,000	27,211,000	28,536,000

Gross Profit	32,737,000	34,715,000	35,455,000	51,580,000
Operating Expense	29,043,000	28,469,000	35,494,000	41,087,000

Operating Income (Loss)	3,694,000	6,246,000	(39,000)	10,493,000
Other Expense, Net	1,449,000	1,563,000	228,000	295,000

Income (Loss) Before Provision (Benefit) for Income Taxes	2,245,000	4,683,000	(267,000)	10,198,000
Provision (Benefit) for Income Taxes	885,000	1,832,000	(67,000)	3,938,000

NET INCOME (LOSS)	$1,360,000	$2,851,000	$(200,000)	$6,260,000

Basic Earnings (Loss) Per Share	$0.10	$0.19	$(0.01)	$0.22
Diluted Earnings (Loss) Per Share	$0.09	$0.18	$(0.01)	$0.21
Basic Weighted-Average Shares	14,182,000	14,676,000	24,729,000	28,569,000
Diluted Weighted-Average Shares	14,667,000	16,214,000	24,729,000	30,322,000
	Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000(2)
Revenue	$39,347,000	$43,441,000	$43,041,000	$52,195,000
Cost of Revenue	11,067,000	10,725,000	10,588,000	12,473,000

Gross Profit	28,280,000	32,716,000	32,453,000	39,722,000
Operating Expense	25,321,000	27,419,000	27,107,000	30,183,000

Operating Income	2,959,000	5,297,000	5,346,000	9,539,000
Other Expense, Net	1,423,000	1,883,000	1,230,000	2,037,000

Income Before Provision for Income Taxes	1,536,000	3,414,000	4,116,000	7,502,000
Provision for Income Taxes	538,000	1,397,000	1,459,000	2,041,000

NET INCOME	$998,000	$2,017,000	$2,657,000	$5,461,000

Basic Earnings Per Share	$0.07	$0.14	$0.19	$0.39
Diluted Earnings Per Share	$0.07	$0.14	$0.18	$0.34
Basic Weighted-Average Shares	13,905,000	14,008,000	14,093,000	14,129,000
Diluted Weighted-Average Shares	15,158,000	14,564,000	14,759,000	18,380,000

(1)
Includes restructuring charges of $1,894,000.

(2)
Includes a net income tax benefit of $2,256,000 resulting from changes in estimates related to the valuation allowance and other foreign taxes.

NOTE 21—SUBSEQUENT EVENTS

      Exercise of Warrants—On February 20, 2002, warrants to purchase 300,000 shares of the Company's common stock were exercised at $10.00 per share. The aggregate exercise price of $3,000,000 was paid through a reduction of the principal amount of the Company's subordinated notes payable.

        Acquisition—On March 15, 2002, the Company entered into a definitive agreement to acquire Mechanical Dynamics, Inc ("MDI"). MDI is a publicly traded company that develops, markets and supports virtual prototyping solutions. The Company intends to acquire all of the issued and outstanding common shares of MDI in a cash tender offer of $18.85 per share. The aggregate value of the consideration paid will be approximately $130,000,000, a portion of which will be funded by new debt. The acquisition has been approved by the board of directors of both the Company and MDI, but is subject to certain other conditions, including governmental approvals.

REPORT OF KPMG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
MSC.Software Corporation

        We have audited the accompanying consolidated balance sheet of MSC.Software Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC.Software Corporation and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Costa Mesa, California
February 22, 2002, except as
to the last paragraph of Note 21,
which is as of March 15, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
MSC.Software Corporation

        We have audited the accompanying consolidated balance sheet of MSC.Software Corporation as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC.Software Corporation at December 31, 2000, and the consolidated results of its operations and its cash flows for each of two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Los Angeles, California
February 28, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective December 13, 2001, the Company dismissed independent accountants, Ernst & Young LLP as the principal accountant to audit the Company's financial statements.

        Also, effective December 19, 2001, the Company engaged independent accountants KPMG LLP as such principal accountant. This decision to change accountants was recommended by the Registrant's Audit Committee and approved by the Board of Directors.

        During the two fiscal years ended December 31, 2000 and the subsequent interim period through December 13, 2001, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Furthermore, Ernst & Young LLP's reports for the last two years did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002, filed with the Securities and Exchange Commission pursuant to Regulation 14-A. In addition, the information set forth under Item 1 of this Annual Report in Form 10-K under the caption "Executive Officers of the Registrant" is also incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 2001, we utilized the services of Geometric Software Solutions Co. Ltd. ("GSSL"), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. Frank Perna, Jr. is a director of GSSL. In 2001, we paid $1,477,000 to GSSL. As of December 31, 2001, we also own 520,000 shares of GSSL stock with an original cost of $68,000 and a fair market value of $3,300,000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)1. Financial Statements

        The following consolidated financial statements of MSC.Software Corporation, as included in its Annual Report, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders' Equity for the Period January 1, 1999 to December 31, 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Report of KPMG LLP, Independent Auditors
Report of Ernst & Young LLP, Independent Auditors

Item 14(a)2. Financial Statement Schedules

        All schedules have been omitted because the information either has been shown in the consolidated financial statements or notes thereto, or is not applicable or required under the instructions.

Item 14(a)3. Exhibits

Exhibit Number
2.1	Agreement and Plan of Merger, dated March 15, 2002, by and among MSC.Software Corporation, MSC Acquisition II Corp. and Mechanical Dynamics, Inc. (filed as Exhibit 99(d)(1) of MSC.Software Corporation's TO filed March 22, 2002, and incorporated herein by reference).
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
10.11(a)	*
Form of Severance Agreement between MSC.Software Corporation and executive officers thereof (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation's Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).
10.11(b)	*
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
21**		Material Subsidiaries of the Registrant.
23**		Consent of KPMG LLP, Independent Auditors.
23.1*	*	Consent of Ernst & Young LLP, Independent Auditors.

*
Denotes management contract or compensatory plan.

**
Indicates filed herewith.

Item 14(b). Reports on Form 8-K

        Current Report of Form 8-K filed on December 20, 2001, event date: December 13, 2001 (Items 4 and 7)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)
Dated: March 29, 2002	By:	/s/ FRANK PERNA, JR. Frank Perna, Jr. Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ FRANK PERNA, JR. Frank Perna, Jr.	Chairman of the Board and Chief Executive Officer	March 29, 2002
/s/ LOUIS A. GRECO Louis A. Greco	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ LARRY S. BARELS Larry S. Barels	Director	March 29, 2002
/s/ DONALD GLICKMAN Donald Glickman	Director	March 29, 2002
/s/ WILLIAM F. GRUN William F. Grun	Director	March 29, 2002
/s/ GEORGE N. RIORDAN George N. Riordan	Director	March 29, 2002

QuickLinks

MSC.SOFTWARE CORPORATION INDEX TO FORM 10-K DECEMBER 31, 2001
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MSC.SOFTWARE CORPORATION CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND 2000
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE PERIOD JANUARY 1, 1999 TO DECEMBER 31, 2001
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
MSC.SOFTWARE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001, 2000 AND 1999
REPORT OF KPMG LLP, INDEPENDENT AUDITORS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  Item 14(a)1. Financial Statements
  Item 14(a)3. Exhibits
SIGNATURES