Form 10-Q
period 2002-03-31
MSC SOFTWARE CORP
filed 2002-05-15
CIK 717238

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-8722

MSC.SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-2239450 (I.R.S. Employer Identification No.)
2 MacArthur Place, Santa Ana, California (Address of Principal Executive Offices)	92707 (Zip Code)

(714) 540-8900
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒    NO ☐

        As of May 1, 2002, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 29,521,369.

MSC.SOFTWARE CORPORATION
INDEX TO FORM 10-Q
MARCH 31, 2002

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets March 31, 2002 (Unaudited) and December 31, 2001	2
	Consolidated Statements of Operations (Unaudited) Three Months Ended March 31, 2002 and 2001	3
	Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2002 and 2001	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18

MSC.SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$76,297,000	$86,056,000
Investments	5,487,000	3,484,000
Trade Accounts Receivable, Net of Allowance of $2,766,000 and $2,548,000 at March and December, Respectively	81,871,000	82,276,000
Deferred Tax Charges	14,988,000	13,875,000
Other Current Assets	14,583,000	12,309,000

Total Current Assets	193,226,000	198,000,000
Property and Equipment, Net	31,980,000	31,209,000
Capitalized Software Costs, Net	26,831,000	25,952,000
Goodwill and Indefinite Lived Intangibles, Net	151,732,000	151,732,000
Other Intangible Assets, Net	20,461,000	21,623,000
Other Assets	8,031,000	5,139,000

TOTAL ASSETS	$432,261,000	$433,655,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$21,806,000	$22,289,000
Current Portion of Note Payable	533,000	1,333,000
Deferred Revenue	50,631,000	48,578,000
Compensation and Related Expenses	14,362,000	12,767,000
Restructuring Reserve	1,126,000	1,404,000
Other Current Liabilities	14,926,000	22,460,000

Total Current Liabilities	103,384,000	108,831,000

Deferred Income Taxes	15,195,000	14,489,000
Notes Payable to Shareholders, Net	24,279,000	24,178,000
Subordinated Notes Payable, Net	6,691,000	9,185,000
Commitments and Contingencies
Shareholders' Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 29,492,500 and 28,653,100 Issued and Outstanding at March and December, Respectively	295,000	287,000
Additional Paid-in Capital	279,526,000	270,071,000
Accumulated Other Comprehensive Loss	(9,548,000)	(8,206,000)
Retained Earnings	12,716,000	15,097,000
Treasury Shares, At Cost (40,000 Shares)	(277,000)	(277,000)

Total Shareholders' Equity	282,712,000	276,972,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$432,261,000	$433,655,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
REVENUE:
Software	$32,274,000	$31,553,000
Services	13,698,000	13,104,000
Systems	20,468,000	—

Total Revenue	66,440,000	44,657,000

COST OF REVENUE:
Software	5,476,000	5,156,000
Services	9,298,000	6,764,000
Systems	15,495,000	—

Total Cost of Revenue	30,269,000	11,920,000

GROSS PROFIT	36,171,000	32,737,000

OPERATING EXPENSE:
Research and Development	5,960,000	5,372,000
Selling, General and Administrative	33,013,000	20,983,000
Amortization of Goodwill and Other Intangibles	1,061,000	2,688,000

Total Operating Expense	40,034,000	29,043,000

OPERATING INCOME (LOSS)	(3,863,000)	3,694,000

OTHER EXPENSE:
Interest Expense	729,000	1,613,000
Other Expense (Income), Net	(688,000)	(164,000)

Total Other Expense, Net	41,000	1,449,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(3,904,000)	2,245,000
Provision (Benefit) for Income Taxes	(1,523,000)	885,000

NET INCOME (LOSS)	$(2,381,000)	$1,360,000

BASIC EARNINGS (LOSS) PER SHARE	$(0.08)	$0.10

DILUTED EARNINGS (LOSS) PER SHARE	$(0.08)	$0.09

Basic Weighted-Average Shares Outstanding	28,993,000	14,182,000

Diluted Weighted-Average Shares Outstanding	28,993,000	14,667,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,381,000)	$1,360,000
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided By (Used In) Operating Activities:
Provision for Doubtful Accounts	693,000	291,000
Depreciation and Amortization of Property and Equipment	2,209,000	1,210,000
Amortization of Capitalized Software Costs	2,930,000	2,068,000
Amortization of Goodwill and Other Intangibles	1,062,000	2,688,000
Amortization of Discounts	112,000	94,000
Loss on Disposal of Property and Equipment	18,000	1,000
Deferred Income Taxes	(494,000)	72,000
Changes in Assets and Liabilities:
Trade Accounts Receivable	(2,421,000)	(7,503,000)
Other Current Assets	(2,274,000)	357,000
Accounts Payable	(483,000)	398,000
Deferred Revenue	2,053,000	11,021,000
Compensation and Related Expenses	2,136,000	(407,000)
Restructuring Reserve	(278,000)	(23,000)
Other Current Liabilities	(4,701,000)	(3,537,000)

Net Cash Provided By (Used In) Operating Activities	(1,819,000)	8,090,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(2,998,000)	(6,214,000)
Capitalized Software Development Costs	(3,620,000)	(3,374,000)
Other Investing Activities	(4,013,000)	(90,000)

Net Cash Used In Investing Activities	(10,631,000)	(9,678,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Notes Payable	(800,000)	(800,000)
Issuance of Common Stock	3,669,000	851,000

Net Cash Provided By Financing Activities	2,869,000	51,000

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(178,000)	(2,795,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,759,000)	(4,332,000)
Cash and Cash Equivalents at Beginning of Period	86,056,000	28,806,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,297,000	$24,474,000

See accompanying notes to unaudited consolidated financial statements.

MSC.SOFTWARE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MSC.Software Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

        Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Upon adoption of SFAS No. 142 in 2002, the Company ceased to amortize approximately $56,000,000 of goodwill and other indefinite lived intangibles acquired prior to July 1, 2001. We recorded $1,636,000 of amortization on these amounts during the first quarter of 2001. In accordance with SFAS 142, the goodwill resulting from the Advanced Enterprise Solutions, Inc. acquisition in July 2001 of $119,929,000 has never been amortized.

        The following information reflects the Company's results of operations as if SFAS 142 had been adopted on January 1, 2001:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Reported Net Income (Loss)	$(2,381,000)	$1,360,000
Amortization of Goodwill and Indefinite Lived Intangibles	—	1,636,000

Adjusted Net Income (Loss)	$(2,381,000)	$2,996,000

Basic Earnings (Loss) Per Share	$(0.08)	$0.21

Diluted Earnings (Loss) Per Share	$(0.08)	$0.20

        The Company is currently performing the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. The Company's evaluation may result in an impairment under this new method of evaluating goodwill.

        In March 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-7, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets". This consensus provides guidance concerning what the unit of accounting should be for purposes of testing indefinite-lived intangible assets for impairment pursuant to paragraph 17 of SFAS No. 142. EITF Issue No. 02-7 is to be applied upon the initial application of SFAS No. 142. The Company is currently assessing the impact of the adoption of these issues on its financial position and results of operations.

NOTE 3—BUSINESS ACQUISITIONS

        In July 2001, the Company acquired Advanced Enterprise Solutions, Inc. ("AES"). The following summarized unaudited pro forma consolidated results of operations reflects the effect of the AES acquisition as if it had occurred on January 1, 2001. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of January 1, 2001 and should not be construed as representative of future operations.

Three Months Ended March 31, 2001
(Unaudited)
Revenue	$63,021,000

Net Income	$2,126,000

Basic Earnings Per Share	$0.11

Diluted Earnings Per Share	$0.10

NOTE 4—CAPITALIZED SOFTWARE COSTS

        The components of capitalized software costs, as they affected operating income, are as follows:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Capitalized Software Development Costs	$(3,620,000)	$(3,374,000)
Amortization of Capitalized Software Costs	2,930,000	2,068,000

	$(690,000)	$(1,306,000)

        Amortization expense associated with capitalized software costs is reported in cost of software revenue, and capitalized software development costs, net of reserves, are reported as a reduction of research and development expense.

NOTE 5—RESTRUCTURING RESERVE

        The following is the activity in the restructuring reserve for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Balance at Beginning of Period	$1,404,000	$1,340,000
Amounts Paid or Realized	(278,000)	(23,000)

Balance at End of Period	$1,126,000	$1,317,000

NOTE 6—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Numerator:
Numerator for Basic Earnings (Loss) Per Share—Net Income (Loss)	$(2,381,000)	$1,360,000

Denominator:
Denominator for Basic Earnings (Loss) Per Share—Weighted-Average Shares Outstanding	28,993,000	14,182,000
Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	— (1)	485,000	(1)

Denominator for Diluted Earnings (Loss) Per Share	28,993,000	14,667,000

BASIC EARNINGS (LOSS) PER SHARE	$(0.08)	$0.10

DILUTED EARNINGS (LOSS) PER SHARE	$(0.08)	$0.09

(1)
Anti-dilutive options and warrants are excluded from the calculation of Diluted Earnings (Loss) Per Share for the periods indicated.

NOTE 7—OTHER CURRENT LIABILITIES

        The components of other current liabilities are as follows:

	March 31, 2002	December 31, 2001
	(Unaudited)
Sales Tax Payable	$3,876,000	$2,681,000
Royalties Payable	1,283,000	1,192,000
Commissions Payable	1,259,000	2,634,000
Contributions to Profit Sharing Plan	600,000	2,509,000
Interest Payable	521,000	1,078,000
Income Taxes Payable	—	5,308,000
Other Accrued Liabilities	7,387,000	7,058,000

Total Other Current Liabilities	$14,926,000	$22,460,000

NOTE 8—SEGMENT INFORMATION

        The Company's chief operating decision makers review financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenues and gross profit for each segment. The Company does not allocate research and development, selling or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments. The revenues and gross margins attributable to these segments are included in the following table:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenues:
Software	$32,274,000	$31,553,000
Services	13,698,000	13,104,000
Systems	20,468,000	—

Total Revenue	$66,440,000	$44,657,000

Gross Profit:
Software	$26,798,000	$26,397,000
Services	4,400,000	6,340,000
Systems	4,973,000	—

Gross Profit	$36,171,000	$32,737,000

        International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes the revenues of the Company's operations by geographic location:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenues:
The Americas (1)	$41,032,000	$19,470,000
Europe	13,793,000	12,423,000
Asia-Pacific	11,615,000	12,764,000

Total Revenue	$66,440,000	$44,657,000

(1)
Substantially the United States

        The following table summarizes the identifiable assets of the Company's operations by geographic location:

	March 31, 2002	December 31, 2001
	(Unaudited)
Identifiable Assets:
The Americas (1)	$364,432,000	$369,352,000
Europe	40,435,000	37,238,000
Asia-Pacific	27,394,000	27,065,000

Total Identifiable Assets	$432,261,000	$433,655,000

(1)
Substantially the United States

        The net assets of the Company's foreign subsidiaries (excluding intercompany items) totaled $33,045,000 and $34,329,000 as of March 31, 2002 and December 31, 2001, respectively. Long-lived assets included in these amounts were $7,773,000 and $10,296,000 as of March 31, 2002 and December 31, 2001, respectively.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Net Income (Loss)	$(2,381,000)	$1,360,000
Change in Accumulated Translation Adjustment	(2,311,000)	(2,795,000)
Change in Unrealized Investment Gain, Net of Tax	969,000	(503,000)

Comprehensive Loss	$(3,723,000)	$(1,938,000)

        The Company does not provide any deferred tax benefit for the change in accumulated translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future. The amount of tax associated with the unrealized investment gain as of March 31, 2002 was $1,910,000.

NOTE 10—SUBSEQUENT EVENTS

        On April 19, 2002, the Company, through a wholly owned subsidiary, completed the acquisition of over 98% of the outstanding common stock of Mechanical Dynamics, Inc. ("MDI") through a tender offer. MDI develops, markets and supports functional virtual prototyping solutions. The Company believes that the acquisition of MDI will expand the Company's core software offerings, complement the Company's existing product and service offerings, and increase the Company's presence in the product lifecycle management ("PLM") market to better serve customers.

        To accomplish the acquisition of MDI, the Company entered into the Agreement and Plan of Merger dated March 15, 2002 (the "Merger Agreement"), with MDI, pursuant to which, following the satisfaction or waiver of certain conditions, the Company made a tender offer for all of the outstanding shares of common stock at a price of $18.85 per share. The tender offer resulted in the Company acquiring 6,109,922 shares of common stock of MDI, representing approximately 98.3 percent of the outstanding shares of MDI, at an aggregate price of approximately $115,172,000. The Company also has agreed to redeem all outstanding MDI stock options (922,340 options) for total consideration of $10,531,000 (the difference between $18.85 and the exercise price of the options). The Company then completed a merger of a wholly owned subsidiary of the Company with and into MDI, with all remaining shares of common stock of MDI converted into a right to receive $18.85 per share.

        In connection with the acquisition of MDI common stock, the Company entered into a Revolving Credit and Term Loan Agreement ("New Loan Agreement") with various financial institutions. The New Loan Agreement includes a $65,000,000 term loan and a $20,000,000 revolving line of credit. The entire $65,000,000 of the term loan and $6,728,000 of the revolving line of credit was borrowed to partially fund the acquisition.

        The term loan matures in April 2006, requires quarterly principal payments of $4,062,500 and bears interest at the rate of 100 basis points plus the greater of the prime rate or the federal funds rate plus 1%. The revolving line of credit expires on April 1, 2005. Advances carry interest rates equal to, at the Company's election, either:

  a)
  50 basis points plus the greater of the prime rate or the federal funds rate plus 1%; or

  b)
  200 basis points plus a eurocurrency-based rate determined by dividing the per annum interest rate at which deposits in the relevant eurocurrency are offered by other prime banks in the eurocurrency market divided by 100% minus the maximum rate of reserves on eurocurrency liabilities required by Regulation D of the Board of Governors of the Federal Reserve System.

        In addition, the New Loan Agreement provides for a revolving credit facility fee of 50 basis points of the revolving credit aggregate commitment, payable quarterly. Borrowings under the New Loan Agreement are secured by nearly all of our goods and equipment, inventory, contract rights, and intellectual property rights. The New Loan Agreement also contains various covenants which, among other things, require the delivery of regular financial information, the maintenance of various financial ratios and the restriction of dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

        MSC.Software Corporation is a leader in providing high-end engineering analysis technology. We develop and market mechanical computer-aided engineering, or CAE, software for use principally by engineers and designers in industry, research laboratories and universities. Our CAE solutions allow our customer's "design-to-manufacture" team greater freedom to innovate design concepts, optimize complex solutions and exploit materials as a design variable. We also are an information systems reseller and integrator, addressing the needs of small and medium size product development and manufacturing companies.

RESULTS OF OPERATIONS

        The following table sets forth items included in the consolidated statements of operations data as percentages of total revenue for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
REVENUE:
Software	48.6%	70.7%
Services	20.6%	29.3%
Systems	30.8%	0.0%

Total Revenue	100.0%	100.0%

COST OF REVENUE:
Software	8.2%	11.6%
Services	14.0%	15.1%
Systems	23.3%	0.0%

Total Cost of Revenue	45.5%	26.7%

GROSS PROFIT	54.5%	73.3%

OPERATING EXPENSE:
Research and Development	9.0%	12.0%
Selling, General and Administrative	49.7%	47.0%
Amortization of Goodwill and Other Intangibles	1.6%	6.0%

Total Operating Expense	60.3%	65.0%

OPERATING INCOME (LOSS)	(5.8%)	8.3%

OTHER EXPENSE:
Interest Expense	1.1%	3.6%
Other Expense (Income), Net	(1.0%)	(0.3%)

Total Other Expense, Net	0.1%	3.3%

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(5.9%)	5.0%
Provision (Benefit) for Income Taxes	(2.3%)	2.0%

NET INCOME (LOSS)	(3.6%)	3.0%

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

        Net Income (Loss)—Consolidated net loss was ($2,381,000), or ($0.08) per diluted share, in 2002 compared to net income of $1,360,000, or $0.09 per diluted share, in 2001.

        Revenue—We reported revenue of $66,440,000 in 2002 compared to $44,657,000 in 2001, an increase of $21,783,000, or 49%.

        Software Revenue—Software revenue was $32,274,000 for 2002 compared to $31,553,000 for the prior year, an increase of $721,000, or 2%. The increase was primarily attributed to an increase in paid-up licenses, offset by a decrease in recurring software revenues. Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a long-term license for the use of the software.

        Services Revenue—Services revenue was $13,698,000 for 2002 compared to $13,104,000 for the prior year, an increase of $594,000, or 5%. Services revenue includes maintenance, support, consulting and training services. Consulting and training services range from installation and basic consulting to software modification and customization to meet specific customer needs and training. Software support revenue was $8,605,000, or 63% of total services revenue, for 2002 compared to $8,231,000, or 63% of total services revenue, for 2001, an increase of $374,000, or 5%. Revenue from consulting and training services was $5,093,000, or 37% of total services revenue, for 2002 compared to $4,873,000, or 37% of total services revenue, for 2001, an increase of $220,000, or 5%.

        Systems Revenue—Systems revenue includes the resale and integration of computer hardware and operating systems and was $20,468,000 for 2002. The addition of systems revenue in 2002 was primarily due to the acquisition of Advanced Enterprise Solutions ("AES") in July 2001, as well as our High Performance Computing (Linux) sales.

        The following table shows revenue by geographic region and the related growth rates between 2001 and 2002:

	Three Months Ended March 31,		Revenue Growth		% of Total Revenue
	2002	2001	$	%	2002	2001
Revenue:
The Americas	$41,032,000	$19,470,000	$21,562,000	111%	62%	43%
Europe	13,793,000	12,423,000	1,370,000	11%	21%	28%
Asia-Pacific	11,615,000	12,764,000	(1,149,000)	(9%)	17%	29%

Total Revenue	$66,440,000	$44,657,000	$21,783,000	49%	100%	100%

        The increase in revenue for the Americas was primarily due to the acquisition of AES in July 2001. The operations of AES were entirely in the United States. The remaining increase in the Americas revenue was due primarily to increases in paid-up software licenses. The Americas reported an increase of $1,440,000 in software revenue and a slight decrease of $210,000 in services revenue. Europe reported increases of $620,000 in software revenue and $750,000 in services revenue. Asia-Pacific reported a decrease of $1,338,000 in software revenue and an increase of $53,000 in services revenue. Systems revenue in 2002 totaled $20,468,000, which included $20,332,000 for the Americas.

        Revenue growth in 2002 was also impacted from unfavorable foreign currency translation rates for the Euro and the Japanese Yen. Revenue in the current quarter would have been approximately $68,627,000 if translated using the prior year's first quarter foreign currency translation rates. Revenue in local currencies increased 17% and 2% in Europe and Asia-Pacific, respectively. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

        Cost of Revenue—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Total cost of revenue was $30,269,000, or 46% of total revenue, compared to $11,920,000, or 27% of total revenue, for the prior year.

        Cost of Revenue—Software—Cost of revenue—software was $5,476,000, or 17% of software revenue, for 2002 compared to $5,156,000, or 16% of software revenue, for the prior year. These amounts include software amortization of $2,930,000 and $2,068,000 for 2002 and 2001, respectively.

        Cost of Revenue—Services—Cost of revenue—services was $9,298,000 or 68% of services revenue, for 2002 compared to $6,764,000, or 52% of services revenue, for the prior year. The increase in cost of revenue—services was primarily due to an increase in headcount.

        Cost of Revenue—Systems—Cost of revenue—systems was $15,495,000 or 76% of systems revenue, for 2002. The Company anticipates that cost of revenue—services, as a percentage of systems revenue, will continue to approximate 70%-80%.

        Gross Profit—Gross profit, which is total revenue less cost of revenue, was $36,171,000, or 54% of total revenue, for 2002, compared to $32,737,000, or 73% of total revenue, for 2001, an increase of $3,434,000, or 10%. The decrease in gross profit as a percentage of revenue was primarily due to the lower margins on systems revenue as compared with software and services and the decreased gross margin on services revenue as described above.

        Operating Expense—Operating expense was $40,034,000 for 2002 compared to $29,043,000 for the prior year, an increase of $10,991,000, or 38%. As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in the current year would have been approximately $1,700,000 higher if translated using the prior year's first quarter foreign currency translation rates.

        Research and Development—In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2002 was $5,960,000 compared to $5,372,000 for 2001, an increase of $588,000, or 11%. The total gross investment in research and development activities for 2002 was $9,580,000, or 21% of total software and services revenue, compared to $8,746,000, or 20% of total software and services revenue, for the prior year. Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. Capitalized software development costs were $3,620,000 for 2002 compared to $3,374,000 for the prior year, an increase of $246,000, or 7%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

        Selling, General and Administrative—Selling, general and administrative expense was $33,013,000, or 50% of total revenue, for 2002 compared to $20,983,000, or 47% of total revenue, for 2001, an increase of $12,030,000, or 57%. Selling, general and administrative expenses in 2001 were impacted by the acquisition of AES and the relocation of our corporate headquarters during 2001 to Santa Ana, California and Munich, Germany. In addition, approximately $4,500,000 was expensed in the first quarter of 2002 in connection with an FTC administrative proceeding related to two acquisitions completed in 1999. The costs related to the FTC administrative proceeding are expected to continue throughout 2002, in decreasing amounts.

        Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $1,061,000 for 2002 compared to $2,688,000 for 2001. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142 in 2002, we ceased to amortize approximately $56,000,000 of goodwill and other indefinite lived intangibles acquired prior to July 1, 2001. We recorded $1,636,000 of amortization on these amounts during the first quarter of 2001. In accordance with SFAS 142, the goodwill resulting from the AES acquisition in July 2001 of $119,929,000 has never been amortized. Pursuant to SFAS No. 142, we will test goodwill for impairment upon adoption and, if impairment is indicated, record an impairment loss as a cumulative effect of change in accounting principle. We are currently evaluating the effect that the adoption may have on our consolidated results of operation and financial position. Our evaluation may result in an impairment under this new method of evaluating goodwill.

        Operating Income—Operating loss was $3,863,000 for 2002 compared to operating income of $3,694,000 for 2001.

        Total Other Expense—Total other expense was $41,000 for 2002 compared to $1,449,000 for 2001, a decrease of $1,408,000, or 97%.

        Interest Expense—Interest expense was $729,000 for 2002 compared to $1,613,000 for 2001, a decrease of $884,000, or 55%. The reduction in interest expense is primarily due to the conversion and redemption of our convertible subordinated debentures in the third quarter of 2001 and lower outstanding balances on our bank term loan in 2001 as compared to the prior year. These decreases were partially offset by the interest expense on our new notes payable in connection with the acquisition of AES. Interest expense is expected to increase as a result of borrowings subsequent to March 31, 2002, related to our acquisition of Mechanical Dynamics, Inc.

        Other Income—Other income was $688,000 for 2002 compared to $164,000 for 2001. Other income includes interest income, gains and losses on property and equipment, currency translation gains and losses, and other non-operating income and expense.

        Provision for Income Taxes—The effective income tax rate was 39% for both periods presented.

CRITICAL ACCOUNTING POLICIES

        We have identified the following as critical accounting policies to our company: revenue recognition, allowance for doubtful accounts and litigation, capitalized software costs and valuation of long-lived and intangible assets and goodwill. These critical accounting policies have been applied during the first quarter of 2002 consistent with prior periods and the year ended December 31, 2001.

        For further information, refer to the discussion of critical accounting policies included in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions. Net cash used in operating activities was $1,819,000 for the three months ended March 31, 2002 compared to net cash provided by operating activities of $8,090,000 for the three months ended March 31, 2001.

Our working capital (current assets minus current liabilities) at March 31, 2002 was $89,842,000 compared to $89,169,000 at December 31, 2001, an increase of $673,000, or 1%. Cash and cash equivalents at March 31, 2002 was $76,297,000 compared to $86,056,000 at December 31, 2001, a decrease of $9,759,000, or 11%.

        In connection with the acquisition of Mechanical Dynamics, Inc. in April 2002, we entered into a Revolving Credit and Term Loan Agreement ("New Loan Agreement") with various financial institutions. The New Loan Agreement includes a $65,000,000 term loan and a $20,000,000 revolving line of credit. The entire $65,000,000 of the term loan and $6,728,000 of the revolving line of credit was borrowed to partially fund the acquisition. We also used existing cash of approximately $58,000,000 to complete the acquisition. The term loan matures in April 2006, requires quarterly principal payments of $4,062,500 and bears interest at the rate of 100 basis points plus the greater of the prime rate or the federal funds rate plus 1%. The revolving line of credit expires on April 1, 2005. Advances carry interest rates equal to, at our election, either:

  a)
  50 basis points plus the greater of the prime rate or the federal funds rate plus 1%; or

  b)
  200 basis points plus a eurocurrency-based rate determined by dividing the per annum interest rate at which deposits in the relevant eurocurrency are offered by other prime banks in the eurocurrency market divided by 100% minus the maximum rate of reserves on eurocurrency liabilities required by Regulation D of the Board of Governors of the Federal Reserve System.

        In addition, the New Loan Agreement provides for a revolving credit facility fee of 50 basis points of the revolving credit aggregate commitment, payable quarterly. Borrowings under the New Loan Agreement are secured by nearly all of our goods and equipment, inventory, contract rights, and intellectual property rights. The New Loan Agreement also contains various covenants which, among other things, require the delivery of regular financial information, the maintenance of various financial ratios and the restriction of dividends. Our previous Loan and Security Agreement was repaid as part of the New Loan Agreement.

        In 1999, we issued subordinated notes payable in connection with an acquisition in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The estimated interest payment to be paid in July 2002 is $320,000. In February 2002, the holder of these subordinated debentures used $3,000,000 of such debt as payment for the exercise of warrants. The entire remaining principal balance as of March 31, 2002 of $8,000,000 is due by June 2009.

        In connection with the acquisition of AES in July 2001, we issued notes payable to the former shareholders of AES in the aggregate principal amount of $20,000,000. The notes bear interest at 7% with interest only payments due semi-annually in January and July. The estimated interest payment to be paid in July 2002 is $700,000. The entire principal balance as of March 31, 2002 of $20,000,000 is due in July 2003. We also assumed a note payable to Dassault Systemes of America Corporation ("DSA") as part of the acquisition of AES. The note bears interest at 3.2%. We will repay the principal balance of the loan from commissions earned by selling DSA products. Any remaining unpaid principal balance will be due in June 2003. The outstanding principal of the DSA note payable at March 31, 2002 was $4,990,000.

        We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During the first three months of 2002 and 2001, we expended a total of $9,580,000 and $8,746,000, respectively, on development efforts, of which $3,620,000 and $3,374,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

        During the first three months of 2002 and 2001, we acquired $2,998,000 and $6,214,000, respectively, of new property and equipment. The decrease in 2002 was primarily due to additional costs in 2001 associated with the relocation of our Corporate Headquarters to a new facility in Santa Ana, California. Capital expenditures also included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. Our capital expenditures vary from year to year, as required by business needs. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products.

        We do not plan to pay dividends in the foreseeable future. In addition, our New Loan Agreement contains restrictions on the payment of dividends.

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

  •
  Timely development of products which, among other things, must accommodate industry trends such as increasing computing power and increased usage of workstations;

  •
  Fluctuations of the United States dollar versus foreign currencies;

  •
  Economic conditions in Asia-Pacific, Europe and the United States;

  •
  Our ability to reduce costs without adversely impacting revenues or in response to revenue shortfalls;

  •
  Successful involvement of international and domestic business partners;

  •
  Our ability to attract, motivate and retain salespeople, programmers and other key personnel;

  •
  Successful integration of acquired companies;

  •
  Potential disruption from natural hazards;

  •
  Timing of orders from customers;

  •
  Our ability to protect our intellectual property rights;

  •
  Successful defense of a current administrative challenge by the Federal Trade Commission related to certain previous acquisitions;

  •
  Risks inherent in conducting international business;

  •
  Strong competition in the product lifecycle management and system integrator industries;

  •
  Volatility of the price of our common stock;

  •
  The adoption by us of certain anti-takeover provisions; and

  •
  Continued demand for our products, including MSC.Nastran, MSC.Patran, MSC.Marc, MSC.Dytran, MSC.MVision, MSC.Nastran for Windows, and MSC.Working Model 4D.

        The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this section of this report and by the discussion of "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of foreign currency fluctuations and interest rate changes.

        Foreign Currency Risk—International revenues are approximately 40% of our total revenues. International sales are made mostly from our two foreign sales subsidiaries in Germany and Japan and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

        Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

        Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in 2002 was not significant.

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

        Investment Risk—We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during 2001 or 2002.

        Because of the factors stated throughout this document and in our Annual Report on Form 10-K, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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
4.7
Agreement And Plan Of Merger Dated As Of March 15, 2002 among MSC.Software Corporation, MSC Acquisition II Corp. And Mechanical Dynamics, Inc., (filed as Exhibit 99(d)(1) of MSC.Software Corporation's Schedule To Tender Offer Statement Under Section 14(D)(1) Or 13(E)(1) Of The Securities Exchange Act Of 1934, and incorporated herein by reference).
10.1
Revolving Credit And Term Loan Agreement Dated As Of April 18, 2002 Between MSC.Software Corporation, Comerica Bank and BNP Paribas, As Co-Lead Arrangers, Comerica Bank, As Administrative Agent, BNP Paribas And Key Corporate Capital, Inc., As Co-Syndication Agents, and U.S. Bank National Association And The Bank Of Nova Scotia, As Co-Documentation Agents. (Filed as Exhibit 4.1 of MSC.Software Corporations Form 8-K filed on May 6, 2002, and incorporated herein by reference).
** Indicates filed herewith.
(b)
Form 8-K

          Current Report on Form 8-K filed March 22, 2002, event date: March 15, 2002 (Item 5).

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)
Date: May 13, 2002	By:	/s/ LOUIS A. GRECO LOUIS A. GRECO—Chief Financial Officer (Mr. Greco is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

QuickLinks

MSC.SOFTWARE CORPORATION INDEX TO FORM 10-Q MARCH 31, 2002
MSC.SOFTWARE CORPORATION CONSOLIDATED BALANCE SHEETS
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MSC.SOFTWARE CORPORATION NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART II. OTHER INFORMATION
SIGNATURE