Form 10-Q
period 2002-06-30
MSC SOFTWARE CORP
filed 2002-08-14
CIK 717238

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

        As of August 1, 2002, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 29,609,202.

MSC.SOFTWARE CORPORATION
INDEX TO FORM 10-Q
JUNE 30, 2002

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets June 30, 2002 (Unaudited) and December 31, 2001	2
	Condensed Consolidated Statements of Operations (Unaudited) Three and Six Months Ended June 30, 2002 and 2001	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2002 and 2001	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
PART II. OTHER INFORMATION
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission Of Matters To A Vote Of Security Holders	26
Item 6.	Exhibits and Reports on Form 8-K	27

MSC.SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$45,980,000	$86,056,000
Investments	5,021,000	3,484,000
Trade Accounts Receivable, Net of Allowance of $3,414,000 and $2,548,000 at June and December, Respectively	98,797,000	82,276,000
Deferred Tax Charges	17,462,000	13,875,000
Other Current Assets	30,437,000	12,309,000

Total Current Assets	197,697,000	198,000,000
Property and Equipment, Net	36,892,000	31,209,000
Capitalized Software Costs, Net	24,309,000	25,952,000
Goodwill and Indefinite Lived Intangibles, Net	191,847,000	151,732,000
Other Intangible Assets, Net	76,066,000	21,623,000
Other Assets	9,555,000	5,139,000

TOTAL ASSETS	$536,366,000	$433,655,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$40,098,000	$22,289,000
Line of Credit	6,728,000	—
Current Portion of Note Payable	23,063,000	1,333,000
Deferred Revenue	67,446,000	48,578,000
Compensation and Related Expenses	17,341,000	12,767,000
Restructuring Reserve	5,675,000	1,404,000
Other Current Liabilities	22,488,000	22,460,000

Total Current Liabilities	182,839,000	108,831,000

Deferred Income Taxes	36,370,000	14,489,000
Note Payable, Less Current Portion	41,937,000	—
Notes Payable to Shareholders, Net	24,168,000	24,178,000
Subordinated Notes Payable, Net	6,727,000	9,185,000
Commitments and Contingencies
Shareholders' Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 29,586,700 and 28,653,100 Issued and Outstanding at June and December, Respectively	296,000	287,000
Additional Paid-in Capital	280,859,000	270,071,000
Accumulated Other Comprehensive Loss	(3,842,000)	(8,206,000)
Retained Earnings (Accumulated Deficit)	(32,711,000)	15,097,000
Treasury Shares, At Cost (40,000 Shares)	(277,000)	(277,000)

Total Shareholders' Equity	244,325,000	276,972,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$536,366,000	$433,655,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE:
Software	$45,109,000	$34,373,000	$77,383,000	$65,926,000
Services	22,970,000	14,039,000	36,668,000	27,143,000
Systems	27,037,000	246,000	47,505,000	246,000

Total Revenue	95,116,000	48,658,000	161,556,000	93,315,000

COST OF REVENUE:
Software	6,066,000	6,319,000	11,542,000	11,475,000
Services	15,033,000	7,427,000	24,331,000	14,191,000
Systems	21,432,000	197,000	36,927,000	197,000

Total Cost of Revenue	42,531,000	13,943,000	72,800,000	25,863,000

GROSS PROFIT	52,585,000	34,715,000	88,756,000	67,452,000

OPERATING EXPENSE:
Research and Development	6,712,000	5,047,000	12,672,000	10,419,000
Selling, General and Administrative	42,317,000	20,661,000	75,330,000	41,644,000
Restructuring and Other Impairment Charges	7,799,000	—	7,799,000	—
Write-Off of Acquired In-Process R&D	2,380,000	—	2,380,000	—
Amortization of Goodwill and Other Intangibles	1,685,000	2,761,000	2,746,000	5,449,000

Total Operating Expense	60,893,000	28,469,000	100,927,000	57,512,000

OPERATING INCOME (LOSS)	(8,308,000)	6,246,000	(12,171,000)	9,940,000

OTHER EXPENSE:
Interest Expense	1,617,000	1,589,000	2,346,000	3,202,000
Other Expense (Income), Net	(788,000)	(26,000)	(1,476,000)	(190,000)

Total Other Expense, Net	829,000	1,563,000	870,000	3,012,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(9,137,000)	4,683,000	(13,041,000)	6,928,000
Provision (Benefit) for Income Taxes	(3,010,000)	1,832,000	(4,533,000)	2,717,000

NET INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(6,127,000)	2,851,000	(8,508,000)	4,211,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(39,300,000)	—

NET INCOME (LOSS)	$(6,127,000)	$2,851,000	$(47,808,000)	$4,211,000

BASIC EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$(0.21)	$0.19	$(0.29)	$0.29

DILUTED EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$(0.21)	$0.18	$(0.29)	$0.27

BASIC EARNINGS (LOSS) PER SHARE	$(0.21)	$0.19	$(1.63)	$0.29

DILUTED EARNINGS (LOSS) PER SHARE	$(0.21)	$0.18	$(1.63)	$0.27

Basic Weighted-Average Shares Outstanding	29,513,000	14,676,000	29,254,000	14,351,000

Diluted Weighted-Average Shares Outstanding	29,513,000	16,214,000	29,254,000	15,492,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(47,808,000)	$4,211,000
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	842,000	(687,000)
Depreciation and Amortization of Property and Equipment	5,006,000	2,785,000
Amortization of Capitalized Software Costs	5,365,000	4,355,000
Amortization of Goodwill and Other Intangibles	2,748,000	5,449,000
Write-off of Acquired IPR&D	2,380,000	—
Impairment of Capitalized Software	3,759,000	—
Amortization of Discounts	248,000	185,000
Loss on Disposal of Property and Equipment	5,000	7,000
Deferred Income Taxes	(488,000)	181,000
Cumulative Effect of Change in Accounting Principle	39,300,000	—
Other	859,000	77,000
Changes in Assets and Liabilities, Net of Effect of Acquisitions:
Trade Accounts Receivable	(2,128,000)	(2,450,000)
Other Current Assets	(16,279,000)	(2,564,000)
Accounts Payable	11,284,000	228,000
Deferred Revenue	7,578,000	12,674,000
Compensation and Related Expenses	2,693,000	487,000
Restructuring Reserve	111,000	(323,000)
Other Current Liabilities	(1,413,000)	(1,758,000)

Net Cash Provided By Operating Activities	14,062,000	22,857,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(5,963,000)	(11,975,000)
Cash Paid For Acquisition of MDI, Net	(111,283,000)	—
Cash Paid For Other Business Acquired, Net	(4,418,000)	—
Capitalized Software Development Costs	(7,293,000)	(7,063,000)
Other Investing Activities	(1,154,000)	(599,000)

Net Cash Used In Investing Activities	(130,111,000)	(19,637,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Line of Credit or Debt	70,395,000	(4,836,000)
Issuance of Common Stock	3,893,000	8,674,000

Net Cash Provided By Financing Activities	74,288,000	3,838,000

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	1,685,000	(3,587,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,076,000)	3,471,000
Cash and Cash Equivalents at Beginning of Period	86,056,000	28,806,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,980,000	$32,277,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of MSC.Software Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

        Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. In connection with the adoption of SFAS 142, the useful lives of such intangibles were evaluated and no changes were deemed necessary. Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company ceased to amortize approximately $56,000,000 of goodwill and other indefinite lived intangibles acquired prior to July 1, 2001. We recorded $1,700,000 and $3,336,000 of amortization on these amounts during the three and six months ended June 30, 2001, respectively. SFAS No. 142 does not require retroactive restatement for all periods presented.

        The following information reflects the Company's results of operations as if SFAS 142 had been adopted on January 1, 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Reported Net Income (Loss)	$(6,127,000)	$2,851,000	$(47,808,000)	$4,211,000
Amortization of Goodwill and Indefinite Lived Intangibles	—	1,700,000	—	3,336,000

Adjusted Net Income (Loss)	$(6,127,000)	$4,551,000	$(47,808,000)	$7,547,000

Basic Earnings (Loss) Per Share	$(0.21)	$0.31	$(1.63)	$0.53

Diluted Earnings (Loss) Per Share	$(0.21)	$0.28	$(1.63)	$0.49

        Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 9—Segment Information. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

        During the second quarter of 2002, the Company completed the transitional impairment test required under the new rules and recorded a non-cash charge of $39,300,000 to reduce the carrying value of goodwill effective in the first quarter of 2002. The impairment relates entirely to the Company's Systems reporting unit, which was almost entirely generated from the AES acquisition. Such charge is nonoperational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the system segment was estimated using either a discounted cash flow methodology or recent comparable transactions. The Company engaged an independent valuation firm to assist the Company in determining the impairment charge. The impairment primarily resulted from an increase in the Company's stock price immediately prior to the date that the AES acquisition was announced and valued for accounting purposes, as well as a decline in market multiples in the information systems reseller industry.

        Prior to performing the review for impairment, SFAS No. 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company's reporting units. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, effective January 1, 2002, approximately $61,000,000 of the goodwill generated in the AES acquisition, which was previously allocated to the systems reporting unit, has been reallocated to the software and services reporting units.

        In April 2002, the FASB issued Statement No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position.

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS 146 will have on the Company's consolidated financial statements.

NOTE 3—BUSINESS ACQUISITIONS

Mechanical Dynamics, Inc.

        On April 19, 2002, the Company, through a wholly owned subsidiary, completed the acquisition of the outstanding common stock of Mechanical Dynamics, Inc. ("MDI") through a tender offer. MDI develops, markets and supports functional virtual prototyping solutions. The Company believes that the acquisition of MDI will expand the Company's core software offerings, complement the Company's existing product and service offerings, and increase the Company's presence in the product lifecycle management ("PLM") market to better serve customers.

        To accomplish the acquisition of MDI, the Company entered into the Agreement and Plan of Merger dated March 15, 2002 (the "Merger Agreement"), with MDI, pursuant to which, following the consummation of a tender offer and the satisfaction or waiver of certain conditions, all of the remaining outstanding shares of common stock of MDI were converted into the right to receive $18.85 per share. The tender offer and merger resulted in the Company acquiring approximately 6,200,000 shares of common stock of MDI, representing 100 percent of the outstanding shares of MDI, at an aggregate price of approximately $116,877,000. The Company also agreed to redeem all outstanding MDI stock options (922,340 options) for total consideration of $10,531,000 (the difference between $18.85 and the exercise price of the options).

        The acquisition of MDI has been accounted for as a purchase, and accordingly, the results of operations of MDI since April 19, 2002 are included in the Company's condensed consolidated statement of operations. An independent valuation of the intangible assets acquired has been performed and the allocation of the purchase price reflected in the June 30, 2002 condensed consolidated balance sheet is as follows:

Net Tangible Assets Acquired	$19,356,000	(1)
Fair Value of Intangible Assets Acquired, net of deferred tax	33,068,000
Fair Value of In-Process R&D	2,170,000
Goodwill	76,701,000

Total Cost of Acquistion	$131,295,000

Cash Paid for outstanding MDI common shares	$116,877,000
Cash Paid for outstanding MDI stock options	10,531,000
Direct Costs of Acquisition	3,887,000

	$131,295,000

(1)
Includes $4,160,000 of restructuring costs related to MDI (Note 5).

        Net tangible assets acquired include cash, accounts receivable and fixed assets and liabilities assumed principally include accounts payable, accrued compensation and accrued expenses.

        Intangible assets acquired include $31,110,000 of technology acquired to be amortized over ten years and $23,100,000 of identified intangibles. Identified intangibles consist primarily of trademark and tradename and were deemed to have indefinite lives.

        A portion of the purchase price has been allocated to acquired in-process research and development. In-process research and development ("IPR&D") were identified and valued through analysis of data provided by MDI concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Company retained an independent valuation firm to assist the Company in determining the fair value of the acquired assets. The primary technique utilized in valuing the acquired IPR&D was the Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows.

        Developmental projects that had reached technological feasibility were classified as developed technology, and the value was assigned to technology acquired and capitalized as Intangible Assets. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the acquisition.

        In valuing the IPR&D, the Company considered the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The sales estimates used to value the purchased IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by MDI and its competitors. The rates utilized to discount the net cash flows to their present value are based on MDI's weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 15 percent and 20 percent were deemed appropriate for the acquired and in-process technology, respectively.

        The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable.

        The following summarized unaudited pro forma consolidated results of operations reflects the effect of the MDI acquisition as if it had occurred on January 1, 2001. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of January 1, 2001 and should not be construed as representative of future operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenue	$97,064,000	$62,523,000	$176,344,000	$120,646,000

Net Income before Cumulative Change in Accounting Principle	$(7,704,000)	$2,285,000	$(10,945,000)	$2,859,000

Net Income	$(7,704,000)	$2,285,000	$(50,245,000)	$2,859,000

Basic Earnings Per Share before Before Cumulative Change in Accounting Principle	(0.26)	0.16	(0.37)	0.20

Diluted Earnings Per Share before Before Cumulative Change in Accounting Principle	(0.26)	0.14	(0.37)	0.18

Basic Earnings Per Share	$(0.26)	$0.16	$(1.72)	$0.20

Diluted Earnings Per Share	$(0.26)	$0.14	$(1.72)	$0.18

Advanced Enterprise Solutions, Inc.

        In July 2001, the Company acquired AES. The following summarized unaudited pro forma consolidated results of operations reflects the effect of the AES acquisition as if it had occurred on January 1, 2001. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of January 1, 2001 and should not be construed as representative of future operations.

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(Unaudited)	(Unaudited)
Revenue	$67,489,000	$130,510,000

Net Income	$3,075,000	$5,201,000

Basic Earnings Per Share	$0.15	$0.26

Diluted Earnings Per Share	$0.14	$0.25

EASY5

        In May 2002, the Company acquired certain assets and technology known as EASY5 ("EASY5") for cash of $4,418,000 and the assumption of certain liabilities. As a result of this transaction, the Company recognized goodwill of approximately $2,714,000 and other identifiable intangibles of $2,940,000. The Company also acquired $210,000 of in-process research and development costs, which were expensed in the current quarter.

NOTE 4—CAPITALIZED SOFTWARE COSTS

        The components of capitalized software costs, as they affected operating income, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Capitalized Software Development Costs	$(3,673,000)	$(3,689,000)	$(7,293,000)	$(7,063,000)
Amortization of Capitalized Software Costs	2,435,000	2,287,000	5,365,000	4,355,000
Write-off of Impaired Capitalized Software Cost	3,759,000	—	3,759,000	—

	$2,521,000	$(1,402,000)	$1,831,000	$(2,708,000)

        Amortization expense associated with capitalized software costs is reported in cost of software revenue, and capitalized software development costs, net of reserves, are reported as a reduction of research and development expense.

        Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. During the three months ended June 30, 2002, the Company recognized a non-cash, pre-tax impairment charge of $3,759,000 related to capitalized software development costs. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as the Company's restructuring during the quarter.

NOTE 5—RESTRUCTURING RESERVE

        During the second quarter of 2002, the Company recorded total restructuring charges of $8,200,000. Of this amount, the Company recorded $4,160,000 of restructuring costs related to the integration of MDI into the Company. In accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", the costs related to the consolidation of MDI office facilities were included in the purchase price allocation, resulting in additional goodwill. The remaining $4,040,000 was recorded as a charge to income in the second quarter of 2002. These restructuring charges consist of $6,350,000 of charges related to workforce reduction, $1,014,000 to the impairment of assets caused by the terms of the MDI acquisition and $836,000 to the consolidation of existing office facilities and other costs.

        Prior to the date of the financial statements, management with the appropriate level of authority, approved and committed the Company to a plan of termination which included the benefits terminated employees would receive. Prior to June 30, 2002, the expected termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

        The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately six to twenty-four months to sublease the various properties that will be vacated in connection with the consolidation program.

        Amounts related to the lease expense (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms. The Company anticipates completing implementation of its restructuring program during the next twelve months.

        The following is the activity in the restructuring reserve for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Balance at Beginning of Period	$1,126,000	$1,317,000	$1,404,000	$1,340,000
Charges to Expense	4,040,000	—	4,040,000	—
Acquisition Related Additions	4,160,000	—	4,160,000	—
Amounts Paid or Realized	(3,651,000)	(550,000)	(3,929,000)	(573,000)

Balance at End of Period	$5,675,000	$767,000	$5,675,000	$767,000

NOTE 6—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Numerator:
Numerator for Basic Earnings (Loss) Per Share—Net Income (Loss) Before Cumulative Change	$(6,127,000)	$2,851,000	$(8,508,000)	$4,211,000
Cumulative Change in Accounting Principle	—	—	(39,300,000)	—

Numerator for Basic Earnings (Loss) Per Share—Net Income (Loss)	$(6,127,000)	$2,851,000	$(47,808,000)	$4,211,000

Denominator:
Denominator for Basic Earnings (Loss) Per Share— Weighted-Average Shares Outstanding	29,513,000	14,676,000	29,254,000	14,351,000
Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	—	1,538,000	—	1,141,000

Denominator for Diluted Earnings (Loss) per Share	29,513,000	16,214,000	29,254,000	15,492,000

BASIC EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$(0.21)	$0.19	$(0.29)	$0.29

DILUTED EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$(0.21)	$0.18	$(0.29)	$0.27

BASIC EARNINGS (LOSS) PER SHARE	$(0.21)	$0.19	$(1.63)	$0.29

DILUTED EARNINGS (LOSS) PER SHARE	$(0.21)	$0.18	$(1.63)	$0.27

        The computation of diluted earnings (loss) per share for the three months ended June 30, 2002 and 2001 excludes approximately 7,986,000 and 48,000 shares, respectively, relating to the possible exercise of outstanding stock options and warrants. The computation of diluted earnings (loss) per share for the six months ended June 30, 2002 and 2001 excludes approximately 7,986,000 and 375,000 shares, respectively, relating to the possible exercise of outstanding stock options and warrants. These items were not included in the computation of diluted income (loss) per share as their effect would have been anti-dilutive.

NOTE 7—OTHER CURRENT LIABILITIES

        The components of other current liabilities are as follows:

	June 30, 2002	December 31, 2001
	(Unaudited)
Sales Tax Payable	$4,724,000	$2,681,000
Commissions Payable	1,787,000	2,634,000
Contributions to Profit Sharing Plan	1,299,000	2,509,000
Royalties Payable	1,216,000	1,192,000
Interest Payable	1,069,000	1,078,000
Income Taxes Payable	—	5,308,000
Other Accrued Liabilities	12,393,000	7,058,000

Total Other Current Liabilities	$22,488,000	$22,460,000

NOTE 8—NOTES PAYABLE

        In connection with the acquisition of MDI common stock, the Company entered into a Revolving Credit and Term Loan Agreement, and subsequent amendments, ("New Loan Agreement") with various financial institutions ("Lenders"). The New Loan Agreement includes a $65,000,000 term loan and a $6,728,000 revolving line of credit, all of which was borrowed to partially fund the acquisition of MDI.

        The term loan bears interest at the rate of the term loan margin ("Term Loan Margin"), as set forth in the New Loan Agreement, plus the greater of the prime rate or the federal funds rate plus 1%. The Term Loan Margin is 150 basis points as of June 30, 2002 and increases monthly throughout 2002 up to 500 basis points as of December 15, 2002.

        The term loan requires monthly principal payments in various amounts, as described in the New Loan Agreement. Principal maturities related to the term loan as of June 30, 2002 are as follows:

Year Ending December 31,	Amount
2002	$11,063,000
2003	24,000,000
2004	24,000,000
2005	5,937,000

$65,000,000

        The revolving line of credit expires on April 1, 2005. Advances bear interest at the rate of the revolving credit margin ("Revolving Credit Margin"), as set forth in the New Loan Agreement, plus the greater of the prime rate or the federal funds rate plus 1%. The Revolving Credit Margin is 100 basis points as of June 30, 2002 and increases monthly throughout 2002 up to 450 basis points as of December 15, 2002.

        In addition, the New Loan Agreement provides for a revolving credit facility fee of 50 basis points of the revolving credit aggregate commitment, payable quarterly. Borrowings under the New Loan Agreement are secured by nearly all of our goods and equipment, inventory, contract rights, and intellectual property rights.

        During the second quarter of 2002, the Lenders notified the Company that it was in default under its covenant that required the Company to have Consolidated EBITDA for the previous four fiscal quarters (the "Covenant") ended March 31, 2002 of at least $38,500,000. The failure to meet this covenant was primarily the result of the expenses incurred in connection with a Federal Trade Commission administrative proceeding related to two acquisitions the Company completed in 1999. The Lenders granted the Company a waiver of the default for the quarter ended March 31, 2002. Since the Covenant required the Company to maintain a specified level of Consolidated EBITDA for the previous four quarters, the expenses incurred in the quarter ended March 31, 2002 and similar expenses the Company continued to incur in the quarter ended June 30, 2002 made it probable that the Company would be in default under the Covenant at June 30, 2002. Accordingly, the Company and the Lenders amended the Revolving Credit and Term Loan Agreement to contain the terms described above for the New Loan Agreement and, among other things, revise the Covenant to require Consolidated EBITDA for the four fiscal quarters ended June 30, 2002 be at least $30,500,000 and revise the Covenant for subsequent periods by reducing the required levels of Consolidated EBITDA. The amendment also revised certain other covenants and provisions of the Revolving Credit and Term Loan Agreement. As of June 30, 2002, the Company was in compliance with all covenants provided for in the New Loan Agreement, as amended. The amendment provides for an amendment fee totaling approximately $3,200,000 to be paid in installments through December 31, 2003, including approximately $1,200,000 during the remainder of 2002 and $2,000,000 during 2003.

        In connection with the amendment to the New Loan Agreement in July 2002, the note payable due to former owners of AES was extended to June 2004.

NOTE 9—SEGMENT INFORMATION

        The Company's chief operating decision makers review financial information to manage the business consistent with the presentation in the condensed consolidated financial statements, focusing on the revenues and gross profit for each segment. The Company does not allocate research and development, selling or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments. The revenues and gross margins attributable to these segments are included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:
Software	$45,109,000	$34,373,000	$77,383,000	$65,926,000
Services	22,970,000	14,039,000	36,668,000	27,143,000
Systems	27,037,000	246,000	47,505,000	246,000

Total Revenue	$95,116,000	$48,658,000	$161,556,000	$93,315,000

Gross Profit:
Software	$39,043,000	$28,054,000	$65,841,000	$54,451,000
Services	7,937,000	6,612,000	12,337,000	12,952,000
Systems	5,605,000	49,000	10,578,000	49,000

Gross Profit	$52,585,000	$34,715,000	$88,756,000	$67,452,000

        International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. Revenue is attributed to the country in which the customer is located. The following table summarizes the revenues of the Company's operations by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:
The Americas(1)	$49,899,000	$20,544,000	$90,931,000	$40,014,000
Europe	22,104,000	13,606,000	35,897,000	26,029,000
Asia-Pacific	23,113,000	14,508,000	34,728,000	27,272,000

Total Revenue	$95,116,000	$48,658,000	$161,556,000	$93,315,000

(1)
Substantially the United States

        The following table summarizes the identifiable assets of the Company's operations by geographic location:

	June 30, 2002	December 31, 2001
	(Unaudited)
Identifiable Assets:
The Americas(1)	$447,622,000	$369,352,000
Europe	49,818,000	37,238,000
Asia-Pacific	38,926,000	27,065,000

Total Identifiable Assets	$536,366,000	$433,655,000

(1)
Substantially the United States

        The net assets of the Company's foreign subsidiaries (excluding intercompany items) totaled $36,940,000 and $34,329,000 as of June 30, 2002 and December 31, 2001, respectively. Long-lived assets included in these amounts were $10,537,000 and $10,296,000 as of June 30, 2002 and December 31, 2001, respectively.

NOTE 10—COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net Income (Loss)	$(6,127,000)	$2,851,000	$(47,808,000)	$4,211,000
Change in Accumulated Translation Adjustment	5,672,000	(792,000)	3,361,000	(3,587,000)
Change in Unrealized Investment Gain, Net of Tax	34,000	215,000	1,003,000	(288,000)

Comprehensive Loss	$(421,000)	$2,274,000	$(43,444,000)	$336,000

        The Company does not provide any deferred tax benefit for the change in accumulated translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future. The amount of tax associated with the unrealized investment gain as of June 30, 2002 was $1,932,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

        MSC.Software Corporation is a leader in providing high-end engineering analysis technology. We develop and market mechanical computer-aided engineering, or CAE, software and virtual prototyping solutions for use principally by engineers and designers in industry, research laboratories and universities. Our solutions allow our customer's "design-to-manufacture" team greater freedom to innovate design concepts, optimize complex solutions and exploit materials as a design variable. We also are an information systems reseller and integrator, addressing the needs of small and medium size product development and manufacturing companies.

RESULTS OF OPERATIONS

        The following table sets forth items included in the condensed consolidated statements of operations data as percentages of total revenue for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE:
Software	47.4%	70.6%	47.9%	70.6%
Services	24.2%	28.9%	22.7%	29.1%
Systems	28.4%	0.5%	29.4%	0.3%

Total Revenue	100.0%	100.0%	100.0%	100.0%

COST OF REVENUE:
Software	6.4%	13.0%	7.1%	12.3%
Services	15.8%	15.3%	15.1%	15.2%
Systems	22.5%	0.4%	22.9%	0.2%

Total Cost of Revenue	44.7%	28.7%	45.1%	27.7%

GROSS PROFIT	55.3%	71.3%	54.9%	72.3%

OPERATING EXPENSE:
Research and Development	7.1%	10.4%	7.8%	11.2%
Selling, General and Administrative	44.4%	42.4%	46.6%	44.6%
Restructuring Charges	8.2%	0.0%	4.8%	0.0%
Write-Off of Acquired In-Process R&D	2.5%	0.0%	1.5%	0.0%
Amortization of Goodwill and Other Intangibles	1.8%	5.7%	1.7%	5.8%

Total Operating Expense	64.0%	58.5%	62.4%	61.6%

OPERATING INCOME (LOSS)	(8.7)%	12.8%	(7.5)%	10.7%

OTHER EXPENSE:
Interest Expense	1.7%	3.3%	1.5%	3.4%
Other Expense (Income), Net	(0.8)%	(0.1)%	(0.9)%	(0.2)%

Total Other Expense, Net	0.9%	3.2%	0.6%	3.2%

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLES	(9.6)%	9.6%	(8.1)%	7.5%
Provision (Benefit) for Income Taxes	(3.2)%	3.7%	(2.8)%	2.9%

NET INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(6.4)%	5.9%	(5.3)%	4.6%

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

        Net Income (Loss)—Consolidated net loss was ($6,127,000), or ($0.21) per diluted share, in 2002 compared to net income of $2,851,000, or $0.18 per diluted share, in 2001.

        Revenue—We reported revenue of $95,116,000 in 2002 compared to $48,658,000 in 2001, an increase of $46,458,000, or 95%.

        Software Revenue—Software revenue was $45,109,000 for 2002 compared to $34,373,000 for the prior year, an increase of $10,736,000, or 31%. The increase was primarily attributed to an increase in paid-up licenses and the acquisition of MDI, offset by a decrease in recurring software revenues. Software revenue generated from the newly acquired MDI was $5,700,000 or 13% of total software revenue. Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a long-term license for the use of the software.

        Services Revenue—Services revenue was $22,970,000 for 2002 compared to $14,039,000 for the prior year, an increase of $8,931,000, or 64%. Services revenue includes maintenance, support, consulting and training services. Consulting and training services range from installation and basic consulting to software modification and customization to meet specific customer needs and training. Software support revenue was $12,796,000, or 56% of total services revenue, for 2002 compared to $8,334,000, or 59% of total services revenue, for 2001, an increase of $4,462,000, or 54%. Revenue from consulting and training services was $10,174,000, or 44% of total services revenue, for 2002 compared to $5,705,000, or 41% of total services revenue, for 2001, an increase of $4,469,000, or 78%. The increase was primarily due to the acquisition of MDI. The newly acquired MDI generated software support revenue of $3,549,000, or 28% of total software support revenue, and consulting and training services revenue of $3,055,000, or 30% of total consulting and training services revenue.

        Systems Revenue—Systems revenue includes the resale and integration of computer hardware and operating systems and was $27,037,000 for 2002 compared to $246,000 for 2001. The increase in systems revenue in 2002 was primarily due to the acquisition of Advanced Enterprise Solutions ("AES") in July 2001, as well as our High Performance Computing (Linux) sales.

        The following table shows revenue by geographic region and the related growth rates between 2001 and 2002:

	Three Months Ended June 30,		Revenue Growth		% of Total Revenue
	2002	2001	$	%	2002	2001
Revenue:
The Americas	$49,899,000	$20,544,000	$29,355,000	143%	53%	42%
Europe	22,104,000	13,606,000	8,498,000	62%	23%	28%
Asia-Pacific	23,113,000	14,508,000	8,605,000	59%	24%	30%

Total Revenue	$95,116,000	$48,658,000	$46,458,000	95%	100%	100%

        The increase in revenue for the Americas was primarily due to the acquisition of AES in July 2001 and the acquisition of MDI in April 2002. The operations of AES were entirely in the United States. The remaining increase in the Americas revenue was due primarily to increases in paid-up software licenses. The Americas reported an increase of $2,542,000 in software revenue and an increase of $2,917,000 in services revenue. Revenue in the Americas generated from the newly acquired MDI was $1,273,000 of software revenue and $1,982,000 of services revenue. Europe reported increases of $4,371,000 in software revenue and $2,666,000 in services revenue. Revenue in Europe generated from the newly acquired MDI was $1,827,000 of software revenue and $2,176,000 of services revenue.

Asia-Pacific reported an increase of $3,823,000 in software revenue and an increase of $3,348,000 in services revenue. Revenue in Asia-Pacific generated from the newly acquired MDI was $2,600,000 of software revenue and $2,446,000 of services revenue. Systems revenue in 2002 totaled $27,037,000, which included $24,009,000 for the Americas.

        Cost of Revenue—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Total cost of revenue was $42,531,000, or 45% of total revenue, compared to $13,943,000, or 29% of total revenue, for the prior year.

        Cost of Revenue—Software—Cost of revenue—software was $6,066,000, or 13% of software revenue, for 2002 compared to $6,319,000, or 18% of software revenue, for the prior year. These amounts include software amortization of $2,435,000 and $2,287,000 for 2002 and 2001, respectively. The decrease in cost of revenue—software was primarily due to a decrease in royalties paid in the second quarter of 2002.

        Cost of Revenue—Services—Cost of revenue—services was $15,033,000 or 65% of services revenue, for 2002 compared to $7,427,000, or 53% of services revenue, for the prior year. The increase in cost of revenue—services was primarily due to an increase in headcount.

        Cost of Revenue—Systems—Cost of revenue—systems was $21,432,000 or 79% of systems revenue, for 2002 compared to $197,000, or 80% of systems revenue, for 2001. The Company anticipates that cost of revenue—systems, as a percentage of systems revenue, will continue to approximate 75%-80%.

        Gross Profit—Gross profit, which is total revenue less cost of revenue, was $52,585,000, or 55% of total revenue, for 2002, compared to $34,715,000, or 71% of total revenue, for 2001, an increase of $17,870,000, or 51%. The decrease in gross profit as a percentage of revenue was primarily due to the lower margins on systems revenue as compared with software and services and the decreased gross margin on services revenue as described above.

        Operating Expense—Operating expense was $60,893,000 for 2002 compared to $28,469,000 for the prior year, an increase of $32,424,000, or 114%.

        Research and Development—In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2002 was $6,712,000 compared to $5,047,000 for 2001, an increase of $1,665,000, or 33%. The total gross investment in research and development activities for 2002 was $10,385,000, or 15% of total software and services revenue, compared to $8,736,000, or 18% of total software and services revenue, for the prior year. Capitalized software development costs were $3,673,000 for 2002 compared to $3,689,000 for the prior year, a decrease of $16,000, or less than 1%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

        Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86 and SFAS No. 144. In the second quarter of 2002, $3,759,000 of capitalized software development costs was deemed to be impaired and was written off in accordance with SFAS No. 86. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during the quarter.

        Selling, General and Administrative—Selling, general and administrative expense was $42,317,000, or 44% of total revenue, for 2002 compared to $20,661,000, or 42% of total revenue, for 2001, an increase of $21,656,000, or 105%. Selling, general and administrative expenses in 2002 increased as compared to 2001 partially as a result of the acquisition of AES in July 2001 and the acquisition of MDI in April 2002. In addition, legal fees in the amount of approximately $4,600,000 was expensed in the second quarter of 2002 in connection with a Federal Trade Commission administrative proceeding related to two acquisitions we completed in 1999.

        Restructuring and Other Impairment Charges—Restructuring charges were $4,040,000, or 4% of total revenue, for 2002. We recorded $8,200,000 of gross restructuring charges in the second quarter, $4,160,000 of which were included in the cost of acquisition of MDI. These restructuring charges consist of $6,350,000 of charges related to workforce reductions, $1,014,000 to asset write-downs, and $836,000 to the consolidation of office facilities and other costs. There were no restructuring charges in the second quarter of 2001. In addition, we recorded the capitalized software impairments described above.

        Write-Off of Acquired In-Process R&D—FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," requires that any portion of the purchase price allocated to assets to be used in research and development projects that have no alternative future use be charged to expense at the date of the acquisition. Accordingly, during the second quarter of 2002, we wrote off $2,170,000 of in-process research and development acquired in connection with the acquisition of MDI and $210,000 of such charges related to the acquisition of EASY5.

        Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $1,685,000 for 2002 compared to $2,761,000 for 2001. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142 in the first quarter of 2002, we ceased to amortize approximately $56,000,000 of goodwill and other indefinite lived intangibles acquired prior to July 1, 2001. We recorded $1,700,000 of amortization on these amounts during the second quarter of 2001. In accordance with SFAS 142, the goodwill resulting from the AES and MDI acquisitions have never been amortized.

        Operating Income—Operating loss was $8,308,000 for 2002 compared to operating income of $6,246,000 for 2001.

        Total Other Expense—Total other expense was $829,000 for 2002 compared to $1,563,000 for 2001, a decrease of $734,000, or 47%.

        Interest Expense—Interest expense was $1,617,000 for 2002 compared to $1,589,000 for 2001, an increase of $28,000, or 2%. The increase in interest expense is primarily due to the debt incurred in connection with the acquisitions of MDI and AES, offset by the conversion and redemption of our convertible subordinated debentures in the third quarter of 2001.

        Other Income—Other income was $788,000 for 2002 compared to $26,000 for 2001. Other income includes interest income, gains and losses on property and equipment, currency translation gains and losses, and other non-operating income and expense.

        Provision for Income Taxes—The estimated effective income tax rate was approximately 33% for 2002 as compared to 39% for 2001. The decrease in the effective tax rate is primarily due to the write-off of acquired in-process R&D, which is not tax deductible. As a result, our loss for tax purposes and the effective tax benefit are reduced accordingly.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

        Net Income (Loss)—Consolidated net loss was ($47,808,000), or ($1.63) per diluted share, in 2002 compared to net income of $4,211,000, or $0.27 per diluted share, in 2001.

        Revenue—We reported revenue of $161,556,000 in 2002 compared to $93,315,000 in 2001, an increase of $68,241,000, or 73%.

        Software Revenue—Software revenue was $77,383,000 for 2002 compared to $65,926,000 for the prior year, an increase of $11,457,000, or 17%. The increase was primarily attributed to an increase in paid-up licenses and the acquisition of MDI, offset by a decrease in recurring software revenues.

        Services Revenue—Services revenue was $36,668,000 for 2002 compared to $27,143,000 for the prior year, an increase of $9,525,000, or 35%. Software support revenue was $21,401,000, or 58% of total services revenue, for 2002 compared to $16,565,000, or 61% of total services revenue, for 2001, an increase of $4,836,000, or 29%. Revenue from consulting and training services was $15,267,000, or 42% of total services revenue, for 2002 compared to $10,578,000, or 39% of total services revenue, for 2001, an increase of $4,689,000, or 44%. The increase in services revenue was primarily due to the acquisition of MDI.

        Systems Revenue—Systems revenue was $47,505,000 for 2002 compared to $246,000 for 2001. The increase in systems revenue in 2002 was primarily due to the acquisition of AES in July 2001, as well as our High Performance Computing (Linux) sales.

        The following table shows revenue by geographic region and the related growth rates between 2001 and 2002:

	Six Months Ended June 30,		Revenue Growth		% of Total Revenue
	2002	2001	$	%	200	2001
Revenue:
The Americas	$90,931,000	$40,014,000	$50,917,000	127%	56%	43%
Europe	35,897,000	26,029,000	9,868,000	38%	22%	28%
Asia-Pacific	34,728,000	27,272,000	7,456,000	27%	22%	29%

Total Revenue	$161,556,000	$93,315,000	$68,241,000	73%	100%	100%

        The increase in revenue for the Americas was primarily due to the acquisition of AES in July 2001 and the acquisition of MDI in April 2002. The operations of AES were entirely in the United States. The remaining increase in the Americas revenue was due primarily to increases in paid-up software licenses. The Americas reported an increase of $3,981,000 in software revenue and an increase of $2,708,000 in services revenue. Revenue in the Americas generated from the newly acquired MDI was $1,273,000 of software revenue and $1,982,000 of services revenue. Europe reported increases of $4,991,000 in software revenue and $3,416,000 in services revenue. Revenue in Europe generated from the newly acquired MDI was $1,827,000 of software revenue and $2,176,000 of services revenue. Asia-Pacific reported an increase of $2,485,000 in software revenue and an increase of $3,401,000 in services revenue. Revenue in Asia-Pacific generated from the newly acquired MDI was $2,600,000 of software revenue and $2,446,000 of services revenue. Systems revenue in 2002 totaled $47,505,000, which included $44,341,000 for the Americas.

        Revenue growth in 2002 was also impacted from unfavorable foreign currency translation rates for the Euro and the Japanese Yen. Revenue for the six months ended June 30, 2002 would have been approximately $164,553,000 if translated using the prior year's foreign currency translation rates. Revenue in local currencies increased 39% and 37% in Europe and Asia-Pacific, respectively. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

        Cost of Revenue—Total cost of revenue was $72,800,000, or 45% of total revenue for 2002, compared to $25,863,000, or 28% of total revenue, for the prior year.

        Cost of Revenue—Software—Cost of revenue—software was $11,542,000, or 15% of software revenue, for 2002 compared to $11,475,000, or 17% of software revenue, for the prior year. These amounts include software amortization of $5,365,000 and $4,355,000 for 2002 and 2001, respectively.

        Cost of Revenue—Services—Cost of revenue—services was $24,331,000 or 66% of services revenue, for 2002 compared to $14,191,000, or 52% of services revenue, for the prior year. The increase in cost of revenue—services was primarily due to an increase in headcount.

        Cost of Revenue—Systems—Cost of revenue—systems was $36,927,000 or 78% of systems revenue, for 2002 compared to $197,000, or 80% of systems revenue, for 2001. The Company anticipates that cost of revenue—systems, as a percentage of systems revenue, will continue to approximate 75%-80%.

        Gross Profit—Gross profit was $88,756,000, or 55% of total revenue, for 2002, compared to $67,452,000, or 72% of total revenue, for 2001, an increase of $21,304,000, or 32%. The decrease in gross profit as a percentage of revenue was primarily due to the lower margins on systems revenue as compared with software and services and the decreased gross margin on services revenue as described above.

        Operating Expense—Operating expense was $100,927,000 for 2002 compared to $57,512,000 for the prior year, an increase of $43,415,000, or 75%. As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in the current year would have been approximately $1,800,000 higher if translated using the prior year's foreign currency translation rates.

        Research and Development—Research and development expense for 2002 was $12,672,000 compared to $10,419,000 for 2001, an increase of $2,253,000, or 22%. The total gross investment in research and development activities for 2002 was $19,965,000, or 18% of total software and services revenue, compared to $17,482,000, or 19% of total software and services revenue, for the prior year. Capitalized software development costs were $7,293,000 for 2002 compared to $7,063,000 for the prior year, an increase of $230,000, or 3%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

        In the second quarter of 2002, $3,759,000 of capitalized software development costs were deemed to be impaired and were written off in accordance with SFAS No. 86. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as the Company's restructuring during the quarter.

        Selling, General and Administrative—Selling, general and administrative expense was $75,330,000, or 47% of total revenue, for 2002 compared to $41,644,000, or 45% of total revenue, for 2001, an increase of $33,686,000, or 81%. Selling, general and administrative expenses in 2002 increased as compared to 2001 partially as a result of the acquisition of AES in July 2001 and the acquisition of MDI in April 2002. In addition, legal fees totaling approximately $9,100,000 was expensed in the six months ended June 30, 2002 in connection with an FTC administrative proceeding related to two acquisitions we completed in 1999.

        Restructuring and Other Impairment Charges—Restructuring charges were $4,040,000, or 3% of total revenue, for 2002. We recorded $8,200,000 of gross restructuring charges in 2002, $4,160,000 of which was included in the cost of acquisition of MDI. These restructuring charges consist of $6,350,000 of charges related to workforce reductions, $1,014,000 to asset write-downs and $836,000 to the consolidation of office facilities and other costs. There were no restructuring charges during the six months ended June 30, 2001. In addition, we recorded the capitalized software impairments described above.

        Write-Off of Acquired In-Process R&D—FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," requires that any portion of the purchase price allocated to assets to be used in research and development projects that have no alternative future use be charged to expense at the date of the acquisition. Accordingly, during 2002, we wrote off $2,170,000 of in-process research and development acquired in connection with the acquisition of MDI and $210,000 of in-process research and development acquired in connection with the acquisition of EASY5.

        Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $2,746,000 for 2002 compared to $5,449,000 for 2001. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142 in the first quarter of 2002, we ceased to amortize approximately $56,000,000 of goodwill and other indefinite lived intangibles acquired prior to July 1, 2001. We recorded $3,336,000 of amortization on these amounts during the six months ended June 30, 2001. In accordance with SFAS 142, the goodwill resulting from the AES and MDI acquisitions has never been amortized. During the second quarter of 2002, we completed the required transitional impairment test under the new rules and recorded a one-time, non-cash charge of $39,300,000 to reduce the carrying value of the goodwill related to our Systems reporting unit. The impairment relates entirely to the Company's Systems reporting unit, which was almost entirely generated from the AES acquisition. Such charge is non-operational in nature and is reflected as a cumulative effect of change in accounting principle. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the Systems segment was estimated using either a discounted cash flow methodology or recent comparable transaction. We engaged an independent valuation firm to assist us in determining the impairment charge. The impairment primarily resulted from an increase in the Company's stock price immediately prior to the date that the AES acquisition was announced and valued for accounting purposes, as well as a decline in market multiples in the information systems reseller industry.

        Operating Income (Loss)—Operating loss was $12,171,000 for 2002 compared to operating income of $9,940,000 for 2001.

        Total Other Expense—Total other expense was $870,000 for 2002 compared to $3,012,000 for 2001, a decrease of $2,142,000, or 71%.

        Interest Expense—Interest expense was $2,346,000 for 2002 compared to $3,202,000 for 2001, a decrease of $856,000, or 27%. The reduction in interest expense is primarily due to the conversion and redemption of our convertible subordinated debentures in the third quarter of 2001, partially offset by the interest expense on our new debt incurred in connection with the acquisitions of AES and MDI.

        Other Income—Other income was $1,476,000 for 2002 compared to $190,000 for 2001. Other income includes interest income, gains and losses on property and equipment, currency translation gains and losses, and other non-operating income and expense.

        Provision for Income Taxes—The estimated effective income tax rate was approximately 35% for 2002 as compared to 39% for 2001. The decrease in the effective tax rate is primarily due to the write-off of acquired in-process R&D, which is not tax deductible. As a result, our loss for tax purposes and the effective tax benefit rate are reduced accordingly.

CRITICAL ACCOUNTING POLICIES

        We have identified the following as critical accounting policies to our company: revenue recognition, allowance for doubtful accounts and litigation, capitalized software costs and valuation of long-lived and intangible assets and goodwill. These critical accounting policies have been applied during the six months ended June 30, 2002 consistent with prior periods and the year ended December 31, 2001.

        For further information, refer to the discussion of critical accounting policies included in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $14,062,000 for the six months ended June 30, 2002 compared to net cash provided by operating activities of $22,857,000 for the six months ended June 30, 2001. The decrease in net cash provided by operations is primarily due to the legal costs totaling approximately $9,100,000 during 2002 in connection with the FTC administrative proceeding. Our working capital (current assets minus current liabilities) at June 30, 2002 was $14,858,000 compared to $89,169,000 at December 31, 2001, a decrease of $74,311,000, or 83%. Cash and cash equivalents at June 30, 2002 was $45,980,000 compared to $86,056,000 at December 31, 2001, a decrease of $40,076,000, or 47%. The decrease in working capital and cash is the result of the cash paid to acquire MDI, which was funded by existing cash and new debt.

        In connection with the acquisition of MDI common stock, we entered into a Revolving Credit and Term Loan Agreement and subsequent amendments ("New Loan Agreement"), with various financial institutions ("Lenders"). The New Loan Agreement includes a $65,000,000 term loan and a $6,728,000 revolving line of credit, all of which was borrowed to partially fund the acquisition of MDI. We also used existing cash of approximately $58,000,000 to complete the acquisition.

        The term loan bears interest at the rate of the term loan margin ("Term Loan Margin"), as set forth in the New Loan Agreement, plus the greater of the prime rate or the federal funds rate plus 1%. The Term Loan Margin is 150 basis points as of June 30, 2002 and increases monthly throughout 2002 up to 500 basis points as of December 15, 2002.

        The term loan requires monthly principal payments in various amounts, as described in the New Loan Agreement. Principal maturities related to the term loan as of June 30, 2002 are as follows:

Year Ending December 31,	Amount
2002	$11,063,000
2003	24,000,000
2004	24,000,000
2005	5,937,000

$65,000,000

        The revolving line of credit expires on April 1, 2005. Advances bear interest at the rate of the revolving credit margin ("Revolving Credit Margin"), as set forth in the New Loan Agreement, plus the greater of the prime rate or the federal funds rate plus 1%. The Revolving Credit Margin is 100 basis points as of June 30, 2002 and increases monthly throughout 2002 up to 450 basis points as of December 15, 2002.

        In addition, the New Loan Agreement provides for a revolving credit facility fee of 50 basis points of the revolving credit aggregate commitment, payable quarterly. Borrowings under the New Loan Agreement are secured by nearly all of our goods and equipment, inventory, contract rights, and intellectual property rights.

        During the second quarter of 2002, the Lenders notified the Company that it was in default under its covenant that required the Company to have Consolidated EBITDA for the previous four fiscal quarters (the "Covenant") ended March 31, 2002 of at least $38,500,000. The failure to meet this covenant was primarily the result of the expenses incurred in connection with a Federal Trade Commission administrative proceeding related to two acquisitions we completed in 1999. The Lenders granted the Company a waiver of the default for the quarter ended March 31, 2002. Since the Covenant required the Company to maintain a specified level of Consolidated EBITDA for the previous four quarters, the expenses incurred in the quarter ended March 31, 2002 and similar expenses the Company continued to incur in the quarter ended June 30, 2002 made it probable that the Company would be in default under the Covenant at June 30, 2002. Accordingly, the Company and the Lenders amended the Revolving Credit and Term Loan Agreement to contain the terms described above for the New Loan Agreement and, among other things, revise the Covenant to require Consolidated EBITDA for the four fiscal quarters ended June 30, 2002 be at least $30,500,000 and revise the Covenant for subsequent periods by reducing the required levels of Consolidated EBITDA. The amendment also revised certain other covenants and provisions of the Revolving Credit and Term Loan Agreement. As of June 30, 2002, the Company was in compliance with all covenants provided for in the New Loan Agreement, as amended. The amendment provides for an amendment fee totaling approximately $3,200,000 to be paid in installments through December 31, 2003, including approximately $1,200,000 during the remainder of 2002 and $2,000,000 during 2003.

        In 1999, we issued subordinated notes payable in connection with an acquisition in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The estimated interest payment in July 2002 is $320,000. In February 2002, the holder of these subordinated debentures used $3,000,000 of such debt as payment for the exercise of warrants. The entire remaining principal balance as of June 30, 2002 of $8,000,000 is due by June 2009.

        In connection with the acquisition of AES in July 2001, we issued notes payable to the former shareholders of AES in the aggregate principal amount of $20,000,000. The notes bear interest at 7% with interest only payments due semi-annually in January and July. The estimated interest payment in July 2002 is $700,000. The entire principal balance as of June 30, 2002 of $20,000,000 is due in July 2004. We also assumed a note payable to Dassault Systemes of America Corporation ("DSA") as part of the acquisition of AES. The note bears interest at 3.2%. We will repay the principal balance of the loan from commissions earned by selling DSA products. Any remaining unpaid principal balance will be due in June 2003. The outstanding principal of the DSA note payable at June 30, 2002 was $4,779,000.

        We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During the first six months of 2002 and 2001, we expended a total of $19,965,000 and $17,482,000, respectively, on development efforts, of which $7,293,000 and $7,063,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

        During the first six months of 2002 and 2001, we acquired $5,963,000 and $11,975,000, respectively, of new property and equipment. The decrease in 2002 was primarily due to additional costs in 2001 associated with the relocation of our Corporate Headquarters to a new facility in Santa Ana, California. Capital expenditures also included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. Our capital expenditures vary from year to year, as required by business needs. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products.

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

  •
  The adoption by us of certain anti-takeover provisions; and

  •
  Continued demand for our products, including MSC.Nastran, MSC.Patran, MSC.Marc, MSC.Dytran, MSC.MVision, MSC.Nastran for Windows, MSC.Working Model 4D and MSC.Adams.

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

        Foreign Currency Risk—International revenues are approximately 44% of our total revenues. International sales are made mostly from our two foreign sales subsidiaries in Germany and Japan and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

        Interest Rate Risk—Our exposure to market rate risks for changes in interest rates relates to any borrowings under our line of credit and notes payable. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

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

PART II—OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        During the second quarter of 2002, the lenders (the "Lenders") under the Company's Revolving Credit and Term Loan Agreement notified the Company that it was in default under its covenant that required the Company to have Consolidated EBITDA for the previous four fiscal quarters (the "Covenant") ended March 31, 2002 of at least $38,500,000. The failure to meet this covenant was primarily the result of the expenses incurred in connection with a Federal Trade Commission administrative proceeding related to two acquisitions we completed in 1999. The Lenders granted the Company a waiver of the default for the quarter ended March 31, 2002. Since the Covenant required the Company to maintain a specified level of Consolidated EBITDA for the previous four quarters, the expenses incurred in the quarter ended March 31, 2002 and similar expenses the Company continued to incur in the quarter ended June 30, 2002 made it probable that the Company would be in default under the Covenant at June 30, 2002. Accordingly, the Company and the Lenders amended the

Revolving Credit and Term Loan Agreement to contain the terms described above under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and, among other things, revise the Covenant to require Consolidated EBITDA for the four fiscal quarters ended June 30, 2002 be at least $30,500,000 and revise the Covenant for subsequent periods by reducing the required levels of Consolidated EBITDA. The amendment also revised certain other covenants and provisions of the Revolving Credit and Term Loan Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On May 14, 2002, the Annual Meeting of Stockholders of the Company was held for the purpose of voting on:

(i)
The election of two Directors (Class II) to the Board of Directors;

(ii)
An amendment to the Company's 2001 Stock Option Plan that increases the number of shares authorized to be issued under the 2001 Stock Option Plan by 750,000 shares and amends certain non-employee director award provisions made under the 2001 Stock Option Plan;

(iii)
An amendment to the Company's 1996 Employee Stock Purchase Plan that increases the number of shares authorized to be issued under the 1996 Employee Stock Purchase Plan by 500,000 shares; and

(iv)
Ratification of the appointment of KPMG LLP as independent auditors for 2002.

(b)
The following matters were approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

(i)
Election of two Directors (Class II) to the Board of Directors:

Director	Shares Voted For	Shares Withheld
Donald Glickman	25,741,607	950,883
Larry S. Barels	25,758,151	934,339

        The other directors whose terms continued after the Annual Meeting are Frank Perna, George N. Riordan and William F. Grun.

  (ii)
  Approval of the Amendment to the Company's 2001 Stock Option Plan:

Votes Cast
For	Against	Abstain	Broker Non-Votes
20,575,266	5,715,552	401,672	0
  (iii)
  Approval of the Amendment to the Company's 1996 Employee Stock Purchase Plan:

Votes Cast
For	Against	Abstain	Broker Non-Votes
25,221,028	1,077,153	394,309	0
  (iv)
  Ratification of KPMG LLP as Independent Auditors for 2002:

Votes Cast
For	Against	Abstain
26,633,645	11,874	46,971

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Number
	3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).
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
10.2
First Amendment to Revolving Credit And Term Loan Agreement and Waiver Dated As Of July 23, 2002 Between MSC.Software Corporation, Comerica Bank and BNP Paribas, As Co-Lead Arrangers, Comerica Bank, As Administrative Agent, BNP Paribas And Key Corporate Capital, Inc., As Co-Syndication Agents, and U.S. Bank National Association And The Bank Of Nova Scotia, As Co-Documentation Agents.**
10.3
Second Amendment to Revolving Credit And Term Loan Agreement and Waiver Dated As Of July 23, 2002 Between MSC.Software Corporation, Comerica Bank and BNP Paribas, As Co-Lead Arrangers, Comerica Bank, As Administrative Agent, BNP Paribas And Key Corporate Capital, Inc., As Co-Syndication Agents, and U.S. Bank National Association And The Bank Of Nova Scotia, As Co-Documentation Agents.**

**
Indicates filed herewith.
(b)	Form 8-K
Current Report on Form 8-K filed May 6, 2002, event date: April 19, 2002 (Item 2).

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)

Date: August 13, 2002	By:	/s/ LOUIS A. GRECO LOUIS A. GRECO—Chief Financial Officer (Mr. Greco is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

QuickLinks

INDEX TO FORM 10–Q
MSC.SOFTWARE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
MSC.SOFTWARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MSC.SOFTWARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MSC.SOFTWARE CORPORATION NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
SIGNATURE