Form 10-Q
period 2002-09-30
MSC SOFTWARE CORP
filed 2002-11-19
CIK 717238

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

        As of November 1, 2002, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 29,774,415.

MSC.SOFTWARE CORPORATION
INDEX TO FORM 10-Q
SEPTEMBER 30, 2002

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets September 30, 2002 (Unaudited) and December 31, 2001	2
	Condensed Consolidated Statements of Operations (Unaudited) Three and Nine Months Ended September 30, 2002 and 2001	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2002 and 2001	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 3.	Defaults Upon Senior Securities	26
Item 6.	Exhibits and Reports on Form 8-K	27

MSC.SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$30,655,000	$86,056,000
Investments	3,936,000	3,484,000
Trade Accounts Receivable, Net of Allowance of $3,194,000 and $2,548,000 at September and December, Respectively	81,367,000	82,276,000
Deferred Tax Charges	17,546,000	13,875,000
Other Current Assets	30,856,000	12,309,000

Total Current Assets	164,360,000	198,000,000
Property and Equipment, Net	35,678,000	31,209,000
Capitalized Software Costs, Net	24,678,000	25,952,000
Goodwill and Indefinite Lived Intangibles, Net	193,948,000	151,732,000
Other Intangible Assets, Net	74,153,000	21,623,000
Other Assets	11,217,000	5,139,000

TOTAL ASSETS	$504,034,000	$433,655,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$32,925,000	$22,289,000
Line of Credit	6,666,000	—
Current Portion of Note Payable	15,958,000	1,333,000
Deferred Revenue	52,757,000	48,578,000
Compensation and Related Expenses	13,791,000	12,767,000
Restructuring Reserve	8,011,000	1,404,000
Other Current Liabilities	17,301,000	17,807,000

Total Current Liabilities	147,409,000	104,178,000

Deferred Income Taxes	35,957,000	14,489,000
Note Payable, Less Current Portion	43,542,000	—
Notes Payable to Shareholders, Net	24,261,000	24,178,000
Subordinated Notes Payable, Net	6,772,000	9,185,000
Other Long Term Liabilities	7,012,000	4,653,000
Commitments and Contingencies
Shareholders' Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 29,741,700 and 28,653,100 Issued and Outstanding at September and December, Respectively	298,000	287,000
Additional Paid-in Capital	281,963,000	270,071,000
Accumulated Other Comprehensive Loss	(4,394,000)	(8,206,000)
Retained Earnings (Accumulated Deficit)	(38,509,000)	15,097,000
Treasury Shares, At Cost (40,000 Shares)	(277,000)	(277,000)

Total Shareholders' Equity	239,081,000	276,972,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$504,034,000	$433,655,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Software	$35,303,000	$32,980,000	$112,686,000	$98,905,000
Services	26,287,000	15,728,000	62,955,000	42,872,000
Systems	19,440,000	13,958,000	66,945,000	14,204,000

Total Revenue	81,030,000	62,666,000	242,586,000	155,981,000

COST OF REVENUE:
Software	5,744,000	6,838,000	17,286,000	18,313,000
Services	14,976,000	9,200,000	39,307,000	23,391,000
Systems	17,586,000	11,173,000	54,513,000	11,370,000

Total Cost of Revenue	38,306,000	27,211,000	111,106,000	53,074,000

GROSS PROFIT	42,724,000	35,455,000	131,480,000	102,907,000

OPERATING EXPENSE:
Research and Development	6,589,000	5,920,000	19,261,000	16,339,000
Selling, General and Administrative	33,763,000	24,954,000	109,093,000	66,598,000
Restructuring and Other Impairment Charges	6,016,000	1,894,000	13,815,000	1,894,000
Write-Off of Acquired In-Process R&D	—	—	2,380,000	—
Amortization of Goodwill and Other Intangibles	1,910,000	2,726,000	4,656,000	8,175,000

Total Operating Expense	48,278,000	35,494,000	149,205,000	93,006,000

OPERATING INCOME (LOSS)	(5,554,000)	(39,000)	(17,725,000)	9,901,000

OTHER EXPENSE:
Interest Expense	2,088,000	1,412,000	4,434,000	4,614,000
Other Expense (Income), Net	876,000	(1,184,000)	(600,000)	(1,374,000)

Total Other Expense, Net	2,964,000	228,000	3,834,000	3,240,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(8,518,000)	(267,000)	(21,559,000)	6,661,000
Provision (Benefit) for Income Taxes	(2,720,000)	(67,000)	(7,253,000)	2,650,000

NET INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(5,798,000)	(200,000)	(14,306,000)	4,011,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(39,300,000)	—

NET INCOME (LOSS)	$(5,798,000)	$(200,000)	$(53,606,000)	$4,011,000

BASIC EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$(0.20)	$(0.01)	$(0.49)	$0.22

DILUTED EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$(0.20)	$(0.01)	$(0.49)	$0.21

BASIC EARNINGS (LOSS) PER SHARE	$(0.20)	$(0.01)	$(1.82)	$0.22

DILUTED EARNINGS (LOSS) PER SHARE	$(0.20)	$(0.01)	$(1.82)	$0.21

Basic Weighted-Average Shares Outstanding	29,626,000	24,729,000	29,379,000	17,835,000

Diluted Weighted-Average Shares Outstanding	29,626,000	24,729,000	29,379,000	19,309,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(53,606,000)	$4,011,000
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	905,000	(246,000)
Depreciation and Amortization of Property and Equipment	7,951,000	4,528,000
Amortization of Capitalized Software Costs	7,761,000	7,678,000
Amortization of Goodwill and Other Intangibles	4,656,000	8,175,000
Write-off of Acquired IPR&D	2,380,000	—
Impairment of Capitalized Software	4,751,000	—
Amortization of Discounts	386,000	519,000
Loss on Disposal of Property and Equipment	15,000	7,000
Deferred Income Taxes	(994,000)	(69,000)
Non-Cash Debenture Interest, Net	—	1,029,000
Cumulative Effect of Change in Accounting Principle	39,300,000	—
Other	861,000	19,000
Changes in Assets and Liabilities, Net of Effect of Acquisitions:
Trade Accounts Receivable	15,333,000	6,418,000
Other Current Assets	(16,696,000)	(5,016,000)
Accounts Payable	3,711,000	(1,237,000)
Deferred Revenue	(7,111,000)	9,021,000
Compensation and Related Expenses	1,566,000	(638,000)
Restructuring Reserve	1,742,000	568,000
Other Current and Long-Term Liabilities	(1,797,000)	(1,261,000)

Net Cash Provided By Operating Activities	11,114,000	33,506,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(8,633,000)	(16,596,000)
Cash Paid For Acquisition of MDI, Net	(111,283,000)	—
Cash Paid For Other Business Acquired, Net	(4,418,000)	(5,764,000)
Capitalized Software Development Costs	(10,692,000)	(10,244,000)
Other Investing Activities	(2,559,000)	(2,470,000)

Net Cash Used In Investing Activities	(137,585,000)	(35,074,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Line of Credit or Debt	64,833,000	(5,636,000)
Redemption of Convertible Subordinated Debentures	—	(1,041,000)
Issuance of Common Stock in Public Offering	—	67,424,000
Issuance of Common Stock (Options and Warrants)	4,795,000	10,106,000

Net Cash Provided By Financing Activities	69,628,000	70,853,000

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	1,442,000	(3,955,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,401,000)	65,330,000
Cash and Cash Equivalents at Beginning of Period	86,056,000	28,806,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,655,000	$94,136,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of MSC.Software Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. In connection with the adoption of SFAS 142, the useful lives of such intangibles were evaluated and no changes were deemed necessary. Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company ceased to amortize approximately $56,000,000 of goodwill and other indefinite lived intangibles acquired prior to July 1, 2001. We recorded $1,671,000 and $5,007,000 of amortization on these amounts during the three and nine months ended September 30, 2001, respectively. SFAS No. 142 does not require retroactive restatement for all periods presented.

        The following information reflects the Company's results of operations as if SFAS 142 had been adopted on January 1, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Reported Net Income (Loss)	$(5,798,000)	$(200,000)	$(53,606,000)	$4,011,000
Amortization of Goodwill and Indefinite Lived Intangibles	—	1,671,000	—	5,007,000

Adjusted Net Income (Loss)	$(5,798,000)	$1,471,000	$(53,606,000)	$9,018,000

Basic Earnings (Loss) Per Share	$(0.20)	$0.06	$(1.82)	$0.51

Diluted Earnings (Loss) Per Share	$(0.20)	$0.05	$(1.82)	$0.47

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

NOTE 3—BUSINESS ACQUISITIONS

Mechanical Dynamics, Inc.

        On April 19, 2002, the Company, through a wholly owned subsidiary, completed the acquisition of the outstanding common stock of Mechanical Dynamics, Inc. ("MDI") through a tender offer. MDI develops, markets and supports functional virtual prototyping solutions. The Company believes that the acquisition of MDI will expand the Company's core software offerings, complement the Company's existing product and service offerings, and increase the Company's presence in the product lifecycle management market to better serve customers.

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

        The acquisition of MDI has been accounted for as a purchase, and accordingly, the results of operations of MDI since April 19, 2002 are included in the Company's condensed consolidated statement of operations. An independent valuation of the intangible assets acquired has been performed and the allocation of the purchase price reflected in the September 30, 2002 condensed consolidated balance sheet is as follows:

Net Tangible Assets Acquired	$17,464,000	(1)
Fair Value of Intangible Assets Acquired, net of deferred tax	33,068,000
Fair Value of In-Process R&D	2,170,000
Goodwill and Indefinite Lived Intangibles	78,802,000

Total Cost of Acquistion	$131,504,000

Cash Paid for outstanding MDI common shares	$116,877,000
Cash Paid for outstanding MDI stock options	10,531,000
Direct Costs of Acquisition	4,096,000

	$131,504,000

  (1)
  Includes $5,794,000 of restructuring costs related to MDI (Note 5).

        Net tangible assets acquired include cash, accounts receivable and fixed assets and liabilities assumed principally include accounts payable, accrued compensation and accrued expenses. During the third quarter, the Company finalized its integration plan for MDI. Accordingly, the company recognized additional liabilities in connection with the acquisition of MDI of $1,634,000 during the quarter. The liabilities recognized included severance and related charges associated with a worldwide reduction in force of MDI employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition.

        Intangible assets acquired include $31,110,000 of technology acquired to be amortized over ten years and $23,100,000 of identified intangibles. Identified intangibles consist primarily of trademark and trade name and were deemed to have indefinite lives.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenue	$81,030,000	$76,727,000	$256,997,000	$197,373,000

Net Income (Loss) before Cumulative Change in Accounting Principle	$(5,798,000)	$(597,000)	$(17,318,000)	$2,262,000

Net Income (Loss)	$(5,798,000)	$(597,000)	$(56,618,000)	$2,262,000

Basic Earnings (Loss) Per Share Before Cumulative Change in Accounting Principle	(0.20)	(0.02)	(0.59)	0.13

Diluted Earnings (Loss) Per Share Before Cumulative Change in Accounting Principle	(0.20)	(0.02)	(0.59)	0.12

Basic Earnings (Loss) Per Share	$(0.20)	$(0.02)	$(1.93)	$0.13

Diluted Earnings (Loss) Per Share	$(0.20)	$(0.02)	$(1.93)	$0.12

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

Nine Months Ended September 30, 2001
(Unaudited)
Revenue	$192,839,000

Net Income	$5,000,000

Basic Earnings Per Share	$0.22

Diluted Earnings Per Share	$0.20

EASY5

        In May 2002, the Company acquired certain assets and technology known as EASY5 ("EASY5") for cash of $4,418,000 and the assumption of certain liabilities. As a result of this transaction, the Company recognized goodwill of approximately $2,714,000 and other identifiable intangibles of $2,940,000. The Company also acquired $210,000 of in-process research and development costs, which were expensed in the second quarter of 2002.

NOTE 4—CAPITALIZED SOFTWARE COSTS

        The components of capitalized software costs, as they affected operating income, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Capitalized Software Development Costs	$(3,399,000)	$(3,181,000)	$(10,692,000)	$(10,244,000)
Amortization of Capitalized Software Costs	2,396,000	3,323,000	7,761,000	7,678,000
Write-off of Impaired Capitalized Software Cost	992,000	—	4,751,000	—

	$(11,000)	$142,000	$1,820,000	$(2,566,000)

        Amortization expense associated with capitalized software costs is reported in cost of software revenue, and capitalized software development costs, net of reserves, are reported as a reduction of research and development expense.

        Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. During the three and nine months ended September 30, 2002, the Company recognized a non-cash, pre-tax impairment charge of $992,000 and $4,751,000, respectively, related to capitalized software development costs. This charge has been included in restructuring and other impairment charges in the accompanying financial statements. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as the Company's restructuring during the second and third quarter.

NOTE 5—RESTRUCTURING RESERVE

        During the three and nine months ended September 30, 2002, the Company recorded total restructuring charges of $6,658,000 and $14,858,000, respectively. Of this amount, the Company recorded $1,634,000 and $5,794,000, respectively, of restructuring costs related to the integration of MDI into the Company, including severance and related charges associated with a worldwide reduction in force of MDI employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. In accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"), the costs related to the integration of MDI into the Company were included in the purchase price allocation, resulting in additional goodwill.

        The remaining $5,024,000 and $9,064,000 was recorded as a charge to income in the three and nine months ended September 30, 2002, respectively. The restructuring charges for the three months ended September 30, 2002 consist of $5,259,000 of charges related to workforce reductions, $929,000 to the impairment of assets caused by the terms of the MDI acquisition and $470,000 to the consolidation of existing office facilities and other costs. The restructuring charges for the nine months ended September 30, 2002 consist of $11,609,000 of charges related to workforce reductions, $1,943,000 to the impairment of assets caused by the terms of the MDI acquisition and $1,306,000 to the consolidation of existing office facilities and other costs.

        During the third quarter of 2001, the Company recorded total restructuring charges of $2,457,000. Of this amount, the Company recorded $563,000 of restructuring costs related to the integration of AES into the Company. In accordance with EITF 95-3, the costs related to the consolidation of AES office facilities were included in the purchase price allocation, resulting in additional goodwill. The remaining $1,894,000 was recorded as a charge to income in the third quarter of 2001. The restructuring charges for 2001 consist of $1,807,000 of charges related to the consolidation of existing office facilities and $650,000 to asset write-downs.

        Prior to the date of the financial statements, management with the appropriate level of authority, approved and committed the Company to a plan of termination which included the benefits terminated employees would receive. Prior to September 30, 2002, the expected termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

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

        The following is the activity in the restructuring reserve for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Balance at Beginning of Period	$5,675,000	$767,000	$1,404,000	$1,340,000
Charges to Expense	5,024,000	1,894,000	9,064,000	1,894,000
Acquisition Related Additions	1,634,000	563,000	5,794,000	563,000
Amounts Paid or Realized	(4,322,000)	(992,000)	(8,251,000)	(1,565,000)

Balance at End of Period	$8,011,000	$2,232,000	$8,011,000	$2,232,000

NOTE 6—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Numerator:
Numerator for Basic Earnings (Loss) Per Share -Net Income (Loss) Before Cumulative Change	$(5,798,000)	$(200,000)	$(14,306,000)	$4,011,000
Cumulative Change in Accounting Principle	—	—	(39,300,000)	—

Numerator for Basic Earnings (Loss) Per Share—Net Income (Loss)	$(5,798,000)	$(200,000)	$(53,606,000)	$4,011,000

Denominator:
Denominator for Basic Earnings (Loss) Per Share—Weighted-Average Shares Outstanding	29,626,000	24,729,000	29,379,000	17,835,000
Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	—	—	—	1,474,000

Denominator for Diluted Earnings (Loss) per Share	29,626,000	24,729,000	29,379,000	19,309,000

BASIC EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$(0.20)	$(0.01)	$(0.49)	$0.22

DILUTED EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$(0.20)	$(0.01)	$(0.49)	$0.21

BASIC EARNINGS (LOSS) PER SHARE	$(0.20)	$(0.01)	$(1.82)	$0.22

DILUTED EARNINGS (LOSS) PER SHARE	$(0.20)	$(0.01)	$(1.82)	$0.21

        The computation of diluted earnings (loss) per share for the three months ended September 30, 2002 and 2001 excludes approximately 7,836,000 and 7,697,000 shares, respectively, relating to the possible exercise of outstanding stock options and warrants. The computation of diluted earnings (loss) per share for the nine months ended September 30, 2002 and 2001 excludes approximately 7,836,000 and 902,000 shares, respectively, relating to the possible exercise of outstanding stock options and warrants. These items were not included in the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive.

NOTE 7—OTHER CURRENT ASSETS AND LIABILITIES

        The components of other current assets are as follows:

	September 30, 2002	December 31, 2001
	(Unaudited)
Income Tax Receivable	$12,781,000	$1,322,000
Prepaid Expenses	8,885,000	4,508,000
Other Current Assets	9,190,000	6,479,000

Total Other Current Assets	$30,856,000	$12,309,000

        The components of other current liabilities are as follows:

	September 30, 2002	December 31, 2001
	(Unaudited)
Sales Tax Payable	$4,554,000	$2,681,000
Contributions to Profit Sharing Plan	2,097,000	2,509,000
Interest Payable	1,842,000	1,078,000
Royalties Payable	1,477,000	1,192,000
Commissions Payable	1,474,000	2,634,000
Income Taxes Payable	—	5,308,000
Other Accrued Liabilities	5,857,000	2,405,000

Total Other Current Liabilities	$17,301,000	$17,807,000

NOTE 8—NOTES PAYABLE

        In connection with the acquisition of MDI common stock, the Company entered into a Revolving Credit and Term Loan Agreement, and subsequent amendments, ("Loan Agreement") with various financial institutions ("Lenders"). The Loan Agreement includes a $65,000,000 term loan and a $6,728,000 revolving line of credit, all of which was borrowed to partially fund the acquisition of MDI.

        As of September 30, 2002, the Company was out of compliance with certain required financial covenants of the Loan Agreement. In November 2002, the Company entered into a new Loan and Security Agreement ("New Loan Agreement") with new lenders ("New Lenders") to replace the existing Loan Agreement. The New Loan Agreement includes a $55,000,000 term loan and a $15,000,000 revolving line of credit. Borrowings under the revolving line of credit are limited to a borrowing base of up to 85% of eligible domestic accounts receivable, as defined. On November 19, 2002, the Company repaid all amounts outstanding under the Loan Agreement from proceeds of the New Loan Agreement consisting of $55,000,000 of the term loan and $6,666,000 of the revolving line of credit. The Company previously repaid $4,500,000 of the Loan Agreement with existing cash in October and November 2002.

        The term loan is secured by substantially all of the Company's assets and bears interest at the New Lender's prime rate plus 5%. Advances on the revolving line of credit bear interest at the New Lender's prime rate plus 2.25%. The revolving line of credit and term loan expires in November 2006.

        Principal maturities related to the term loan, including principal payments made in October and November under the Loan Agreement, are as follows:

Year Ending December 31,	Amount
2002	$5,646,000
2003	13,750,000
2004	13,750,000
2005	13,750,000
2006	12,604,000

$59,500,000

        The Company's balance sheet reflects the principal payments under the new loan agreement and amounts repaid in October and November 2002. The New Loan Agreement required an origination fee of approximately $2,100,000, which will be amortized to expense over the 48 months of the term loan. In addition, an annual facility fee of 1.50% of the total outstanding commitment will be paid and expensed quarterly. Approximately $1,500,000 of deferred loan costs related to the previous Loan Agreement will be expensed in November 2002. The New Loan Agreement requires maintenance of certain financial and non-financial covenants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:
Software	$35,303,000	$32,980,000	$112,686,000	$98,905,000
Services	26,287,000	15,728,000	62,955,000	42,872,000
Systems	19,440,000	13,958,000	66,945,000	14,204,000

Total Revenue	$81,030,000	$62,666,000	$242,586,000	$155,981,000

Gross Profit:
Software	$29,559,000	$26,142,000	$95,400,000	$80,592,000
Services	11,311,000	6,528,000	23,648,000	19,481,000
Systems	1,854,000	2,785,000	12,432,000	2,834,000

Gross Profit	$42,724,000	$35,455,000	$131,480,000	$102,907,000

        International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. Revenue is attributed to the country in which the customer is located. The following table summarizes the revenues of the Company's operations by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:
The Americas (1)	$39,817,000	$33,966,000	$130,748,000	$73,980,000
Europe	19,457,000	15,620,000	55,354,000	41,649,000
Asia-Pacific	21,756,000	13,080,000	56,484,000	40,352,000

Total Revenue	$81,030,000	$62,666,000	$242,586,000	$155,981,000

(1)
Substantially the United States

        The following table summarizes the identifiable assets of the Company's operations by geographic location:

	September 30, 2002	December 31, 2001
	(Unaudited)
Identifiable Assets:
The Americas (1)	$419,854,000	$369,352,000
Europe	39,214,000	37,238,000
Asia-Pacific	44,966,000	27,065,000

Total Identifiable Assets	$504,034,000	$433,655,000

(1)
Substantially the United States

        The net assets of the Company's foreign subsidiaries (excluding intercompany items) totaled $37,787,000 and $34,329,000 as of September 30, 2002 and December 31, 2001, respectively. Long-lived assets included in these amounts were $10,304,000 and $10,296,000 as of September 30, 2002 and December 31, 2001, respectively.

NOTE 10—COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net Income (Loss)	$(5,798,000)	$(200,000)	$(53,606,000)	$4,011,000
Change in Accumulated Translation Adjustment	110,000	(368,000)	3,471,000	(3,955,000)
Change in Unrealized Investment Gain, Net of Tax	(662,000)	(291,000)	341,000	(579,000)

Comprehensive Loss	$(6,350,000)	$(859,000)	$(49,794,000)	$(523,000)

        The Company does not provide any deferred tax benefit for the change in accumulated translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future. The amount of tax associated with the unrealized investment gain as of September 30, 2002 was $1,509,000.

NOTE 11—COMMITMENTS AND CONTINGENCIES

        In October 2001, the Federal Trade Commission ("FTC") issued an administrative challenge to the Company's acquisition of two competitors in 1999, alleging that the Company had substantially lessened competition in the Nastran market as a result of the acquisitions. In July 2002, a settlement was proposed, which was accepted by the FTC and made available for public comment in August 2002. On November 1, 2002, the FTC approved the settlement. The settlement requires the Company to divest to up to two acquirers ("Acquirers") all intellectual property (including computer code) related to the most current version of MSC.Nastran, as of the date of the settlement, all intellectual property acquired in the 1999 acquisitions, and all information related to customers using MSC.Nastran in the United States. In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary after the divestiture, the Company is required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the paid-up license if the customer decides to change from MSC.Nastran to the Acquirer's version of Nastran. The Company is currently in negotiations with several potential Acquirers. Until a final agreement has been reached with one or more Acquirers the effect of the settlement on the Company's financial statements cannot be determined. Accordingly, no amounts have been recorded in the accompanying financial statements related to the settlement.

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

RESULTS OF OPERATIONS

        The following table sets forth items included in the condensed consolidated statements of operations data as percentages of total revenue for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Software	43.6%	52.6%	46.4%	63.4%
Services	32.4%	25.1%	26.0%	27.5%
Systems	24.0%	22.3%	27.6%	9.1%

Total Revenue	100.0%	100.0%	100.0%	100.0%

COST OF REVENUE:
Software	7.1%	10.9%	7.1%	11.7%
Services	18.5%	14.7%	16.2%	15.0%
Systems	21.7%	17.8%	22.5%	7.3%

Total Cost of Revenue	47.3%	43.4%	45.8%	34.0%

GROSS PROFIT	52.7%	56.6%	54.2%	66.0%

OPERATING EXPENSE:
Research and Development	8.1%	9.5%	7.9%	10.5%
Selling, General and Administrative	41.7%	39.8%	45.0%	42.7%
Restructuring Charges	7.4%	3.0%	5.7%	1.2%
Write-Off of Acquired In-Process R&D	0.0%	0.0%	1.0%	0.0%
Amortization of Goodwill and Other Intangibles	2.4%	4.4%	1.9%	5.2%

Total Operating Expense	59.6%	56.7%	61.5%	59.6%

OPERATING INCOME (LOSS)	(6.9%)	(0.1%)	(7.3%)	6.4%

OTHER EXPENSE:
Interest Expense	2.6%	2.2%	1.8%	3.0%
Other Expense (Income), Net	1.0%	(1.9%)	(0.2%)	(0.9%)

Total Other Expense, Net	3.6%	0.3%	1.6%	2.1%

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLES	(10.5%)	(0.4%)	(8.9%)	4.3%
Provision (Benefit) for Income Taxes	(3.3%)	(0.1%)	(3.0%)	1.7%

NET INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(7.2%)	(0.3%)	(5.9%)	2.6%

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

        Net Income (Loss)—Consolidated net loss was ($5,798,000), or ($0.20) per share, in 2002 compared to consolidated net loss of ($200,000), or ($0.01) per share, in 2001.

        Revenue—We reported revenue of $81,030,000 in 2002 compared to $62,666,000 in 2001, an increase of $18,364,000, or 29%.

        Software Revenue—Software revenue was $35,303,000 for 2002 compared to $32,980,000 for the prior year, an increase of $2,323,000, or 7%. The increase was primarily attributed to an increase in paid-up licenses and the acquisition of MDI, offset by a decrease in recurring software revenues. Software revenue generated from the recently acquired MDI was $4,155,000 or 12% of total software revenue. Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a long-term license for the use of the software.

        Services Revenue—Services revenue was $26,287,000 for 2002 compared to $15,728,000 for the prior year, an increase of $10,559,000, or 67%. Services revenue includes maintenance, support, consulting and training services. Consulting and training services range from installation and basic consulting to software modification and customization to meet specific customer needs and training. Software support revenue was $14,451,000, or 55% of total services revenue, for 2002 compared to $8,648,000, or 55% of total services revenue, for 2001, an increase of $5,803,000, or 67%. Revenue from consulting and training services was $11,836,000, or 45% of total services revenue, for 2002 compared to $7,080,000, or 45% of total services revenue, for 2001, an increase of $4,756,000, or 67%. The increase in services revenue was primarily due to an increase in maintenance revenue related to paid-up licenses and the acquisition of MDI. The recently acquired MDI generated software support revenue of $4,049,000, or 28% of total software support revenue, and consulting and training services revenue of $4,135,000, or 35% of total consulting and training services revenue.

        Systems Revenue—Systems revenue includes the resale and integration of computer hardware and operating systems and was $19,440,000 for 2002 compared to $13,958,000 for 2001, an increase of $5,482,000, or 39%. The increase in systems revenue in 2002 was primarily due to weaker than normal sales in September 2001 following the terrorist attacks on September 11, 2001.

        The following table shows revenue by geographic region and the related growth rates between 2001 and 2002:

	Three Months Ended September 30,		Revenue Growth		% of Total Revenue
	2002	2001	$	%	2002	2001
Revenue:
The Americas	$39,817,000	$33,966,000	$5,851,000	17%	49%	54%
Europe	19,457,000	15,620,000	3,837,000	25%	24%	25%
Asia-Pacific	21,756,000	13,080,000	8,676,000	66%	27%	21%

Total Revenue	$81,030,000	$62,666,000	$18,364,000	29%	100%	100%

        The Americas reported a decrease of $403,000 in software revenue, an increase of $2,906,000 in services revenue and an increase of $3,348,000 in systems revenue. The increase in revenue for the Americas was primarily due to the acquisition of MDI which generated $1,095,000 of software revenue and $2,604,000 of services revenue in the Americas during the current quarter. Paid-up software licenses in the Americas increased during the quarter, but was offset by a decrease in recurring software revenues.

        Europe reported a decrease of $408,000 in software revenue, an increase of $3,689,000 in services revenue and an increase of $556,000 in systems revenue. The increase in revenue for Europe was primarily due to the acquisition of MDI and an increase in maintenance revenue, offset by a reduction in paid-up licenses in the third quarter of 2002. Revenue in Europe generated from the recently acquired MDI was $1,551,000 of software revenue and $2,615,000 of services revenue.

        Asia-Pacific reported increases of $3,134,000 in software revenue, $3,964,000 in services revenue and $1,578,000 in systems revenue. The increase in revenue for Asia-Pacific was primarily due to increases in paid-up software licenses, increases in systems revenue and the acquisition of MDI. Revenue in Asia-Pacific generated from the recently acquired MDI was $1,509,000 of software revenue and $2,965,000 of services revenue.

        Revenue growth in 2002 was also impacted from favorable foreign currency translation rates for the Euro and the Japanese Yen as compared to the prior year. Revenue for the three months ended September 30, 2002 would have been approximately $78,894,000 if translated using the prior year quarter's foreign currency translation rates. Revenue in local currencies increased 13% and 63% in Europe and Asia-Pacific, respectively. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

        Cost of Revenue—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Total cost of revenue was $38,306,000, or 47% of total revenue, compared to $27,211,000, or 43% of total revenue, for the prior year.

        Cost of Revenue—Software—Cost of revenue—software was $5,744,000, or 16% of software revenue, for 2002 compared to $6,838,000, or 21% of software revenue, for the prior year. These amounts include software amortization of $2,396,000 and $3,323,000 for 2002 and 2001, respectively. The decrease in cost of revenue—software was primarily due to a decrease in software amortization in 2002.

        Cost of Revenue—Services—Cost of revenue—services was $14,976,000 or 57% of services revenue, for 2002 compared to $9,200,000, or 58% of services revenue, for the prior year.

        Cost of Revenue—Systems—Cost of revenue—systems was $17,586,000 or 90% of systems revenue, for 2002 compared to $11,173,000, or 80% of systems revenue, for 2001. The increase in cost of revenue—systems was primarily due to several significant computer hardware sales with low margins during the third quarter of 2002 and fewer systems integration transactions, which typically generate higher margins than computer hardware transactions.

        Gross Profit—Gross profit, which is total revenue less cost of revenue, was $42,724,000, or 53% of total revenue, for 2002, compared to $35,455,000, or 57% of total revenue, for 2001, an increase of $7,269,000, or 21%. The decrease in gross profit as a percentage of revenue was primarily due to the lower margins on systems revenue described above.

        Operating Expense—Operating expense was $48,278,000 for 2002 compared to $35,494,000 for the prior year, an increase of $12,784,000, or 36%. As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in the current year would have been approximately $1,448,000 lower if translated using the prior year's foreign currency translation rates.

        Research and Development—In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized. Research and development expense for 2002 was $6,589,000 compared to $5,920,000 for 2001, an increase of $669,000, or 11%. The total gross investment in research and development activities for 2002 was $9,988,000, or 16% of total software and services revenue, compared to $9,101,000, or 19% of total software and services revenue, for the prior year. Capitalized software development costs were $3,399,000 for 2002 compared to $3,181,000 for the prior year, an increase of $218,000, or 7%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

        Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. In the third quarter of 2002, $992,000 of capitalized software development costs was deemed to be impaired and was written off in accordance with SFAS No. 86. This charge has been included in restructuring and other impairment charges in the accompanying financial statements. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during the quarter.

        Selling, General and Administrative—Selling, general and administrative expense was $33,763,000, or 42% of total revenue, for 2002 compared to $24,954,000, or 40% of total revenue, for 2001, an increase of $8,809,000, or 35%. Selling, general and administrative expenses in 2002 increased as compared to 2001 primarily as a result of the acquisition of MDI in April 2002.

        Restructuring and Other Impairment Charges—Restructuring charges were $5,024,000, or 6% of total revenue, for 2002 compared to $1,894,000, or 3% of total revenue, for 2001. The restructuring charges in the third quarter of 2002 consist of $4,012,000 of charges related to workforce reductions, $684,000 to the impairment of assets caused by the terms of the MDI acquisition and $328,000 to the consolidation of existing office facilities and other costs. In addition, we recorded the $992,000 of capitalized software impairments described above. In the third quarter of 2001, the restructuring charges consist of $1,389,000 of charges related to the consolidation of office facilities and $505,000 to asset write-downs.

        Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $1,910,000 for 2002 compared to $2,726,000 for 2001. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142 in the first quarter of 2002, we ceased to amortize approximately $56,000,000 of goodwill and other indefinite lived intangibles acquired prior to July 1, 2001. We recorded $1,671,000 of amortization on these amounts during the third quarter of 2001. In accordance with SFAS 142, the goodwill resulting from the AES and MDI acquisitions have never been amortized.

        Operating Income—Operating loss was ($5,554,000) for 2002 compared to operating loss of ($39,000) for 2001.

        Total Other Expense—Total other expense was $2,964,000 for 2002 compared to $228,000 for 2001, an increase of $2,736,000.

        Interest Expense—Interest expense was $2,088,000 for 2002 compared to $1,412,000 for 2001, an increase of $676,000, or 48%. The increase in interest expense is primarily due to the debt incurred in connection with the acquisition of MDI, offset by the conversion and redemption of our convertible subordinated debentures in the third quarter of 2001.

        Other Expense (Income), Net—Other expense was $876,000 for 2002 compared to other income of ($1,184,000) for 2001. Other income includes interest income, gains and losses on property and equipment, currency translation gains and losses, and other non-operating income and expense.

        Provision (Benefit) for Income Taxes—The income tax provision (benefit) is recorded each quarter by estimating the anticipated effective income tax rate for the entire year. Our estimated effective annual income tax rate for 2002 is 34% and was 39% in 2001. The decrease in this estimated effective income tax rate is due to lower pre-tax earnings in 2002.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

        Net Income (Loss)—Consolidated net loss was ($53,606,000), or ($1.82) per share, in 2002 compared to net income of $4,011,000, or $0.21 per diluted share, in 2001.

        Revenue—We reported revenue of $242,586,000 in 2002 compared to $155,981,000 in 2001, an increase of $86,605,000, or 56%.

        Software Revenue—Software revenue was $112,686,000 for 2002 compared to $98,905,000 for the prior year, an increase of $13,781,000, or 14%. The increase was primarily attributed to an increase in paid-up licenses and the acquisition of MDI, offset by a decrease in recurring software revenues. Software revenue generated from the recently acquired MDI was $9,855,000 or 9% of total software revenue.

        Services Revenue—Services revenue was $62,955,000 for 2002 compared to $42,872,000 for the prior year, an increase of $20,083,000, or 47%. Software support revenue was $35,852,000, or 57% of total services revenue, for 2002 compared to $25,214,000, or 59% of total services revenue, for 2001, an increase of $10,638,000, or 42%. Revenue from consulting and training services was $27,103,000, or 43% of total services revenue, for 2002 compared to $17,658,000, or 41% of total services revenue, for 2001, an increase of $9,445,000, or 53%. The increase was primarily due to the acquisition of MDI and an increase in maintenance revenue. The recently acquired MDI generated software support revenue of $7,598,000, or 21% of total software support revenue, and consulting and training services revenue of $7,190,000, or 27% of total consulting and training services revenue.

        Systems Revenue—Systems revenue was $66,945,000 for 2002 compared to $14,204,000 for 2001. The increase in systems revenue in 2002 was primarily due to the acquisition of AES in July 2001, as well as weaker than normal sales in September 2001 following the terrorist attacks on September 11, 2001.

        The following table shows revenue by geographic region and the related growth rates between 2001 and 2002:

	Nine Months Ended September 30,		Revenue Growth		% of Total Revenue
	2002	2001	$	%	2002	2001
Revenue:
The Americas	$130,748,000	$73,980,000	$56,768,000	77%	54%	47%
Europe	55,354,000	41,649,000	13,705,000	33%	23%	27%
Asia-Pacific	56,484,000	40,352,000	16,132,000	40%	23%	26%

Total Revenue	$242,586,000	$155,981,000	$86,605,000	56%	100%	100%

        The Americas reported increases of $3,578,000 in software revenue, $5,614,000 in services revenue and $47,576,000 in systems revenue. The increase in systems revenue was due to our acquisition of AES in July 2001. The increase in software and services revenue for the Americas was primarily due to the acquisition of MDI in April 2002, which generated $2,368,000 of software revenue and $4,586,000 of services revenue in 2002. The remaining increase in the Americas software and services revenue was due primarily to increases in paid-up software licenses, offset by a decrease in recurring software revenues.

        Europe reported increases of $4,583,000 in software revenue, $7,105,000 in services revenue and $2,017,000 in systems revenue. The increase in revenue for Europe was primarily due to the acquisitions of AES and MDI and an increase in maintenance revenue, offset by a reduction in paid-up licenses in the third quarter of 2002. Revenue in Europe generated from the recently acquired MDI was $3,378,000 of software revenue and $4,791,000 of services revenue.

        Asia-Pacific reported increases of $5,619,000 in software revenue, $7,365,000 in services revenue and $3,148,000 in systems revenue. The increase in revenue for Asia-Pacific was primarily due to increases in paid-up software licenses and the acquisition of AES and MDI. Revenue in Asia-Pacific generated from the recently acquired MDI was $4,109,000 of software revenue and $5,411,000 of services revenue.

        Revenue growth in 2002 was also impacted from unfavorable foreign currency translation rates for the Euro and the Japanese Yen as compared to the prior year. Revenue for the nine months ended September 30, 2002 would have been approximately $243,736,000 if translated using the prior year's foreign currency translation rates. Revenue in local currencies increased 31% and 46% in Europe and Asia-Pacific, respectively. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

        Cost of Revenue—Total cost of revenue was $111,106,000, or 46% of total revenue for 2002, compared to $53,074,000, or 34% of total revenue, for the prior year.

        Cost of Revenue—Software—Cost of revenue—software was $17,286,000, or 15% of software revenue, for 2002 compared to $18,313,000, or 19% of software revenue, for the prior year. These amounts include software amortization of $7,761,000 and $7,678,000 for 2002 and 2001, respectively.

        Cost of Revenue—Services—Cost of revenue—services was $39,307,000 or 62% of services revenue, for 2002 compared to $23,391,000, or 55% of services revenue, for the prior year. The increase in cost of revenue—services was primarily due to an increase in headcount during the first nine months of 2002.

        Cost of Revenue—Systems—Cost of revenue—systems was $54,513,000 or 81% of systems revenue, for 2002 compared to $11,370,000, or 80% of systems revenue, for 2001.

        Gross Profit—Gross profit was $131,480,000, or 54% of total revenue, for 2002, compared to $102,907,000, or 66% of total revenue, for 2001, an increase of $28,573,000, or 28%. The decrease in gross profit as a percentage of revenue was primarily due to the lower margins on systems revenue as compared with software and services and the decreased gross margin on services revenue as described above.

        Operating Expense—Operating expense was $149,205,000 for 2002 compared to $93,006,000 for the prior year, an increase of $56,199,000, or 60%. As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in the current year would have been approximately $523,000 higher if translated using the prior year's foreign currency translation rates.

        Research and Development—Research and development expense for 2002 was $19,261,000 compared to $16,339,000 for 2001, an increase of $2,922,000, or 18%. The total gross investment in research and development activities for 2002 was $29,953,000, or 17% of total software and services revenue, compared to $26,583,000, or 19% of total software and services revenue, for the prior year. Capitalized software development costs were $10,692,000 for 2002 compared to $10,244,000 for the prior year, an increase of $448,000, or 4%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

        During the nine months ended September 30, 2002, $4,751,000 of capitalized software development costs were deemed to be impaired and were written off in accordance with SFAS No. 86. This charge has been included in restructuring and other impairment charges in the accompanying financial statements. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as the Company's restructuring during 2002.

        Selling, General and Administrative—Selling, general and administrative expense was $109,093,000, or 45% of total revenue, for 2002 compared to $66,598,000, or 43% of total revenue, for 2001, an increase of $42,495,000, or 64%. Selling, general and administrative expenses in 2002 increased as compared to 2001 partially as a result of the acquisition of AES in July 2001 and the acquisition of MDI in April 2002. In addition, legal fees totaling approximately $9,500,000 were expensed in the nine months ended September 30, 2002 in connection with an FTC administrative proceeding related to two acquisitions we completed in 1999. The FTC proceeding has been settled and we do not expect to incur any significant new legal fees related to this matter.

        Restructuring and Other Impairment Charges—Restructuring charges were $9,064,000, or 4% of total revenue, for 2002, compared to $1,894,000, or 1% of total revenue, for 2001. The restructuring charges in 2002 consist of $7,516,000 of charges related to workforce reductions, $994,000 to the impairment of assets caused by the terms of the MDI acquisition and $554,000 to the consolidation of office facilities and other costs. In addition, we recorded the $4,751,000 of capitalized software impairments described above. In the third quarter of 2001, the restructuring charges consist of $1,389,000 of charges related to the consolidation of office facilities and $505,000 to asset write-downs.

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

        Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $4,656,000 for 2002 compared to $8,175,000 for 2001. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142 in the first quarter of 2002, we ceased to amortize approximately $56,000,000 of goodwill and other indefinite lived intangibles acquired prior to July 1, 2001. We recorded $5,007,000 of amortization on these amounts during the nine months ended September 30, 2001. In accordance with SFAS 142, the goodwill resulting from the AES and MDI acquisitions has never been amortized. During the second quarter of 2002, we completed the required transitional impairment test under the new rules and recorded a one-time, non-cash charge of $39,300,000 to reduce the carrying value of the goodwill related to our Systems reporting unit. The impairment relates entirely to the Company's Systems reporting unit, which was almost entirely generated from the AES acquisition. Such charge is non-operational in nature and is reflected as a cumulative effect of change in accounting principle. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the Systems reporting unit was estimated using either a discounted cash flow methodology or recent comparable transactions. We engaged an independent valuation firm to assist us in determining the impairment charge. The impairment primarily resulted from an increase in the Company's stock price immediately prior to the date that the AES acquisition was announced and valued for accounting purposes, as well as a decline in market multiples in the information systems reseller industry.

        Operating Income (Loss)—Operating loss was ($17,725,000) for 2002 compared to operating income of $9,901,000 for 2001.

        Total Other Expense—Total other expense was $3,834,000 for 2002 compared to $3,240,000 for 2001, an increase of $594,000, or 18%.

        Interest Expense—Interest expense was $4,434,000 for 2002 compared to $4,614,000 for 2001, a decrease of $180,000, or 4%. The reduction in interest expense is primarily due to the conversion and redemption of our convertible subordinated debentures in the third quarter of 2001, offset by the interest expense on our new debt incurred in connection with the acquisitions of AES and MDI.

        Other Income—Other income was $600,000 for 2002 compared to $1,374,000 for 2001. Other income includes interest income, gains and losses on property and equipment, currency translation gains and losses, and other non-operating income and expense.

        Provision (Benefit) for Income Taxes—The income tax provision (benefit) is recorded each quarter by estimating the anticipated effective income tax rate for the entire year. Our estimated effective income tax rate for 2002 is 34% and was 39% in 2001. The decrease in this estimated effective income tax rate is due to lower pre-tax earnings in 2002.

CRITICAL ACCOUNTING POLICIES

        We have identified the following as critical accounting policies to our company: revenue recognition, allowance for doubtful accounts and litigation, capitalized software costs and valuation of long-lived and intangible assets and goodwill. These critical accounting policies have been applied during the nine months ended September 30, 2002 consistent with prior periods and the year ended December 31, 2001.

        For further information, refer to the discussion of critical accounting policies included in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $11,114,000 for the nine months ended September 30, 2002 compared to net cash provided by operating activities of $33,506,000 for the nine months ended September 30, 2001. The decrease in cash provided by operations is primarily due to the operating losses we have incurred during 2002, including the legal costs totaling approximately $9,500,000 during 2002 in connection with the FTC administrative proceeding. Our working capital (current assets minus current liabilities) at September 30, 2002 was $16,951,000 compared to $93,822,000 at December 31, 2001, a decrease of $76,871,000, or 82%. Cash and cash equivalents at September 30, 2002 was $30,655,000 compared to $86,056,000 at December 31, 2001, a decrease of $55,401,000, or 64%. The decrease in working capital and cash is primarily the result of the cash paid to acquire MDI, which was funded by existing cash and new debt.

        In connection with the acquisition of MDI, we entered into a Revolving Credit and Term Loan Agreement and subsequent amendments ("Loan Agreement"), with various financial institutions ("Lenders"). The Loan Agreement includes a $65,000,000 term loan and a $6,728,000 revolving line of credit, all of which was borrowed to partially fund the acquisition of MDI. We also used existing cash of approximately $58,000,000 to complete the acquisition.

        As of September 30, 2002, we were out of compliance with certain required financial covenants of the Loan Agreement. In November 2002, we entered into a new Loan and Security Agreement ("New Loan Agreement") with new lenders ("New Lenders") to replace the existing Loan Agreement. The New Loan Agreement includes a $55,000,000 term loan and a $15,000,000 revolving line of credit. Borrowings under the revolving line of credit are limited to a borrowing base of up to 85% of eligible domestic accounts receivable, as defined. On November 19, 2002, we repaid all amounts outstanding under the Loan Agreement from proceeds of the New Loan Agreement consisting of $55,000,000 of the term loan and $6,666,000 of the revolving line of credit. We previously repaid $4,500,000 of the Loan Agreement with existing cash in October and November 2002.

        The term loan is secured by substantially all of our assets and bears interest at the New Lender's prime rate plus 5%. Advances on the revolving line of credit bear interest at the New Lender's prime rate plus 2.25%. The revolving line of credit expires in November 2006.

        Principal maturities related to the term loan, including cash paid in October and November under the Loan Agreement, are as follows:

Year Ending December 31,	Amount
2002	$5,646,000
2003	13,750,000
2004	13,750,000
2005	13,750,000
2006	12,604,000

$59,500,000

        The New Loan Agreement required an origination fee of approximately $2,100,000, which will be amortized to expense over the 48 months of the term loan. In addition, an annual facility fee of 1.50% of the total outstanding commitment will be paid and expensed quarterly. The New Loan Agreement requires maintenance of certain financial and non-financial covenants.

        In 1999, we issued subordinated notes payable in connection with an acquisition in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The estimated interest payment in January 2003 is $320,000. In February 2002, the holder of these subordinated debentures used $3,000,000 of such debt as payment for the exercise of warrants. The entire remaining principal balance as of September 30, 2002 of $8,000,000 is due by June 2009.

        In connection with the acquisition of AES in July 2001, we issued subordinated notes payable to the former shareholders of AES in the aggregate principal amount of $20,000,000. The notes bear interest at 7% with interest only payments due semi-annually in January and July. The estimated interest payment in January 2003 is $700,000. The entire principal balance as of September 30, 2002 of $20,000,000 is due in July 2004. We also assumed a note payable to Dassault Systemes of America Corporation ("DSA") as part of the acquisition of AES. The note bears interest at 3.2%. We will repay the principal balance of the loan from commissions earned by selling DSA products. Any remaining unpaid principal balance will be due in June 2003. The outstanding principal of the DSA note payable at September 30, 2002 was $4,779,000.

        We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During the first nine months of 2002 and 2001, we expended a total of $29,953,000 and $26,583,000, respectively, on development efforts, of which $10,692,000 and $10,244,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

        During the first nine months of 2002 and 2001, we acquired $8,633,000 and $16,596,000, respectively, of new property and equipment. The decrease in 2002 was primarily due to additional costs in 2001 associated with the relocation of our Corporate Headquarters to a new facility in Santa Ana, California. Capital expenditures also included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. Our capital expenditures vary from year to year, as required by business needs. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products.

        We do not plan to pay dividends in the foreseeable future. In addition, our Loan Agreement contains restrictions on the payment of dividends.

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

  •
  Successful compliance with the Federal Trade Commission approved settlement dated October 29, 2002;

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

        Foreign Currency Risk—International revenues are approximately 46% of our total revenues. International sales are made mostly from our two foreign sales subsidiaries in Germany and Japan and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rule 13a-14c. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date the evaluation was performed.

PART II—OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As of September 30, 2002, we were out of compliance with certain required financial covenants of the our Revolving Credit and Term Loan Agreement related to EBITDA. In addition, we were out of compliance with a minimum cash covenant during and subsequent to the third quarter of 2002. In November 2002, we entered into a new Loan and Security Agreement with new lenders and repaid all amounts outstanding under the Revolving Credit and Term Loan Agreement. The terms and conditions of the new Loan and Security Agreement are described under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

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
10.1
Revolving Credit And Term Loan Agreement Dated As Of April 18, 2002 Between MSC.Software Corporation, Comerica Bank and BNP Paribas, As Co-Lead Arrangers, Comerica Bank, As Administrative Agent, BNP Paribas And Key Corporate Capital, Inc., As Co-Syndication Agents, and U.S. Bank National Association And The Bank Of Nova Scotia, As Co-Documentation Agents. (Filed as Exhibit 4.1 of MSC.Software Corporation's Form 8-K filed on May 6, 2002, and incorporated herein by reference).
10.2
First Amendment to Revolving Credit And Term Loan Agreement and Waiver Dated As Of July 23, 2002 Between MSC.Software Corporation, Comerica Bank and BNP Paribas, As Co-Lead Arrangers, Comerica Bank, As Administrative Agent, BNP Paribas And Key Corporate Capital, Inc., As Co-Syndication Agents, and U.S. Bank National Association And The Bank Of Nova Scotia, As Co-Documentation Agents. (Filed as Exhibit 10.2 of MSC.Software Corporation's Form 10-Q filed on August 14, 2002, and incorporated herein by reference).
10.3
Second Amendment to Revolving Credit And Term Loan Agreement and Waiver Dated As Of July 23, 2002 Between MSC.Software Corporation, Comerica Bank and BNP Paribas, As Co-Lead Arrangers, Comerica Bank, As Administrative Agent, BNP Paribas And Key Corporate Capital, Inc., As Co-Syndication Agents, and U.S. Bank National Association And The Bank Of Nova Scotia, As Co-Documentation Agents. (Filed as Exhibit 10.3 of MSC.Software Corporation's Form 10-Q filed on August 14, 2002, and incorporated herein by reference).
	10.4	Loan and Security Agreement Dated as of November 18, 2002 Between MSC.Software Corporation, as Borrower and Foothill Capital Corporation, as the Arranger and Administrative Agent. **
** Indicates filed herewith.
(b)	Form 8-K
Current Report on Form 8-K/A filed July 2, 2002, event date: April 19, 2002 (Items 2 and 7).

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)

Date: November 19, 2002	By:	/s/ LOUIS A. GRECO LOUIS A. GRECO—Chief Financial Officer (Mr. Greco is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

CERTIFICATION

I, Frank Perna, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of MSC.Software Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	By:	/s/ FRANK PERNA, JR. FRANK PERNA, JR. Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Louis A. Greco, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of MSC.Software Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	By:	/s/ LOUIS A. GRECO LOUIS A. GRECO Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX TO FORM 10–Q
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATION
CERTIFICATION