Form 10-K
period 2002-12-31
MSC SOFTWARE CORP
filed 2003-03-31
CIK 717238

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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
Warrants

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 21, 2003 and June 28, 2002, the approximate aggregate market value of MSC.Software Corporation's voting stock held by non-affiliates was $222,632,000 and $240,538,000, respectively.

        As of March 21, 2003, there were outstanding 29,931,280 shares of Common Stock of MSC.Software Corporation.

        Documents Incorporate By Reference: Part III: Proxy Statement for Registrant's Annual Stockholders Meeting to be filed within 120 days of fiscal year end.

MSC.SOFTWARE CORPORATION
INDEX TO FORM 10-K
DECEMBER 31, 2002

PART I

ITEM 1. BUSINESS

GENERAL

        We are a leader in the development, marketing and support of virtual product development tools including simulation software, professional services and information technology systems. Our products and services help customers optimize product designs, increase quality and reliability, reduce product development costs and speed time to market. We also provide a broad range of strategic consulting services to help our customers improve the integration and performance of their product development process and lower the total cost of ownership of their technology investments. We serve customers in multiple industries, including aerospace, automotive, machinery, electronics, consumer products, biomedical, shipbuilding and rail. In 2002, we sold our products and services to approximately 8,000 customers worldwide through our dedicated sales force and network of value added resellers. We maintain 71 offices in 23 countries. Representative customers in various markets include Airbus, Amgen, BMW, Boeing, Cooper Tire, DaimlerChrysler, Denso, General Motors, Hyundai, Lloyd's Register, Lockheed Martin, Matsushita, NASA, Sony and Toyota.

        2003 marks the 40th year that we have been providing simulation software to manufacturers, universities, research institutions and technology companies around the world. The current product development process for manufacturing companies relies upon designs being tested in a virtual computer environment before time and money is spent building prototypes and performing physical tests. Simulation tools allow engineers to construct computer models of products, components, systems and assemblies to simulate performance conditions and predict physical responses to certain variables, such as stress, motion and temperature. This allows our customers to reduce costly and time-consuming physical testing of prototypes, and to design more reliable products that incur lower costs to support once in service. Advances in computer technology have made virtual product development tools available for any and all companies and engineers who manufacture products, from the largest aerospace company to the individual inventor.

        We have engaged in a number of key strategic initiatives to expand into market opportunities that are natural extensions of our expertise in simulation software. These initiatives include:

  •
  acquiring Advanced Enterprise Solutions, Inc. ("AES") in July 2001, which allowed us to become an information systems and software integrator, selling Product Lifecycle Management ("PLM") products that address the needs of small and medium size product development and manufacturing companies;
  •
  acquiring Mechanical Dynamics, Inc. ("MDI") in April 2002, expanding our core software offerings and increasing our presence in the virtual product development market;
  •
  expanding our professional services group, which includes traditional engineering consulting activities as well as high-performance and cluster computing services;
  •
  providing cost-effective Linux-based applications of our software and assistance to our customers who want to move to a Linux operating system;
  •
  working closely with other computer aided design and engineering (CAD and CAE) companies to ensure the optimal functionality and interoperability of our products to the benefit of customers;
  •
  forming a strategic alliance with Dassault Systemes S.A. pursuant to which we will develop our next generation of simulation software using Dassault Systemes' Version 5 Architecture. We will also act as a strategic distribution channel for the joint Version 5 Analysis and Simulation portfolio. This alliance will accelerate our capability to deliver innovative simulation software as an integral part of our next generation PLM portfolio;

  •
  seeking acquisitions that will allow us to strengthen our core software business and/or increase our sales channels, and;
  •
  expanding our information technology systems and software integration business to Europe and Asia-Pacific. Our expertise in this area was initially concentrated in North America.

INDUSTRY

  Virtual Product Development

        The product lifecycle includes four significant segments; conception of the product, design of the product, manufacture of the product and maintenance of the product. These key product lifecycle segments utilize various digital technologies and software tools including mechanical computer-aided design, or CAD, computer-aided engineering, or CAE, computer-aided manufacturing, or CAM, and product data management, or PDM, and related services and systems. Our software and services are used throughout the entire lifecycle of a product and, with the acquisition of AES and MDI, we added CAD, CAM, CAE and PDM tools to our product offering. Our information systems and integration activities provide the infrastructure necessary for efficient and effective implementation of a virtual product development environment.

        Prior to the development of computer-driven design tools, the product development cycle demanded a long lead-time since modifications to a product's design required time and cost-intensive manual redesign at each step. Today, virtual product development tools such as CAD, CAM and CAE allow engineers the flexibility to create and test designs much more quickly and accurately by using a computer environment. These cost effective tools not only reduce the need to build and test physical prototypes, but also allow our customers the ability to explore more product design alternatives that result in improved reliability.

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

        CAE provides design engineers at all levels of the organization with the ability to develop simulations and test designs through physics-based rules to determine whether a mechanical part or assembly performs in the desired manner. CAE simulates stresses that the part or assembly may encounter, such as an automobile being crash tested into a cement wall. These simulations enable design engineers to gain important information on the likely performance of their products and allow them to make alterations. By making these changes earlier in the process, companies save time and money by eliminating later redesigns. Our simulation software portfolio is designed to operate seamlessly with other leading mechanical computer-aided design and engineering software products in the market, giving customers a complete set of interoperable tools for every engineering discipline.

  Systems Integrator

        The systems integrator industry is the extended arm of technology manufacturers. In essence, a CAD/CAM/CAE systems integrator delivers and integrates a mix of new and legacy products from a variety of sources into a complete toolset that is tailored to a customer's particular needs. Systems integrators add value to both product manufacturers and customers because they can better evaluate a customer's individual needs and tailor a customized, turnkey solution consisting of hardware, software, and a variety of product and integration services, application support and training. A systems integrator's goal is to be the expert source where customers can acquire products, knowledge, support, training and integration resources.

        There are many factors that determine the overall success of a CAD/CAM/CAE systems integrator organization relative to competitors. These include technical expertise (technical skill sets, industry experience, etc.), pre- and post-sales support capabilities, customer relationship management (sales and service staff), security (financial soundness, years in business, etc.), geographic coverage and price. Competition in these industries includes the direct sales forces of other technology companies and legacy capabilities built by manufacturers themselves.

OUR STRATEGY

        Our goal is to expand our leading position as a provider of virtual product development software, services and systems. Our strategy has the following key elements:

  •
  Maintain and expand our leading portfolio of simulation software. We are a leader in providing simulation software to the aerospace, automotive and other manufacturing industries. We will continue to focus our efforts on these industries, but will apply the technical expertise we have developed to additional applications in manufacturing industries such as consumer products, biomedical and electromechanical that are increasingly turning to simulation during the development phase of production. Our products have recently been used by a biomedical manufacturer to test the durability and materials characteristics of hip implants, a tier 1 automotive supplier who was tasked with creating a new electrical system to power the new electronic devices in passenger cars, and a sporting goods manufacturer who was testing material properties for the optimum performance of golf club faces.
  •
  Leverage our expertise in simulation software by providing engineering consulting services. We have been providing simulation software for 40 years and in that time we have developed a significant amount of expertise in understanding the engineering processes of our customers. We are leveraging that expertise by providing strategic engineering software consulting services to our customers to improve the integration and performance of their simulation technologies. For example, we are working with a major German automotive manufacturer to install a revolutionary data management system, complete with a high performance computing cluster, to help them better run and manage their simulation data and three dimensional models. We also provide training, onsite support and implementation services for our customers.
  •
  Expand our information technology systems business into our manufacturing customer base and into new markets. With the acquisition of AES, we now have significant expertise as an integrator of information systems and software. In addition to building that business within our current software customer base domestically, we are expanding the systems integrator business in Europe and Asia-Pacific and into other manufacturing industries.
  •
  Expand our engineering consulting services for the Linux operating system. The Internet has accelerated the development of open source software. Open source software has emerged as a viable alternative to traditional proprietary software, especially for operating systems such as Unix and Windows NT. One of the better-known open source products is the Linux operating system. We are providing our customers with cost-effective Linux-based applications of our products and helping our customers who request to move to Linux by configuring their systems, porting their in-house software, customizing middleware for special needs, and providing training. We deliver our software on Linux computer clusters, providing turnkey high-performance computing with enhanced price/performance benefits for sophisticated engineering applications.
  •
  Offer our software and engineering consulting services through the Internet. We continue to expand our infrastructure and product offerings over the Internet to complement and make our existing sales channels more efficient. The Internet has also provided opportunities for improved efficiencies in product ordering, availability and license renewal from any location worldwide 24 hours per day. In March 1999 we launched our Web portal, Engineering-e.com. This portal allows our customers to "rent" many of our software products for a specified period of time or run simulations on demand through our network.

SOFTWARE

        Our simulation software products consist primarily of physics-based solvers integrated with graphical user interfaces, sometimes referred to as pre- and post-processors. These solvers are capable of simulating virtually any mechanical or structural phenomena.

        The governing principle for our core software is to provide:

  •
  enhanced engineering productivity, in terms of process/task automation (via dedicated environments, templates, and workflow managers), numerical and graphics performance, and overall ease of use;
  •
  a greater range of simulation, including loads analysis (and kinematics), non-linear effects, robust design (including probabilistic analysis), manufacturing process simulation, and test correlation;
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

        We market our software products under the name MSC.visualNastran and we group our products into four families:

  •
  MSC.visualNastran Enterprise—This family includes software for dedicated analysts at major manufacturers to simulate a wide variety of complex mechanical conditions. Within this family, we include our core simulation software, including MSC.Nastran, MSC.Patran, MSC.Marc, MSC.ADAMS, MSC.Dytran and MSC.Enterprise Mvision.
  •
  MSC.visualNastran Professional—This family includes software for multi-disciplinary engineers at large or small companies that perform simulation on occasion, though this is not their primary task. This family includes MSC.Nastran for Windows, MSC.SuperForge and new integrated products for these engineers, among others.
  •
  MSC.visualNastran Desktop—This family includes software for design engineers at large or small companies who need to verify design concepts. These products fit into two categories, CAD-embedded applications such as MSC.visualNastran V5i for CATIA, and stand-alone products such as MSC.visualNastran 4D.
  •
  Third Party Software Products—This family includes all third party software products we market and support including CAD, CAM and CAE software such as CATIA, Autodesk and SmarTeam.

MSC.visualNastran Enterprise Family

        MSC.Nastran.    MSC.Nastran is a descendant of NASTRAN, an open-source computer program owned by the United States Government. We have improved upon NASTRAN since it was first released in 1970, resulting in substantially greater capabilities and scope of our product, MSC.Nastran. We have been selling MSC.Nastran since 1971. Pursuant to a 1982 agreement with the National Aeronautics and Space Administration, we acquired the non-exclusive perpetual rights to commercially use those elements of NASTRAN which are embodied in MSC.Nastran.

        We believe that MSC.Nastran is the leading program for engineering analysis worldwide, based upon capability, functionality, international acceptance and sales volume. MSC.Nastran, based on finite element technology, is used to analyze structures in order to determine, among other things, their strength, safety and performance characteristics. For example, in the aerospace industry, MSC.Nastran is employed to determine the stress distribution in the major parts of an aircraft, such as engines, wings, fuselage and tail. MSC.Nastran results can be applied to improve the design of aircraft by suggesting the removal of material where stresses are low and the addition of material where stresses are high, while reducing the need for physical prototypes and other testing. With this knowledge, an aircraft can be made both stronger and lighter. The same principles are applied to improve the design of jets, rockets, engines, automobiles, trucks, tires, ships, farm equipment, heavy industrial equipment, nuclear containment vessels, helicopters, spacecraft and other products and structures.

        Because MSC.Nastran has been designed in a modular way, new features can be added and obsolete features replaced without disrupting the other modules of the system. As a result, major changes in computer technology have been systematically accommodated. For example, the program has been adapted to be used on a variety of computer types, from supercomputers to Linux Clusters to personal computers. We believe that the continued development and maintenance of MSC.Nastran, together with the modular design features of that program, have prevented, and will continue to prevent, its obsolescence, although no assurance can be given that future changes in hardware or breakthroughs in software design will not result in the obsolescence of the program.

        MSC.Patran.    MSC.Patran is a graphical user interface and provides finite element modeling, analysis data integration, analysis simulation, and results evaluation capabilities to simulate product performance early in the design-for-manufacture process. All of the functions of MSC.Patran may be integrated, automated and tailored to the user's specific requirements using a powerful programming command language. We believe MSC.Patran is the standard simulation environment for manufacturers worldwide, based upon its enhanced usability, direct CAD access, automated finite element modeling and completeness of analysis integration.

        MSC.ADAMS.    MSC.ADAMS is a kinematics tool that simulates motion and kinematic stresses and loads. This product came to MSC.Software as part of the acquisition of Mechanical Dynamics in April of 2002. MSC.ADAMS is used heavily in the automotive and ground transportation industries to perform kinematic simulation of systems and subsystems such as suspensions and engines.

        MSC.Marc.    MSC.Marc simulates nonlinear physical behavior due to material contact conditions such as impact, crash and crush, resulting in material failure under extreme stress. MSC.Marc is increasingly being used in areas where materials undergo large deformations, such as rubber, plastics or metal forming and many other applications. MSC.Marc also has extensive distributed parallel processing capabilities, and it is known for its contact algorithms and its extensive materials library.

        MSC.Dytran.    MSC.Dytran is complementary to MSC.Marc and uniquely combines fluid-structure interaction to facilitate the simulation of, for example, tire hydroplaning and occupant safety (airbag-occupant interaction). It is used specifically by manufacturers for high-speed interactions such as crashes and projectiles.

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

MSC.visualNastran Professional/Desktop Family

        MSC.Nastran for Windows.    MSC.Nastran for Windows is a Windows NT-based simulation product, incorporating finite element modeling, simulation and post-processing. It uses MSC.Nastran as a solver engine and Windows NT as it's interface. MSC.Nastran for Windows was launched in early 1995.

        MSC.Working Model.    The December 1998 acquisition of Knowledge Revolution ("KR") led to the MSC.visualNastran Desktop suite of products for motion and visualization/animation. These products can be linked to solid modelers such as Solid Works, Mechanical Desktop and Solid Edge. We plan to extend their visualization capabilities to work with our core solvers.

        MSC.visualNastran 4D.    MSC.visual Nastran 4D is a stand-alone kinematics tool for simulating motion and the resulting stresses. It is used primarily by small and medium sized manufacturers and utilizes the MSC.Nastran solver.

        MSC.Dynamic Designer.    MSC.Dynamic Designer, which was also a part of the acquisition of Mechanical Dynamics, is a CAD-embedded simulation tool that provides design engineers the ability to perform simulations within their preferred CAD interface. The MSC.Dynamic Designer product can be embedded into most CAD systems on the market, including Autodesk Inventor, Ideas, Solid Works and Solid Edge among others.

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

  Engineering Consulting

        We provide engineering analysis and design services to our existing software customers and to companies who do not use our software. These services are delivered to our current customers to provide analysis or design expertise that they may not have and to augment their capabilities if they have a manpower shortage. These services are provided to other companies who do not have any analysis or design professionals on staff, but who need these capabilities provided via outsourcing. We deliver the expertise of over 200 highly trained engineers who write, support and use our software, as well as third part products, on a daily basis. We have provided services to automotive, aerospace, biomedical, electronic packaging, petrochemical, nuclear and consumer product manufacturers and suppliers. In addition to analysis and design services before a product's manufacture, we have also investigated the cause of in-service failures for a wide range of products. Typical examples of our engineering services include:

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

  Deployment and Development Services

        We provide services that allow our customers to efficiently and effectively deploy IT solutions. These services include:

  •
  Solutions Implementation. We help plan and manage implementations in order to ensure rapid and successful deployments. We also provide integrated test bed environments, deliver training and education to support deployments and ensure IT infrastructure readiness to minimize the impact associated with the deployment of new technologies.
  •
  Application Customization. Depending on a client's needs, we customize templates, databases, graphical user interfaces and applications, as well as provide for web access and integration.
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

HIGH PERFORMANCE COMPUTING SERVICES

  Linux Services

        An expanding services area for us is porting to the Linux operating system. For Linux, we help our customers move from Unix, configure systems, port proprietary software, customize middleware for special needs, and provide training.

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

  •
  Custom Software Development, Collaborative Development, and Porting.We can customize our software in order to provide customer requested capabilities on a funded basis. Some of our major software capabilities—including dynamic sensitivity and optimization, acoustics, and static aeroelasticity—were developed as custom projects. In many cases, the projects are fully funded by the customer, but there are cases where we absorb part of the cost if there is a future commercial benefit (collaborative development). One type of custom development is funded porting, where the hardware provider pays us to port our software to their new hardware or to new versions of operating systems.
  •
  Onsite Support. As an optional service, we also provide onsite support for our software. This service enables our customers to receive a dedicated level of technical support, with our personnel becoming or adding to the onsite experts.

SYSTEMS

        Our systems business uses information technology solutions, systems integration and support services to address the high performance, workgroup, and enterprise computing needs for organizations around the world. We market our solutions to engineering, manufacturing, academic, scientific and commercial organizations. Our focus is on providing integrated hardware, software and services to help companies deploy high performance/availability servers and clusters, databases and tools, workgroup systems, storage solutions including storage area networks ("SAN") or network attached storage, backup and archive solutions, security and network infrastructure. Some of our key vendor partners for these solutions are industry-leaders like International Business Machines, Dell Computer, Hewlett Packard, SGI International, Sun MicroSystems, eMachines, Hitachi, Veritas, Cisco Systems and Oracle.

        Our systems deployment and integration services include architecture design, performance tuning and customization, cluster configuration, storage assessment and implementation, system/network operation and administration services, as well as complete systems integration. Networking services generally consist of networking mixed systems environments as well as supply chain integration services.

        By offering a comprehensive software, hardware and systems-integration solution, we give customers all the tools to create and manage their product data and transfer knowledge throughout their organizations efficiently and effectively.

RESEARCH AND DEVELOPMENT

        We continually expend significant amounts on the development and maintenance of our suite of software products, as well as on new product research and development. During the years ended December 31, 2002, 2001 and 2000, gross research and development expenditures were approximately $41,347,000, $35,820,000 and $30,311,000, respectively. Of the amounts expended, $13,979,000, $13,752,000 and $13,655,000, respectively, were included in capitalized software costs.

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

Our total development cost before software capitalization was 17% of software and services revenue for 2002, which was consistent with our target.

SALES AND MARKETING

        We sell our products worldwide through a dedicated sales force as well as value added resellers. We also use the Internet for global marketing. At December 31, 2002, our sales and marketing force consisted of 383 employees, including 176 in the Americas, 113 in Europe and 94 in Asia-Pacific. We market our products by advertising in trade publications, participating in industry trade shows and exhibits, conducting training seminars and working with our strategic partners as described above.

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

PRICING

        We provide a variety of licensing alternatives for the use of our software products. Our software products are offered on an annual non-cancelable, pre-paid license basis and on a paid-up basis. An annual non-cancelable, pre-paid license is set at a fixed rate for the period and provides for payment in advance of use. A paid-up license provides significant payment at the original time of sale of the product, with smaller payments for maintenance following the time of sale. Maintenance revenue is deferred and recognized as revenue over the term of the maintenance agreement. Revenue from the sale of systems is recognized at the time of shipment.

SALES AND SUPPORT OFFICES

        We maintain North American sales and client support offices in:

• Alpharetta, Georgia	• Ann Arbor, Michigan	• Austin, Texas
• Bellevue, Washington	• Cleveland, Ohio	• Dayton, Ohio
• Denver, Colorado	• Fortworth, Texas	• Grapevine, Texas
• Indianapolis, Indiana	• Littleton, Colorado	• Los Angeles, California
• Lowell, Massachusetts	• Middleton, Connecticut	• Mount Laurel, New Jersey
• Ontario, Canada	• Pleasanton, California	• Redwood City, California
• San Diego, California	• Santa Ana, California	• Scottsdale, Arizona
• Southfield, Michigan	• Sunnyvale, California	• Valencia, California

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

        All of our offices are leased under agreements expiring at various times over the next one to 11 years. In 2001, we relocated our Corporate Headquarters and Costa Mesa office to new office space in Santa Ana, California. The office in Santa Ana, California includes 203,000 square feet under a lease expiring in 2013.

CUSTOMERS

        In 2002, we sold our products to approximately 8,000 customers. Customers in the aerospace, automotive and other manufacturing industries accounted for 22%, 20% and 15%, respectively, of our revenues for 2002. Our top ten customers accounted for approximately 18% of our total revenues in 2002 and no single customer accounted for more than 5%. Our major end-user customers, based upon 2002 revenues, include:

  •
  The Boeing Company
  •
  Constellation Power Source, Inc.
  •
  Ford Motor Company
  •
  IBM

  •
  Kelly Service, Inc.
  •
  Lockheed Martin Corporation
  •
  Orbitz LLC
  •
  Pegasus Solutions, Inc.
  •
  TransCore

        For 2002, foreign sales accounted for approximately 48% of gross revenues, most of which was attributable to Europe (23%) and Asia-Pacific (25%). Less than 1% was attributable to Canada and South America.

BACKLOG

        We do not maintain backlog statistics for our software or systems products because they are generally available for delivery upon execution of a licensing agreement or contract. Backlog for consulting services is currently not material.

INTELLECTUAL PROPERTY RIGHTS

        We regard our software as proprietary and rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect our proprietary rights in our products. We distribute our software products under software license agreements that grant customers nonexclusive licenses for the use of our products, which are nontransferable. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a license offering other access to the software. Software and hardware security measures are also employed to prevent unauthorized use of our software, and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction and export of the software. As discussed in Item 3, the Company has entered into a settlement with the Federal Trade Commission. In accordance with this settlement, the Company is required to license its current version of MSC.Nastran to up to two acquirers (the "Acquirers"). The Acquirers will have an unrestricted, perpetual right to license this technology to others.

        MSC, MSC/, MSC/ARIES, MSC/PATRAN, MSC/MVISION, MSC/DYTRAN, MSCINCHECK (Design), MSC.ULTIMA, MSC.SUPERMODEL, MARC and EASY5 are some of our registered trademarks. NASTRAN is a registered trademark of NASA. MSC.Nastran is an enhanced proprietary version of NASTRAN.

        Many of our trademarks have also been registered in foreign countries.

        In addition, we maintain federal statutory copyright protection with respect to our software programs and products and have copyrights on all documentation and manuals related to these programs.

COMPETITION

        With respect to our software business, the following list sets forth our primary competitors.

  •
  Altair Engineering, Inc.
  •
  ANSYS, Inc.
  •
  ABAQUS, Inc. (formerly Hibbitt, Karlsson & Sorensen, Inc.)
  •
  Structural Dynamics Research Corporation (acquired by Electronic Data Systems Corp in 2001)

        In our professional services business, we compete with in-house information technology personnel and consulting groups.

        In our systems business, our primary competitors include the direct sales forces of technology manufacturers as well as local systems resellers.

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

EMPLOYEES

        At December 31, 2002, we employed 1,514 persons, of whom 907 were involved in technical activities, 383 in sales and marketing, and 224 in administration. We have no contracts with labor organizations and believe our relations with our employees are good.

COMPANY WEBSITE

        MSC.Software Corporation maintains a website at www.mscsoftware.com where copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments may be obtained free of charge. These reports are posted on our website the same day they are filed with the SEC. The contents of our websites is not part of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below sets forth certain information about our executive officers. We are not aware of any arrangement or understanding between these persons and any other persons pursuant to which the executive officers were selected as such. We are not aware of any family relationships between these executive officers and any other executive officers.

Name	Age	Current Position
Frank Perna, Jr.	65	Chairman and Chief Executive Officer
Louis Greco	55	Executive Vice President, Chief Financial Officer and Corporate Secretary
Nader Khoshniyati	49	Executive Vice President—Field Operations
Robert R. Ryan	45	Executive Vice President—Product Division
Kenneth Blakely	48	Executive Vice President—Software

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

        Nader Khoshniyati has served as Executive Vice President of Field Operations since July 2002. Mr. Khoshniyati joined us upon our acquisition of Advanced Enterprise Solutions. From July 2001 to June 2002, he served as Executive Vice President of Systems. From 1989 to 2001, Mr. Khoshniyati was President and CEO of Advanced Enterprise Solutions (acquired by MSC.Software in July 2001).

Mr. Khoshniyati holds a Bachelors Degree in Industrial Accounting and Management, a Masters Degree in Business Administration from Northeastern State University in Oklahoma, and has completed PhD postgraduate study pending dissertation in computer education and management at United States International University in San Diego, California.

        Robert R. Ryan has served as the Executive Vice President—Products since our acquisition of Mechanical Dynamics, Inc. in April 2002. Dr. Ryan was the President of MDI from February 1997 and was MDI's Chief Operating Officer and Executive Vice President since 1991. He served as MDI's Vice President of Product Development from 1988 through 1991. Before joining MDI, Dr. Ryan held various positions in sales and engineering services at Structural Dynamics Research Corporation, and served on the engineering faculty at The University of Michigan. He holds a B.S. from the University of Cincinnati and an M.S. and Ph.D. in applied mechanics from Stanford University.

        Kenneth Blakely has served as Executive Vice President of Software since July 2002. Prior positions at MSC.Software include Executive Vice President of Software and Services; Senior Vice President and General Manager of our Mechanical Solutions Division; Vice President and General Manager of the Aerospace Business Unit; Vice President of Marketing; Director of Product Management; and Manager of Technical Planning and Product Services. He also headed the MSC.Nastran for Windows team, responsible for conceiving, developing and launching the product. Mr. Blakely has written more than 40 technical papers, primarily on test-analysis correlation, structural dynamics, PC applications, and CAD-FEA interoperability. Mr. Blakely has a Bachelor of Science Degree in Engineering and a Masters Degree in Structural Dynamics from the University of California at Los Angeles.

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

        Downturns in the industries we serve would adversely affect our operating results. In 2002, sales to customers in the aerospace and automotive industries accounted for approximately 22% and 20%, respectively, of our revenues. Changes in capital spending by, and cyclical trends affecting, customers in these industries may adversely affect our sales to these customers and our operating results. In addition, these types of customers tend to adhere to a technology choice for long periods, possibly an entire development cycle. As a result, a lost opportunity with a given customer may not again become a new opportunity for several years.

        Our international sales expose us to material risks. Revenues from foreign export sales represented approximately 48% of our revenue in 2002. We expect revenues from foreign export sales to continue to represent a significant portion of total revenue. There are risks inherent in doing business internationally, including:

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

        We have acquired and may continue to acquire other companies and may be unable to integrate successfully such companies with our operations. We acquired MDI in 2002, AES in 2001 and we acquired five other businesses in 1998 and 1999. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

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

        Our future success depends in part on the continued service of our key technical and management personnel and our ability to identify, hire and retain additional personnel.There is intense competition for qualified personnel in the software industry. We may not be able to continue to attract and retain qualified personnel necessary for the development of our business or to replace qualified personnel who may leave our employ in the future. Any growth we experience is expected to place increased demands on our resources and will likely require the addition of management and technical personnel, and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit, key technical and management personnel could harm our business.

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

        The Federal Trade Commission (the "FTC") has issued an administrative challenge to our acquisitions of Universal Analytics, Inc. ("UAI") and Computerized Structural Analysis & Research Corp. ("CSAR").In October 2001, the FTC issued an administrative challenge alleging that we had substantially lessened competition in the Nastran market as a result of the acquisitions of UAI and CSAR. In July 2002, a settlement was proposed, which was accepted by the FTC and made available for public comment in August 2002. On November 1, 2002, the FTC approved the settlement. The settlement requires us to license to up to two acquirers ("Acquirers") all intellectual property (including computer code) related to the most current version of MSC.Nastran, as of the date of the settlement, all intellectual property acquired in the acquisitions of UAI and CSAR, and all information related to customers using MSC.Nastran in the United States. In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary after the divestiture, we are required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the paid-up license if the customer decides to change from MSC.Nastran to the Acquirer's version of Nastran. For arrangements with customers that convert to a paid-up license after November 1, 2002, we defer revenue for the fair value of the Nastran paid-up license because the arrangement is cancelable under certain circumstances pursuant to the FTC settlement and, as a result, the fee is not considered fixed or determinable. We will recognize the related fee as revenue as the pro-rata portion of the fee subject to cancellation lapses over time, in accordance with the FTC settlement. We are currently in negotiations with an Acquirer. Until a final agreement has been reached with one or more Acquirers, the effect of the settlement on us cannot be determined and the ultimate outcome of this challenge could harm our business.

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

ITEM 2. PROPERTIES

        All of our offices are leased under agreements expiring at various times over the next one to 11 years. In 2001, we relocated our corporate headquarters in Los Angeles and the Costa Mesa office to new office space in Santa Ana, California. We believe that this move provided enhanced productivity by having key personnel in one facility. The new office includes 203,511 square feet under a lease expiring in 2013. We also lease other offices throughout the United States and internationally. See Note 15—Commitments and Contingencies in Notes to Consolidated Financial Statements of this report for additional information regarding our lease obligations.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in various pending or threatened litigation matters arising out of the normal conduct of our business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

        In October 2001, the Federal Trade Commission ("FTC") issued an administrative challenge to our acquisition of two competitors in 1999, alleging that we had substantially lessened competition in the Nastran market as a result of the acquisitions of UAI and CSAR. In July 2002, a settlement was proposed, which was accepted by the FTC and made available for public comment in August 2002. On November 1, 2002, the FTC approved the settlement. The settlement requires us to license to up to two acquirers ("Acquirers") all intellectual property (including computer code) related to the most current version of MSC.Nastran, as of the date of the settlement, all intellectual property acquired in the acquisitions of UAI and CSAR, and all information related to customers using MSC.Nastran in the United States. In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary after the divestiture, we are required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the paid-up license if the customer decides to change from MSC.Nastran to the Acquirer's version of Nastran. We are currently in negotiations with an Acquirer. Until a final agreement has been reached with one or more Acquirers, the effect of the settlement on our financial statements cannot be determined. However, for our arrangements with customers that convert to a paid-up license after November 1, 2002, we defer revenue for the fair value of the Nastran paid-up license because the arrangement is cancelable under certain circumstances pursuant to the FTC settlement and, as a result, the fee is not considered to be fixed or determinable. We will recognize the related fee as revenue as the pro-rata portion of the fee subject to cancellation lapses over time, in accordance with the FTC settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders during the last quarter of our fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "MNS". The following table sets forth the high, low, average and closing prices, as reported on the NYSE composite trading system, for the periods shown:

	Sales Prices
	High	Low	Average	Close
Calendar Year 2002:
Fourth Quarter	$8.90	$2.74	$6.32	$7.72
Third Quarter	$11.72	$7.45	$9.84	$8.52
Second Quarter	$22.75	$7.42	$12.75	$8.95
First Quarter	$23.40	$14.70	$18.85	$23.00
Calendar Year 2001:
Fourth Quarter	$16.53	$9.30	$13.88	$15.60
Third Quarter	$22.95	$12.87	$18.67	$16.10
Second Quarter	$20.60	$9.62	$15.88	$18.75
First Quarter	$10.57	$7.74	$9.58	$10.25

        As of March 21, 2003, there were 286 record holders of our common stock. We eliminated our dividend in September 1996 and do not anticipate paying a dividend in the foreseeable future. In addition, our loan agreement with our principal bank imposes restrictions on the payment of cash dividends or payments on account of or in redemption, retirement or purchase of common stock or other distributions.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 is derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.

	As of and for the Years Ended December 31,
	2002	2001	2000	1999	1998
	(1)	(2)		(3)	(4)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue	$344,151,000	$236,097,000	$178,024,000	$149,235,000	$125,397,000
Operating Income (Loss)	$(9,632,000)	$20,394,000	$23,141,000	$2,636,000	$(10,041,000)
Income (Loss) Before Cumulative Effect of Change In Accounting Principle	$(12,029,000)	$10,271,000	$11,133,000	$5,097,000	$(12,979,000)
Net Income (Loss)	$(51,329,000)	$10,271,000	$11,133,000	$5,097,000	$(12,979,000)
Basic Earnings (Loss) Per Share Before Cumulative Effect of Change In Accounting Principle	$(0.41)	$0.50	$0.79	$0.37	$(0.95)
Diluted Earnings (Loss) Per Share Before Cumulative Effect of Change In Accounting Principle	$(0.41)	$0.47	$0.76	$0.37	$(0.95)
Basic Earnings (Loss) Per Share	$(1.75)	$0.50	$0.79	$0.37	$(0.95)
Diluted Earnings (Loss) Per Share	$(1.75)	$0.47	$0.76	$0.37	$(0.95)
CONSOLIDATED BALANCE SHEET DATA:
Cash and Cash Equivalents	$29,387,000	$86,056,000	$28,806,000	$21,735,000	$10,822,000
Working Capital	$7,789,000	$93,822,000	$17,355,000	$10,755,000	$23,524,000
Total Assets	$507,274,000	$433,655,000	$208,654,000	$187,220,000	$140,617,000
Long-Term Debt:
Notes Payable, Less Current Portion	$59,984,000	$24,178,000	$—	$4,533,000	$—
Convertible Subordinated Debentures, Net	$—	$—	$58,345,000	$58,287,000	$56,574,000
Subordinated Notes Payable, Less Current Portion	$6,817,000	$9,185,000	$8,874,000	$11,804,000	$—
Total Shareholders' Equity	$242,480,000	$276,972,000	$39,982,000	$24,806,000	$17,687,000

(1)
Includes an in-process research and development charge of $2,380,000 related to the acquisition of MDI and EASY5, impairment charges of $4,751,000, restructuring charges of $9,064,000 and a cumulative effect of change in accounting principle of $39,300,000.

(2)
Includes restructuring charges of $1,894,000.

(3)
Includes an in-process research and development charge of $4,067,000 related to an acquisition impairment charges of $1,500,000 in cost of revenue, restructuring charges of $5,497,000, and a gain on sale of equity investment of $10,773,000.

(4)
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

OVERVIEW

        We are a leader in the development, marketing and support of virtual product development tools including simulation software, professional services and information technology systems. Our products and services help customers optimize product designs, increase quality and reliability, reduce product development costs and speed time to market. We also provide a broad range of strategic consulting services to help our customers improve the integration and performance of their product development process and lower the total cost of ownership of their technology investments. We serve customers in multiple industries, including aerospace, automotive, machinery, electronics, consumer products, biomedical, shipbuilding and rail.

        During the past three years, we have engaged in a number of key strategic activities to expand our market opportunities. These activities include the completion of two acquisitions to broaden the technology scope of our core simulation software products, expand into information systems reselling and integration, and establish a focused professional services group. The professional services group includes traditional engineering consulting activities as well as extreme performance computing services, with special technical expertise in the use of Linux and other related operating systems.

RECENT ACQUISITIONS

        We acquired Mechanical Dynamics, Inc. ("MDI") in 2002 and Advanced Enterprise Solutions, Inc. ("AES") in 2001.

        Mechanical Dynamics, Inc.—On April 19, 2002, we completed the acquisition of the outstanding common stock of MDI through a tender offer. MDI developed, marketed and supported functional virtual prototyping solutions. This acquisition was completed because we believe the acquisition of MDI expands our core software offerings, complements our existing product and service offerings and increases our presence in the product lifecycle management market to better serve customers.

        To accomplish the acquisition of MDI, we entered into the Agreement and Plan of Merger dated March 15, 2002 with MDI. Following the consummation of a tender offer at $18.85 per share in cash and the satisfaction or waiver of certain conditions, all of the remaining outstanding shares of common stock of MDI were converted into the right to receive $18.85 per share in cash. As a result of the tender offer and merger, we acquired approximately 6,200,000 shares of common stock of MDI, representing 100 percent of the outstanding shares of MDI at an aggregate price of approximately $116,877,000. We also agreed to redeem all outstanding MDI stock options (922,340 options) for total consideration of $10,531,000 (the difference between $18.85 and the exercise price of the options).

        The acquisition of MDI has been accounted for as a purchase, and accordingly, the results of operations of MDI since April 19, 2002 are included in our consolidated statement of operations. An external valuation of the intangible assets acquired was performed as of the date of the acquisition. The excess of the aggregate purchase price over the fair market value of the net tangible assets acquired was

$114,040,000. Pursuant to SFAS 142, goodwill and indefinite lived intangibles will not be amortized, but will be evaluated for any indicators of impairment.

        Advanced Enterprise Solutions, Inc.—On July 20, 2001, we completed the acquisition of AES. AES is a systems and software integrator and the largest IBM Product Lifecycle Management business partner in the Americas, selling Dassault Systemes' Product Lifecycle Management software portfolio comprised of CATIA, ENOVIA, DELMIA and Smart Solutions.

        To accomplish the acquisition of AES, we entered into a Stock Purchase Agreement with Dassault Systemes of America Corp. ("DSA"), pursuant to which we purchased from DSA all of the shares of AES held by DSA. We issued to DSA 1,763,400 shares of our common stock for DSA's minority interest in AES. We also entered into an Agreement and Plan of Merger with AES pursuant to which AES was merged with our wholly owned subsidiary, which resulted in AES becoming our wholly owned subsidiary. In this transaction, the stockholders of AES, other than DSA, received:

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

        The promissory notes were recorded at their estimated fair value at time of issuance, net of a discount of $411,000. The promissory notes bear interest at 7% with interest payments due semi-annually in January and July. The entire principal amount of the notes of $20,000,000 is due in July 2004.

        The acquisition of AES has been accounted for as a purchase, and accordingly, the results of operations of AES since July 1, 2001 (the designated effective date when control of AES was passed to us) are included in our consolidated statement of income. An independent valuation of the intangible assets acquired was performed in 2001. The excess of the aggregate purchase price over the fair market value of the net assets acquired was $119,929,000. Pursuant to SFAS 142, goodwill and indefinite lived intangibles will not be amortized, but will be evaluated for any indicators of impairment.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under these standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Our reporting units are generally consistent with our operating segments. This methodology differs from our previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

        During the second quarter of 2002, we completed the transitional impairment test required under the new rules and recorded a non-cash charge of $39,300,000 to reduce the carrying value of goodwill effective in the first quarter of 2002. The impairment relates entirely to our Systems reporting unit, which was almost entirely generated from the AES acquisition. Such charge is nonoperational in nature and is reflected as a cumulative effect of change in accounting principle in 2002. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the System segment was estimated using either a discounted cash flow methodology or recent comparable transactions. We engaged an external valuation firm to assist us in determining the impairment charge. The impairment primarily resulted from an increase in our stock price immediately prior to the date that the AES acquisition was announced and valued for accounting purposes, as well as a decline in market multiples in the information systems reseller industry.

ASSET IMPAIRMENT AND RESTRUCTURING

        We have consistently followed the policy of capitalizing software development costs related to product development in accordance with the guidelines established under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project. These capitalized software development costs are subject to an ongoing quarterly assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Amortization of software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the greater of the straight-line method over periods not exceeding three years or the sales ratio method that is based on expected unit sales and the estimated life of the product. Unamortized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

        Accordingly, during 2002, we recognized non-cash pre-tax charges of $4,751,000 related to the write-down of the carrying value of capitalized software development costs. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during the second and third quarters.

        Due to the weakened economic conditions in all three world areas in which we operate, management determined in 2002 that our current and future revenue could not support our existing cost structure. A review of our structure indicated several areas in which we could reduce costs. It was determined that workforce reductions and facility consolidations would be necessary to return us to profitability. In addition, the acquisition of MDI created certain redundant expenses that needed to be eliminated. We accrued $5,794,000 of restructuring costs related to the integration of MDI, including severance and related charges associated with a worldwide reduction in force of MDI employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. In accordance with Emerging Issuance Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"), the costs related to the integration of MDI were included as assumed liabilities in the net tangible assets acquired. In addition, we recorded a restructuring charge of $9,064,000 in 2002 related to the Company's existing business operations. These additional restructuring charges related to workforce reductions, impairment of assets caused by the terms of the MDI acquisition, to the consolidation of existing office facilities and other costs.

        The acquisition of AES in 2001 created certain redundant expenses that needed to be eliminated. In the third quarter of 2001, we recorded a restructuring charge of $1,894,000. In addition, we recorded $563,000 of additional acquisition costs related to the integration of AES. In accordance with EITF 95-3, the costs relating to the consolidation of AES office facilities were included in the purchase price allocation, resulting in additional goodwill. The restructuring charge that related to our business of $1,894,000 was recorded as a charge to income in 2001. These restructuring charges related to the impairment of an asset caused by the terms of the AES acquisition and the consolidation of existing office facilities.

        The following is the activity in the restructuring reserve:

	Workforce Reductions	Facilities	Asset Impairments	Total
Balance at December 31, 2000	$—	$1,340,000	$—	$1,340,000
Restructuring Charges	—	1,389,000	505,000	1,894,000
Acquisition Related Additions	—	418,000	145,000	563,000
Cash Payments	—	(1,743,000)	—	(1,743,000)
Non-Cash Write-Offs	—	—	(650,000)	(650,000)

Balance at December 31, 2001	—	1,404,000	—	1,404,000
Restructuring Charges	7,516,000	554,000	994,000	9,064,000
Acquisition Related Additions	4,093,000	752,000	949,000	5,794,000
Cash Payments	(8,530,000)	(1,582,000)	—	(10,112,000)
Non-Cash Write-Offs	—	—	(1,943,000)	(1,943,000)

Balance at December 31, 2002	$3,079,000	$1,128,000	$—	$4,207,000

        We expect to pay all remaining amounts accrued as of December 31, 2002 during 2003.

RESULTS OF OPERATIONS

        The following table sets forth items included in the consolidated statements of operations data as percentages of total revenue.

	2002	2001	2000
REVENUE:
Software	46.6%	63.7%	72.9%
Services	25.5%	25.1%	27.1%
Systems	27.9%	11.2%	0.0%

Total Revenue	100.0%	100.0%	100.0%

COST OF REVENUE:
Software	6.5%	11.1%	12.7%
Services	15.8%	14.1%	12.5%
Systems	23.6%	9.4%	0.0%

Total Cost of Revenue	45.9%	34.6%	25.2%

GROSS PROFIT	54.1%	65.4%	74.8%

OPERATING EXPENSE:
Research and Development	8.0%	9.3%	9.4%
Selling, General and Administrative	42.3%	42.1%	46.2%
Amortization of Goodwill and Other Intangibles	1.9%	4.6%	6.2%
Restructuring Charges	4.0%	0.8%	0.0%
Write-Off of Acquired In-Process R&D	0.7%	0.0%	0.0%

Total Operating Expense	56.9%	56.8%	61.8%

OPERATING INCOME (LOSS)	(2.8%)	8.6%	13.0%

OTHER EXPENSE:
Interest Expense	2.4%	2.2%	3.8%
Other Expense (Income), Net	0.0%	(0.7%)	(0.1%)

Total Other Expense, Net	2.4%	1.5%	3.7%

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES	(5.2%)	7.1%	9.3%
Provision (Benefit) for Income Taxes	(1.7%)	2.7%	3.0%

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3.5%)	4.4%	6.3%

2002 Compared to 2001

        Net Income (Loss)—Consolidated net loss was ($51,329,000), or ($1.75) per share, in 2002 compared to net income of $10,271,000, or $0.47 per diluted share, in 2001.

        Revenue—We reported revenue of $344,151,000 in 2002 compared to $236,097,000 in 2001, an increase of $108,054,000, or 46%.

        Software Revenue—Software revenue was $160,361,000 for 2002 compared to $150,342,000 for the prior year, an increase of $10,019,000, or 7%. Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a long-term license for the use of the software. Software revenue generated from the recently acquired MDI was $15,787,000 or 10% of total software revenue. Excluding software revenue generated from MDI, software revenue was $144,574,000, a decrease of $5,768,000, or 4%. The decrease was primarily attributed to a decrease in software leases, partially offset by an increase in paid-up licenses of $3,844,000.

        Services Revenue—Services revenue was $87,790,000 for 2002 compared to $59,224,000 for the prior year, an increase of $28,566,000, or 48%. Services revenue includes maintenance, support, consulting and training services.    Consulting and training services range from installation and basic consulting to training. Software support revenue was $48,052,000, or 55% of total services revenue, for 2002 compared to $34,497,000, or 58% of total services revenue, for 2001, an increase of $13,555,000, or 39%. Revenue from consulting and training services was $39,738,000, or 45% of total services revenue, for 2002 compared to $24,727,000, or 42% of total services revenue, for 2001, an increase of $15,011,000, or 61%. The increase was primarily due to the acquisition of MDI and an increase in maintenance revenue. The recently acquired MDI generated software support revenue of $9,566,000, or 20% of total software support revenue, and consulting and training services revenue of $10,618,000, or 27% of total consulting and training services revenue.

        Systems Revenue—Systems revenue includes the resale and integration of computer hardware and operating systems and was $96,000,000 for 2002 compared to $26,531,000 for 2001. The increase in systems revenue in 2002 was primarily due to the acquisition of AES in July 2001, as well as weaker than normal sales in 2001 following the terrorist attacks on September 11, 2001.

        The following table shows revenue by geographic region and the related growth rates between 2001 and 2002:

	Years Ended December 31,		Revenue Growth		% of Total Revenue
	2002	2001	$	%	2002	2001
Revenue:
The Americas	$180,514,000	$116,169,000	$64,345,000	55%	52%	49%
Europe	78,880,000	63,380,000	15,500,000	24%	23%	27%
Asia-Pacific	84,757,000	56,548,000	28,209,000	50%	25%	24%

Total Revenue	$344,151,000	$236,097,000	$108,054,000	46%	100%	100%

        The Americas reported a decrease of ($3,764,000) in software revenue and increases of $8,551,000 in services revenue and $59,558,000 in systems revenue. The decrease in software revenue was primarily due to decreases in recurring software revenues, offset by an increase in paid-up licenses and the acquisition of MDI, which generated $3,600,000 of software revenue in 2002. The increase in services revenue for the Americas was primarily due to the acquisition of MDI in April 2002, which generated $6,253,000 of services revenue in 2002. The increase in systems revenue was due to our acquisition of AES in July 2001.

        Europe reported increases of $4,322,000 in software revenue, $8,912,000 in services revenue and $2,266,000 in systems revenue. The increase in revenue for Europe was primarily due to the acquisitions of AES and MDI and an increase in maintenance revenue, offset by a reduction in non-MDI paid-up licenses. Revenue in Europe generated from the recently acquired MDI was $5,788,000 of software revenue and $5,435,000 of services revenue. While AES was essentially a domestic operation prior to our acquisition, the increase in systems revenue was primarily the result of our extension of this business into the European market.

        Asia-Pacific reported increases of $9,461,000 in software revenue, $11,103,000 in services revenue and $7,645,000 in systems revenue. The increase in revenue for Asia-Pacific was primarily due to the acquisitions of MDI and AES, increases in paid-up software licenses and increases in consulting services. Revenue in Asia-Pacific generated from the recently acquired MDI was $6,399,000 of software revenue and $8,496,000 of services revenue. While AES was essentially a domestic operation prior to our acquisition, the increase in systems revenue was primarily the result of our extension of this business into the Asian-Pacific market.

        Revenue growth in 2002 was also impacted by favorable foreign currency translation rates for the Euro and the Japanese Yen as compared to the prior year. Revenue for 2002 would have been approximately $343,168,000 if translated using the prior year's foreign currency translation rates. Revenue in local currencies increased 18% and 55% in Europe and Asia-Pacific, respectively. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

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

        Cost of Revenue—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", cost of revenue expense includes period expenses directly related to revenue as well as the amortization of capitalized software costs. Total cost of revenue was $158,126,000, or 46% of total revenue for 2002, compared to $81,610,000, or 35% of total revenue, for the prior year.

        Cost of Revenue—Software—Cost of revenue—software was $22,468,000, or 14% of software revenue, for 2002 compared to $26,193,000, or 17% of software revenue, for the prior year. The decrease was primarily attributable to a decrease in royalty expense due to product revenue mix and a decrease in software amortization. Software amortization was $9,933,000 and $11,360,000 for 2002 and 2001, respectively.

        Cost of Revenue—Services—Cost of revenue—services was $54,299,000 or 62% of services revenue, for 2002 compared to $33,292,000, or 56% of services revenue, for the prior year. The increase in cost of revenue—services was primarily due to an increase in headcount during 2002, including headcount additions as a result of the acquisition of MDI. Cost of revenue—services, as a percentage of services revenue, will vary from period to period based upon actual projects being performed. We expect such percentage to continue to approximate 55% to 65% in the future.

        Cost of Revenue—Systems—Cost of revenue—systems was $81,359,000 or 85% of systems revenue, for 2002 compared to $22,125,000, or 83% of systems revenue, for 2001. The increase in costs or revenue—systems is primarily the result of the increase in systems revenue as described above. The increase in cost of revenue—systems, as a percentage of systems revenue, was the result of some larger individual transactions in 2002, which typically have lower margins than small transactions.

        Gross Profit—Gross profit, which is total revenue less cost of revenue, was $186,025,000, or 54% of total revenue, for 2002, compared to $154,487,000, or 65% of total revenue, for 2001, an increase of $31,538,000, or 20%. The decrease in gross profit as a percentage of revenue was primarily due to the increase in systems revenue, which generates lower margins than software and services, and the decreased gross margin on services revenue as described above.

        Operating Expense—Operating expense was $195,657,000 for 2002 compared to $134,093,000 for the prior year, an increase of $61,564,000, or 46%. As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in 2002 would have been approximately $929,000 lower if translated using the prior year's foreign currency translation rates.

        Research and Development—In accordance with SFAS No. 86, software development expense is reported net of the amount capitalized. Research and development expense for 2002 was $27,368,000 compared to $22,068,000 for 2001, an increase of $5,300,000, or 24%. The total gross investment in software development activities for 2002 was $41,347,000, or 17% of total software and services revenue, compared to $35,820,000, or 17% of total software and services revenue, for the prior year. The increase in research and development activity in 2002 was primarily due to approximately $6,100,000 of MDI development in 2002. Excluding the MDI development, our gross investment in research and development would have decreased by approximately $800,000, due to headcount reductions. Capitalized software development costs were $13,979,000 for 2002 compared to $13,752,000 for the prior year, an increase of $227,000, or 2%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

        During 2002, $4,751,000 of capitalized software development costs were deemed to be impaired and were written off in accordance with SFAS No. 86. This charge has been included in restructuring and other impairment charges in the accompanying consolidated financial statements. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during 2002.

        Selling, General and Administrative—Selling, general and administrative expense was $145,520,000, or 42% of total revenue, for 2002 compared to $99,253,000, or 42% of total revenue, for 2001, an increase of $46,267,000, or 47%. Selling, general and administrative expenses in 2002 increased as compared to 2001 partially as a result of the acquisition of AES in July 2001 and the acquisition of MDI in April 2002. In addition, legal fees totaling approximately $9,500,000 were expensed in 2002 in connection with an FTC administrative proceeding related to two acquisitions we completed in 1999. The FTC proceeding has been settled and we do not expect to incur any significant new legal fees related to this matter.

        Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $6,574,000 for 2002 compared to $10,878,000 for 2001. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142 in the first quarter of 2002, we ceased to amortize approximately $56,000,000 of goodwill and other indefinite lived intangibles acquired prior to July 1, 2001. We recorded $6,633,000 of amortization on these amounts during 2001. In accordance with SFAS 142, the goodwill resulting from the AES and MDI acquisitions has never been amortized.

        Restructuring and Other Impairment Charges—Restructuring charges were $9,064,000, or 3% of total revenue, for 2002, compared to $1,894,000, or 1% of total revenue, for 2001. The restructuring charges in 2002 consist of $7,516,000 of charges related to workforce reductions, $994,000 to the impairment of assets caused by the terms of the MDI acquisition and $554,000 to the consolidation of office facilities and other costs. In addition, we recorded a write-off of $4,751,000 of capitalized software development costs, described above. In 2001, the restructuring charges consist of $1,389,000 of charges related to the consolidation of office facilities and $505,000 to asset write-downs.

        Write-Off of Acquired In-Process R&D—FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," requires that any portion of the purchase price allocated to assets to be used in research and development projects that have no alternative future use be charged to expense at the date of the acquisition. Accordingly, during 2002, we wrote off $2,170,000 of in-process research and development acquired in connection with the acquisition of MDI and $210,000 of in-process research and development acquired in connection with the acquisition of EASY5. In-process research and development ("IPR&D") projects were identified and valued through analysis of data provided by MDI and EASY5 concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. We retained an external valuation firm to assist us in determining the fair value of the acquired assets. The primary technique utilized in valuing the acquired IPR&D was the income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows.

        Developmental projects that had reached technological feasibility were classified as developed technology, and the value was assigned to technology acquired and capitalized as Intangible Assets. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the acquisition. As of the acquisition date, all projects classified as IPR&D projects were in the development stage and we expected to incur approximately $4,500,000 in additional costs before these projects would be complete.

        In valuing the IPR&D, we considered the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The sales estimates used to value the purchased IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by MDI and its competitors. The rates utilized to discount the net cash flows to their present value are based on MDI's weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 15 percent and 20 percent were deemed appropriate for the acquired and in-process technology, respectively. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable.

        Operating Income (Loss)—Operating loss was ($9,632,000) for 2002 compared to operating income of $20,394,000 for 2001.

        Total Other Expense—Total other expense was $8,266,000 for 2002 compared to $3,535,000 for 2001, an increase of $4,731,000, or 134%.

        Interest Expense—Interest expense was $8,101,000 for 2002 compared to $5,239,000 for 2001, an increase of $2,862,000, or 55%. The increase in interest expense is primarily due to our new debt incurred in connection with the acquisition MDI and the write off of unamortized debt issuance costs resulting from the refinancing of that debt in the fourth quarter of 2002.

        Other Income (Expense)—Other expense was ($165,000) for 2002 compared to other income of $1,704,000 for 2001. Other income (expense) includes interest income, gains and losses on property and equipment, currency transaction gains and losses, and other non-operating income and expense. The change in 2002 was primarily due to a decrease in interest income due to lower cash balances, increase in banking fees and currency transaction losses.

        Provision (Benefit) for Income Taxes -The effective income tax rate for 2002 was 33% as compared with 39% for 2001. The decrease in the effective income tax rate is due to lower pre-tax earnings in 2002.

        Cumulative Effect of Change in Accounting Principle—During the second quarter of 2002, we completed the required transitional impairment test under SFAS 141 and 142 and recorded a non-cash charge of $39,300,000 to reduce the carrying value of the goodwill related to our Systems reporting unit. The impairment relates entirely to our Systems reporting unit, which was almost entirely generated from the AES acquisition. Such charge is reflected as a cumulative effect of change in accounting principle. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the Systems reporting unit was estimated using a discounted cash flow methodology and recent comparable transactions. We engaged an external valuation firm to assist us in determining the impairment charge. The impairment primarily resulted from an increase in our stock price immediately prior to the date that the AES acquisition was announced and valued for accounting purposes, as well as a decline in market multiples in the information systems reseller industry.

2001 Compared to 2000

        Net Income—Consolidated net income was $10,271,000, or $0.47 per diluted share, in 2001 compared to $11,133,000, or $0.76 per diluted share, in 2000.

        Revenue—We reported revenue of $236,097,000 in 2001 compared to $178,024,000 in 2000, an increase of $58,073,000, or 33%.

        Software Revenue—Software revenue was $150,342,000 for 2001 compared to $129,746,000 for the prior year, an increase of $20,596,000, or 16%. The increase was primarily attributed to an increase in paid-up licenses.

        Services Revenue—Services revenue was $59,224,000 for 2001 compared to $48,278,000 for the prior year, an increase of $10,946,000, or 23%. Software support revenue was $34,497,000, or 58% of total services revenue, for 2001 compared to $31,621,000, or 65% of total services revenue, for 2000, an increase of $2,876,000, or 9%. Software support revenue was favorably impacted by the increase in software revenue. Revenue from consulting and training services was $24,727,000, or 42% of total services revenue, for 2001 compared to $16,657,000, or 35% of total services revenue, for 2000, an increase of $8,070,000, or 48%.

        Systems Revenue—Systems revenue was $26,531,000 for 2001. Systems revenue generated from the newly acquired AES was approximately 80% of total systems revenue for 2001, with the remaining 20% primarily attributable to high performance computing (Linux).

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

        Revenue growth in 2001 was also impacted from unfavorable foreign currency translation rates for the Euro and the Japanese Yen. Revenue in 2001 would have been approximately $244,000,000 if translated using the prior year's foreign currency translation rates. Revenue in local currencies increased 30% and 24% in Asia-Pacific and Europe, respectively. Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses. As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

        Cost of Revenue—Total cost of revenue was $81,610,000, or 35% of total revenue, compared to $44,853,000, or 25% of total revenue, for the prior year.

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

        Cost of Revenue—Systems—Cost of revenue—systems was $22,125,000, or 83% of systems revenue, for 2001. The Company anticipates that cost of revenue—systems, as a percentage of systems revenue, will continue to approximate 85%.

        Gross Profit—Gross profit was $154,487,000, or 65% of total revenue, for 2001, compared to $133,171,000, or 75% of total revenue, for 2000, an increase of $21,316,000, or 16%. The decrease in gross profit as a percentage of revenue was primarily due to the lower margins on systems revenue as compared with software and services as described above.

        Operating Expense—Operating expense was $134,093,000 for 2001 compared to $110,030,000 for the prior year, an increase of $24,063,000, or 22%. As with revenue, our expenses are impacted by foreign currency fluctuations. Operating expenses (including cost of revenue) in 2001 would have been approximately $6,600,000 higher if translated using the prior year's foreign currency translation rates.

        Research and Development—Research and development expense for 2001 was $22,068,000 compared to $16,656,000 for 2000, an increase of $5,412,000, or 32%. The total gross investment in software development activities for 2001 was $35,820,000, or 17% of total software and services revenue, compared to $30,311,000, or 17% of total software and services revenue, for the prior year. The increase in total gross software development costs was due to additional projects in process in 2001 as compared to the prior year. Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. Capitalized software development costs were $13,752,000 for 2001 compared to $13,655,000 for the prior year, an increase of $97,000, or 1%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

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

        Amortization of Goodwill and Other Intangibles—Amortization of goodwill and other intangibles was $10,878,000 for 2001 compared to $11,049,000 for 2000. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142 in 2002, we ceased to amortize approximately $56,000,000 of goodwill acquired prior to July 1, 2001. We recorded $6,633,000 of amortization on these amounts during 2001. In accordance with SFAS 142, the goodwill resulting from the AES acquisition of $119,929,000 is not being amortized. Additionally, certain other intangible assets were classified as "indefinite lived intangibles" and are no longer amortized beginning on January 1, 2002.

        Restructuring Charges—Restructuring charges were $1,894,000, or 1% of total revenue, for 2001. In addition, we recorded a restructuring accrual of $563,000 as part of the cost of acquisition of AES. These restructuring accruals and other write-downs consist of $1,807,000 of charges related to the consolidation of office facilities and $650,000 to asset write-downs.

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

CRITICAL ACCOUNTING POLICIES

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the Untied States of America. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and contingencies. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are generally applied prospectively within annual periods.

        We have identified the following as critical accounting policies to our company: revenue recognition, allowance for doubtful accounts and litigation, capitalized software costs and valuation of long-lived and intangible assets and goodwill. These accounting policies are considered to be critical in evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates.

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

        Revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement. Revenue from the sale of paid-up licenses is recognized when we receive persuasive evidence of an arrangement (generally a contract or purchase order), the software has been delivered to the customer, the price charged the customer is fixed or determinable, and collection is probable. For multiple element arrangements when specific objective evidence of fair value does exist for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognized revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the undelivered elements such as maintenance, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Maintenance and support revenue is deferred and recognized ratably over the service period. Due to our settlement with the FTC, for our arrangements with customers that convert to a paid-up license after November 1, 2002, we defer revenue for the fair value of the Nastran paid-up license because the arrangement is cancelable under certain circumstances pursuant to the FTC settlement and, as a result, the fee is not considered to be fixed or determinable. We will recognize the related fee as revenue as the pro-rata portion of the fee subject to cancellation lapses over time, in accordance with the FTC settlement.

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

        Allowance for Doubtful Accounts and Litigation—The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectibility of our accounts receivable. Management analyzes specific customer accounts, historical bad debt, trends, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates. The allowance for doubtful accounts was $3,249,000 at December 31, 2002.

        We do not currently maintain a reserve for any potential liability related to litigation. Management estimates the likelihood of loss and the range of liability related to pending litigation based on claims for which our management can estimate the amount and range of loss. We record the minimum estimated liability related to those claims, where there is a range of probable loss. Because of the uncertainties related to both the amount and range of loss on litigation, management may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

        Capitalized Software Costs—The Company capitalizes software developed for sale or lease in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to customers. Capitalized software development costs, net of related amortization, are compared to management's estimate of projected revenues quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. The Company has $25,957,000 of capitalized software as of December 31, 2002, net of accumulated amortization of $93,082,000. Capitalized software amortization expense is included in cost of license revenue. The amortization period for the software costs capitalized is the economic life of the related products, typically two to three years.

        During the third quarter of fiscal 2002, we determined that $4,751,000 of capitalized software development costs were impaired and were written off in accordance with SFAS No. 86. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during 2002. Significant management judgment is required in evaluating capitalized software development costs for impairment because of the estimates involved in projecting future related product revenues.

        Valuation of Long-Lived and Intangible Assets and Goodwill—In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", except for goodwill and other indefinite lived intangibles, we recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our overall business and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset.

        When we determine that the carrying value of long-lived assets, excluding goodwill and other indefinite lived intangibles, may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on the present value of estimated expected future cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets, excluding goodwill and other indefinite lived intangibles, amounted to $121,839,000 as of December 31, 2002. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows. Any changes in the assumptions used in projecting cash flows or determining an appropriate discount rate could impact the assessed value of an asset and result in an impairment charged equal to the amount by which its carrying value exceeds its actual or estimated fair value.

        Goodwill and other indefinite lived intangibles are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The impairment review consists of a two step process:

  •
  Step 1—Compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, Step 2 is required.

  •
  Step 2—Allocate the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. Compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. In calculating the impairment charge, the fair value of the impaired reporting unit would be estimated using either a discounted cash flow methodology or recent comparable transactions. Significant management judgment is required in determining the allocations required under this process and projecting cash flows. Any changes in the assumptions used in projecting cash flows or determining an appropriate discount rate could impact the assessed value of an asset and result in an impairment charged equal to the amount by which its carrying value exceeds its actual or estimated fair value.

        Goodwill and other indefinite lived intangibles amounted to $216,058,000 as of December 31, 2002.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we ceased to amortize approximately $56,000,000 of goodwill acquired prior to July 1, 2001. Additionally, certain other intangible assets were classified as "indefinite lived intangibles" and are no longer amortized beginning on January 1, 2002. We recorded $6,633,000 of amortization on goodwill and indefinite lived intangibles during 2001. In lieu of amortization, we will be required to perform an annual impairment review of the goodwill and indefinite lived intangible balance. Effective January 1, 2002, we completed the transitional impairment test required upon the initial adoption of SFAS No. 142 and recorded a $39,300,000 non-cash charge to reduce the carrying value of existing goodwill.

        Accounting for Income Taxes—We estimate our income tax provision to recognize our tax expense for the current year and our deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements using current enacted tax laws. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgment about the realizability of the related deferred tax assets. These calculations and assessments involve complex estimates and judgments because the ultimate tax outcome can be uncertain or future events unpredictable.

LIQUIDITY AND CAPITAL RESOURCES

        In the past, working capital needed to finance our operations has been provided by cash on hand and from cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions. Net cash provided by operating activities was $30,284,000 and $32,810,000 for the years ended December 31, 2002 and 2001, respectively. Our working capital (current assets minus current liabilities) at December 31, 2002 was $7,789,000 compared to $93,822,000 at December 31, 2001, a decrease of $86,033,000. The decrease in working capital was primarily caused by the acquisition of MDI, which was acquired through the use of existing cash and additional debt, as discussed below.

        In connection with the acquisition of MDI in April 2002, we entered into a Revolving Credit and Term Loan Agreement, as amended ("Loan Agreement"), with a bank. The Loan Agreement included a $6,728,000 revolving line of credit and a $65,000,000 term loan. In November 2002, we replaced the Loan Agreement with a new Loan and Security Agreement, including subsequent amendments ("New Loan Agreement"), with a new lender ("Lender"). The New Loan Agreement includes a $15,000,000 revolving line of credit and a $55,000,000 term loan. Borrowings under the revolving line of credit are limited to a borrowing base of up to 85% of eligible domestic accounts receivable, as defined. All amounts outstanding under the previous Loan Agreement were repaid.

        The term loan is secured by substantially all of our assets and bears interest at the greater of 7% or the Lender's prime rate (4.25% as of December 31, 2002) plus 5%. Advances on the revolving line of credit bear interest at the greater of 7% or the Lender's prime rate plus 2.25%. The New Loan Agreement expires in November 2006. As of December 31, 2002, $53,854,000 of the term loan was outstanding and no amount was outstanding on the line of credit. We had $13,214,000 of availability on the line of credit as of December 31, 2002. The New Loan Agreement requires maintenance of certain financial and non-financial covenants. We are in compliance with all such covenants, as amended.

        The New Loan Agreement required an origination fee of approximately $2,100,000, which is being amortized to expense over the 48 months of the term loan. In addition, an annual facility fee of 1.50% of the total outstanding commitment will be paid and expensed quarterly. In connection with the New Loan Agreement, $1,471,000 of capitalized loan fees related to the Loan Agreement were written off in November 2002 and included as interest expense in the accompanying consolidated statements of operations.

        In connection with the Loan Agreement, $533,000 related to prior bank debt was repaid.

        On August 1, 2001, we completed the sale of 4,025,000 shares of our common stock in a public offering. The net proceeds to us, after the underwriter discount and estimated expenses, were approximately $67,356,000. We also received cash in the aggregate amount of $4,802,000 and $10,415,000 from the exercise of common stock options and warrants during 2002 and 2001, respectively.

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

        In 1999, we also issued subordinated notes payable in connection with the MARC acquisition in the aggregate principal amount of $14,236,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The estimated interest payment to be paid in January 2003 is $320,000. In February 2002, the holder of these subordinated debentures used $3,000,000 of such debt as payment for the exercise of warrants. The entire remaining principal balance as of December 31, 2002 of $8,000,000 is due by June 2009.

        In connection with the acquisition of AES, we issued notes payable to the former shareholders of AES in the aggregate principal amount of $20,000,000. The notes bear interest at 7% with interest only payments due semi-annually in January and July. The estimated interest payment to be paid in January 2003 is $700,000. The entire principal balance as of December 31, 2002 of $20,000,000 is due in July 2004. We also assumed a note payable to Dassault Systemes of America Corporation ("DSA") as part of the acquisition of AES. The note bears interest at 3.2%. We will repay the principal balance of the loan from commissions earned by selling DSA products. Any remaining unpaid principal balance will be due in June 2003. The outstanding principal of the DSA note payable at December 31, 2002 was $4,897,000.

        We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products. During 2001 and 2000, we expended a total of $41,347,000 and $35,820,000, respectively, on development efforts, of which $13,979,000 and $13,752,000, respectively, were capitalized. Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

        During 2002 and 2001, we acquired $11,515,000 and $22,833,000, respectively, of new property and equipment. The decrease in 2002 was primarily due to additional costs in 2001 associated with the relocation of our Corporate Headquarters to a new facility in Santa Ana, California. Capital expenditures also included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide. Our capital expenditures vary from year to year, as required by business needs. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products.

        We do not plan to pay dividends in the foreseeable future. In addition, our New Loan Agreement contains restrictions on the payment of dividends.

        The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	As of December 31, 2002
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Note Payable	$53,854,000	$13,750,000	$27,500,000	$12,604,000	$—
Subordinated Notes Payable	8,000,000	—	—	—	8,000,000
Notes Payable to Shareholders	24,897,000	4,897,000	20,000,000	—	—
Operating Lease Obligations	84,071,000	12,335,000	18,778,000	16,344,000	36,614,000

Total Contractual Cash Obligations	$170,822,000	$30,982,000	$66,278,000	$28,948,000	$44,614,000

EURO CONVERSION

        On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro currency, adopting the Euro as their common legal currency on that date. The legacy currencies remained legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002. During this transition period, public and private parties paid for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis whereby recipients accepted Euros or the legacy currency as offered by the payer. Beginning January 1, 2002, the participating countries issued new Euro-denominated bills and coins and replaced the legacy currencies as legal tender in cash transactions by July 1, 2002.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Management does not believe that the adoption of this standard will have a material impact on our financial position.

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Management does not believe that the adoption of this standard will have a material impact on our financial position.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment to FASB Statement No. 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures about those effects in interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 31, 2002. The amendment to SFAS No. 123 relating to the disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of this standard did not have a material impact on our financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions typically included in a software license arrangement. FIN 45 also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligation it assumes under that guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in software license arrangements, or guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements for FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

        In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the primary beneficiary is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

        The Emerging Issues Task Force "EITF" recently reached a consensus on its tentative conclusions for EITF 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides accounting guidance for the allocation of revenue where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We believe the adoption of EITF 00-21 will not have a material impact on our financial position or results of operations.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of foreign currency fluctuations and interest rate changes.

        Foreign Currency Risk—International revenues were 48%, 51% and 57% of our total revenues for 2002, 2001 and 2000 respectively. International sales are made mostly from our two foreign sales subsidiaries in Germany and Japan and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

        Interest Rate Risk—Our exposure to market rate risks for changes in interest rates relates to any variable interest rate borrowings under our line of credit and term loan. Refer to Note 4—Financial Instruments in Notes to Consolidated Financial Statements.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal repayments by maturity dates and current weighted average interest rates on our debt obligations as of December 31, 2002. For our debt obligations with variable interest rates, the rates presented are as of December 31, 2002 and are based on the current rates of our New Loan Agreement.

	Expected Maturity Date
	2003		2004		2005		2006		2007		Thereafter		Total		Fair Value
Variable Rate Debt:
Line of Credit	$		$		$		$		$		$		$		$
Weighted Average Interest Rate		7.00%
Term Loan		$13,750,000		$13,750,000		$13,750,000		$12,604,000		$—		$—		$53,854,000		$53,854,000
Weighted Average Interest Rate		9.25%
Fixed Rate Debt:
Notes Payable to Shareholders		$4,896,000		$20,000,000		$—		$—		$—		$—		$24,896,000		$23,844,000
Weighted Average Interest Rate		6.25%
Subordinated Notes Payable		$—		$—		$—		$—		$—		$8,000,000		$8,000,000		$7,509,000
Weighted Average Interest Rate		8.00%

        We have not used derivative financial instruments in our investment portfolio. We invest our excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

        Investment Risk—We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during 2000, 2001 or 2002.

        The following table is a summary of investments:

	December 31,
	2002		2001
	Fair Market Value	Rate of Return	Fair Market Value	Rate of Return
Equity Securities	$5,177,000	—	$3,484,000	—

	$5,177,000		$3,484,000

        Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. ("GSSL"), a public company headquartered in India. See Item 13 for discussion of our relationship with GSSL and related transactions. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of December 31, 2002, we own 520,000 shares of GSSL stock with an original cost of $68,000 and a fair market value of $5,177,000.

        Because of the factors stated throughout this document, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MSC.SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
Current Assets:
Cash and Cash Equivalents	$29,387,000	$86,056,000
Investments	5,177,000	3,484,000
Trade Accounts Receivable, Net of Allowance of $3,249,000 and $2,548,000	97,636,000	82,276,000
Deferred Tax Assets	19,839,000	13,875,000
Other Current Assets	17,338,000	12,309,000

Total Current Assets	169,377,000	198,000,000
Property and Equipment, Net	35,511,000	31,209,000
Capitalized Software Costs, Net	25,957,000	25,952,000
Goodwill and Indefinite Lived Intangibles, Net	216,058,000	151,732,000
Other Intangible Assets, Net	48,730,000	21,623,000
Other Assets	11,641,000	5,139,000

Total Assets	$507,274,000	$433,655,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$32,706,000	$22,289,000
Current Portion of Note Payable	13,750,000	1,333,000
Current Portion of Notes Payable to Shareholders	4,590,000	—
Deferred Revenue	67,327,000	48,578,000
Compensation and Related Expenses	14,732,000	12,767,000
Restructuring Reserve	4,207,000	1,404,000
Other Current Liabilities	24,276,000	17,807,000

Total Current Liabilities	161,588,000	104,178,000
Deferred Income Taxes	29,243,000	14,489,000
Note Payable, Less Current Portion	40,104,000	—
Notes Payable to Shareholders, Less Current Portion	19,880,000	24,178,000
Subordinated Notes Payable, Less Current Portion	6,817,000	9,185,000
Other Long-Term Liabilities	7,162,000	4,653,000
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 29,776,100 and 28,653,100 Issued and Outstanding	298,000	287,000
Additional Paid-in Capital	282,058,000	270,071,000
Accumulated Other Comprehensive Loss	(3,367,000)	(8,206,000)
Retained Earnings (Accumulated Deficit)	(36,232,000)	15,097,000
Treasury Shares, At Cost (40,000 Shares)	(277,000)	(277,000)

Total Shareholders' Equity	242,480,000	276,972,000

Total Liabilities and Shareholders' Equity	$507,274,000	$433,655,000

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUE:
Software	$160,361,000	$150,342,000	$129,746,000
Services	87,790,000	59,224,000	48,278,000
Systems	96,000,000	26,531,000	—

Total Revenue	344,151,000	236,097,000	178,024,000

COST OF REVENUE:
Software	22,468,000	26,193,000	22,648,000
Services	54,299,000	33,292,000	22,205,000
Systems	81,359,000	22,125,000	—

Total Cost of Revenue	158,126,000	81,610,000	44,853,000

GROSS PROFIT	186,025,000	154,487,000	133,171,000

OPERATING EXPENSE:
Research and Development	27,368,000	22,068,000	16,656,000
Selling, General and Administrative	145,520,000	99,253,000	82,325,000
Amortization of Goodwill and Other Intangibles	6,574,000	10,878,000	11,049,000
Restructuring and Other Impairment Charges	13,815,000	1,894,000	—
Write-Off of Acquired In-Process Technology	2,380,000	—	—

Total Operating Expense	195,657,000	134,093,000	110,030,000

OPERATING INCOME (LOSS)	(9,632,000)	20,394,000	23,141,000

OTHER EXPENSE (INCOME):
Interest Expense	8,101,000	5,239,000	6,679,000
Other Income, Net	165,000	(1,704,000)	(106,000)

Total Other Expense, Net	8,266,000	3,535,000	6,573,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(17,898,000)	16,859,000	16,568,000
Provision (Benefit) for Income Taxes	(5,869,000)	6,588,000	5,435,000

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(12,029,000)	10,271,000	11,133,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(39,300,000)	—	—

NET INCOME (LOSS)	$(51,329,000)	$10,271,000	$11,133,000

EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
BASIC EARNINGS (LOSS) PER SHARE	$(0.41)	$0.50	$0.79

DILUTED EARNINGS (LOSS) PER SHARE	$(0.41)	$0.47	$0.76

EARNINGS (LOSS) PER SHARE:
BASIC EARNINGS (LOSS) PER SHARE	$(1.75)	$0.50	$0.79

DILUTED EARNINGS (LOSS) PER SHARE	$(1.75)	$0.47	$0.76

Basic Weighted-Average Shares Outstanding	29,379,000	20,606,000	14,025,000

Diluted Weighted-Average Shares Outstanding	29,379,000	21,900,000	14,614,000

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Shares of Common Stock		Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Issued and Outstanding	Treasury Shares	Common Stock	Additional Paid-in Capital			Treasury Shares, At Cost	Total Shareholders' Equity
Balance at January 1, 2000	13,841,600	(49,000)	$138,000	$36,741,000	$(5,426,000)	$(6,307,000)	$(340,000)	$24,806,000
Net Income	—	—	—	—	—	11,133,000	—	11,133,000
Currency Translation Adjustment	—	—	—	—	281,000	—	—	281,000
Unrealized Investment Gain, Net of Tax	—	—	—	—	952,000	—	—	952,000

Comprehensive Income								12,366,000
Treasury Shares Used for Compensation	—	9,000	—	—	—	—	63,000	63,000
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	331,800	—	4,000	2,743,000	—	—	—	2,747,000

Balance at December 31, 2000	14,173,400	(40,000)	142,000	39,484,000	(4,193,000)	4,826,000	(277,000)	39,982,000
Net Income	—	—	—	—	—	10,271,000	—	10,271,000
Currency Translation Adjustment	—	—	—	—	(5,071,000)	—	—	(5,071,000)
Unrealized Investment Gain, Net of Tax	—	—	—	—	1,058,000	—	—	1,058,000

Comprehensive Income								6,258,000
Shares and Options Issued for Business Acquired	5,281,100	—	53,000	91,569,000	—	—	—	91,622,000
Shares Issued for Cash, Net of Costs	4,025,000	—	40,000	67,316,000	—	—	—	67,356,000
Shares Issued Upon Conversion of Debentures	3,796,300	—	38,000	58,506,000	—	—	—	58,544,000
Shares Issued Upon Exercise of Warrants	177,200	—	2,000	1,123,000	—	—	—	1,125,000
Shares Issued as Compensation	28,500	—	—	285,000	—	—	—	285,000
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	1,171,600	—	12,000	11,788,000	—	—	—	11,800,000

Balance at December 31, 2001	28,653,100	(40,000)	287,000	270,071,000	(8,206,000)	15,097,000	(277,000)	276,972,000
Net Income (Loss)	—	—	—	—	—	(51,329,000)	—	(51,329,000)
Currency Translation Adjustment	—	—	—	—	3,741,000	—	—	3,741,000
Unrealized Investment Gain, Net of Tax	—	—	—	—	1,098,000	—	—	1,098,000

Comprehensive Income (Loss)								(46,490,000)
Shares Issued for Business Acquired	68,000	—	1,000	951,000	—	—	—	952,000
Shares Issued Upon Exercise of Warrants	300,000	—	3,000	2,504,000	—	—	—	2,507,000
Shares and Warrants Issued as Compensation	61,500	—	—	1,400,000	—	—	—	1,400,000
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	693,500	—	7,000	7,132,000	—	—	—	7,139,000

Balance at December 31, 2002	29,776,100	(40,000)	$298,000	$282,058,000	$(3,367,000)	$(36,232,000)	$(277,000)	$242,480,000

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(51,329,000)	$10,271,000	$11,133,000
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	1,815,000	(195,000)	1,421,000
Depreciation and Amortization of Property and Equipment	10,951,000	6,816,000	4,368,000
Amortization of Capitalized Software Costs	9,933,000	11,360,000	11,317,000
Impairment of Goodwill	39,300,000	—	—
Impairment of Capitalized Software Costs	4,751,000	—	—
Amortization of Goodwill and Other Intangibles	6,574,000	10,878,000	11,049,000
Write-Off of Acquired In-Process Technology	2,380,000	—	—
Amortization of Discounts	522,000	678,000	364,000
(Gain) Loss on Disposal of Property and Equipment	64,000	(12,000)	6,000
Write-Off of Capitalized Debt Issuance Costs	1,471,000	—	—
Common Stock and Warrants Issued as Compensation	1,400,000	285,000	63,000
Deferred Income Taxes and Tax Benefit of Stock Options	(8,618,000)	3,605,000	(2,182,000)
Non-Cash Interest Expense, Net of Tax	—	1,029,000	—
Changes in Assets and Liabilities, Net of Effects of Acquisitions:
Trade Accounts Receivable	(2,149,000)	(25,431,000)	(9,376,000)
Other Current Assets	(3,179,000)	(155,000)	(3,290,000)
Accounts Payable	3,492,000	4,083,000	883,000
Deferred Revenue	7,459,000	9,907,000	4,658,000
Compensation and Related Expenses	2,086,000	1,776,000	509,000
Restructuring Reserve	(2,062,000)	(260,000)	(1,535,000)
Other Current Liabilities	5,423,000	(1,825,000)	5,192,000

Net Cash Provided By Operating Activities	30,284,000	32,810,000	34,580,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(11,515,000)	(22,833,000)	(10,829,000)
Businesses Acquired, Net of Cash Received	(115,701,000)	(5,767,000)	—
Purchase of Software	(150,000)	(381,000)	(1,249,000)
Capitalized Software Development Costs	(13,979,000)	(13,752,000)	(13,655,000)
Other	(859,000)	(1,343,000)	(1,604,000)

Net Cash Used In Investing Activities	(142,204,000)	(44,076,000)	(27,337,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/Repayments on Line of Credit, Net	—	—	—
Proceeds from Note Payable	120,000,000	—	—
Repayments of Note Payable	(67,479,000)	(6,436,000)	(3,200,000)
Debt Issuance Costs	(4,235,000)	—	—
Redemption of Convertible Debentures	—	(1,039,000)	—
Issuance of Common Stock in Public Offering	—	67,356,000	—
Exercise of Common Stock Options and Warrants	4,802,000	10,415,000	2,747,000

Net Cash Provided By (Used In) Financing Activities	53,088,000	70,296,000	(453,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,163,000	(1,780,000)	281,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,669,000)	57,250,000	7,071,000
Cash and Cash Equivalents at Beginning of the Year	86,056,000	28,806,000	21,735,000

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$29,387,000	$86,056,000	$28,806,000

Supplemental Cash Flow Information:
Income Taxes Paid	$925,000	$2,202,000	$675,000
Interest Paid	$5,323,000	$3,692,000	$6,393,000
Reconciliation of Businesses Acquired, Net of Cash Received:
Fair Value of Assets Acquired	$143,557,000	$138,053,000	$—
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock and Common Stock Options	—	(91,622,000)	—
Issuance of Notes Payable to Shareholders	—	(19,589,000)	—
Liabilities Assumed	(27,856,000)	(21,075,000)	—

Businesses Acquired, Net of Cash Received	$115,701,000	$5,767,000	$—

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business—MSC.Software Corporation (the "Company") is an information software, services and systems provider. The Company designs, produces and markets proprietary computer software products and provides related services for use in computer-aided engineering. With the acquisition of Advanced Enterprise Solutions, Inc. ("AES") in 2001, the Company also became a reseller and integrator of information systems and software. The Company's products and services are marketed internationally to several industries, including aerospace, automotive and other industrial concerns, computer and electronics manufacturers, and universities.

        Principles of Consolidation—The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Business Acquisitions—The Company acquired Mechanical Dynamics, Inc. ("MDI") in 2002 and acquired Advanced Enterprise Solutions, Inc. in 2001. The results of the operations of the acquired companies have been included from the dates of acquisition.

        Use of Estimates—The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, including disclosure of contingent liabilities at the date of the financial statements. Significant judgments and estimates include those required in the valuation of long-lived assets, allowances for doubtful accounts, vendor specific objective evidence of the fair value of the various elements of the Company's multiple element software transactions and valuation allowances for deferred tax assets. Actual results could differ materially from those estimates.

        Reclassifications—Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

        Revenue Recognition—Software revenue consists of licensing fees, which are fees charged for the right to use the Company's or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements whereby the customer purchases a long-term license for the use of the Company's software. Services revenue includes maintenance, support, consulting and training services.    Consulting and training services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. Systems revenue includes the resale and integration of computer hardware and operating systems.

        The Company applies Statement of Position 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions", to all transactions involving the sale of software products.

        For systems sales, the Company applies the provisions of Staff Accounting Bulletin 101, "Revenue Recognition." Revenue is recognized when the Company receives persuasive evidence of an arrangement, the price charged the customer is fixed or determinable, collectibility is reasonably assured and title and risk of loss pass to the customer, generally at the time of shipment.

        Revenue on non-cancelable, pre-paid annual lease agreements is recognized monthly over the term of the agreement. Revenue from the sale of paid-up licenses is recognized when the Company receives persuasive evidence of an arrangement (generally a contract or purchase order), the software has been delivered to the customer, the price charged the customer is fixed or determinable, and collection is probable. For multiple element arrangements when the Company-specific objective evidence does exist for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, the Company recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as maintenance and support, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Maintenance and support revenue is deferred and recognized ratably over the service period. Due to the Company's settlement with the FTC, for arrangements with customers that convert to a paid-up license after November 1, 2002, the Company defers revenue for the fair value of the Nastran paid-up license because the arrangement is cancelable under certain circumstances pursuant to the FTC settlement and, as a result, the fee is not considered to be fixed or determinable. The Company will recognize the related fee as revenue as the pro-rata portion of the fee subject to cancellation lapses over time, in accordance with the FTC settlement.

        Service revenue is recognized when the service is provided and the revenue has been earned. The arrangement fees related to fixed priced consulting contracts are recognized using the percentage of completion method. Percentage of completion is measured monthly based primarily on input measures, such as on hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Anticipated losses on fixed-priced contracts are recognized in the period when they become known.

        Revenue is derived through the Company's direct sales force, a network of value-added resellers and other sales agents. Revenue from the sale of products by other sales agents, for which a commission is due to the sales agent, is reported as net revenue (gross sales price less commission due to the sales agent) earned from the product sale. Revenue from the sale of products provided by other suppliers, for which a royalty is due to the suppliers, is reported as gross revenue earned from the product sale. Royalties due to these other suppliers represent an operating expense and are recorded as royalty expense in cost of software revenue.

        In accordance with Emerging Issues Task Force 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", revenue from the sale of certain maintenance agreements, where the Company acts as an agent, is reported on a net basis.

        Cash and Cash Equivalents—The Company considers investments with original maturities of three months or less to be cash equivalents.

        Investments—Marketable equity securities and debt securities are classified as trading, held-to-maturity or available-for-sale. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities available-for-sale are carried at fair value, with temporary unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses on sales of investment securities and declines in value judged to be other than temporary are included in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Refer to Note 4—Financial Instruments.

        Trade Accounts Receivable—Gross Accounts receivable are reduced to net realizable value by an allowance for doubtful accounts receivable. The Company's revenue is generated from customers in diversified industries, primarily in North America, Europe and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Refer to Note 5—Trade Accounts Receivable.

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

        Software developed for sale or lease is capitalized under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to customers. Capitalized product development costs, net of related amortization, are compared to management's estimate of projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. Amortization is provided on a product by product basis on either the straight-line method over the economic life of the related products, typically two to three years, or the sales ratio method that is based on expected unit sales and the estimated life of the product. Capitalized software amortization expense is included in cost of software revenue. Refer to Note 7—Capitalized Software Costs.

        Other Long-Lived Assets—In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates long-lived assets, including intangibles assets other than goodwill, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company's overall business and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset.

        Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets of be Disposed Of".

        Goodwill and Other Indefinite Lived Intangibles—In accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other indefinite lived intangibles are not amortized, but are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. Prior to the adoption of SFAS No. 141, the Company compared the estimated undiscounted cash flows on an enterprise wide basis to its carrying value to determine if goodwill was recoverable. Refer to Note 2—Cumulative Change in Accounting Principle and Note 8—Goodwill and Other Intangible Assets.

        Advertising Expense—The cost of advertising is expensed as incurred. The Company incurred $1,764,000, $2,030,000 and $2,020,000 in advertising costs during the years ended December 31, 2002, 2001 and 2000, respectively.

        Royalties to Third Parties—The Company has agreements with third parties requiring the payment of royalties for sales of third party products or inclusion of such products as a component of the Company's products. Royalties are charged to cost of software revenue when incurred. The Company does not consider any royalty expense related to individual agreements to be material.

        Stock-Based Compensation—The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"and FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25" and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense is recognized for the stock option grants. Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan ("ESPP") been determined based on the fair value at the grant date for awards during the years ended December 31, 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the

Company's Net Income (Loss), Basic Earnings (Loss) Per Share and Diluted Earnings (Loss) Per Share would have been reduced to the pro forma amounts as follows:

	Years Ended December 31,
	2002	2001	2000
Net Income (Loss), As Reported	$(51,329,000)	$10,271,000	$11,133,000
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(8,098,000)	(7,675,000)	(1,553,000)

Pro Forma Net Income (Loss)	$(59,427,000)	$2,596,000	$9,580,000

Earnings (Loss) Per Share:
Basic—As Reported	$(1.75)	$0.50	$0.79
Basic—Pro Forma	$(2.02)	$0.13	$0.68
Diluted—As Reported	$(1.75)	$0.47	$0.76
Diluted—Pro Forma	$(2.02)	$0.12	$0.66

        Using the Black-Scholes valuation model, the estimated per share weighted-average fair value of stock options granted during the years ended December 31, 2002, 2001 and 2000 was $7.13, $7.94 and $4.75, respectively.

        The pro forma effect on the Company's Net Income (Loss) and Basic Earnings (Loss) Per Share for 2002, 2001 and 2000 is not representative of the pro forma effect in future years. The pro forma effect does not take into consideration compensation expense related to grants made prior to 1996 or additional grants in future years, which are anticipated. The fair value of each option (including ESPP shares) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility (Stock Options)	65.6%	51.7%	51.3%
Expected Volatility (ESPP Shares)	78.9%	62.1%	51.3%
Risk-Free Interest Rate (Stock Options)	4.23%	5.28%	5.38%
Risk-Free Interest Rate (ESPP Shares)	1.85%	4.23%	5.38%
Estimated Life (Stock Options)	5 years	5 years	5 years
Estimated Life (ESPP Shares)	0.5 years	0.5 years	0.5 years

        The Company has also made available an Employee Stock Purchase Plan for eligible employees. Such eligible employees are entitled semi-annually to purchase common stock, by means of limited payroll deductions, at a 10% discount from the fair market value of the common stock as of specific dates. This qualified Employee Stock Purchase Plan under Sections 421 and 423 of the Internal Revenue Code is offered to all eligible employees and is non-compensatory under APB Opinion No. 25. Refer to Note 14—Stock Option Plans, Warrants and Stock Based Compensation.

        Income Taxes—The Company uses the liability method of accounting for income taxes. Provision is made in the Company's consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from temporary differences in accounting for intangible assets, capitalized software costs, undistributed earnings of international subsidiaries, compensation and depreciation. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. Refer to Note 11—Taxes Based on Income.

        Effect of Foreign Currency—The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the end of the period. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded in Accumulated Other Comprehensive Income (Loss) as a separate component of shareholders' equity in the consolidated balance sheets. Transaction gains and losses, other than on intercompany accounts deemed to be of a long-term nature, are included in net income in the period in which they occur.

        Earnings (Loss) Per Share—Basic Earnings (Loss) Per Share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock. Diluted Earnings Per Share is computed by using the weighted-average number of common and potentially dilutive shares outstanding during each period. Potentially dilutive shares are not included in the per share calculations where their inclusion would be anti-dilutive. Refer to Note 18—Earnings (Loss) Per Share.

        Comprehensive Income (Loss)—Comprehensive income (loss) includes unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. Comprehensive income (loss) and its components are presented in the accompanying consolidated statements of shareholders' equity. Refer to Note 16—Accumulated Other Comprehensive Income (Loss).

        Concentrations of Credit Risk—The markets in which the Company competes are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results.

        The Company has historically derived a significant portion of its net revenue from computer software products for use in computer-aided engineering. These products are expected to continue to account for a significant portion of net revenue for the foreseeable future. As a result of this revenue concentration, the Company's business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

        Impact of Recently Issued Accounting Standards—In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position.

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

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment to FASB Statement No. 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28 ("Opinion 28"), Interim Financial Reporting, to require disclosures about those effects in interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 31, 2002. The amendment to SFAS No. 123 relating to the disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of this standard did not have a material impact on the Company's financial statements. The Company does not anticipate changing to the fair value method of accounting for stock-based employee compensation. However, if the Company did change to the fair value method, it would have a material impact on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions typically included in a software license arrangement. FIN 45 also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligation it assumes under that guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in software license arrangements, or guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements for FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

        In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial

Statements". FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the primary beneficiary is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

        The Emerging Issues Task Force "EITF" recently reached a consensus on its tentative conclusions for EITF 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company's financial position or results of operations.

NOTE 2—CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 12—Segment Information. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

        During the second quarter of 2002, the Company completed the transitional impairment test required under the new rules and recorded a non-cash charge of $39,300,000 to reduce the carrying value of goodwill, effective in the first quarter of 2002. The impairment relates entirely to the Company's Systems reporting unit, which was almost entirely generated from the AES acquisition. Such charge is nonoperational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the System segment was estimated using either a discounted cash flow methodology or recent comparable transactions. The Company engaged an external valuation firm to assist the Company in determining the impairment charge. The impairment primarily resulted from an increase in the Company's stock price immediately prior to the date that the AES acquisition was announced and valued for accounting purposes, as well as a decline in market multiples in the information systems reseller industry.

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

NOTE 3—BUSINESS ACQUISITIONS

Mechanical Dynamics, Inc.

        On April 19, 2002, the Company, through a wholly owned subsidiary, completed the acquisition of the outstanding common stock of Mechanical Dynamics, Inc. ("MDI") through a tender offer. MDI developed, marketed and supported functional virtual prototyping solutions. The Company believes that the acquisition of MDI will expand the Company's core software offerings, complement the Company's existing product and service offerings, and increase the Company's presence in the product lifecycle management market to better serve customers. It is for these reasons that the purchase price exceeds the fair value of net tangible and intangible assets, resulting in goodwill.

        To accomplish the acquisition of MDI, the Company entered into the Agreement and Plan of Merger dated March 15, 2002 (the "Merger Agreement"), with MDI, pursuant to which, following the consummation of a tender offer at $18.85 per share in cash and the satisfaction or waiver of certain conditions, all of the remaining outstanding shares of common stock of MDI were converted into the right to receive $18.85 per share in cash. The tender offer and merger resulted in the Company acquiring approximately 6,200,000 shares of common stock of MDI, representing 100 percent of the outstanding shares of MDI, at an aggregate price of approximately $116,877,000. The Company also agreed to redeem all outstanding MDI stock options (922,340 options) for total consideration of $10,531,000 (the difference between $18.85 and the exercise price of the options).

        A condensed unaudited balance sheet reflecting the acquired assets and liabilities as assumed as of the date of acquisition of MDI was as follows:

Cash and Cash Equivalents	$16,455,000
Accounts Receivable	13,300,000
Other Current Assets	3,954,000
Property and Equipment, Net	4,723,000
Other Assets	3,694,000

$42,126,000

Accounts Payable	$2,638,000
Accrued Liabilities	4,518,000
Deferred Revenue	9,732,000
Other Current Liabilities	7,330,000
Other Liabilities	444,000

24,662,000
Shareholders' Equity	17,464,000

$42,126,000

        The acquisition of MDI has been accounted for as a purchase, and accordingly, the results of operations of MDI since April 19, 2002 are included in the Company's consolidated statement of operations. An independent valuation of the intangible assets acquired has been performed and the allocation of the purchase price is as follows:

Net Tangible Assets Acquired	$17,464,000	(1)
Fair Value of Intangible Assets Acquired, net of deferred tax	34,458,000
Fair Value of In-Process R&D	2,170,000
Goodwill	77,412,000

Total Cost of Acquisition	$131,504,000

Cash Paid for outstanding MDI common shares	$116,877,000
Cash Paid for outstanding MDI stock options	10,531,000
Direct Costs of Acquisition	4,096,000

	$131,504,000

(1)
Includes $5,794,000 of restructuring costs related to MDI (Note 9)

        Intangible assets acquired include $31,110,000 of technology acquired to be amortized over ten years and $23,100,000 of identified intangibles. Identified intangibles consist primarily of trademark and trade name and were deemed to have indefinite lives, in accordance with SFAS No. 142.

        The goodwill of $77,412,000 was assigned to the software and services segments in the amounts of $54,963,000 and $22,449,000, respectively. No portion of the total amount is expected to be deductible for tax purposes.

        A portion of the purchase price totaling $2,170,000 was allocated to acquired in-process research and development. In-process research and development ("IPR&D") projects were identified and valued through analysis of data provided by MDI concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Company retained an external valuation firm to assist the Company in determining the fair value of the acquired assets. The primary technique utilized in valuing the acquired IPR&D was the income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows.

        Developmental projects that had reached technological feasibility were classified as developed technology, and the value was assigned to technology acquired and capitalized as Intangible Assets. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the acquisition. As of the acquisition date, all projects classified as IPR&D projects were in the development stage and the Company expected to incur approximately $4,500,000 in additional costs before these projects would be complete.

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

        The following summarized unaudited pro forma consolidated results of operations reflects the effect of the MDI acquisition as if it had occurred at the beginning of the periods presented. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of the beginning of the periods presented and should not be construed as representative of future operations.

	Years Ended December 31,
	2002	2001
Revenue	$358,562,000	$292,100,000
Operating Expense	$369,369,000	$269,798,000
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$(15,041,000)	$7,898,000
Net Income (Loss)	$(54,341,000)	$7,898,000
Basic Earnings (Loss) Per Share Before Cumulative Effect of Cumulative Change in Accounting Principle	$(0.51)	$0.38
Diluted Earnings (Loss) Per Share Before Cumulative Effect of Cumulative Change in Accounting Principle	$(0.51)	$0.36
Basic Earnings (Loss) Per Share	$(1.85)	$0.38
Diluted Earnings (Loss) Per Share	$(1.85)	$0.36

EASY5

        In May 2002, the Company acquired certain assets and technology known as EASY5 ("EASY5") for cash of $4,418,000 and the assumption of certain liabilities. The Company believes this transaction will increase existing simulation capabilities. As a result of this transaction, the Company recognized goodwill of approximately $2,714,000, indefinite lived intangibles of $400,000 and other identifiable intangibles of

$2,540,000, to be amortized over ten years. Goodwill from this transaction was assigned to the software segment and the amount is expected to be fully deductible for income tax purposes. The Company also acquired $210,000 of in-process research and development costs, which were expensed in 2002. The pro forma effect of this acquisition as if it had occurred on January 1, 2002 or 2001 is immaterial to the consolidated financial statements presented herein.

Advanced Enterprise Solutions, Inc.

        On July 20, 2001, the Company completed the acquisition of Advanced Enterprise Solutions, Inc. AES is a systems and software integrator and an IBM Product Lifecycle Management business partner in the Americas, selling Dassault Systemes' Product Lifecycle Management software portfolio comprised of CATIA, ENOVIA, DELMIA and Smart Solutions. The Company acquired AES in order to expand the market served by enabling the Company to distribute products to a wider customer base and will provide the Company with an expanded product line-up. It is for these reasons that the purchase price exceeds the fair value of net tangible and intangible assets, resulting in goodwill.

        To accomplish the acquisition of AES, the Company entered into a Stock Purchase Agreement with Dassault Systemes of America Corp. ("DSA"), pursuant to which the Company purchased from DSA all of the shares of AES held by DSA. The Company issued to DSA 1,763,400 shares of the Company's common stock for DSA's minority interest in AES. The Company also entered into an Agreement and Plan of Merger with AES pursuant to which AES was merged with the Company's wholly owned subsidiary, which resulted in AES becoming the Company's wholly owned subsidiary. In this transaction, the stockholders of AES, other than DSA, received:

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

        The promissory notes were recorded at their estimated fair value at time of issuance, net of a discount of $411,000. The promissory notes bear interest at 7% with interest payments due semi-annually in January and July. The entire principal amount of the notes of $20,000,000 is due in July 2004.

        A condensed unaudited balance sheet stating the assigned values for each major asset, liability and equity account of AES as of the date of the acquisition was as follows:

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

Net Tangible Assets Acquired	$11,282,000	(1)
Goodwill	119,929,000

Total Cost of Acquisition	$131,211,000

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

	Years Ended December 31,
	2001	2000
Revenue	$272,955,000	$275,688,000
Operating Expense	$250,758,000	$242,339,000
Net Income	$10,987,000	$16,550,000
Basic Earnings Per Share	$0.47	$0.86
Diluted Earnings Per Share	$0.44	$0.81

NOTE 4—FINANCIAL INSTRUMENTS

        Investments—As of December 31, 2002 and 2001, all investments were equity securities and had a cost of $68,000 and $177,000, respectively, and a fair market value of $5,177,000 and $3,484,000, respectively.

        Line of Credit and Term Loan—In connection with the acquisition of MDI in April 2002, the Company entered into a Revolving Credit and Term Loan Agreement, and subsequent amendments, ("Loan Agreement") with a bank. The Loan Agreement included a $6,728,000 revolving line of credit and a $65,000,000 term loan. In November 2002, the Company replaced the Loan Agreement with a new Loan and Security Agreement, as amended ("New Loan Agreement") with a new lender ("Lender"). The New Loan Agreement includes a $15,000,000 revolving line of credit and a $55,000,000 term loan. Borrowings under the revolving line of credit are limited to a borrowing base of up to 85% of eligible domestic accounts receivable, as defined.    The term loan is payable in 48 equal principal payments plus interest. All amounts outstanding under the previous Loan Agreement were repaid.

        The term loan is secured by substantially all of the Company's assets and bears interest at the greater of 7% or the Lender's prime rate (4.25% as of December 31, 2002) plus 5%. Advances on the revolving line of credit bear interest at the greater of 7% or the Lender's prime rate plus 2.25%. The New Loan Agreement expires in November 2006. As of December 31, 2002, $53,854,000 of the term loan was outstanding and no amount was outstanding on the line of credit. The Company had $13,214,000 of availability on the line of credit as of December 31, 2002. The new Loan Agreement requires maintenance of certain financial and non-financial covenants. The Company is in compliance with all such covenants, as amended.

        The New Loan Agreement required an origination fee of approximately $2,100,000, which is being amortized to expense over the 48 months of the term loan. In addition, an annual facility fee of 1.50% of the total outstanding commitment will be paid and expensed quarterly. In connection with the New Loan Agreement, $1,471,000 of capitalized loan fees related to the Loan Agreement were written off in November 2002 and included as interest expense in the accompanying consolidated statements of operations.

        In connection with the Loan Agreement, $533,000 related to prior bank debt was repaid.

        Convertible Subordinated Debentures—In 1994, the Company issued $56,608,000 of convertible subordinated debentures in connection with an acquisition. In June 1999, in connection with an acquisition, the Company issued additional convertible subordinated debentures in the aggregate principal amount of $2,000,000. The convertible subordinated debentures were recorded at their estimated fair value at the time of issuance, net of a discount of $300,000. The debentures bore interest at 7 7/8% with interest payments due semi-annually on March 15th and September 15th. The conversion feature permitted the holder to convert the debentures into shares of the Company's common stock at a conversion price of $15.15 per share. The debentures were to mature on August 18, 2004, but were redeemable at the Company's option at any time after August 18, 1997 upon payment of a premium.

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

        Subordinated Notes Payable—In June 1999, in connection with an acquisition, the Company issued subordinated notes payable, at a discount, in the aggregate principal amount of $14,236,000. The subordinated notes payable were recorded at their estimated fair value at the time of issuance, net of a discount of $2,596,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. At December 31, 2002, the principal balance of the subordinated notes payable was $8,000,000 and their carrying amount was $6,817,000, net of an unamortized discount of $1,183,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the notes payable.

        Notes Payable to Shareholders—In July 2001, in connection with the AES acquisition, the Company issued promissory notes, at a discount, in the aggregate principal amount of $20,000,000. The notes were recorded at their estimated fair value at time of issuance, net of a discount of $411,000. The promissory notes bear interest at 7% with interest payments due semi-annually in January and July. The entire principal amount of the notes is due in July 2004. As of December 31, 2002, the principal balance of the notes was $20,000,000 and their carrying amount was $19,880,000, net of an unamortized discount of $120,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the note payable. The notes are subordinate to the New Loan Agreement.

        As part of the AES acquisition, the Company also assumed a note payable to DSA with a remaining principal balance of $5,000,000 at the time of acquisition. The note was recorded at its estimated fair value at time of issuance, net of a discount of $567,000. The note bears interest at 3.2%. The Company will repay the principal balance of the loan from commissions earned by selling DSA products. Any remaining unpaid principal balance will be due in June 2003. As of December 31, 2002, the principal balance of the notes was $4,897,000 and the carrying amount was $4,590,000, net of an unamortized discount of $307,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the subordinated notes payable.

        The maturities of the Company's debt are as follows:

Year Ending December 31,	Maturities
2003	$18,647,000
2004	33,750,000
2005	13,750,000
2006	12,604,000
2007	—
2008 and Thereafter	8,000,000

$86,751,000

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

        Term Loan—The carrying amount reported in the consolidated balance sheets for the term loan approximates its fair value since the interest rate on the term loan is adjusted on a monthly basis.

        Subordinated Notes Payable and Notes Payable to Shareholders—The fair value of the subordinated notes payable and notes payable to shareholders is based on the present value of their future cash flows using a discount rate that approximates the Company's current borrowing rate.

        The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instrument Assets:
Cash and Cash Equivalents	$29,387,000	$29,387,000	$86,056,000	$86,056,000
Investments	$5,177,000	$5,177,000	$3,484,000	$3,484,000
Trade Accounts Receivable, Net	$97,636,000	$97,636,000	$82,276,000	$82,276,000
Financial Instrument Liabilities:
Accounts Payable	$(32,706,000)	$(32,706,000)	$(22,289,000)	$(22,289,000)
Term Loan, including Current Portion	$(53,854,000)	$(53,854,000)	$(1,333,000)	$(1,333,000)
Notes Payable to Shareholders	$(24,470,000)	$(23,844,000)	$(24,178,000)	$(24,442,000)
Subordinated Notes Payable, including Current Portion	$(6,817,000)	$(7,509,000)	$(9,185,000)	$(11,867,000)

NOTE 5—TRADE ACCOUNTS RECEIVABLE

        The following is the activity in the allowance for doubtful accounts receivable for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Beginning Balance	$2,548,000	$4,355,000	$3,182,000
Additions Due to Acquisitions	379,000	180,000	—
Amounts Charged to Expense	1,815,000	(195,000)	1,421,000
Write-Downs and Other Adjustments	(1,493,000)	(1,792,000)	(248,000)

Ending Balance	$3,249,000	$2,548,000	$4,355,000

        During 2001, the Company reversed approximately $1,000,000 of previously established reserves for possible bad debts based upon revised estimates on collectibility.

NOTE 6—PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consists of the following:

	December 31,
	2002	2001
Computers and Other Equipment	$50,121,000	$44,867,000
Leasehold Improvements	11,490,000	9,329,000
Furniture and Fixtures	11,735,000	7,866,000

	73,346,000	62,062,000
Less Accumulated Depreciation and Amortization	(37,835,000)	(30,853,000)

Property and Equipment, Net	$35,511,000	$31,209,000

        Depreciation and amortization expense on property and equipment for the years ended December 31, 2002, 2001 and 2000 was $10,951,000, $6,816,000 and $4,368,000, respectively. In connection with restructuring, the Company wrote down property and equipment, net of depreciation and amortization, by $1,943,000 and $650,000 during 2002 and 2001, respectively. Refer to Note 9—Restructuring Reserve.

NOTE 7—CAPITALIZED SOFTWARE COSTS

        Capitalized software costs consist of the following:

	December 31,
	2002	2001
Capitalized Software Costs	$119,039,000	$109,101,000
Less Accumulated Amortization	(93,082,000)	(83,149,000)

Capitalized Software Costs, Net	$25,957,000	$25,952,000

        The components of capitalized software costs, as they affected operating income, are as follows:

	Years Ended December 31,
	2002	2001	2000
Capitalized Internal Software Development Costs	$(13,979,000)	$(13,752,000)	$(13,655,000)
Amortization of Capitalized Software Costs	9,933,000	11,360,000	11,317,000
Impairment of Capitalized Software Costs	4,751,000	—	—

	$705,000	$(2,392,000)	$(2,338,000)

        Capitalized software development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. During 2002, the Company recognized a non-cash, pre-tax impairment charge of $4,751,000 related to capitalized software development costs. This charge has been included in restructuring and other impairment charges in the accompanying consolidated statement of operations. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as the Company's restructuring during the second and third quarter.

        In addition, the Company purchased certain software that was capitalized in 2002, 2001 and 2000 amounting to $150,000, $381,000 and $1,249,000, respectively.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. In 2002, the Company recorded a $39,300,000 non-cash charge to reduce the carrying value of existing goodwill, refer to Note 2—Cumulative Change In Accounting Principle. Other intangible assets continue to be amortized over their useful lives. In connection with the adoption of SFAS 142, the useful lives of such intangibles were evaluated and no changes were deemed necessary. The Company performed the first required annual impairment test as of October 1, 2002. No impairment was indicated.

        Upon adoption of SFAS No. 142 in 2002, the Company ceased to amortize approximately $56,000,000 of goodwill and other indefinite lived intangibles acquired prior to July 1, 2001. The Company recorded $6,633,000 and $6,698,000 of amortization on these amounts in 2001 and 2000. SFAS No. 142 does not require retroactive restatement for all periods presented.

        The following information reflects the Company's results of operations as if SFAS 142 had been adopted on January 1, 2000:

	Years Ended December 31,
	2002	2001	2000
Reported Net Income (Loss)	$(51,329,000)	$10,271,000	$11,133,000
Amortization of Goodwill and Indefinite Lived Intangibles	—	6,633,000	6,698,000

Adjusted Net Income (Loss)	$(51,329,000)	$16,904,000	$17,831,000

Basic Earnings (Loss) Per Share	$(1.75)	$0.82	$1.27

Diluted Earnings (Loss) Per Share	$(1.75)	$0.77	$1.22

        As of December 31, 2002 and 2001, other indefinite lived intangibles was $26,768,000 and $3,268,000, respectively, net of accumulated amortization of $4,731,000. Other indefinite lived intangibles, net of accumulated amortization, includes trademarks and trade names of $23,986,000 and $1,986,000, at December 31, 2002 and 2001, respectively.

        The changes in the carrying amount of goodwill (exclusive of other indefinite lived intangibles), net of $20,451,000 of accumulated amortization, for each of our reporting units for the year ended December 31, 2002, are as follows:

	Software Segment	Services Segment	Systems Segment	Total
Balance at Beginning of Period	$71,169,000	$19,589,000	$57,706,000	$148,464,000
Goodwill Acquired During the Period	57,677,000	22,449,000	—	80,126,000
Impairment Losses	—	—	(39,300,000)	(39,300,000)

Balance at End of Period	$128,846,000	$42,038,000	$18,406,000	$189,290,000

        As of December 31, 2002 and 2001, other intangible assets consist of the following:

	December 31,
	2002	2001
Developed Technology	$57,324,000	$23,674,000
Customer List	6,322,000	6,322,000
Value-Added Reseller Distribution Channel	5,200,000	5,200,000
Other	235,000	204,000

	69,081,000	35,400,000
Less Accumulated Amortization	(20,351,000)	(13,777,000)

Other Intangible Assets, Net	$48,730,000	$21,623,000

        For the year ended December 31, 2002, amortization expense was $6,574,000. Estimated amortization expense for the following years is as follows:

Years Ended December 31,	Estimated Amortization Expense
2003	$7,584,000
2004	5,489,000
2005	5,314,000
2006	5,314,000
2007	5,314,000

NOTE 9—RESTRUCTURING RESERVE

        Due to the weakened economic conditions in all three world areas in which the Company operates, management determined in 2002 that current and future revenue could not support the Company's existing cost structure. A review of the Company's structure indicated several areas in which the Company could reduce costs. It was determined that workforce reductions and facility consolidations would be necessary to return the Company to profitability. In addition, the acquisition of MDI created certain redundant expenses that needed to be eliminated. The Company accrued $5,794,000 of restructuring costs related to the integration of MDI, including severance and related charges associated with a worldwide reduction in force of MDI employees, transaction costs, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. In accordance with Emerging Issuance Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"), the costs related to the integration of MDI were included as assumed liabilities in the net tangible assets acquired. In addition, the Company recorded a restructuring charge of $9,064,000 in 2002 related to the Company's existing business operations. These additional restructuring charges related to workforce reductions, impairment of assets caused by the MDI acquisition, the consolidation of existing office facilities and other costs.

        The acquisition of AES in 2001 created certain redundant expenses that needed to be eliminated. In the third quarter of 2001, the Company recorded a restructuring charge of $1,894,000. In addition, the Company recorded $563,000 of additional acquisition costs related to the integration of AES. In accordance with EITF 95-3, the costs relating to the consolidation of AES office facilities were included in the purchase price allocation, resulting in additional goodwill. The restructuring charge that related to the Company's business of $1,894,000 was recorded as a charge to income in 2001. These restructuring charges related to the impairment of an asset caused by the terms of the AES acquisition and the consolidation of existing office facilities.

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

        The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately six to twenty-four months to sublease the various properties that will be vacated in connection with the consolidation program. Amounts related to the lease expense (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms. The Company anticipates completing implementation of its restructuring program within twelve months of recording the related restructuring charge.

        The following is the activity in the restructuring reserve for the periods indicated:

	Workforce Reductions	Facilities	Asset Impairments	Total
Balance at December 31, 2000	$—	$1,340,000	$—	$1,340,000
Restructuring Charges	—	1,389,000	505,000	1,894,000
Acquisition Related Additions	—	418,000	145,000	563,000
Cash Payments	—	(1,743,000)	—	(1,743,000)
Non-Cash Write-Offs	—	—	(650,000)	(650,000)

Balance at December 31, 2001	—	1,404,000	—	1,404,000
Restructuring Charges	7,516,000	554,000	994,000	9,064,000
Acquisition Related Additions	4,093,000	752,000	949,000	5,794,000
Cash Payments	(8,530,000)	(1,582,000)	—	(10,112,000)
Non-Cash Write-Offs	—	—	(1,943,000)	(1,943,000)

Balance at December 31, 2002	$3,079,000	$1,128,000	$—	$4,207,000

NOTE 10—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	December 31,
	2002	2001
Sales Taxes Payable	$4,516,000	$2,681,000
Contribution to Profit Sharing Plan	3,258,000	2,509,000
Commissions Payable	2,642,000	2,634,000
Royalties Payable	1,703,000	1,192,000
Interest Payable	1,599,000	1,078,000
Income Taxes Payable	—	5,308,000
Other	10,558,000	2,405,000

Total Other Current Liabilities	$24,276,000	$17,807,000

NOTE 11—TAXES BASED ON INCOME (LOSS)

        The provision (benefit) for taxes based on income (loss) consists of the following:

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$(523,000)	$2,562,000	$2,450,000
State	(354,000)	278,000	1,568,000
Foreign	4,319,000	4,090,000	3,485,000

Current Provision	3,442,000	6,930,000	7,503,000

Deferred:
Federal	(5,443,000)	1,427,000	713,000
State	(1,824,000)	(692,000)	(1,430,000)
Foreign	(2,044,000)	(1,077,000)	(1,351,000)

Deferred Benefit	(9,311,000)	(342,000)	(2,068,000)

Provision (Benefit) for Income Taxes	$(5,869,000)	$6,588,000	$5,435,000

        A charge in lieu of taxes from employee stock options of $2,337,000, $2,510,000 and $330,000 was recorded in stockholders' equity in 2002, 2001 and 2000, respectively. The foreign tax provision for 2002, 2001 and 2000 includes withholding taxes of $2,941,000, $2,662,000 and $2,886,000, respectively, assessed to the Company by foreign authorities on amounts remitted to the United States.

        For the years ended December 31, 2002, 2001 and 2000, the Company's foreign and domestic operations realized combined income (loss) before taxes, including intercompany charges, as follows:

	Years Ended December 31,
	2002	2001	2000
Foreign	$(1,903,000)	$943,000	$1,960,000
Domestic	(15,995,000)	15,916,000	14,608,000

	$(17,898,000)	$16,859,000	$16,568,000

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Deferred Tax Liabilities:
Intangible Assets	$25,519,000	$6,727,000
Capitalized Software	10,460,000	10,340,000
Unrealized Gain on Investment	1,993,000	1,290,000
Depreciation	1,380,000	769,000
State Taxes	649,000	—
Other	627,000	201,000

Total Deferred Tax Liabilities	40,628,000	19,327,000

Deferred Tax Assets:
Deferred Revenue	9,770,000	8,501,000
Foreign Deferred Taxes	7,647,000	5,603,000
Business Credits	4,356,000	1,416,000
Foreign Tax Credits	3,900,000	—
Undistributed Earnings of Foreign Subsidiaries	3,780,000	3,941,000
Benefits and Compensation	2,985,000	1,741,000
Net Operating Losses	1,524,000	1,524,000
Restructuring Reserve	1,421,000	339,000
Allowance for Doubtful Accounts	689,000	319,000
State Taxes	—	183,000
Other	411,000	65,000

Total Deferred Tax Assets	36,483,000	23,632,000
Valuation Allowance	(5,259,000)	(4,919,000)

Net Deferred Tax Assets	31,224,000	18,713,000

Net Deferred Tax Liabilities	$9,404,000	$614,000

        In 2002 and 2001, the Company recorded as a charge to shareholders' equity a deferred tax liability on unrealized gains from an investment of $703,000 and $676,000, respectively. In connection with the acquisition of MDI in 2002, a net deferred tax liability of $19,752,000 was charged against goodwill. These items are not reflected in the provision for income taxes.

        The balance sheet presentation of the net deferred tax liabilities (assets) is as follows:

	December 31,
	2002	2001
Long-Term Deferred Income Taxes, Net	$29,243,000	$14,489,000
Current Deferred Tax Assets, Net	(19,839,000)	(13,875,000)

Net Deferred Tax Liabilities	$9,404,000	$614,000

        At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,355,000. The federal net operating loss carryforwards expire at various dates through the year 2013. An acquisition by the Company in 1993 constituted an ownership change for federal income tax purposes and, as a result, the amount of net operating loss carryforwards that may be utilized in any given year may be limited. At December 31, 2002, the Company had tax credit carryforwards of $5,371,000 for federal income tax purposes and $2,885,000 for California franchise tax purposes. The federal credits expire at various dates through 2021.

        The valuation allowance for the deferred tax asset was $5,259,000 and $4,919,000 as of December 31, 2002 and 2001, respectively. The increase in 2002 was due to a valuation allowance of $340,000 related to MDI's deferred tax asset for foreign tax credits.

        The following table reconciles the provision for income taxes based on income before taxes to the statutory federal income tax rate of 35% for the years ended December 31, 2002, 2001 and 2000.

	Years Ended December 31,
	2002	2001	2000
Income Tax Provision (Benefit) from Income (Loss) Before Cumulative Effect of Change in Accounting Principle at Statutory Federal Income Tax Rate	$(6,264,000)	$5,913,000	$5,799,000
Increase (Decrease) Related To:
Amortization of Goodwill and Intangibles	637,000	1,859,000	1,872,000
Income of Foreign Sales Corporation	—	—	(1,203,000)
Other Changes in the Valuation Allowance	—	—	1,154,000
Foreign Tax Credits Not Benefited	—	—	680,000
State Income Taxes, Net of Federal Benefits	(333,000)	785,000	651,000
Federal and State Research and Development Tax Credits	(1,035,000)	(1,604,000)	(325,000)
Valuation Allowance Related to Foreign Deferred Taxes	—	—	(3,410,000)
Extraterritorial Income Exclusion	—	(853,000)	—
Acquired In-Process Technology	759,000	—	—
Other, Net	367,000	488,000	217,000

Provision (Benefit) from Income (Loss) Before Cumulative Effect of Change in Accounting Principle for Income Taxes	(5,869,000)	6,588,000	5,435,000
Provision for Income Taxes From Cumulative Effect of Change in Accounting Principle	—	—	—

Provision (Benefit) for Income Taxes	$(5,869,000)	$6,588,000	$5,435,000

NOTE 12—SEGMENT INFORMATION

        The Company's chief operating decision maker reviews financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenues and gross profit for each segment. The Company does not allocate research and development, selling, or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. The Company chief operating decision maker does not review assets by operating segment. Consequently, such information is not provided herein. Services includes maintenance, support, consulting and training. The revenues and gross margins attributable to these segments are included in the following table:

	Years Ended December 31,
	2002	2001	2000
Revenue:
Software	$160,361,000	$150,342,000	$129,746,000
Services	87,790,000	59,224,000	48,278,000
Systems	96,000,000	26,531,000	—

	$344,151,000	$236,097,000	$178,024,000

Gross Profit:
Software	$137,893,000	$124,149,000	$107,098,000
Services	33,491,000	25,932,000	26,073,000
Systems	14,641,000	4,406,000	—

	$186,025,000	$154,487,000	$133,171,000

        International Operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue. Revenue is attributed to the country in which the customer is located. The following tables summarize consolidated financial information of the Company's operations by geographic location:

	Years Ended December 31,
	2002	2001	2000
Revenue:
The Americas	$180,514,000	$116,169,000	$76,423,000
Europe	78,880,000	63,380,000	52,469,000
Asia-Pacific	84,757,000	56,548,000	49,132,000

Total Revenue	$344,151,000	$236,097,000	$178,024,000

	December 31,
	2002	2001
Identifiable Assets:
The Americas	$408,463,000	$369,352,000
Europe	43,036,000	37,238,000
Asia-Pacific	55,775,000	27,065,000

Total Identifiable Assets	$507,274,000	$433,655,000

        The net assets of the Company's foreign subsidiaries totaled $46,551,000 and $34,329,000 as of December 31, 2002 and 2001, respectively, excluding intercompany items. Long-lived assets included in these amounts were $8,805,000 and $10,296,000 as of December 31, 2002 and 2001, respectively. The income (loss) before taxes of the Company's foreign subsidiaries is reported in Note 11—Taxes Based on Income (Loss).

NOTE 13—EMPLOYEE BENEFITS

        The Company contributes an amount, integrated with Social Security, to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. For the years ended December 31, 2002, 2001 and 2000, contributions charged to expense in connection with this plan were $2,694,000, $2,392,000 and $2,087,000, respectively. The plan has a 401(k) feature to permit voluntary employee contributions, which does not affect the Company's expenses.

        In 1995, the Company adopted a non-qualified supplemental retirement plan. The Company contributes an amount, integrated with Social Security and the Company's defined contribution plan, covering certain key employees who have completed a specified term of service with the Company. For the years ended December 31, 2002, 2001 and 2000, contributions charged to expense in connection with this plan were $126,000, $117,000 and $94,000, respectively.

NOTE 14—STOCK OPTION PLANS, WARRANTS AND STOCK BASED COMPENSATION

        1991 Plan—The MSC.Software Corporation 1991 Stock Option Plan ("the 1991 Plan"), as amended, consists of two parts: a "Key Employee Program" that allowed for discretionary awards of non-transferable incentive stock options and non-qualified stock options to officers and other key employees, and a "Non-Employee Director Program" that provides for automatic annual grants of non-transferable, non-qualified stock options to non-employee directors.

        The "Key Employee Program" section of the 1991 Plan provided for the granting of both incentive stock options and non-qualified options for the purchase of up to 2,500,000 authorized but unissued shares of the Company's common stock at the fair market value of such shares on the date the option is granted, or for non-qualified options at such price as the Compensation Committee may determine.

        The "Non-Employee Director Program" section of the 1991 Plan provided for automatic grants to members of the Company's Board of Directors who are not officers or employees of the Company or its subsidiaries. A maximum of 500,000 shares of authorized but unissued shares of the Company's common stock may be issued upon the exercise of options under the "Non-Employee Director Program". All eligible directors received annual non-discretionary grants of non-qualified stock options for the purchase of 3,000 shares of the Company's common stock.

        Options under the 1991 Plan are exercisable up to ten years from the date of grant, subject to vesting provisions outlined at the grant date. Generally, options vest and become exercisable one year after the grant date.

        A summary of stock option activity for the 1991 Plan is as follows:

	Options	Option Price Per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2000	2,243,816	$5.38 to $25.00	$11.20
Granted	184,014	$7.75 to $20.50	$12.75
Exercised	(671,742)	$5.50 to $15.38	$9.13
Canceled	(45,250)	$5.94 to $15.88	$10.11

Outstanding at December 31, 2001	1,710,838	$5.38 to $25.00	$12.22
Granted	—	$— to $—	$—
Exercised	(225,867)	$6.94 to $15.38	$10.15
Canceled	(84,239)	$8.63 to $20.50	$15.13

Outstanding at December 31, 2002	1,400,732	$5.38 to $25.00	$12.37

        As of December 31, 2002, the number of options outstanding and exercisable under the 1991 Plan, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$ 5.38 to $5.94	125,050	$5.50	6.1	117,300	$5.50
$ 6.94 to $ 7.75	28,500	$7.38	3.2	24,750	$7.45
$ 8.10 to $ 8.94	173,082	$8.56	6.6	141,503	$8.55
$ 9.00 to $ 9.88	334,550	$9.53	4.3	333,050	$9.54
$10.00 to $10.75	97,750	$10.36	7.3	93,250	$10.38
$11.00 to $11.00	30,000	$11.00	0.8	30,000	$11.00
$12.31 to $12.31	75,000	$12.31	7.2	37,500	$12.31
$13.75 to $13.75	100,000	$13.75	1.1	100,000	$13.75
$14.00 to $14.00	35,300	$14.00	8.7	9,575	$14.00
$15.38 to $15.38	194,500	$15.38	1.9	194,500	$15.38
$19.95 to $19.95	7,000	$19.95	8.4	3,667	$19.95
$20.00 to $20.00	100,000	$20.00	7.2	—	$0.00
$25.00 to $25.00	100,000	$25.00	7.2	—	$0.00

Total	1,400,732	$12.37	5.0	1,085,095	$10.64

        At December 31, 2002, 2001 and 2000, the number of options exercisable under the 1991 Plan, the per-share weighted-average exercise prices of the stock options exercisable under the 1991 Plan and the number of options available for future grant under the 1991 Plan were as follows:

	Options Exercisable
			Options Available for Future Grants
	Number of Options	Weighted-Average Exercise Price
December 31, 2000	1,484,991	$10.54	456,201
December 31, 2001	1,145,316	$10.91	—
December 31, 2002	1,085,095	$10.64	—

        1998 Plan—The MSC.Software Corporation 1998 Stock Option Plan ("the 1998 Plan"), as amended, consists of two parts: a "Key Employee Program" that allows discretionary awards of non-transferable incentive stock options and non-qualified stock options to officers and other key employees, and a "Non-Employee Director Program" that provided for automatic annual grants of non-transferable, non-qualified stock options to non-employee directors.

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

        The "Non-Employee Director Program" section of the 1998 Plan provided for automatic grants to members of the Company's Board of Directors who are not officers or employees of the Company or its subsidiaries. A maximum of 60,000 shares of authorized but unissued shares of the Company's common stock may be issued upon the exercise of options under the "Non-Employee Director Program". All eligible directors received annual non-discretionary grants of non-qualified stock options for the purchase of 3,000 shares of the Company's common stock. Options to be granted to non-employee directors under the 1998 Plan did not begin until 2000 and ceased on May 15, 2002. Directors received only 3,000 shares of the Company's common stock per year from either the 1991 or 1998 Plans.

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

        A summary of stock option activity for the 1998 Plan is as follows:

	Options	Option Price Per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2000	2,330,089	$5.00 to $15.00	$7.76
Granted	1,196,400	$9.45 to $27.50	$18.89
Exercised	(374,966)	$5.00 to $10.13	$6.64
Canceled	(150,076)	$5.00 to $11.04	$7.04

Outstanding at December 31, 2001	3,001,447	$5.00 to $27.50	$12.38
Granted	122,955	$4.68 to $22.02	$9.56
Exercised	(138,690)	$5.00 to $11.04	$7.11
Canceled	(149,067)	$4.68 to $22.02	$12.34

Outstanding at December 31, 2002	2,836,645	$4.68 to $27.50	$12.51

        As of December 31, 2002, the number of options outstanding and exercisable under the 1998 Plan, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$ 4.68 to $ 4.99	49,605	$4.72	9.8	6,000	$4.99
$ 5.00 to $ 5.94	600,607	$5.60	6.3	517,607	$5.55
$ 6.38 to $ 6.75	142,333	$6.41	5.8	142,333	$6.41
$ 7.22 to $ 7.94	12,400	$7.52	8.7	3,734	$7.91
$ 8.19 to $ 8.88	174,576	$8.64	7.5	131,414	$8.61
$ 9.00 to $ 9.98	493,624	$9.21	6.1	346,682	$9.14
$10.00 to $10.99	33,500	$10.42	8.2	14,050	$10.21
$11.04 to $11.04	5,400	$11.04	7.7	5,400	$11.04
$12.27 to $12.27	300	$12.27	9.3	—	$0.00
$13.00 to $13.56	102,000	$13.01	7.2	102,000	$13.01
$14.00 to $14.00	25,100	$14.00	8.7	9,636	$14.00
$15.00 to $15.98	452,000	$15.74	8.0	185,000	$15.45
$16.23 to $16.69	16,700	$16.63	9.0	2,200	$16.23
$17.18 to $17.60	348,500	$17.18	8.4	118,668	$17.18
$19.35 to $19.35	5,000	$19.35	9.1	5,000	$19.35
$21.95 to $21.95	187,500	$21.95	8.6	187,500	$21.95
$27.50 to $27.50	187,500	$27.50	8.6	187,500	$27.50

Total	2,836,645	$12.51	7.3	1,964,724	$12.27

        At December 31, 2002, 2001 and 2000, the number of options exercisable under the 1998 Plan, the per-share weighted-average exercise prices of the stock options exercisable under the 1998 Plan and the number of options available for future grant under the 1998 Plan were as follows:

	Options Exercisable
			Options Available for Future Grants
	Number of Options	Weighted-Average Exercise Price
December 31, 2000	765,319	$6.43	1,116,144
December 31, 2001	1,440,149	$12.10	69,820
December 31, 2002	1,964,724	$12.27	94,932

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

        The "Key Employee Program" section of the 2001 Plan provides for the granting of both incentive stock options and non-qualified options for the purchase of up to 2,690,000 authorized but unissued shares of the Company's common stock at the fair market value of such shares on the date the option is granted, or for non-qualified options at such price as the Compensation Committee may determine.

        The "Non-Employee Director Program" section of the 2001 Plan provides for automatic grants to members of the Company's Board of Directors who are not officers or employees of the Company or its subsidiaries. A maximum of 60,000 shares of authorized but unissued shares of the Company's common stock may be issued upon the exercise of options under the "Non-Employee Director Program". All eligible directors will receive annual non-discretionary grants of non-qualified stock options for the purchase of 5,000 shares of the Company's common stock. Options to be granted to non-employee directors under the 2001 Plan did not begin until after the termination of the "Non-Employee Director Program" 1998 Plan on May 15, 2002.

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

        A summary of stock option activity for the 2001 Plan is as follows:

	Options	Option Price Per Share		Weighted-Average Exercise Price
Outstanding at December 31, 2000	—	$	— to $ —	$—
Granted	812,666		$13.45 to $15.95	$14.12
Exercised	—	$	— to $ —	$—
Canceled	(2,200)		$14.00 to $14.00	$14.00

Outstanding at December 31, 2001	810,466		$13.45 to $15.95	$14.12
Granted	944,612		$4.68 to $22.60	$14.02
Exercised	—	$	— to $ —	$—
Canceled	(128,086)		$4.68 to $22.60	$13.26

Outstanding at December 31, 2002	1,626,992		$4.68 to $22.60	$14.13

        As of December 31, 2002, the number of options outstanding and exercisable under the 2001 Plan, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$ 4.68 to $ 4.68	132,379	$4.68	9.8	—	$0.00
$ 6.80 to $ 6.80	2,830	$6.80	10.0	—	$0.00
$ 7.22 to $ 7.22	750	$7.22	9.9	—	$0.00
$10.51 to $10.51	250	$10.51	9.6	—	$0.00
$11.40 to $11.40	230,000	$11.40	9.4	9,230	$11.40
$13.45 to $13.59	4,500	$13.47	8.8	2,500	$13.48
$14.00 to $14.95	689,650	$14.03	8.5	456,645	$14.01
$15.00 to $15.95	329,333	$15.11	9.3	20,583	$15.92
$16.18 to $16.18	33,000	$16.18	8.9	12,000	$16.18
$19.35 to $19.35	4,000	$19.35	9.1	4,000	$19.35
$21.96 to $21.96	200,000	$21.96	9.2	—	$0.00
$22.60 to $22.60	300	$22.60	9.2	—	$0.00

Total	1,626,992	$14.13	9.0	504,958	$14.13

        At December 31, 2002 and 2001, the number of options exercisable under the 2001 Plan, the per-share weighted-average exercise prices of the stock options exercisable under the 2001 Plan and the number of options available for future grant under the 2001 Plan were as follows:

	Options Exercisable
			Options Available for Future Grants
	Number of Options	Weighted-Average Exercise Price
December 31, 2001	—	$—	1,189,534
December 31, 2002	504,958	$14.13	1,123,008

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

	Options	Option Price Per Share		Weighted-Average Exercise Price
Outstanding at December 31, 2000	—	$	— to $ —	$—
Granted	718,898		$0.10 to $0.10	$0.10
Exercised	(48,354)		$0.10 to $0.10	$0.10
Canceled	—	$	— to $ —	$—

Outstanding at December 31, 2001	670,544		$0.10 to $0.10	$0.10
Granted	—	$	— to $ —	$—
Exercised	(211,326)		$0.10 to $0.10	$0.10
Canceled	—	$	— to $ —	$—

Outstanding at December 31, 2002	459,218		$0.10 to $0.10	$0.10

        The weighted average remaining contractual life of the AES Options was 8.3 and 9.6 years as of December 31, 2002 and 2001, respectively.

        Employee Stock Purchase Plan—In September 1996, the Company's Board of Directors adopted the MSC.Software Corporation 1996 Employee Stock Purchase Plan ("the Employee Stock Purchase Plan"). The Employee Stock Purchase Plan was approved by the Company's shareholders at the 1997 Annual Meeting of Shareholders. Under the Employee Stock Purchase Plan, a maximum of 1,250,000 shares of the Company's common stock has been made available for purchase by eligible employees electing to participate in the Employee Stock Purchase Plan. The Employee Stock Purchase Plan is intended to provide participating eligible employees an additional incentive to advance the best interests of the Company through ownership of common stock. This qualified Employee Stock Purchase Plan under Sections 421 and 423 of the Internal Revenue Code is offered to all eligible employees and is non-compensatory under APB Opinion No. 25. As of December 31, 2002, a total of 281 eligible employees elected to participate in the Employee Stock Purchase Plan with total payroll deductions as of that date equal to $818,000. Purchases were as follows for the periods indicated:

	Shares	Price Per Share	Total Purchases
July 31, 1997	89,986	$6.98	$628,000
January 31, 1998	48,876	$8.38	410,000
July 31, 1998	54,119	$7.14	387,000
January 31, 1999	59,734	$5.85	349,000
July 31, 1999	71,177	$4.89	348,000
January 31, 2000	75,470	$4.84	365,000
July 31, 2000	48,584	$7.65	372,000
January 31, 2001	39,156	$9.00	352,000
July 31, 2001	42,809	$9.44	404,000
January 31, 2002	38,408	$18.15	697,000
July 31, 2002	80,352	$9.46	760,000

	648,671	$7.82	$5,072,000

        There are 601,329 remaining shares eligible for purchase under the Employee Stock Purchase Plan as of December 31, 2002. On January 31, 2003, purchases of 112,661 shares totaling $815,000 were exercised.

        Stock-Based Compensation—During the year ended December 31, 2002, and 2001, the Company issued a total of 61,500 and 28,500 shares of its common stock, respectively, to certain of its officers pursuant to the MSC.Software Corporation 2000 Executive Cash or Stock Bonus Plan. The Company has recognized stock based compensation charge of $1,303,000 and $285,000 for the years ended December 31, 2002, and 2001, respectively.

        Warrants—In March 1998, the Company entered into a joint-development and marketing arrangement with Kubota Solid Technology Corporation ("KSTC"). This arrangement allowed KSTC to purchase warrants with an aggregate exercise price of up to $3,000,000 to purchase shares of the Company's common stock. As of December 31, 2002, all warrants were purchased under the arrangement. The exercise price is equal to the fair market value of the common stock on the date of issuance of the warrants. The warrants are non-transferable, have a five-year term and become exercisable two years after the date of issuance. The warrants issued have exercise prices ranging between $5.8125 per share and $11.375 per share. In 2001, 177,160 of such warrants were exercised to purchase shares of the Company's common stock for $1,125,000. As of December 31, 2002 and 2001, warrants to purchase 226,547 shares of the Company's common stock were outstanding under the arrangement, with a weighted average exercise price of $8.28 per share.

        In June 1999, in connection with an acquisition, the Company issued five-year warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $10.00 per share. In 2002, 300,000 of such warrants were exercised. The exercise price of $3,000,000 was paid through a reduction of the principal amount of the Company's subordinate notes payable.

        In November 1999, in connection with an acquisition, the Company issued five-year warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $10.00 per share.

        In May 2002, the Company issued five-year warrants to purchase 15,000 shares of the Company's common stock at an exercise price of $15.00 per share. The warrants were recorded at fair value based on the Black-Scholes valuation method using the following assumptions: dividend yield of 0.0%; expected volatility of 57%; and a risk free interest rate of 4.56%. The warrants were issued to the former President of MDI in exchange for consulting services and the fair value of $97,000 was expensed on the issuance date.

NOTE 15—COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases facilities and equipment under various lease agreements, which range from one to twelve years, which require the following minimum annual rental commitments:

Operating Leases Years Ending December 31,
2003	$12,335,000
2004	10,236,000
2005	8,542,000
2006	8,104,000
2007	8,240,000
Thereafter	36,614,000

$84,071,000

        For the years ended December 31, 2002, 2001 and 2000, the combined annual rental cost for various facilities and equipment under operating leases approximated $15,968,000, $11,432,000 and $8,356,000, respectively. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by others.

        Litigation—The Company is involved in various pending or threatened litigation matters arising out of the normal conduct of our business. Additionally, the Company is periodically audited by various taxing authorities in the United States of America and in other countries in which the Company does business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

        In October 2001, the Federal Trade Commission ("FTC") issued an administrative challenge to the Company's acquisition of two competitors in 1999, alleging that the Company had substantially lessened competition in the Nastran market as a result of the acquisitions. In July 2002, a settlement was proposed, which was accepted by the FTC and made available for public comment in August 2002. On November 1, 2002, the FTC approved the settlement. The settlement requires the Company to divest to up to two acquirers ("Acquirers") all intellectual property (including computer code) related to the most current version of MSC.Nastran, as of the date of the settlement, all intellectual property acquired in the 1999 acquisitions, and all information related to customers using MSC.Nastran in the United States. In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary after the divestiture, the Company is required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the paid-up license if the customer decides to change from MSC.Nastran to the Acquirer's version of Nastran. The Company is currently in negotiations with an Acquirer. Until a final agreement has been reached with one or more Acquirers the effect of the settlement on the Company's financial statements cannot be determined. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements related to the settlement. However, for arrangements with customers that convert to a paid-up license after November 1, 2002, the Company defers revenue for the fair value of the Nastran paid-up license because the arrangement is cancelable in certain circumstances pursuant to the FTC settlement and, as a result, the fee is not considered to be fixed or determinable. The Company will recognize the related fee as revenue as the pro-rata portion of the fee subject to cancellation lapses over time, in accordance with the FTC settlement.

        Indemnifications—The Company indemnifies its software customers against claims that software or documentation purchased from the Company infringes upon a copyright, patent or the proprietary rights of others. In the event of such a claim, the Company agrees to obtain the rights for continued use of the software for the customer, to replace or modify the software or documentation to avoid such claim or to provide a credit to the customer for the unused portion of the software license. Due to the nature of this indemnification and the various options in which the Company can satisfy the indemnification, it is not possible to calculate the maximum potential amount of future payments that may be required.

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Unrealized Investment Gain, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2001	$(10,224,000)	$2,018,000	$(8,206,000)
Other Comprehensive Income (Loss)	3,741,000	1,098,000	4,839,000

Balance at December 31, 2002	$(6,483,000)	$3,116,000	$(3,367,000)

        The Company does not provide any deferred tax benefit for the currency translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future. The amount of tax associated with the unrealized investment gain as of December 31, 2002 and 2001 was $1,993,000 and $1,290,000, respectively.

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

        As of December 31, 2002, excluding shares that may be issued under the Rights Plan, shares of common stock reserved for issuance were as follows:

Common Stock Warrants	1,451,547
Employee Stock Option Plans:
1991 Plan	1,400,732
1998 Plan	2,931,577
2001 Plan	2,750,000
AES Options	459,218
Employee Stock Purchase Plan	601,329

9,594,403

NOTE 18—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:

	Net Income	Average Shares Outstanding	Per Share Amount
Year Ended December 31, 2002:
Basic Earnings Per Share	$(51,329,000)	29,379,000	$(1.75)
Effect of Dilutive Stock Options and Warrants	—	—	—

Diluted Earnings Per Share	$(51,329,000)	29,379,000	$(1.75)

Year Ended December 31, 2001:
Basic Earnings Per Share	$10,271,000	20,606,000	$0.50
Effect of Dilutive Stock Options and Warrants	—	1,294,000	(0.03)

Diluted Earnings Per Share	$10,271,000	21,900,000	$0.47

Year Ended December 31, 2000:
Basic Earnings Per Share	$11,133,000	14,025,000	$0.79
Effect of Dilutive Stock Options and Warrants	—	589,000	(0.03)

Diluted Earnings Per Share	$11,133,000	14,614,000	$0.76

        In accordance with SFAS No. 123, the Company does not include shares purchasable under its employee stock purchase plan in the calculation of Basic Earnings (Loss) per Share as all conditions for issuing the shares have not been met as of year-end. Shares purchasable under the employee stock purchase plan are included in the calculation of Diluted Earnings (Loss) per Share.

        For additional disclosures regarding the convertible subordinated debentures, employee stock options and common stock warrants, refer to Note 4—Financial Instruments and Note 14—Stock Option Plans, Warrants and Stock Based Compensation.

        The following table shows the common stock equivalents that were outstanding as of December 31, 2002, 2001 and 2000, but were not included in the computation of Diluted Earnings (Loss) Per Share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive, or the effect of the conversion would be anti-dilutive:

	Number of Shares	Option Price Per Share
Anti-Dilutive Stock Options:
As of December 31, 2000	1,530,624	$9.69	to	$25.00
As of December 31, 2001	1,735,730	$14.95	to	$27.50
As of December 31, 2002	6,323,587	$0.10	to	$27.50
Anti-Dilutive Common Stock Warrants:
As of December 31, 2000	1,619,399	$9.81	to	$11.38
As of December 31, 2001	—	$—	to	$—
As of December 31, 2002	1,451,547	$5.81	to	$15.00
Anti-Dilutive ESPP Shares
As of December 31, 2002	107,574	$6.95
Anti-Dilutive Convertible Subordinated Debentures:
As of December 31, 2000	3,865,100	$15.15

NOTE 19—RELATED PARTY TRANSACTION

        The Company utilizes, in the normal course of business, the services of Geometric Software Solutions Co. Ltd. ("GSSL"), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. The Chairman and Chief Executive Officer of the Company is a director of GSSL. For the years ended December 31, 2002, 2001 and 2000, the amounts paid by the Company to GSSL were approximately $890,000, $1,477,000 and $1,442,000, respectively. As of December 31, 2002, the Company also owns 520,000 shares of GSSL stock with an original cost of $68,000 and a fair market value of $5,177,000.

NOTE 20—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is selected unaudited quarterly financial data for the years ended December 31, 2002 and 2001.

	Quarter Ended
	March 31, 2002	June 30, 2002(1)	September 30, 2002(2)	December 31, 2002
Revenue	$66,440,000	$95,116,000	$81,030,000	$101,565,000
Cost of Revenue	30,269,000	42,531,000	38,306,000	47,020,000

Gross Profit	36,171,000	52,585,000	42,724,000	54,545,000
Operating Expense	40,034,000	60,893,000	48,278,000	46,452,000

Operating Income (Loss)	(3,863,000)	(8,308,000)	(5,554,000)	8,093,000
Other Expense, Net	41,000	829,000	2,964,000	4,432,000

Income (Loss) Before Provision (Benefit) for Income Taxes and Cumulative Effect of Change in Accounting Principle	(3,904,000)	(9,137,000)	(8,518,000)	3,661,000
Provision (Benefit) for Income Taxes	(1,523,000)	(3,010,000)	(2,720,000)	1,384,000

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(2,381,000)	(6,127,000)	(5,798,000)	2,277,000
Cumulative Effect of Change in Accounting Principle	(39,300,000)	—	—	—

Net Income (Loss)	$(41,681,000)	$(6,127,000)	$(5,798,000)	$2,277,000

Basic and Diluted Earnings (Loss) Per Share Before Cumulative Effect of Change	$(0.08)	$(0.21)	$(0.20)	$0.08
Basic and Diluted Earnings (Loss) Per Share	$(1.44)	$(0.21)	$(0.20)	$0.08
Basic Weighted-Average Shares	28,993,000	29,513,000	29,626,000	29,730,000
Diluted Weighted-Average Shares	28,993,000	29,513,000	29,626,000	30,194,000

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001(3)	December 31, 2001
Revenue	$44,657,000	$48,658,000	$62,666,000	$80,116,000
Cost of Revenue	11,920,000	13,943,000	27,211,000	28,536,000

Gross Profit	32,737,000	34,715,000	35,455,000	51,580,000
Operating Expense	29,043,000	28,469,000	35,494,000	41,087,000

Operating Income (Loss)	3,694,000	6,246,000	(39,000)	10,493,000
Other Expense, Net	1,449,000	1,563,000	228,000	295,000

Income (Loss) Before Provision (Benefit) for Income Taxes	2,245,000	4,683,000	(267,000)	10,198,000
Provision (Benefit) for Income Taxes	885,000	1,832,000	(67,000)	3,938,000

Net Income (Loss)	$1,360,000	$2,851,000	$(200,000)	$6,260,000

Basic Earnings (Loss) Per Share	$0.10	$0.19	$(0.01)	$0.22
Diluted Earnings (Loss) Per Share	$0.09	$0.18	$(0.01)	$0.21
Basic Weighted-Average Shares	14,182,000	14,676,000	24,729,000	28,569,000
Diluted Weighted-Average Shares	14,667,000	16,214,000	24,729,000	30,322,000

(1)
Includes restructuring and other impairment charges of $7,799,000 and write-off of acquired in-process research and development of $2,380,000.

(2)
Includes restructuring charges of $6,016,000.

(3)
Includes restructuring charges of $1,894,000.

REPORT OF KPMG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
MSC.Software Corporation

        We have audited the accompanying consolidated balance sheets of MSC.Software Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSC.Software Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in notes 2 and 8 to the consolidated financial statements, effective January 1, 2002, MSC.Software Corporation and subsidiaries adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for the accounting for goodwill and other intangible assets.

                      /s/ KPMG LLP

Costa Mesa, California
February 14, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
MSC.Software Corporation

        We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of MSC.Software Corporation for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in shareholders' equity and cash flows of MSC.Software Corporation for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Los Angeles, California
February 28, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14-A. In addition, the information set forth under Item 1 of this Annual Report in Form 10-K under the caption "Executive Officers of the Registrant" is also incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

        The following table provides information as of December 31, 2002 about the number of shares of Company's common stock that may be issued upon the exercise of outstanding stock awards under our existing equity compensation plans and the number of shares remaining available for future issuance. Our shareholder approved equity compensation plans consist of our 1991, 1998, 2001 and AES Stock Option Plans, our Employee Stock Purchase Plan and our 2000 Executive Cash or Stock Bonus Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	6,323,587	$12.00	2,019,516
Equity compensation plans not approved by security holders (1)	241,547	$8.70	—

Total	6,565,134	$11.87	2,019,516

(1)
Includes 226,547 warrants issued to Kubota Solid Technologies pursuant to a 1998 joint-development and marketing arrangement and 15,000 warrants issued to the former President of MDI in exchange for consulting services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 2002, we utilized the services of Geometric Software Solutions Co. Ltd. ("GSSL"), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. Frank Perna, Jr. is a director of GSSL. In 2002, we paid $890,000 to GSSL. As of December 31, 2002, we also own 520,000 shares of GSSL stock with an original cost of $68,000 and a fair market value of $5,177,000.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 15(a)1. Financial Statements

        The following consolidated financial statements of MSC.Software Corporation, as included in its Annual Report, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Report of KPMG LLP, Independent Auditors
Report of Ernst & Young LLP, Independent Auditors

Item 15(a)2. Financial Statement Schedules

        All schedules have been omitted because the information either has been shown in the consolidated financial statements or notes thereto, or is not applicable or required under the instructions.

Item 15(a)3. Exhibits

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
10.4
Loan and Security Agreement Dated as of November 18, 2002 Between MSC.Software Corporation, as Borrower and Foothill Capital Corporation, as the Arranger and Administrative Agent (filed as Exhibit 10.4 of MSC.Software Corporate's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference).
10.5	First Amendment to Loan and Security Agreement Between MSC.Software Corporation and Foothill Capital Corporation.**

10.6		Second Amendment to Loan and Security Agreement Between MSC.Software Corporation and Foothill Capital Corporation.**
10.7
Registration Rights Agreement dated June 18, 1999 among The MacNeal-Schwendler Corporation, Dendron Technology B.V. and Fronos Technology B.V. (filed as Exhibit 4.3 to a Current Report on Form 8-K filed July 1, 1999 and incorporated herein by reference).
10.8
Form of Agreement for use of MSC.Nastran, as modified to September 1991 (filed as Exhibit 10.1 to MSC.Software Corporation's Annual Report on Form 10-K filed for the fiscal year ended January 31, 1992, and incorporated herein by reference).
10.9
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
10.11*
Form of Indemnification Agreement between MSC.Software Corporation and directors, officers and agents thereof (filed as Exhibit 10.5 to MSC.Software Corporation's Annual Report on Form 10-K filed for the year ended January 31, 1989, and incorporated herein by reference).
10.12	(a)*
Form of Severance Agreement between MSC.Software Corporation and executive officers thereof (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation's Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).
10.12	(b)*
Form of Severance Agreement between MSC.Software Corporation and key employees (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation's Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).
10.13*
Amendment 1991-1 to 1983 Incentive Stock Option Plan for Key Employees (filed as Annex A to MSC.Software Corporation's Annual Proxy Statement for the Annual Meeting of Shareholders held on June 12, 1991, and incorporated herein by reference).
10.14*
Amendment 1992-1 to 1983 Incentive Stock Option Plan for Key Employees (filed as part of the Annual Proxy Statement for MSC.Software Corporation's Annual Meeting of Shareholders held on June 10, 1992, and incorporated herein by reference).
10.15*		1991 Stock Option Plan (filed as Annex A to MSC.Software Corporation's Annual Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1992, and incorporated herein by reference).

10.16*	1991 Stock Option Plan Amendment (filed as part of MSC's definitive Proxy Statement for the Annual Meeting of Shareholders on June 14, 1995, and incorporated herein by reference).
10.17
Separation Agreement with Thomas Curry (filed as Exhibit 10.12 to The MacNeal-Schwendler Corporation's Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).
10.18*
Form of Director Change in Control Agreement (filed as Exhibit 10.15 to The MacNeal-Schwendler Corporation's Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).
10.19	Common Stock Purchase Warrants issued to Kubota Solid Technology Corporation ("KUSCO") in 1998 and 1999**
10.20	Common Stock Purchase Warrant issued to Michael Korybalski in 2002**
21**	Material Subsidiaries of the Registrant.
23**	Consent of KPMG LLP, Independent Auditors.
23.1**	Consent of Ernst & Young LLP, Independent Auditors.

*
Denotes management contract or compensatory plan.

**
Indicates filed herewith.

Item 15(b). Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)
Dated: March 28, 2003	By:	/s/ FRANK PERNA, JR. Frank Perna, Jr. Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: March 28, 2003	By:	/s/ FRANK PERNA, JR. Frank Perna, Jr. Chairman of the Board and Chief Executive Officer
Dated: March 28, 2003	By:	/s/ LOUIS A. GRECO Louis A. Greco Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 28, 2003	By:	/s/ LARRY S. BARELS Larry S. Barels Director
Dated: March 28, 2003	By:	/s/ DONALD GLICKMAN Donald Glickman Director
Dated: March 28, 2003	By:	/s/ WILLIAM F. GRUN William F. Grun Director
Dated: March 28, 2003	By:	/s/ GEORGE N. RIORDAN George N. Riordan Director

CERTIFICATION

I, Frank Perna, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of MSC.Software Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ FRANK PERNA, JR. FRANK PERNA, JR. Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Louis A. Greco, certify that:

1.
I have reviewed this annual report on Form 10-K of MSC.Software Corporation;

2.
Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ LOUIS A. GRECO LOUIS A. GRECO Chief Financial Officer

QuickLinks

MSC.SOFTWARE CORPORATION INDEX TO FORM 10-K DECEMBER 31, 2002
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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MSC.SOFTWARE CORPORATION CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
MSC.SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
MSC.SOFTWARE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002, 2001 AND 2000
REPORT OF KPMG LLP, INDEPENDENT AUDITORS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  Item 15(a)2. Financial Statement Schedules
  Item 15(a)3. Exhibits
  Item 15(b). Reports on Form 8-K
SIGNATURES