Form 10-Q
period 2003-03-31
MSC SOFTWARE CORP
filed 2003-05-14
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2003

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

(714) 540-8900
(Registrant’s Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☒     NO ☐

        As of April 30, 2003, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 30,026,696

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

MARCH 31, 2003

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$33,811,000	$29,387,000
Investments	4,701,000	5,177,000
Trade Accounts Receivable, Net of Allowance of $3,109,000 and $3,249,000 at March and December, Respectively	95,556,000	97,636,000
Deferred Tax Assets	17,697,000	19,839,000
Other Current Assets	17,397,000	17,338,000
Total Current Assets	169,162,000	169,377,000
Property and Equipment, Net	33,773,000	35,511,000
Capitalized Software Costs, Net	26,935,000	25,957,000
Goodwill and Indefinite Lived Intangibles, Net	216,058,000	216,058,000
Other Intangible Assets, Net	46,815,000	48,730,000
Other Assets	13,296,000	11,641,000

TOTAL ASSETS	$506,039,000	$507,274,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$30,232,000	$32,706,000
Current Portion of Note Payable	—	13,750,000
Current Portion of Notes Payable to Shareholders	4,671,000	4,590,000
Deferred Revenue	76,627,000	67,327,000
Compensation and Related Expenses	14,788,000	14,732,000
Restructuring Reserve	2,988,000	4,207,000
Other Current Liabilities	19,319,000	24,276,000
Total Current Liabilities	148,625,000	161,588,000

Deferred Income Taxes	28,740,000	29,243,000
Note Payable, Less Current Portion	50,417,000	40,104,000
Notes Payable to Shareholders, Less Current Portion	19,891,000	19,880,000
Subordinated Notes Payable	6,862,000	6,817,000
Other Long Term Liabilities	6,781,000	7,162,000

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized;
No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 29,939,000 and 29,776,100 Issued and Outstanding at March and December, Respectively	299,000	298,000
Additional Paid-in Capital	283,167,000	282,058,000
Accumulated Other Comprehensive Loss	(3,368,000)	(3,367,000)
Accumulated Deficit	(35,098,000)	(36,232,000)
Treasury Shares, At Cost (40,000 Shares)	(277,000)	(277,000)
Total Shareholders’ Equity	244,723,000	242,480,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$506,039,000	$507,274,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2003	2002
REVENUE:
Software	$36,897,000	$32,274,000
Services	24,481,000	13,698,000
Systems	23,691,000	20,468,000
Total Revenue	85,069,000	66,440,000
COST OF REVENUE:
Software	3,721,000	5,476,000
Services	13,381,000	9,298,000
Systems	22,115,000	15,495,000
Total Cost of Revenue	39,217,000	30,269,000
GROSS PROFIT	45,852,000	36,171,000
OPERATING EXPENSE:
Research and Development	7,520,000	5,960,000
Selling, General and Administrative	32,594,000	33,013,000
Amortization of Intangibles	1,901,000	1,061,000
Total Operating Expense	42,015,000	40,034,000
OPERATING INCOME (LOSS)	3,837,000	(3,863,000)
OTHER EXPENSE:
Interest Expense	2,117,000	729,000
Other Income, Net	(25,000)	(688,000)
Total Other Expense, Net	2,092,000	41,000
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,745,000	(3,904,000)
Provision (Benefit) for Income Taxes	611,000	(1,523,000)
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,134,000	(2,381,000)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(39,300,000)
NET INCOME (LOSS)	$1,134,000	$(41,681,000)
BASIC EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.04	$(0.08)
DILUTED EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.04	$(0.08)
BASIC EARNINGS (LOSS) PER SHARE	$0.04	$(1.44)
DILUTED EARNINGS (LOSS) PER SHARE	$0.04	$(1.44)
Basic Weighted-Average Shares Outstanding	29,827,000	28,993,000
Diluted Weighted-Average Shares Outstanding	30,366,000	28,993,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,134,000	$(41,681,000)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided By (Used In) Operating Activities:
Provision for Doubtful Accounts	39,000	693,000
Depreciation and Amortization of Property and Equipment	3,213,000	2,209,000
Amortization of Capitalized Software Costs	1,981,000	2,930,000
Amortization of Intangibles	1,901,000	1,062,000
Amortization of Discounts	136,000	112,000
Loss on Disposal of Property and Equipment	18,000	18,000
Deferred Income Taxes	1,633,000	(494,000)
Cumulative Effect of Change in Accounting Principle	—	39,300,000
Changes in Assets and Liabilities:
Trade Accounts Receivable	2,125,000	(2,421,000)
Other Current Assets	(59,000)	(2,274,000)
Accounts Payable	(2,474,000)	(483,000)
Deferred Revenue	9,300,000	2,053,000
Compensation and Related Expenses	186,000	2,136,000
Restructuring Reserve	(1,219,000)	(278,000)
Other Liabilities	(5,214,000)	(4,701,000)
Net Cash Provided By (Used In) Operating Activities	12,700,000	(1,819,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(1,493,000)	(2,998,000)
Capitalized Software Development Costs	(2,929,000)	(3,620,000)
Other	(1,484,000)	(4,013,000)
Net Cash Used In Investing Activities	(5,906,000)	(10,631,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Note Payable	(3,437,000)	(800,000)
Issuance of Common Stock	863,000	3,669,000
Net Cash Provided By (Used In) Financing Activities	(2,574,000)	2,869,000
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	204,000	(178,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,424,000	(9,759,000)
Cash and Cash Equivalents at Beginning of Period	29,387,000	86,056,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,811,000	$76,297,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1 — BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of MSC.Software Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The adoption of this standard did not have a material impact on the Company’s financial position.

        In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The adoption of FIN 45 as of January 1, 2003, did not have a material impact on the Company’s consolidated statements of financial position or results of operations.

        In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment to FASB Statement No. 123” (“SFAS 148”). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28 (“Opinion 28”), Interim Financial Reporting, to require disclosures about those effects in interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 31, 2002. The amendment to SFAS No. 123 relating to the disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s financial statements. The Company does not anticipate changing to the fair value method of accounting for stock-based employee compensation. However, if the Company did change to the fair value method, it would have a material impact on the Company’s financial statements.

        In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

        The Emerging Issues Task Force “EITF” recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company’s financial position or results of operations.

NOTE 3 — CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, and No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 10 - Segment Information. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

        During the second quarter of 2002, the Company completed the transitional impairment test required under the new rules and recorded a non-cash charge of $39,300,000 to reduce the carrying value of goodwill, effective in the first quarter of 2002.  The impairment relates entirely to the Company’s Systems reporting unit, which was almost entirely generated from the acquisition of Advanced Enterprise Solutions, Inc. (“AES”).  Such charge is nonoperational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations.  In calculating the impairment charge, the fair value of the impaired reporting unit underlying the Systems segment was estimated using a discounted cash flow methodology and recent comparable transactions.  The Company engaged an external valuation firm to assist the Company in determining the impairment charge.  The impairment primarily resulted from an increase in the Company’s stock price immediately prior to the date that the AES acquisition was announced and valued for accounting purposes, as well as a decline in market multiples in the information systems reseller industry.

        Prior to performing the review for impairment, SFAS No. 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company’s reporting units. As a result, effective January 1, 2002, approximately $61,000,000 of the goodwill generated in the AES acquisition, which was previously allocated to the Systems reporting unit, was reallocated to the Software and Services reporting units.

NOTE 4 — BUSINESS ACQUISITIONS

Mechanical Dynamics, Inc.

        On April 19, 2002, the Company, through a wholly owned subsidiary, completed the acquisition of the outstanding common stock of Mechanical Dynamics, Inc. (“MDI”) through a tender offer.  The acquisition of MDI has been accounted for as a purchase, and accordingly, the results of operations of MDI since April 19, 2002 are included in the Company’s condensed consolidated statement of operations.  The following summarized unaudited pro forma consolidated results of operations reflects the effect of the MDI acquisition as if it had occurred on January 1, 2002. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of January 1, 2002 and should not be construed as representative of future operations.

Three Months Ended
March 31, 2002

Revenue	$79,280,000
Net Loss before Cumulative Effect of Change in Accounting Principle	$(3,336,000)
Net Loss	$(42,636,000)
Basic and Diluted Loss Per Share Before Cumulative Effect of Change in Accounting Principle	(0.12)
Basic and Diluted Loss Per Share	$(1.47)

NOTE 5 — CAPITALIZED SOFTWARE COSTS

        The components of capitalized software costs, as they affected operating income, are as follows:

	Three Months Ended March 31,
	2003	2002

Capitalized Software Development Costs	$(2,929,000)	$(3,620,000)
Amortization of Capitalized Software Costs	1,981,000	2,930,000
	$(948,000)	$(690,000)

        In addition, the Company purchased certain software that was capitalized in 2003 amounting to $30,000.

        Amortization expense associated with capitalized software costs is reported in cost of software revenue, and capitalized software development costs, net of reserves, are reported as a reduction of research and development expense.

        Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86.  No such charges were recorded during the three months ended March 31, 2003 or 2002.

NOTE 6 —RESTRUCTURING RESERVE

The following is the activity in the restructuring reserve for the three months ended March 31, 2003:

	Workforce Reductions	Facilities	Total

Balance at December 31, 2002	$3,079,000	$1,128,000	$4,207,000
Cash Payments	(861,000)	(358,000)	(1,219,000)
Balance at March 31, 2003	$2,218,000	$770,000	$2,988,000

NOTE 7 — EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:

	Three Months Ended March 31,
	2003	2002
Numerator:
Numerator for Basic Earnings (Loss) Per Share — Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$1,134,000	$(2,381,000)
Cumulative Effect of Change in Accounting Principle	—	(39,300,000)
Numerator for Basic Earnings (Loss) Per Share — Net Income (Loss)	$1,134,000	$(41,681,000)

Denominator:
Denominator for Basic Earnings (Loss) Per Share — Weighted-Average Shares Outstanding	29,827,000	28,993,000
Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	539,000	—
Denominator for Diluted Earnings (Loss) per Share	30,366,000	28,993,000
BASIC EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.04	$(0.08)
DILUTED EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.04	$(0.08)
BASIC EARNINGS (LOSS) PER SHARE	$0.04	$(1.44)
DILUTED EARNINGS (LOSS) PER SHARE	$0.04	$(1.44)

        The computation of diluted earnings (loss) per share for the three months ended March 31, 2003 and 2002 excludes approximately 6,106,000 and 7,544,000 shares, respectively, relating to the possible exercise of outstanding stock options, employee stock purchase plan shares and warrants.  These items were not included in the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive.

NOTE 8 — OTHER CURRENT LIABILITIES

        The components of other current liabilities are as follows:

	March 31, 2003	December 31, 2002

Sales Tax Payable	$4,625,000	$4,516,000
Contributions to Profit Sharing Plan	3,673,000	3,258,000
Commissions Payable	2,061,000	2,642,000
Royalties Payable	1,090,000	1,703,000
Interest Payable	1,066,000	1,599,000
Other Accrued Liabilities	6,804,000	10,558,000

Total Other Current Liabilities	$19,319,000	$24,276,000

NOTE 9 — STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Accordingly, no compensation expense is recognized for the stock option grants.  Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”), as described below, been determined based on the fair value at the grant date for awards during the three months ended March 31, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s Net Income (Loss), Basic Earnings (Loss) Per Share and Diluted Earnings (Loss) Per Share would have been reduced to the pro forma amounts as follows:

	Three Months Ended March 31,
	2003	2002
Net Income (Loss), As Reported	$1,134,000	$(41,681,000)
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(1,076,000)	(1,445,000)
Pro Forma Net Income (Loss)	$58,000	$(43,126,000)
Earnings (Loss) Per Share:
Basic — As Reported	$0.04	$(1.44)
Basic — Pro Forma	$—	$(1.49)

Diluted — As Reported	$0.04	$(1.44)
Diluted — Pro Forma	$—	$(1.49)

        The pro forma effect on the Company’s Net Income (Loss) and Basic Earnings (Loss) Per Share for the three months ended March 31, 2003 and 2002 is not representative of the pro forma effect in future years.  The pro forma effect does not take into consideration compensation expense related to grants made prior to 1996 or additional grants in future years, which are anticipated.  The fair value of each option (including ESPP shares) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Stock Options:
Dividend Yield	0.0%	0.0%
Expected Volatility	65.6%	65.6%
Risk-Free Interest Rate	2.81%	4.23%
Estimated Life	5 years	5 years

ESPP Shares:
Dividend Yield	0.0%	0.0%
Expected Volatility	98.4%	62.1%
Risk-Free Interest Rate	1.46%	2.71%
Estimated Life	0.5 years	0.5 years

The Company has also made available an ESPP for eligible employees.  Such eligible employees are entitled semi-annually to purchase common stock, by means of limited payroll deductions, at a 10% discount from the fair market value of the common stock as of specific dates.  This qualified ESPP under Sections 421 and 423 of the Internal Revenue Code is offered to all eligible employees and is non-compensatory under APB Opinion No. 25.

NOTE 10 — SEGMENT INFORMATION

        The Company’s chief operating decision maker reviews financial information to manage the business consistent with the presentation in the condensed consolidated financial statements, focusing on the revenues and gross profit for each segment.  The Company does not allocate research and development, selling or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments.  The Company does not track assets by operating segments.  The Company’s chief operating decision maker does not review assets by operating segment.  Consequently, such information is not provided herein.  The revenues and gross margins attributable to these segments are included in the following table:

	Three Months Ended March 31,
	2003	2002

Revenues:
Software	$36,897,000	$32,274,000
Services	24,481,000	13,698,000
Systems	23,691,000	20,468,000

Total Revenue	$85,069,000	$66,440,000

Gross Profit:
Software	$33,176,000	$26,798,000
Services	11,100,000	4,400,000
Systems	1,576,000	4,973,000

Gross Profit	$45,852,000	$36,171,000

Services revenue includes software support revenue and consulting and training revenue.  For the three months ended March 31, 2003 and 2002, software support revenue was $12,953,000 and $8,605,000, respectively, and consulting and training revenue was $11,528,000 and $5,093,000, respectively.

International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue.  Revenue is attributed to the country in which the customer is located.  The following table summarizes the revenues of the Company’s operations by geographic location:

	Three Months Ended March 31,
	2003	2002

Revenues:
The Americas(1)	$36,520,000	$41,032,000
Europe	22,193,000	13,793,000
Asia-Pacific	26,356,000	11,615,000

Total Revenue	$85,069,000	$66,440,000

(1)             Substantially the United States

        The following table summarizes the identifiable assets of the Company’s operations by geographic location:

	March 31, 2003	December 31, 2002

Identifiable Assets:
The Americas(1)	$400,118,000	$408,463,000
Europe	51,027,000	43,036,000
Asia-Pacific	54,894,000	55,775,000

Total Identifiable Assets	$506,039,000	$507,274,000

(1)              Substantially the United States

        The net assets of the Company’s foreign subsidiaries (excluding intercompany items) totaled $41,559,000 and $46,551,000 as of March 31, 2003 and December 31, 2002, respectively.  Long-lived assets included in these amounts were $8,667,000 and $8,805,000 as of March 31, 2003 and December 31, 2002, respectively.

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2003	2002

Net Income (Loss)	$1,134,000	$(41,681,000)

Change in Accumulated Translation Adjustment	289,000	(2,311,000)

Change in Unrealized Investment Gain, Net of Tax	(290,000)	969,000

Comprehensive Loss	$1,133,000	$(43,023,000)

        The Company does not provide any deferred tax benefit for the accumulated currency translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future.  The amount of tax associated with the unrealized investment gain as of March 31, 2003 was $1,807,000.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Leases - The Company leases facilities and equipment under various lease agreements which require minimum annual rental commitments.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

        Litigation - In October 2001, the Federal Trade Commission (“FTC”) issued an administrative complaint alleging that the Company had substantially lessened competition in the Nastran market as a result of the acquisitions of two companies in 1999.  In July 2002, a proposed settlement was reached with the FTC staff, which was accepted by the FTC and made available for public comment in August 2002.  On November 1, 2002, the FTC approved the settlement.  The settlement requires the Company to license, on a non-exclusive basis to up to two acquirers (an “Acquirer”), all intellectual property (including computer code) related to the August 2002 version of MSC.Nastran (Nastran Version 2001), all intellectual property acquired in the two acquisitions in 1999, and certain information related to customers using MSC.Nastran in the United States.  In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary after the license, the Company is required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the MSC.Nastran portion of the paid-up license if the customer decides to change from MSC.Nastran to the Acquirer’s version of Nastran.  For arrangements with customers that convert to a paid-up license after November 1, 2002, the Company defers revenue for the fair value of the Nastran paid-up license because of this provision in the FTC settlement which, for accounting purposes, makes the fee not fixed or determinable.  The Company will recognize the related fee as revenue as the pro-rata portion of the fees subject to cancellation lapses over time, in accordance with the FTC settlement.  The Company has reached a final agreement with Electronic Data Systems (“EDS”) pursuant to the settlement, which is pending final FTC approval.  Until final approval is granted and the transaction with EDS closes, the effect of the settlement and license with EDS cannot be determined.  Accordingly, no amounts have been recorded in the accompanying financial statements related to the settlement.

        Indemnifications - The Company indemnifies its software customers against claims that software or documentation purchased from the Company infringes upon a copyright, patent or the proprietary rights of others. In the event of such a claim, the Company agrees to obtain the rights for continued use of the software for the customer, to replace or modify the software or documentation to avoid such claim or to provide a credit to the customer for the unused portion of the software license. Due to the nature of this indemnification and the various options in which the Company can satisfy the indemnification, it is not possible to calculate the maximum potential amount of future payments that may be required.

As permitted under Delaware law, the Company is authorized to provide for indemnification of its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make for such indemnification is the fullest extent permitted by law; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables recovery of a portion of any future amounts paid in certain circumstances.  As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnifications is minimal.  All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002.  Accordingly, there are no liabilities recorded for these indemnifications as of March 31, 2003.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time.  All previous obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002.  Accordingly, there are no liabilities recorded for these types of liabilities as of March 31, 2003.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days.  If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history.  However, the Company has not incurred significant expense under its product warranties.  As a result, the Company believes the estimated fair value on these agreements is minimal.  Accordingly, there are no liabilities recorded for these agreements as of March 31, 2003.

NOTE 13 — SUBSEQUENT EVENTS

        In May 2003, the Company sold $100,000,000 of 2.5% Senior Subordinated Convertible Notes (the “Convertible Notes”) in a private offering.  The Convertible Notes were offered to investors at 100% of their principal amount.  The sale of the Convertible Notes closed on May 5, 2003.

The Convertible Notes mature on May 5, 2008, and bear interest at 2.5% with interest payments due semi-annually on May 5 and November 5, beginning on November 5, 2003.  The Convertible Notes are convertible into the Company’s common stock at a conversion price of $8.515 per share, subject to adjustment upon the occurrence of specified events.  This represents a 30% conversion premium based on the closing price of $6.55 of the Company’s common stock on April 29, 2003.  Each $1,000 principal amount of the Convertible Notes is initially convertible into 117.4398 shares of the Company’s common stock.  The holders of the Convertible Notes may convert their Convertible Notes at any time on or before the maturity date.  The Company may redeem the Convertible Notes on or after May 5, 2006, assuming the price of the Company’s common stock has attained and remained at certain price levels.

The Company used the proceeds from the Convertible Notes to repay all amounts outstanding under the Loan and Security Agreement entered into in November 2002 (the “New Loan Agreement”), which amounted to approximately $50,417,000 as of March 31, 2003, and $20,000,000 of the notes payable to shareholders issued in connection with the acquisition of AES in July 2001.  Approximately $11,800,000 of the proceeds were used to acquire U.S. government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due.

The Company paid approximately $3,800,000 of prepayment and other penalties under the New Loan Agreement, which will be expensed in the second quarter of 2003.  In addition, the Company will write off approximately $2,300,000 of unamortized debt issuance costs related to the New Loan Agreement in the second quarter of 2003.

In connection with the issuance of the Convertible Notes, the Company incurred approximately $3,500,000 of debt issuance costs, which will be amortized over the five year term of the Convertible Notes.

As a result of the sale of the Convertible Notes, all amounts due under the New Loan Agreement as of March 31, 2003, have been classified as long term debt, in accordance with Statement of Financial Accounting Standards No. 6, “Classification of Short Term Obligations Expected to be Refinanced.”

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

MSC.Software Corporation is a leader in the development, marketing and support of virtual product development tools including simulation software, professional services and information technology systems.  Our products and services help customers optimize product designs, increase quality and reliability, reduce product development costs and speed time to market.  We also provide a broad range of strategic consulting services to help our customers improve the integration and performance of their product development process.  We serve customers in multiple industries, including aerospace, automotive, machinery, electronics, consumer products, biomedical, shipbuilding and rail.

We derive our revenues from three principal sources:  the delivery of our software products, the delivery of related services and the resale and integration of information technology systems.  Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third party’s software.  We provide a variety of licensing alternatives for the use of our software products.  Our customers typically license our software products on either an annual basis or a paid-up perpetual basis.  Under an annual license, the customer receives both the right to use the software and any updates during the term and certain technical support services.  We recognize the annual license fee revenue ratably over the term of the license, although typically the license fee is payable at the beginning of the term.  Under a paid-up license, the customer receives the right to use the software indefinitely and typically enters into an annual maintenance agreement to receive software updates and technical support services.  We allocate revenue to the undelivered element (maintenance) on its respective fair value, with the fair value determined by the price charged when maintenance is sold separately.  We determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to the customer.  We recognize the revenue from the maintenance fee ratably over the term of the maintenance agreement.  Based on customer preference, a growing portion of our software licensing is done on a paid-up license basis.  As a result, growing or even maintaining software revenue depends upon selling additional licenses.

Services revenue includes maintenance, support, consulting and training services.  Consulting and training services range from installation and basic consulting to training.  Systems revenue includes the resale and integration of computer hardware and operating systems.

RESULTS OF OPERATIONS

        The following table sets forth items included in the condensed consolidated statements of operations data as percentages of total revenue for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
REVENUE:
Software	43.4%	48.6%
Services	28.8%	20.6%
Systems	27.8%	30.8%
Total Revenue	100.0%	100.0%
COST OF REVENUE:
Software	4.4%	8.2%
Services	15.7%	14.0%
Systems	26.0%	23.3%
Total Cost of Revenue	46.1%	45.5%
GROSS PROFIT	53.9%	54.5%
OPERATING EXPENSE:
Research and Development	8.8%	9.0%
Selling, General and Administrative	38.4%	49.7%
Amortization of Intangibles	2.2%	1.6%
Total Operating Expense	49.4%	60.3%
OPERATING INCOME (LOSS)	4.5%	(5.8%)
OTHER EXPENSE:
Interest Expense	2.5%	1.1%
Other Expense (Income), Net	(0.1%)	(1.0%)
Total Other Expense, Net	2.4%	0.1%
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	2.1%	(5.9%)
Provision (Benefit) for Income Taxes	0.8%	(2.3%)
NET INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	1.3%	(3.6%)

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

        Net Income (Loss) - Consolidated net income was $1,134,000, or $0.04 per diluted share, in 2003 compared to consolidated net loss of ($41,681,000), or ($1.44) per share, in 2002.

        Revenue - We reported revenue of $85,069,000 in 2003 compared to $66,440,000 in 2002, an increase of $18,629,000, or 28%.

        Software Revenue - Software revenue was $36,897,000 for 2003 compared to $32,274,000 for the prior year, an increase of $4,623,000, or 14%.  The increase was primarily the result of the acquisition of MDI in April 2002, including increases in both paid-up licenses and recurring software revenues.

        Services Revenue - Services revenue was $24,481,000 for 2003 compared to $13,698,000 for the prior year, an increase of $10,783,000, or 79%.  Software support revenue was $12,953,000, or 53% of total services revenue, for 2003 compared to $8,605,000, or 63% of total services revenue, for 2002, an increase of $4,348,000, or 51%.  Revenue from consulting and training services was $11,528,000, or 47% of total services revenue, for 2003 compared to $5,093,000, or 37% of total services revenue, for 2002, an increase of $6,435,000, or 126%.  Software support, consulting and training revenue all increased, in part due to the acquisition of MDI.

Systems Revenue - Systems revenue was $23,691,000 for 2003 compared to $20,468,000 for 2002, an increase of $3,223,000, or 16%.  The increase in systems revenue in 2003 was in the European and Asia-Pacific markets as we continue to expand our systems business into these markets.  Systems revenue in the Americas decreased primarily due to a decrease in information technology capital spending, as a result of general economic conditions.

The following table shows revenue by geographic region and the related growth rates between 2002 and 2003:

	Three Months Ended March 31,		Revenue Growth		% of Total Revenue
	2003	2002	$	%	2003	2002

Revenue:
The Americas	$36,520,000	$41,032,000	$(4,512,000)	(11%)	43%	62%
Europe	22,193,000	13,793,000	8,400,000	61%	26%	21%
Asia-Pacific	26,356,000	11,615,000	14,741,000	127%	31%	17%
Total Revenue	$85,069,000	$66,440,000	$18,629,000	28%	100%	100%

The Americas reported a decrease of $1,879,000 in software revenue, an increase of $4,071,000 in services revenue and a decrease of $6,704,000 in systems revenue.  Revenue in the Americas decreased primarily due to the decrease in systems sales, as discussed above.  Consulting and training revenue and software support revenue increased in the Americas, partially as a result of the acquisition of MDI.

Europe reported increases of $2,431,000 in software revenue, $2,715,000 in services revenue and $3,254,000 in systems revenue.  Recurring software revenues increased in Europe, partially as a result of the acquisition of MDI.  Increases in consulting and training revenue and software support revenue from the first quarter of 2002 were partially attributable to the acquisition of MDI.  The increase in systems revenue is primarily due to our continuing efforts to expand our hardware and systems integration business into the European markets.

Asia-Pacific reported increases of $4,071,000 in software revenue, $3,997,000 in services revenue and $6,673,000 in systems revenue.  The increase in revenue for Asia-Pacific was primarily due to increases in paid-up software licenses and systems revenue.  Consulting and training revenue and software support revenue also increased, partially due to the acquisition of MDI.  The increase in systems revenue is primarily due to our continuing efforts to expand our hardware and systems integration business into the Asian-Pacific markets.

        Revenue growth in 2003 was also impacted from favorable foreign currency translation rates for the Euro and the Japanese Yen as compared to the prior year.  Revenue for the three months ended March 31, 2003 would have been approximately $78,295,000 if translated using the prior year quarter’s foreign currency translation rates.  Revenue in local currencies increased 31% and 104% in Europe and Asia-Pacific, respectively.  Our international operations in Europe and Asia-Pacific are sales organizations with high gross profit margins, which is due to these operations having minimal software development expenses.  As a result, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

Cost of Revenue - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, cost of revenue includes period expenses directly related to revenue as well as the amortization of capitalized software costs.  Total cost of revenue was $39,217,000, or 46% of total revenue, compared to $30,269,000, or 46% of total revenue, for the prior year.

Cost of Revenue - Software  — Cost of revenue - software was $3,721,000, or 10% of software revenue, for 2003 compared to $5,476,000, or 17% of software revenue, for the prior year.  These amounts include software amortization of $1,981,000 and $2,930,000 for 2003 and 2002, respectively.  The decrease in cost of revenue — software was primarily due to a decrease in software amortization in 2003.

Cost of Revenue - Services - Cost of revenue - services was $13,381,000, or 55% of services revenue, for 2003 compared to $9,298,000, or 68% of services revenue, for the prior year.  Services revenue increased by 79% from the first quarter of 2002.  Cost of revenue — services, as a percentage of services revenue, will vary from period to period based upon actual projects performed.  As a substantial portion of our cost of revenue — services are fixed costs, the significant increase in services revenue in the current quarter resulted in a higher gross margin due to improved utilization of our fixed costs.  We expect such percentage to approximate 55% in the future.

Cost of Revenue - Systems - Cost of revenue - systems was $22,115,000, or 93% of systems revenue, for 2003 compared to $15,495,000, or 76% of systems revenue, for 2002.  The increase in cost of revenue — systems was primarily due to lower margins in Europe and Asia-Pacific as a result of our continuing efforts to expand our hardware and systems integration business into these markets.  In addition, there were fewer systems integration transactions in the first quarter of 2003, which typically generate higher margins than computer hardware transactions.

Gross Profit - Gross profit, which is total revenue less cost of revenue, was $45,852,000, or 54% of total revenue, for 2003, compared to $36,171,000, or 54% of total revenue, for 2002, an increase of $9,681,000, or 27%.

Operating Expense - Operating expense was $42,015,000 for 2003 compared to $40,034,000 for the prior year, an increase of $1,981,000, or 5%.  As with revenue, our expenses are impacted by foreign currency fluctuations.  Total operating expenses (including cost of revenue) in the current year would have been approximately $4,600,000 lower if translated using the prior year’s foreign currency translation rates.

Research and Development - In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized.  Research and development expense for 2003 was $7,520,000 compared to $5,960,000 for 2002, an increase of $1,560,000, or 26%.  The total gross investment in software development activities for 2003 was $10,449,000, or 17% of total software and services revenue, compared to $9,580,000, or 21% of total software and services revenue, for the prior year.  Capitalized software development costs were $2,929,000 for 2003 compared to $3,620,000 for the prior year, a decrease of $691,000, or 19%.  The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development.  Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market.  Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86.  There were no impairment charges during the three months ended March 31, 2003 or 2002.

Selling, General and Administrative - Selling, general and administrative expense was $32,594,000, or 38% of total revenue, for 2003 compared to $33,013,000, or 50% of total revenue, for 2002, a decrease of $419,000, or 1%.  Selling, general and administrative expenses in 2002 included approximately $4,500,000 of costs related to an FTC administrative proceeding.  This was partially offset by the increase in selling, general and administrative expenses due to the acquisition of MDI in April 2002.

Amortization of Intangibles - Amortization of intangibles was $1,901,000 for 2003 compared to $1,061,000 for 2002.  The increase in amortization of intangibles is due to intangible assets acquired in the MDI acquisition, primarily developed technology.  In July 2002, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  In accordance with SFAS 142, the goodwill resulting from the AES and MDI acquisitions have never been amortized.

Operating Income - Operating income was $3,837,000 for 2003 compared to an operating loss of ($3,863,000) for 2002.

Total Other Expense - Total other expense was $2,092,000 for 2003 compared to $41,000 for 2002, an increase of $2,051,000.

Interest Expense - Interest expense was $2,117,000 for 2003 compared to $729,000 for 2002, an increase of $1,388,000, or 190%.  The increase in interest expense is due to the debt incurred in connection with the acquisition of MDI in April 2002.  In May 2003, we sold $100,000,000 of 2.5% Senior Subordinated Convertible Notes (the “Convertible Notes”) in a private offering, which is more fully discussed under the caption “Liquidity and Capital Resources”.  From the proceeds, we repaid our notes payable, which amounted to approximately $50,417,000 as of March 31, 2003, and $20,000,000 of our notes payable due to shareholders.  As a result, we expect interest expense to decrease in the remaining quarters of 2003.

Other Expense (Income), Net - Other income was ($25,000) for 2003 compared to ($688,000) for 2002.  Other income includes interest income, gains and losses on property and equipment, currency translation gains and losses, and other non-operating income and expense.  Other income decreased primarily due to $382,000 of servicing fees related to our debt incurred in the first quarter of 2003.  In addition, interest income decreased by approximately $285,000 due to lower cash balances subsequent to our acquisition of MDI in 2002.  In connection with the sale of the Convertible Notes, we paid approximately $3,800,000 of prepayment and other penalties related to our notes payable and wrote off approximately $2,300,000 of unamortized debt issuance costs, which will be expensed in the second quarter of 2003.

Provision (Benefit) for Income Taxes - The income tax provision (benefit) is recorded each quarter by estimating the anticipated effective income tax rate for the entire year.  Our income tax rate is affected by income or losses attributable to minority interest, which is included in other expense (income).  Excluding the effect of minority interest, our effective annual income tax rate was 38% and 39% in 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES

        We have identified the following as critical accounting policies to our company:  revenue recognition on software and related services, allowance for doubtful accounts and litigation, capitalized software costs, valuation of long-lived and intangible assets and goodwill, and accounting for income taxes.  These critical accounting policies have been applied during the three months ended March 31, 2003 consistent with the prior period and the year ended December 31, 2002.

        For further information, refer to the discussion of critical accounting policies included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations.  We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future.  We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions.  Net cash provided by operating activities was $12,700,000 for the three months ended March 31, 2003 compared to net cash used in operating activities of ($1,819,000) for the three months ended March 31, 2002.  The increase in cash provided by operations is primarily due to the operating income we have realized during 2003, as compared to the operating loss in 2002.  Our working capital (current assets minus current liabilities) at March 31, 2003 was $20,537,000 compared to $7,789,000 at December 31, 2002, an increase of $12,748,000, or 164%.  The increase in working capital was due to the reclassification of the current portion of our notes payable as a result of the sale of convertible debt discussed below.  Cash and cash equivalents at March 31, 2003 was $33,811,000 compared to $29,387,000 at December 31, 2002, an increase of $4,424,000, or 15%.  Cash increased primarily due to our positive cash flow from operations, offset by debt service payments and investing activities.

In connection with the acquisition of MDI, we entered into a Revolving Credit and Term Loan Agreement and subsequent amendments (“Loan Agreement”), with various financial institutions (“Lenders”).  The Loan Agreement includes a $65,000,000 term loan and a $6,728,000 revolving line of credit, all of which was borrowed to partially fund the acquisition of MDI.  We also used existing cash of approximately $58,000,000 to complete the acquisition.

In November 2002, we entered into a new Loan and Security Agreement (“New Loan Agreement”) with new lenders (“New Lenders”) to replace the existing Loan Agreement. The New Loan Agreement includes a $55,000,000 term loan and a $15,000,000 revolving line of credit.  Borrowings under the revolving line of credit are limited to a borrowing base of up to 85% of eligible domestic accounts receivable, as defined.  All amounts outstanding under the previous Loan Agreement were repaid.

The term loan under the New Loan Agreement is secured by substantially all of our assets and bears interest at the greater of 7% or the New Lender’s prime rate plus 5%.  Advances on the revolving line of credit bear interest at the greater of 7% or the New Lender’s prime rate plus 2.25%.  The revolving line of credit expires in November 2006.  No amounts were outstanding on the line of credit as of March 31, 2003.

The New Loan Agreement required an origination fee of approximately $2,100,000, which will be amortized to expense over the 48 months of the term loan.  In addition, an annual facility fee of 1.50% of the total outstanding commitment will be paid and expensed quarterly.  We have the option, at any time upon 90 days’ prior notice, to terminate the New Loan Agreement by, among other things, repaying all amounts outstanding under the New Loan Agreement (or collateralizing any letters of credit to remain outstanding at 105% of the amount of such letters of credit) and paying the lender a prepayment premium initially equal to 4% in the first year and decreasing by 1% in each year thereafter of the aggregate of the maximum available under the revolving line, the amount outstanding under the term loan and unscheduled payments on account of the term loan during the 30-day period ending on the date of the termination.  The New Loan Agreement requires maintenance of certain financial and non-financial covenants.  We are in compliance with all such covenants as of March 31, 2003.

        In May 2003, we sold $100,000,000 of 2.5% Senior Subordinated Convertible Notes in a private offering.  The Convertible Notes were offered to investors at 100% of their principal amount.  The sale of the Convertible Notes closed on May 5, 2003.

The Convertible Notes mature on May 5, 2008, and bear interest at 2.5% with interest payments due semi-annually on May 5 and November 5, beginning on November 5, 2003.  The Convertible Notes are convertible into our common stock at a conversion price of $8.515 per share, subject to adjustment upon the occurrence of specified events.  This represents a 30% conversion premium based on the closing price of $6.55 of our common stock on April 29, 2003.  Each $1,000 principal amount of the Convertible Notes is initially convertible into 117.4398 shares of our common stock.  The holders of the Convertible Notes may convert their Convertible Notes at any time on or before the maturity date.  We may redeem the Convertible Notes on or after May 5, 2006, assuming the price of our common stock has attained and remained at certain price levels.

We used the proceeds from the Convertible Notes to repay all amounts outstanding under the New Loan Agreement, which amounted to approximately $50,417,000, as of March 31, 2003 and $20,000,000 of the notes payable to shareholders issued in connection with the acquisition of AES in July 2001.  Approximately $11,800,000 of the proceeds were used to acquire U.S. government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due.

We paid approximately $3,800,000 of prepayment and other penalties under the New Loan Agreement, which will be expensed in the second quarter of 2003.  In addition, we will write off approximately $2,300,000 of unamortized debt issuance costs related to the New Loan Agreement in the second quarter of 2003.

In connection with the issuance of the Convertible Notes, we incurred approximately $3,500,000 of debt issuance costs, which will be amortized over the five year term of the Convertible Notes.

        In 1999, we issued subordinated notes payable in connection with an acquisition in the aggregate principal amount of $14,236,000.  The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July.  The estimated interest payment in July 2003 is $320,000.  In February 2002, the holder of these subordinated debentures used $3,000,000 of such debt as payment for the exercise of warrants.  The entire remaining principal balance as of March 31, 2003 of $8,000,000 is due by June 2009.

        In connection with the acquisition of AES in July 2001, we issued subordinated notes payable to the former shareholders of AES in the aggregate principal amount of $20,000,000.  The notes bear interest at 7% with interest only payments due semi-annually in January and July.  The entire principal balance as of March 31, 2003 of $20,000,000 is due in July 2004.  The Company intends to repay these subordinated notes in full from the proceeds of the sale of the Convertible Notes as described above.  We also assumed a note payable to Dassault Systemes of America Corporation (“DSA”) as part of the acquisition of AES.  The note bears interest at 3.2%.  We will repay the principal balance of the loan from commissions earned by selling DSA products.  Any remaining unpaid principal balance will be due in June 2003.  The outstanding principal of the DSA note payable at March 31, 2003 was $4,896,000.

        We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products.  During the first three months of 2003 and 2002, we expended a total of $10,449,000 and $9,580,000, respectively, on development efforts, of which $2,929,000 and $3,620,000, respectively, were capitalized.  Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

        During the first three months of 2003 and 2002, we acquired $1,493,000 and $2,998,000, respectively, of new property and equipment.  Capital expenditures also included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide.  Our capital expenditures vary from year to year, as required by business needs.  We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products.  We expect that, in 2003, we will allocate our capital expenditures primarily to replacement of computer equipment used in the development and support of our proprietary software products.

        We do not plan to pay dividends in the foreseeable future.  In addition, our Loan Agreement contains restrictions on the payment of dividends.

The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	As of March 31, 2003
	Total	During 2003	2004-2005	2006-2007	After 2007

Contractual Cash Obligations:
New Loan Agreement	$50,417,000	$10,313,000	$27,500,000	$12,604,000	$—
Subordinated Notes Payable	8,000,000	—	—	—	8,000,000
Notes Payable to Shareholders	24,897,000	4,897,000	20,000,000	—	—
Operating Lease Obligations	80,842,000	9,106,000	18,778,000	16,344,000	36,614,000
Total Contractual Cash Obligations	$164,156,000	$24,316,000	$66,278,000	$28,948,000	$44,614,000

        On May 5, 2003, we completed the sale of $100,000,000 of the Convertible Notes in a private offering.  From the proceeds, we repaid all amounts outstanding under the New Loan Agreement, $50,417,000 as of March 31, 2003, and intend to repay $20,000,000 of the notes payable to shareholders, due in 2004.  The above table does not include the effect of these transactions on our contractual obligations.

INFLATION

        Inflation in recent years has not had a significant effect on our business.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The forward-looking statements in this report, including statements concerning projections of our future results, operating profits and earnings, are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements.  The risks and uncertainties include but are not limited to:

•                  Downturns in industries we serve and on which we are dependent;

•                  Exposure to risks as a result of our international operations;

•                  Successful integration of acquired companies;

•                  Timely development and market acceptance of new products;

•                  Compliance with the recent settlement with the FTC;

•                  Fluctuations of the United States dollar versus foreign currencies;

•                  Timing of orders from customers;

•                  Impairment of capitalized software development costs;

•                  Limited ability quickly to reduce fixed costs if faced with revenue shortfalls;

•                  Competition in the markets we serve;

•                  The impact of the Internet on our business;

•                  The timing or possible delay in the purchase of our products by customers;

•                  Our ability to attract, motivate and retain key technical and management personnel;

•                  Potential disruption from natural hazards;

•                  Our ability adequately to protect our intellectual property rights;

•                  Risks related to litigation involving intellectual property rights;

•                  Volatility of the price of our common stock; and

•                  Certain anti-takeover provisions in our charter documents.

        The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this section of this report and by the more detailed discussion of these and other risks under the caption “Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in market risks from the information provided in Item 7a. Quantitative and Qualitative Disclosures About Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K.  On May 5, 2003, we closed on the sale of convertible notes bearing interest at 2.5%.  See Note 13 — Subsequent Events in the Notes to Unaudited Condensed Consolidated Financial Statements.  The fair value of these notes fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our creditworthiness.

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

PART II — OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Number
3.1

Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2

Restated Bylaws of MSC.Software Corporation (filed as Exhibit 3.2 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the fiscal year ended January 31, 1996, and incorporated herein by reference).

3.3

Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

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

4.3

Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.4

Indenture, dated as of August 18, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as part of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 33-83174), and incorporated herein by reference).

4.5

First Supplemental Indenture, dated September 22, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.6

Second Supplemental Indenture, dated December 14, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.7

Agreement And Plan Of Merger Dated As Of March 15, 2002 among MSC.Software Corporation, MSC Acquisition II Corp. And Mechanical Dynamics, Inc., (filed as Exhibit 99(d)(1) of MSC.Software Corporation’s Schedule To Tender Offer Statement Under Section 14(D)(1) Or 13(E)(1) Of The Securities Exchange Act Of 1934, and incorporated herein by reference).

	4.8	Indenture, dated as of May 5, 2003, between MSC.Software Corporation and J.P. Morgan Trust Company, National Association as Trustee. **

10.1

Loan and Security Agreement Dated as of November 18, 2002 Between MSC.Software Corporation, as Borrower and Foothill Capital Corporation, as the Arranger and Administrative Agent.  (Filed as Exhibit 10.4 of MSC.Software Corporation’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.2	Registration Rights Agreement, dated as of May 5, 2003, between MSC.Software Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. **

** Indicates filed herewith.

(b)	Form 8-K
None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

		By:	/s/ LOUIS A. GRECO
Date:	May 14, 2003		LOUIS A. GRECO — Chief Financial Officer
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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

		By:	/s/ FRANK PERNA, JR.
Date:	May 14, 2003		FRANK PERNA, JR.
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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

		By:	/s/ LOUIS A. GRECO
Date:	May 14, 2003		LOUIS A. GRECO
Chief Financial Officer