Form 10-Q
period 2003-06-30
MSC SOFTWARE CORP
filed 2003-08-14
CIK 717238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2003

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

As of July 31, 2003, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 30,231,765.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

JUNE 30, 2003

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2003	December 31, 2002

ASSETS

Current Assets:
Cash and Cash Equivalents	$45,451,000	$29,387,000
Investments	4,336,000	5,177,000
Trade Accounts Receivable, Net of Allowance of $3,104,000 and $3,249,000 at June and December, Respectively	78,765,000	97,636,000
Deferred Tax Assets	17,703,000	19,839,000
Other Current Assets	29,305,000	17,338,000

Total Current Assets	175,560,000	169,377,000

Property and Equipment, Net	34,611,000	35,511,000
Capitalized Software Costs, Net	28,109,000	25,957,000
Goodwill and Indefinite Lived Intangibles	199,945,000	216,058,000
Other Intangible Assets, Net	44,902,000	48,730,000
Other Assets	22,287,000	11,641,000

TOTAL ASSETS	$505,414,000	$507,274,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$27,421,000	$32,706,000
Current Portion of Note Payable	—	13,750,000
Current Portion of Notes Payable to Shareholders	—	4,590,000
Deferred Revenue	75,299,000	67,327,000
Compensation and Related Expenses	16,261,000	14,732,000
Restructuring Reserve	5,266,000	4,207,000
Other Current Liabilities	18,323,000	24,276,000

Total Current Liabilities	142,570,000	161,588,000

Deferred Income Taxes	27,010,000	29,243,000
Note Payable, Less Current Portion	—	40,104,000
Notes Payable to Shareholders, Less Current Portion	4,647,000	19,880,000
Subordinated Notes Payable	6,925,000	6,817,000
Subordinated Convertible Debentures	100,000,000	—
Other Long Term Liabilities	7,315,000	7,162,000

Commitments and Contingencies (Note 15)

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 30,027,100 and 29,776,100 Issued and Outstanding at June and December, Respectively	300,000	298,000
Additional Paid-in Capital	283,426,000	282,058,000
Accumulated Other Comprehensive Loss	(3,608,000)	(3,367,000)
Accumulated Deficit	(62,894,000)	(36,232,000)
Treasury Shares, At Cost (40,000 Shares)	(277,000)	(277,000)

Total Shareholders’ Equity	216,947,000	242,480,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$505,414,000	$507,274,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE:
Software	$35,962,000	$45,109,000	$72,859,000	$77,383,000
Services	24,435,000	22,970,000	48,916,000	36,668,000
Systems	19,911,000	27,037,000	43,602,000	47,505,000

Total Revenue	80,308,000	95,116,000	165,377,000	161,556,000

COST OF REVENUE:
Software	5,378,000	6,066,000	9,099,000	11,542,000
Software—Impairment of Capitalized Development Costs	782,000	3,759,000	782,000	3,759,000
Services	13,592,000	15,033,000	26,973,000	24,331,000
Systems	19,145,000	21,432,000	41,260,000	36,927,000

Total Cost of Revenue	38,897,000	46,290,000	78,114,000	76,559,000

GROSS PROFIT	41,411,000	48,826,000	87,263,000	84,997,000

OPERATING EXPENSE:
Research and Development	7,049,000	6,712,000	14,569,000	12,672,000
Selling, General and Administrative	33,577,000	42,317,000	66,171,000	75,330,000
Restructuring and Other Impairment Charges	24,593,000	4,040,000	24,593,000	4,040,000
Write-Off of Acquired In-Process R&D	—	2,380,000	—	2,380,000
Amortization of Intangibles	1,913,000	1,685,000	3,814,000	2,746,000

Total Operating Expense	67,132,000	57,134,000	109,147,000	97,168,000

OPERATING LOSS	(25,721,000)	(8,308,000)	(21,884,000)	(12,171,000)

OTHER EXPENSE:
Interest Expense	1,560,000	1,617,000	3,677,000	2,346,000
Other Expense (Income), Net	6,187,000	(788,000)	6,162,000	(1,476,000)

Total Other Expense, Net	7,747,000	829,000	9,839,000	870,000

LOSS BEFORE BENEFIT FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(33,468,000)	(9,137,000)	(31,723,000)	(13,041,000)

Benefit for Income Taxes	(5,672,000)	(3,010,000)	(5,061,000)	(4,533,000)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(27,796,000)	(6,127,000)	(26,662,000)	(8,508,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(39,300,000)

NET LOSS	$(27,796,000)	$(6,127,000)	$(26,662,000)	$(47,808,000)

BASIC AND DILUTED LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.93)	$(0.21)	$(0.89)	$(0.29)

BASIC AND DILUTED LOSS PER SHARE	$(0.93)	$(0.21)	$(0.89)	$(1.63)

Basic and Diluted Weighted-Average Shares Outstanding	29,968,000	29,513,000	29,898,000	29,254,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(26,662,000)	$(47,808,000)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	195,000	842,000
Depreciation and Amortization of Property and Equipment	7,052,000	5,006,000
Amortization of Capitalized Software Development Costs	4,221,000	5,365,000
Amortization of Intangibles	3,814,000	2,748,000
Write-off of Acquired IPR&D	—	2,380,000
Impairment of Capitalized Software Development Costs	782,000	3,759,000
Amortization of Discounts	285,000	248,000
Loss on Disposal of Property and Equipment	33,000	5,000
Deferred Income Taxes	(115,000)	(488,000)
Impairment of Assets	2,757,000	—
Write-off of Capitalized Debt Issuance Costs	2,287,000	—
Impairment of Goodwill	18,406,000	—
Cumulative Effect of Change in Accounting Principle	—	39,300,000
Other	—	859,000
Changes in Assets and Liabilities, Net of Effect of Acquisitions:
Trade Accounts Receivable	19,315,000	(2,128,000)
Other Current Assets	(11,022,000)	(16,279,000)
Accounts Payable	(8,811,000)	11,284,000
Deferred Revenue	7,972,000	7,578,000
Compensation and Related Expenses	1,659,000	2,693,000
Restructuring Reserve	1,059,000	111,000
Other Liabilities	(5,418,000)	(1,413,000)

Net Cash Provided By Operating Activities	17,809,000	14,062,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(4,657,000)	(5,963,000)
Cash Paid For Acquisition of MDI, Net	—	(111,283,000)
Cash Paid For Other Business Acquired, Net	—	(4,418,000)
Capitalized Software Development Costs	(6,296,000)	(7,293,000)
Purchase of U.S. Government Securities	(11,876,000)	—
Other	1,727,000	(1,154,000)

Net Cash Used In Investing Activities	(21,102,000)	(130,111,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Line of Credit or Debt	(73,854,000)	70,395,000
Issuance of Subordinated Convertible Debentures	100,000,000	—
Payment of Debt Issuance Costs	(3,500,000)	—
Payment of Debt Prepayment Penalty	(3,797,000)	—
Issuance of Common Stock	876,000	3,893,000

Net Cash Provided By Financing Activities	19,725,000	74,288,000

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(368,000)	1,685,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,064,000	(40,076,000)
Cash and Cash Equivalents at Beginning of Period	29,387,000	86,056,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,451,000	$45,980,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of MSC.Software Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation, including Impairment of Capitalized Software Development Costs which has been reclassified from operating expenses to cost of revenue.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial position or results of operations.

The Emerging Issues Task Force (“EITF”) recently reached a consensus for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

In July 2003, the EITF reached a consensus on EITF 03-5, “Applicability of AICPA SOP 97-2 to Non-Software Deliverables.”  EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2.  In general, any non-software deliverables are within the scope of SOP 97-2 if the software deliverable is essential to the functionality of the non-software deliverable.  Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning after ratification by the FASB, which is expected to be August 13, 2003.  The Company believes the adoption of EITF 03-5 will not have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3 – CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, and No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 13 - Segment Information.

During the second quarter of 2002, the Company completed the transitional impairment test required under the new rules and recorded a non-cash charge of $39,300,000 to reduce the carrying value of goodwill, effective in the first quarter of 2002.  The impairment relates entirely to the Company’s Systems reporting unit, which was almost entirely generated from the acquisition of Advanced Enterprise Solutions, Inc. (“AES”).  Such charge is nonoperational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operation.  In calculating the impairment charge, the fair value of the impaired reporting unit underlying the Systems segment was estimated using a discounted cash flow methodology and recent comparable transactions.  The impairment primarily resulted from an increase in the Company’s stock price immediately prior to the date that the AES acquisition was announced and valued for accounting purposes, as well as a decline in market multiples in the information systems reseller industry.

In the second quarter of 2003, the Company decided to exit its Systems business.  As a result, the Company determined that a portion of its goodwill was impaired and recorded a non-cash charge of $18,406,000.  See Note 6 – Goodwill and Other Asset Impairments.

NOTE 4 – BUSINESS ACQUISITIONS

Mechanical Dynamics, Inc.

On April 19, 2002, the Company, through a wholly owned subsidiary, completed the acquisition of the outstanding common stock of Mechanical Dynamics, Inc. (“MDI”) through a tender offer.  The acquisition of MDI has been accounted for as a purchase, and accordingly, the results of operations of MDI since April 19, 2002 are included in the Company’s condensed consolidated statements of operation.  The following summarized unaudited pro forma consolidated results of operations reflect the effect of the MDI acquisition as if it had occurred on January 1, 2002. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of January 1, 2002 and should not be construed as representative of future operations.

	Three Months Ended June 30,	Six Months Ended June 30,
	2002	2002

Revenue	$97,064,000	$176,344,000

Net Loss before Cumulative Effect of Change in Accounting Principle	$(7,704,000)	$(10,945,000)

Net Loss	$(7,704,000)	$(50,245,000)

Basic and Diluted Loss Per Share Before Cumulative Effect of Change in Accounting Principle	$(0.26)	$(0.37)

Basic and Diluted Loss Per Share	$(0.26)	$(1.72)

NOTE 5 – CAPITALIZED SOFTWARE COSTS

Capitalized software development costs and amortization of capitalized software development costs, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Capitalized Software Development Costs	$(3,367,000)	$(3,673,000)	$(6,296,000)	$(7,293,000)

Amortization of Capitalized Software Costs	2,240,000	2,435,000	4,221,000	5,365,000

	$(1,127,000)	$(1,238,000)	$(2,075,000)	$(1,928,000)

In addition, the Company purchased certain software that was capitalized during the three and six months ended June 30, 2003 amounting to $47,000 and $77,000, respectively.

Amortization expense associated with capitalized software costs is reported in cost of software revenue, and capitalized software development costs are reported as a reduction of research and development expense.

The Company had provided advances under a joint development project with a third party software development company.  Amounts incurred as part of the joint development project had been recorded as prepaid expenses and included in other current assets.  During the second quarter of 2003, the Company determined that the amounts included in other current assets would not be recoverable and wrote-off $782,000 related to the joint development project, which has been included in cost of revenue in the accompanying condensed consolidated statements of operation.

Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86.  During the three months ended June 30, 2002, the Company recognized a non-cash, pre-tax impairment charge of $3,759,000 related to capitalized software development costs.  The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as the Company’s restructuring during the quarter.  The impairment charge is included in cost of revenue in the accompanying condensed consolidated statements of operation.

NOTE 6 – GOODWILL AND OTHER ASSET IMPAIRMENTS

As of June 30, 2003, the Company decided to exit its Systems business.  As a result of this decision, the Company determined in accordance with SFAS No. 144 that a portion of its goodwill and certain held and used current and fixed assets were impaired because the carrying value exceeded the sum of the undiscounted future cash flows from the use and eventual disposition of the assets as follows:

Three Months Ended June 30, 2003

Goodwill	$18,406,000
Other Current Assets	740,000
Fixed Assets	518,000

$19,664,000

The Company expects to report the Systems business as discontinued operations beginning with the quarter ended September 30, 2003, including reclassification of prior periods.  The Company also will record a restructuring charge related primarily to severance costs of approximately $1,000,000 in the third quarter of 2003 for a workforce reduction in its Systems business, which occurred in July 2003.

The Company had previously purchased certain fixed assets, not related to the Systems business, that were held and used in one or more revenue generating projects.  In the second quarter of 2003, the Company determined in accordance with SFAS No. 144 that these held and used assets were impaired because the carrying value exceeded the sum of the undiscounted future cash flows from the use and eventual disposition of the assets.  As a result, the Company recorded an impairment charge of $1,500,000, which represented the amount by which the carrying value of the assets exceeded their fair value.

The amounts described above, as well as the restructuring charge of $3,429,000 recorded in the second quarter of 2003 (See Note 8 – Restructuring Reserve), are included in restructuring and other impairment charges in the accompanying condensed consolidated statements of operation.

NOTE 7 – OTHER INTANGIBLE ASSETS

As of June 30, 2003 and December 31, 2002, other intangible assets consist of the following:

	June 30, 2003	December 31, 2002

Developed Technology	$57,324,000	$57,324,000
Customer List	6,322,000	6,322,000
Value-Added Reseller Distribution Channel	5,200,000	5,200,000
Other	221,000	235,000

	69,067,000	69,081,000
Less Accumulated Amortization	(24,165,000)	(20,351,000)

Other Intangible Assets, Net	$44,902,000	$48,730,000

For the six months ended June 30, 2003, amortization expense was $3,814,000.  Estimated amortization expense for the following years is as follows:

Years Ended December 31,	Estimated Amortization Expense

2003	$7,584,000
2004	5,489,000
2005	5,314,000
2006	5,314,000
2007	5,314,000

NOTE 8 – RESTRUCTURING RESERVE

As of June 30, 2003, the Company had two separate and distinct plans, including the restructuring plan initiated in the second quarter of 2002 (the “2002 Plan”) and the restructuring plan initiated in the second quarter of 2003 (the “2003 Plan”).  Under the 2002 Plan, the Company terminated 310 employees.  The following is the activity for both Plans for the six months ended June 30, 2003:

	2002 Plan			2003 Plan
	Workforce Reductions	Facilities	Total	Workforce Reductions	Total Restructuring Reserve

Balance at December 31, 2002	$3,079,000	$1,128,000	$4,207,000	$—	$4,207,000

Restructuring Charges	—	—	—	3,429,000	3,429,000

Cash Payments	(1,614,000)	(756,000)	(2,370,000)		(2,370,000)

Balance at June 30, 2003	$1,465,000	$372,000	$1,837,000	$3,429,000	$5,266,000

During the second quarter of 2003, the Company recorded total restructuring charges of $3,429,000 under the 2003 Plan related to a workforce reduction, including $699,000 related to exiting the Systems business.  As of June 30, 2003, the Company has terminated 71 employees under the 2003 Plan and will terminate an additional 43 in the third quarter of 2003.

Prior to June 30, 2003, the Company terminated certain employees and the termination benefits were communicated to affected employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits, under the 2003 Plan.

NOTE 9 – OTHER CURRENT ASSETS AND LIABILITIES

The components of other current assets are as follows:

	June 30, 2003	December 31, 2002

Income Tax Receivable	$11,488,000	$483,000
Prepaid Expenses	6,478,000	7,716,000
Other Current Assets	11,339,000	9,139,000

Total Other Current Assets	$29,305,000	$17,338,000

The components of other current liabilities are as follows:

	June 30, 2003	December 31, 2002

Sales Tax Payable	$6,248,000	$4,516,000
Commissions Payable	2,314,000	2,642,000
Contributions to Profit Sharing Plan	1,554,000	3,258,000
Royalties Payable	1,108,000	1,703,000
Interest Payable	973,000	1,599,000
Other Accrued Liabilities	6,126,000	10,558,000

Total Other Current Liabilities	$18,323,000	$24,276,000

NOTE 10 – SUBORDINATED CONVERTIBLE DEBENTURES

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

The Company used the proceeds from the Convertible Notes to repay all amounts outstanding under the Loan and Security Agreement entered into in November 2002 (the “Loan Agreement”) and $20,000,000 of the notes payable to shareholders issued in connection with the acquisition of AES in July 2001.  Approximately $11,876,000 of the proceeds were used to acquire U.S. Government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due.  The portion of pledged securities that will be used to pay interest in November 2003 and May 2004 is included in other current assets and the remaining $9,389,000 is included in other assets in the accompanying June 30, 2003, condensed consolidated balance sheet.

The Company paid approximately $3,797,000 of prepayment penalties under the Loan Agreement and wrote-off approximately $2,287,000 of unamortized debt issuance costs related to the Loan Agreement.  These refinancing related costs totaling $6,084,000 are included in Other Expense in the accompanying 2003 condensed consolidated statements of operation.

In connection with the issuance of the Convertible Notes, the Company incurred approximately $3,500,000 of debt issuance costs, which will be amortized over the five year term of the Convertible Notes.

NOTE 11 – LOSS PER SHARE

The following table sets forth the computation of Basic and Diluted Loss Per Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Numerator:
Numerator for Basic Loss Per Share
—Net Loss Before Cumulative Effect of Change in Accounting Principle	$(27,796,000)	$(6,127,000)	$(26,662,000)	$(8,508,000)

Cumulative Effect of Change in Accounting Principle	—	—	—	(39,300,000)

Numerator for Basic Loss Per Share - Net Loss	$(27,796,000)	$(6,127,000)	$(26,662,000)	$(47,808,000)

Denominator:
Denominator for Basic Loss
Per Share - Weighted-Average Shares Outstanding	29,968,000	29,513,000	29,898,000	29,254,000

Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	—	—	—	—

Denominator for Diluted Loss per Share	29,968,000	29,513,000	29,898,000	29,254,000

BASIC AND DILUTED LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.93)	$(0.21)	$(0.89)	$(0.29)

BASIC AND DILUTED LOSS PER SHARE	$(0.93)	$(0.21)	$(0.89)	$(1.63)

The computation of diluted loss per share for the three months ended June 30, 2003 and 2002 excludes approximately 15,336,000 and 7,986,000 weighted average shares, respectively, relating to the possible exercise of outstanding stock options, employee stock purchase plan shares, warrants and subordinated convertible debentures.  The computation of diluted loss per share for the six months ended June 30, 2003 and 2002 excludes approximately 11,621,000 and 7,986,000 weighted average shares, respectively, relating to the possible exercise of outstanding stock options, employee stock purchase plan shares, warrants and subordinated convertible debentures.  These items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NOTE 12 – STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Accordingly, no compensation expense is recognized for the stock option grants.  Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”), as described below, been determined based on the fair value at the grant date for awards during the three and six months ended June 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s Net Loss, Basic Loss Per Share and Diluted Loss Per Share would have been increased to the pro forma amounts as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Loss, As Reported	$(27,796,000)	$(6,127,000)	$(26,662,000)	$(47,808,000)
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(1,020,000)	(1,724,000)	(2,096,000)	(3,169,000)
Pro Forma Net Loss	$(28,816,000)	$(7,851,000)	$(28,758,000)	$(50,977,000)

Loss Per Share:
Basic and Diluted - As Reported	$(0.93)	$(0.21)	$(0.89)	$(1.63)
Basic and Diluted - Pro Forma	$(0.96)	$(0.27)	$(0.96)	$(1.74)

The pro forma effect on the Company’s Net Loss and Basic Loss Per Share for the three and six months ended June 30, 2003 and 2002 is not representative of the pro forma effect in future years.  The pro forma effect does not take into consideration compensation expense related to grants made prior to 1996 or additional grants in future years, which are anticipated.  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Stock Options:
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	65.6%	65.6%	65.6%	65.6%
Risk-Free Interest Rate	2.53%	4.23%	2.69%	4.23%
Estimated Life	5 years	5 years	5 years	5 years

ESPP Shares:
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	99.9%	66.6%	99.2%	64.3%
Risk-Free Interest Rate	1.20%	1.82%	1.33%	2.27%
Estimated Life	0.5 years	0.5 years	0.5 years	0.5 years

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

NOTE 13 – SEGMENT INFORMATION

The Company’s chief operating decision maker reviews financial information to manage the business consistent with the presentation in the condensed consolidated financial statements, focusing on the revenues and gross profit for each segment.  The revenues and gross profit attributable to these segments are included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Software	$35,962,000	$45,109,000	$72,859,000	$77,383,000
Services	24,435,000	22,970,000	48,916,000	36,668,000
Systems	19,911,000	27,037,000	43,602,000	47,505,000

Total Revenue	$80,308,000	$95,116,000	$165,377,000	$161,556,000

Gross Profit:
Software	$29,802,000	$35,284,000	$62,978,000	$62,082,000
Services	10,843,000	7,937,000	21,943,000	12,337,000
Systems	766,000	5,605,000	2,342,000	10,578,000

Gross Profit	$41,411,000	$48,826,000	$87,263,000	$84,997,000

Services revenue includes software support revenue and consulting and training revenue.  For the three months ended June 30, 2003 and 2002, software support revenue was $13,737,000 and $12,796,000, respectively, and consulting and training revenue was $10,698,000 and $10,174,000, respectively.  For the six months ended June 30, 2003 and 2002, software support revenue was $26,690,000 and $21,401,000, respectively, and consulting and training revenue was $22,226,000 and $15,267,000, respectively.

International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue.  Revenue is attributed to the country in which the customer is located.  The following table summarizes the revenues of the Company’s operations by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
The Americas (1)	$33,421,000	$49,899,000	$69,941,000	$90,931,000
Europe	25,169,000	22,104,000	47,362,000	35,897,000
Asia-Pacific	21,718,000	23,113,000	48,074,000	34,728,000

Total Revenue	$80,308,000	$95,116,000	$165,377,000	$161,556,000

(1) Substantially the United States

The following table summarizes the identifiable assets of the Company’s operations by geographic location:

	June 30, 2003	December 31, 2002

Identifiable Assets:
The Americas (1)	$406,947,000	$408,463,000
Europe	46,746,000	43,036,000
Asia-Pacific	51,721,000	55,775,000

Total Identifiable Assets	$505,414,000	$507,274,000

(1) Substantially the United States

The net assets of the Company’s foreign subsidiaries (excluding intercompany items) totaled $21,532,000 and $35,663,000 as of June 30, 2003 and December 31, 2002, respectively.  Long-lived assets included in these amounts were $8,312,000 and $8,805,000 as of June 30, 2003 and December 31, 2002, respectively.

NOTE 14 – COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Loss	$(27,796,000)	$(6,127,000)	$(26,662,000)	$(47,808,000)

Change in Accumulated Translation Adjustment	(18,000)	5,672,000	271,000	3,361,000

Change in Unrealized Investment Gain, Net of Tax	(222,000)	34,000	(512,000)	1,003,000

Comprehensive Loss	$(28,036,000)	$(421,000)	$(26,903,000)	$(43,444,000)

The Company does not provide any deferred tax benefit for the accumulated currency translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future.  The unrealized investment gain as of June 30, 2003 was $2,604,000, net of tax associated with the unrealized investment gain of $1,665,000.

The aggregate foreign currency transaction losses included in the accompanying condensed consolidated statements of operation were $194,000 and $200,000 for the three and six months ended June 30, 2003, respectively.  For the three and six months ended June 30, 2002, the aggregate foreign currency transaction gain or loss was a gain of $236,000 and a loss of $2,000, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases facilities and equipment under various lease agreements which require minimum annual rental commitments.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Litigation - In October 2001, the Federal Trade Commission (“FTC”) issued an administrative complaint alleging that the Company had substantially lessened competition in the Nastran market as a result of the acquisitions of two companies in 1999.  In July 2002, a proposed settlement was reached with the FTC staff, which was accepted by the FTC and made available for public comment in August 2002.  On November 1, 2002, the FTC approved the settlement.  The settlement requires the Company to license, on a non-exclusive basis to up to two acquirers (an “Acquirer”), all intellectual property (including computer code) related to the August 2002 version of MSC.Nastran (Nastran Version 2001), all intellectual property acquired in the two acquisitions in 1999, and certain information related to customers using MSC.Nastran in the United States.  In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary after the license, the Company is required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the MSC.Nastran portion of the paid-up license if the customer decides to change from MSC.Nastran to the Acquirer’s version of Nastran.  For arrangements with customers that convert to a paid-up license after November 1, 2002, the Company defers revenue for the fair value of the Nastran paid-up license because of this provision in the FTC settlement which, for accounting purposes, makes the fee not fixed or determinable.  The Company will recognize the related fee as revenue as the pro-rata portion of the fees subject to cancellation lapses over time, in accordance with the FTC settlement.  The actual amount of refunds the Company will be required to repay to customers will depend upon various factors including number of customers that request refunds, the original amount of the paid-up arrangement and the timing of the requested refund.  The Company believes that the possibility of any significant refunds is remote.  Accordingly, no amounts have been recorded in the accompanying financial statements related to potential refunds.  The Company has reached a final license agreement with Electronic Data Systems (“EDS”) as the Acquirer pursuant to the settlement, which has been approved by the FTC on June 10, 2003.

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

As permitted under Delaware law, the Company is authorized to provide for indemnification of its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make for such indemnification is the fullest extent permitted by law; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables recovery of a portion of any future amounts paid in certain circumstances.  As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnifications is minimal.  All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002.  Accordingly, there are no liabilities recorded for these indemnifications as of June 30, 2003.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time.  All previous obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002.  Accordingly, there are no liabilities recorded for these types of liabilities as of June 30, 2003.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days.  If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history.  However, the Company has not incurred significant expense under its product warranties.  As a result, the Company believes the estimated fair value on these agreements is minimal.  Accordingly, there are no liabilities recorded for these agreements as of June 30, 2003.

In connection with the issuance of the Convertible Notes, the Company agreed to indemnify the initial purchase of the Convertible Notes against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the initial purchasers may be required to make in respect of those liabilities.  The Company believes the estimated fair value of this indemnification is minimal.  Accordingly, there are no liabilities recorded for these types of liabilities as of June 30, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

MSC.Software Corporation is a leader in the development, marketing and support of virtual product development tools including simulation software and related professional services.  We were previously a reseller of information technology systems.  Our products and services help customers optimize product designs, increase quality and reliability, reduce product development costs and speed time to market.  We also provide a broad range of strategic consulting services to help our customers improve the integration and performance of their product development process.  We serve customers in multiple industries, including aerospace, automotive, machinery, electronics, consumer products, biomedical, shipbuilding and rail.

We derive our revenues from three principal sources:  the delivery of our software products, the delivery of related services and previously the resale and integration of information technology systems.  Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third party’s software.  We provide a variety of licensing alternatives for the use of our software products.  Our customers typically license our software products on either a monthly, annual or longer basis (a time-based license) or a paid-up long-term basis.  Under a time-based license, the customer receives both the right to use the software and any updates during the term and certain technical support services.  We recognize the annual license fee revenue ratably over the term of the license, although typically the license fee is payable at the beginning of the term.  Under a paid-up license, the customer receives the right to use the software for 25 years and typically enters into an annual maintenance agreement to receive software updates and technical support services.  We allocate revenue to the undelivered element (maintenance) based upon its respective fair value.  The fair value of the maintenance portion of the arrangement is based upon the price when sold separately or the renewal rate specified in the contract with the customer.  We recognize the revenue from the maintenance fee ratably over the term of the maintenance agreement.  Based on customer preference, a growing portion of our software licensing is done on a paid-up license basis.  As a result, growing or even maintaining software revenue depends upon selling additional licenses.

Services revenue includes maintenance, support, consulting and training services.  Consulting and training services range from installation and basic consulting to training.

Systems revenue includes the resale and integration of computer hardware and operating systems.  In June 2003, we decided to exit our Systems business.  We expect to report the Systems business as discontinued operations beginning with the quarter ended September 30, 2003, including reclassification of prior periods.

Exit from the Systems Business

On June 30, 2003, we decided to exit our Systems business.  In the third quarter of 2003, we completed the terminations of the workforce employed by and ceased operations of our Systems business.  We expect to report our Systems business as discontinued operations beginning in the third quarter of 2003, including reclassification of prior periods.  In order to provide meaningful information on the effect of exiting the systems business, the following is a breakdown of our Software and Services businesses, which we will continue to operate, and our systems business, which ceased operations in the third quarter of 2003:

	For the three months ended June 30, 2003			For the six months ended June 30, 2003
	Software and Services	Systems	Total	Software and Services	Systems	Total

Revenue	$60,397,000	$19,911,000	$80,308,000	$121,775,000	$43,602,000	$165,377,000

Gross Profit	$40,645,000	$766,000	$41,411,000	$84,921,000	$2,342,000	$87,263,000

Pro Forma Loss Before Benefit for Income Taxes and Cumulative Effect of Change in Accounting Principle	$(10,845,000)	$(22,623,000)	$(33,468,000)	$(7,965,000)	$(23,758,000)	$(31,723,000)

All operating expenses and other income (expense) have been included in the Software and Services column above, with the exception of expenses that are specifically attributable to the Systems business, consistent with how discontinued operations would be presented.  Operating expenses specifically attributable to the Systems business and included in the Systems column above were $23,269,000 and $25,815,000 for the three and six months ended June 30, 2003, respectively, including impairments of goodwill of $18,406,000, other current assets of $740,000 and fixed assets of $518,000 and a restructuring charge primarily consisting of severance costs of $699,000, as well as other operating expenses specifically attributable to the Systems business of $2,906,000 and $5,452,000 for the three and six months ended June 30, 2003.  Interest expense attributed to the Systems business and included in the Systems column above was $120,000 and $285,000 for the three and six months ended June 30, 2003, respectively, consisting of interest expense on the $20,000,000 note payable to shareholders, which was incurred in connection with the acquisition of AES, and was allocated to the Systems business.

Pro forma loss before benefit for income taxes and cumulative effect of change in accounting principle for the three and six months ended June 30, 2003 for the Software and Services businesses includes all operating expenses not specifically attributable to the Systems business, including $2,730,000 of restructuring charges, $1,500,000 of impairment of fixed assets, $3,797,000 of prepayment penalties and a write-off of approximately $2,287,000 of unamortized debt issuance costs related to the refinancing of our debt.

	For the three months ended June 30, 2002			For the six months ended June 30, 2002
	Software and Services	Systems	Total	Software and Services	Systems	Total

Revenue	$68,079,000	$27,037,000	$95,116,000	$114,051,000	$47,505,000	$161,556,000

Gross Profit	$43,221,000	$5,605,000	$48,826,000	$74,419,000	$10,578,000	$84,997,000

Pro Forma Income (Loss) Before Provision (Benefit) for Income Taxes and Cumulative Effect of Change in Accounting Principle	$(9,906,000)	$769,000	$(9,137,000)	$(15,091,000)	$2,050,000	$(13,041,000)

Operating expenses specifically attributable to the Systems business and included in the Systems column above were $4,671,000 and $8,199,000 for the three and six months ended June 30, 2002, respectively.  Interest expense attributed to the Systems business and included in the Systems column above was $165,000 and $329,000 for the three and six months ended June 30, 2002, respectively, consisting of interest expense on the $20,000,000 note payable to shareholders, which was incurred in connection with the acquisition of AES, and was allocated to the Systems business.

Pro Forma Income (Loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle for the three and six months ended June 30, 2002 for the Software and Services businesses, include $4,040,000 of restructuring charges and $2,380,000 for a write-off of acquired in-process R&D related to the acquisition of MDI.

RESULTS OF OPERATIONS

The following table sets forth items included in the condensed consolidated statements of operations data as percentages of total revenue for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUE:
Software	44.8%	47.4%	44.0%	47.9%
Services	30.4%	24.2%	29.6%	22.7%
Systems	24.8%	28.4%	26.4%	29.4%

Total Revenue	100.0%	100.0%	100.0%	100.0%

COST OF REVENUE:
Software	6.7%	6.4%	5.5%	7.1%
Software—Impairment of Capitalized Development Costs	1.0%	4.0%	0.5%	2.3%
Services	16.9%	15.8%	16.3%	15.1%
Systems	23.8%	22.5%	24.9%	22.9%

Total Cost of Revenue	48.4%	48.7%	47.2%	47.4%

GROSS PROFIT	51.6%	51.3%	52.8%	52.6%

OPERATING EXPENSE:
Research and Development	8.8%	7.1%	8.8%	7.8%
Selling, General and Administrative	41.8%	44.4%	40.0%	46.6%
Restructuring and Other Impairment Charges	30.6%	4.2%	15.0%	2.5%
Write-Off of Acquired In-Process R&D	0.0%	2.5%	0.0%	1.5%
Amortization of Intangibles	2.4%	1.8%	2.3%	1.7%

Total Operating Expense	83.6%	60.0%	66.1%	60.1%

OPERATING LOSS	(32.0)%	(8.7)%	(13.3)%	(7.5)%

OTHER EXPENSE:
Interest Expense	2.0%	1.7%	2.2%	1.5%
Other Expense (Income), Net	7.7%	(0.8)%	3.7%	(0.9)%

Total Other Expense, Net	9.7%	0.9%	5.9%	0.6%

LOSS BEFORE BENEFIT FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(41.7)%	(9.6)%	(19.2)%	(8.1)%

Benefit for Income Taxes	(7.1)%	(3.2)%	(3.1)%	(2.8)%

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(34.6)%	(6.4)%	(16.1)%	(5.3)%

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

Net Loss - Consolidated net loss was ($27,796,000), or ($0.93) per share, in 2003 compared to a consolidated net loss of ($6,127,000), or ($0.21) per share, in 2002.

Revenue - We reported revenue of $80,308,000 in 2003 compared to $95,116,000 in 2002, a decrease of $14,808,000, or 16%.

Software Revenue - Software revenue was $35,962,000 for 2003 compared to $45,109,000 for the prior year, a decrease of $9,147,000, or 20%.  The decrease is due to a decrease in paid-up licenses of ($9,716,000), offset by an increase in recurring software revenue of $569,000.

Services Revenue - Services revenue was $24,435,000 for 2003 compared to $22,970,000 for the prior year, an increase of $1,465,000, or 6%.  Software support revenue was $13,737,000, or 56% of total services revenue, for 2003 compared to $12,796,000, or 56% of total services revenue, for 2002, an increase of $941,000, or 7%.  Revenue from consulting and training services was $10,698,000, or 44% of total services revenue, for 2003 compared to $10,174,000, or 44% of total services revenue, for 2002, an increase of $524,000, or 5%.  Software support increased due to an increase in maintenance revenue related to paid-up licenses.

Systems Revenue - Systems revenue was $19,911,000 for 2003 compared to $27,037,000 for 2002, a decrease of $7,126,000, or 26%.  Effective June 30, 2003, we have decided to exit the Systems business and expect to  begin reporting the Systems business as discontinued operations beginning in the third quarter of 2003, including reclassification of prior periods.

The following table shows revenue by geographic region and the related growth rates between 2002 and 2003:

	Three Months Ended June 30,		Revenue Growth		% of Total Revenue
	2003	2002	$	%	2003	2002

Revenue:
The Americas	$33,421,000	$49,899,000	$(16,478,000)	(33)%	42%	53%
Europe	25,169,000	22,104,000	3,065,000	14%	31%	23%
Asia-Pacific	21,718,000	23,113,000	(1,395,000)	(6)%	27%	24%

Total Revenue	$80,308,000	$95,116,000	$(14,808,000)	(16)%	100%	100%

The Americas reported a decrease of $5,368,000 in software revenue, an increase of $326,000 in services revenue and a decrease of $11,436,000 in systems revenue.  Software revenue in the Americas decreased primarily due to a decrease in paid-up licenses of $4,411,000.

Europe reported a decrease of $1,171,000 in software revenue, and increases of $1,127,000 in services revenue and $3,109,000 in systems revenue.  Software revenues in Europe decreased due to a decrease in paid-up licenses of $2,819,000, offset by an increase in recurring software revenue of $1,648,000.  Services revenue increased primarily due to increases in consulting revenue of $604,000 and software support revenue related to paid-up licenses of $342,000.

Asia-Pacific reported a decrease of $2,608,000 in software revenue, and increases of $12,000 in services revenue and $1,201,000 in systems revenue.  The decrease in software revenue is primarily due to a decrease in paid-up licenses of $2,486,000.

Revenue growth in 2003 was also impacted from favorable foreign currency translation rates for the Euro and the Japanese Yen as compared to the prior year.  Revenue for the three months ended June 30, 2003 would have been approximately $73,960,000 if translated using the prior year quarter’s foreign currency translation rates.  Revenue in local currencies decreased 9% and 12% in Europe and Asia-Pacific, respectively.  Due to our revenues denominated in foreign currencies, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

Cost of Revenue - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, cost of revenue includes period expenses directly related to revenue as well as the amortization of capitalized software costs.  Total cost of revenue was $38,897,000, or 48% of total revenue, compared to $46,290,000, or 49% of total revenue, for the prior year.

Cost of Revenue - Software  - Cost of revenue - software was $5,378,000, or 15% of software revenue, for 2003 compared to $6,066,000, or 13% of software revenue, for the prior year.  These amounts include amortization of capitalized software development costs of $2,240,000 and $2,435,000 for 2003 and 2002, respectively.  The decrease in cost of revenue – software is primarily due to a decrease in royalties expense related to the decrease in software revenue.

Cost of Revenue - Software - Impairment of Capitalized Development Costs – Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86 and SFAS No. 144.  In the second quarter of 2003, we wrote-off $782,000 of prepaid expenses incurred as part of a joint development project with a third party software development company, which is included in cost of revenue.  In the second quarter of 2002, $3,759,000 of capitalized software development costs were deemed to be impaired and were written-off and included in cost of revenue in accordance with SFAS No. 86.  The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during the second quarter of 2002.

Cost of Revenue - Services - Cost of revenue - services was $13,592,000, or 56% of services revenue, for 2003 compared to $15,033,000, or 65% of services revenue, for the prior year.  Cost of revenue – services, as a percentage of services revenue, will vary from period to period based upon actual projects performed.  Cost of revenue – services decreased due to various cost cutting measures taken over the last year, including reductions in workforce.  These cost cutting measures combined with the 6% increase in services revenue have resulted in improved gross margins.  We expect cost of revenue in our services business to approximate 55% in the future.

Cost of Revenue - Systems - Cost of revenue - systems was $19,145,000, or 96% of systems revenue, for 2003 compared to $21,432,000, or 79% of systems revenue, for 2002.  As discussed above, we have decided to exit the systems business.  We expect to begin reporting the systems business as discontinued operations beginning in the third quarter of 2003, including reclassification of prior periods.

Gross Profit - Gross profit, which is total revenue less cost of revenue, was $41,411,000, or 52% of total revenue, for 2003, compared to $48,826,000, or 51% of total revenue, for 2002, a decrease of $7,415,000, or 15%.  Gross profit as a percentage of revenue was affected by the impairment of capitalized software development costs discussed above.

Operating Expense - Operating expense was $67,132,000 for 2003 compared to $57,134,000 for the prior year, an increase of $9,998,000, or 17%.  As with revenue, our expenses are impacted by foreign currency fluctuations.  Total operating expenses (including cost of revenue) in the current year would have been approximately $4,500,000 lower if translated using the prior year’s foreign currency translation rates.

Research and Development - In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized.  Research and development expense for 2003 was $7,049,000 compared to $6,712,000 for 2002, an increase of $337,000, or 5%.  The total gross investment in software development activities for 2003 was $10,416,000, or 17% of total software and services revenue, compared to $10,385,000, or 15% of total software and services revenue, for the prior year.  Capitalized software development costs were $3,367,000 for 2003 compared to $3,673,000 for the prior year, a decrease of $306,000, or 8%.  The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development.  Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market.  Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

Selling, General and Administrative - Selling, general and administrative expense was $33,577,000, or 42% of total revenue, for 2003 compared to $42,317,000, or 44% of total revenue, for 2002, a decrease of $8,740,000, or 21%.  Selling, general and administrative expenses in 2002 included approximately $4,600,000 of costs related to an FTC administrative proceeding.  In addition, we have taken various cost cutting measures over the last year, including reductions in workforce that have resulted in lower selling, general and administrative expenses.

Restructuring and Other Impairment Charges – Restructuring and other impairment charges were $24,593,000 and $4,040,000 in 2003 and 2002, respectively.  As of June 30, 2003, we decided to exit the Systems business.  As a result of this decision, we determined that a portion of our goodwill, current and fixed assets were impaired.  During the second quarter of 2003, we recorded impairment charges of $18,406,000 of goodwill, $740,000 of other current assets and $518,000 of fixed assets related to exiting the Systems business.  In addition, we recorded an impairment charge of $1,500,000 for fixed assets not related to the Systems business.

We recorded $3,429,000 of restructuring charges  related to workforce reductions in the second quarter of 2003, including $699,000 related to exiting the Systems business.  We expect to begin reporting the Systems business as discontinued operations in the third quarter of 2003, including reclassification of prior periods.  We will record a restructuring charge of approximately $1,000,000 in the third quarter of 2003 for a workforce reduction in our Systems business, which occurred in July 2003.

In 2002, we recorded $8,200,000 of gross restructuring charges, $4,160,000 of which were included in the cost of acquisition of MDI.  These restructuring charges consist of $6,350,000 of charges related to workforce reductions, $1,014,000 to asset write-downs and $836,000 to the consolidation of office facilities and other costs.

Amortization of Intangibles - Amortization of intangibles was $1,913,000 for 2003 compared to $1,685,000 for 2002.  The increase in amortization of intangibles was due to intangible assets acquired in the MDI acquisition, primarily developed technology.

Interest Expense - Interest expense was $1,560,000 for 2003 compared to $1,617,000 for 2002, a decrease of $57,000, or 4%.  In May 2003, we sold $100,000,000 of 2.5% Senior Subordinated Convertible Notes (the “Convertible Notes”) in a private offering, which is more fully discussed under the caption “Liquidity and Capital Resources”.  From the proceeds, we repaid our notes payable and $20,000,000 of our notes payable due to shareholders.  As a result, we expect interest expense to decrease in the remaining quarters of 2003.

Other Expense (Income), Net - Other expense was $6,187,000 for 2003 compared to other income of ($788,000) for 2002.  Other income includes interest income, gains and losses on property and equipment, currency translation gains and losses, and other non-operating income and expense.  Other expense in 2003 includes approximately $3,797,000 of prepayment and other penalties and a write-off of approximately $2,287,000 of unamortized debt issuance costs related to the refinancing of our debt.

Benefit for Income Taxes - The income tax provision (benefit) is recorded each quarter by estimating the anticipated effective income tax rate for the entire year.  Our income tax rate is affected by the $18,406,000 write-off of goodwill, which is not deductible for tax purposes.  Excluding the effect of the goodwill write-off, our effective annual income tax rate was approximately 38% and 33% in 2003 and 2002, respectively.  Our effective tax rate in 2002 was affected by the write-off of acquired in-process R&D, which is not tax deductible.  As a result, our loss for tax purposes and the effective tax benefit were reduced accordingly.

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Net Loss - Consolidated net loss was ($26,662,000), or ($0.89) per share, in 2003 compared to a consolidated net loss of ($47,808,000), or ($1.63) per share, in 2002.

Revenue - We reported revenue of $165,377,000 in 2003 compared to $161,556,000 in 2002, an increase of $3,821,000, or 2%.

Software Revenue - Software revenue was $72,859,000 for 2003 compared to $77,383,000 for the prior year, a decrease of $4,524,000, or 6%.  The decrease is due to a decrease in paid-up licenses of ($6,210,000), offset by an increase in recurring software revenue of $1,686,000.

Services Revenue - Services revenue was $48,916,000 for 2003 compared to $36,668,000 for the prior year, an increase of $12,248,000, or 33%.  Software support revenue was $26,690,000, or 55% of total services revenue, for 2003 compared to $21,401,000, or 58% of total services revenue, for 2002, an increase of $5,289,000, or 25%.  Revenue from consulting and training services was $22,226,000, or 45% of total services revenue, for 2003 compared to $15,267,000, or 42% of total services revenue, for 2002, an increase of $6,959,000, or 46%.  Software support revenue increased due to an increase in maintenance revenue related to paid-up licenses.  In addition, the increase in services revenue was due to the acquisition of MDI in April 2002.

Systems Revenue - Systems revenue was $43,602,000 for 2003 compared to $47,505,000 for 2002, a decrease of $3,903,000, or 8%.  Effective June 30, 2003, we have decided to exit the systems business and will begin reporting the systems business as discontinued operations beginning in the third quarter of 2003, including reclassification of prior periods.

The following table shows revenue by geographic region and the related growth rates between 2002 and 2003:

	Six Months Ended June 30,		Revenue Growth		% of Total Revenue
	2003	2002	$	%	2003	2002

Revenue:
The Americas	$69,941,000	$90,931,000	$(20,990,000)	(23)%	42%	56%
Europe	47,362,000	35,897,000	11,465,000	32%	29%	22%
Asia-Pacific	48,074,000	34,728,000	13,346,000	38%	29%	22%

Total Revenue	$165,377,000	$161,556,000	$3,821,000	2%	100%	100%

The Americas reported a decrease of $7,247,000 in software revenue, an increase of $4,397,000 in services revenue and a decrease of $18,140,000 in systems revenue.  Software revenue in the Americas decreased due to a net decrease in paid-up licenses of $4,492,000 and a net decrease in recurring revenue of $2,755,000, including increases from the acquisition of MDI in April 2002.  Services revenue increased due to the acquisition of MDI.

Europe reported increases of $1,260,000 in software revenue, $3,842,000 in services revenue and $6,363,000 in systems revenue.  Software and services revenues in Europe increased partially as a result of the acquisition of MDI in April 2002.

Asia-Pacific reported increases of $1,463,000 in software revenue, $4,009,000 in services revenue and $7,874,000 in systems revenue.  Software and services revenues in Asia-Pacific increased partially as a result of the acquisition of MDI in April 2002.

Revenue growth in 2003 was also impacted from favorable foreign currency translation rates for the Euro and the Japanese Yen as compared to the prior year.  Revenue for the six months ended June 30, 2003 would have been approximately $152,341,000 if translated using the prior year’s foreign currency translation rates.  Revenue in local currencies increased 7% and 27% in Europe and Asia-Pacific, respectively.  Due to our revenues denominated in foreign currencies, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

Cost of Revenue - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, cost of revenue includes period expenses directly related to revenue as well as the amortization of capitalized software costs.  Total cost of revenue was $78,114,000, or 47% of total revenue, compared to $76,559,000, or 47% of total revenue, for the prior year.

Cost of Revenue - Software  - Cost of revenue - software was $9,099,000, or 12% of software revenue, for 2003 compared to $11,542,000, or 15% of software revenue, for the prior year.  These amounts include amortization of capitalized software development costs of $4,221,000 and $5,365,000 for 2003 and 2002, respectively.  The decrease in cost of revenue – software is primarily due to a decrease in the software amortization and a decrease in royalties expense related to the decrease in software revenue.

Cost of Revenue - Software - Impairment of Capitalized Development Costs – Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86 and SFAS No. 144.  In the second quarter of 2003, we wrote-off $782,000 of prepaid expenses incurred as part of a joint development project with a third party software development company, which is included in cost of revenue.  In the second quarter of 2002, $3,759,000 of capitalized software development costs were deemed to be impaired and were written off and included in cost of revenue in accordance with SFAS No. 86.  The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during the second quarter of 2002.

Cost of Revenue - Services - Cost of revenue - services was $26,973,000, or 55% of services revenue, for 2003 compared to $24,331,000, or 66% of services revenue, for the prior year.  Cost of revenue – services, as a percentage of services revenue, will vary from period to period based upon actual projects performed.  As a portion of our cost of revenue – services are fixed costs, the 33% increase in services revenue from the prior year resulted in a higher gross margin due to improved utilization of our fixed costs.  We expect cost of revenue in our services business to approximate 55% in the future.

Cost of Revenue - Systems - Cost of revenue - systems was $41,260,000, or 95% of systems revenue, for 2003 compared to $36,927,000, or 78% of systems revenue, for 2002.  As discussed above, we have decided to exit the systems business.  We expect to begin reporting the systems business as discontinued operations beginning in the third quarter of 2003, including reclassification of prior periods.

Gross Profit - Gross profit, which is total revenue less cost of revenue, was $87,263,000, or 53% of total revenue, for 2003, compared to $84,997,000, or 53% of total revenue, for 2002, an increase of $2,266,000, or 3%.

Operating Expense - Operating expense was $109,147,000 for 2003 compared to $97,168,000 for the prior year, an increase of $11,979,000, or 12%.  As with revenue, our expenses are impacted by foreign currency fluctuations.  Total operating expenses (including cost of revenue) in the current year would have been approximately $9,500,000 lower if translated using the prior year’s foreign currency translation rates.

Research and Development - In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized.  Research and development expense for 2003 was $14,569,000 compared to $12,672,000 for 2002, an increase of $1,897,000, or 15%.  The total gross investment in software development activities for 2003 was $20,865,000, or 17% of total software and services revenue, compared to $19,965,000, or 18% of total software and services revenue, for the prior year.  Gross investment in software development increased primarily due to the acquisition of MDI in April 2002.  Capitalized software development costs were $6,296,000 for 2003 compared to $7,293,000 for the prior year, a decrease of $997,000, or 14%.  The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development.  Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market.  Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

Selling, General and Administrative - Selling, general and administrative expense was $66,171,000, or 40% of total revenue, for 2003 compared to $75,330,000, or 47% of total revenue, for 2002, a decrease of $9,159,000, or 12%.  Selling, general and administrative expenses in 2002 included approximately $9,100,000 of costs related to an FTC administrative proceeding.

Restructuring and Other Impairment Charges – Restructuring and other impairment charges were $24,593,000 and $4,040,000 in 2003 and 2002, respectively.  As of June 30, 2003, we decided to exit the Systems business.  As a result of this decision, we determined that a portion of our goodwill, current and fixed assets were impaired.  During the second quarter of 2003, we recorded impairment charges of $18,406,000 of goodwill, $740,000 of other current assets and $518,000 of fixed assets related to exiting the Systems business.  In addition, we recorded an impairment charge of $1,500,000 for fixed assets not related to the Systems business.

We recorded $3,429,000 of restructuring charges related to workforce reductions in the second quarter of 2003, including $699,000 related to exiting the Systems business.  We expect to begin reporting the systems business as discontinued operations in the third quarter of 2003, including reclassification of prior periods.  We will record a restructuring charge of approximately $1,000,000 in the third quarter of 2003 for a workforce reduction in our Systems business, which occurred in July 2003.

In 2002, we recorded $8,200,000 of gross restructuring charges, $4,160,000 of which were included in the cost of acquisition of MDI.  These restructuring charges consist of $6,350,000 of charges related to workforce reductions, $1,014,000 to asset write-downs and $836,000 to the consolidation of office facilities and other costs.

Amortization of Intangibles - Amortization of intangibles was $3,814,000 for 2003 compared to $2,746,000 for 2002.  The increase in amortization of intangibles was due to intangible assets acquired in the MDI acquisition, primarily developed technology.

Interest Expense - Interest expense was $3,677,000 for 2003 compared to $2,346,000 for 2002, an increase of $1,331,000, or 57%.  The increase in interest expense is due to the debt incurred in connection with the acquisition of MDI in April 2002.  In May 2003, we sold $100,000,000 of Convertible Notes in a private offering, which is more fully discussed under the caption “Liquidity and Capital Resources”.  From the proceeds, we repaid our notes payable and $20,000,000 of our notes payable due to shareholders.

Other Expense (Income), Net - Other expense was $6,162,000 for 2003 compared to other income of ($1,476,000) for 2002.  Other income includes interest income, gains and losses on property and equipment, currency translation gains and losses, and other non-operating income and expense.  Other expense in 2003 includes approximately $3,797,000 of prepayment penalties and a write-off of approximately $2,287,000 of unamortized debt issuance costs related to the refinancing of our debt.  In addition, servicing fees related to the debt we incurred for the acquisition of MDI increased by $371,000 and interest income decreased by approximately $291,000 due to lower cash balances subsequent to our acquisition of MDI in 2002.

Benefit for Income Taxes - The income tax provision (benefit) is recorded each quarter by estimating the anticipated effective income tax rate for the entire year.  Our income tax rate is affected by the $18,406,000 write-off of goodwill, which is not deductible for tax purposes.  Excluding the effect of the goodwill write off, our effective annual income tax rate was approximately 38% and 35% in 2003 and 2002, respectively.  Our effective tax rate in 2002 was affected by the write-off of acquired in-process R&D, which is not tax deductible.  As a result, our loss for tax purposes and the effective tax benefit were reduced accordingly.

CRITICAL ACCOUNTING POLICIES

We have identified the following as critical accounting policies to our company:  revenue recognition on software and related services, allowance for doubtful accounts and litigation, capitalized software costs, valuation of long-lived and intangible assets and goodwill, and accounting for income taxes.  These critical accounting policies have been applied during the three and six months ended June 30, 2003 consistent with the prior period and the year ended December 31, 2002.

For further information, refer to the discussion of critical accounting policies included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations.  We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future.  We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions.  Our working capital (current assets minus current liabilities) at June 30, 2003 was $32,990,000 compared to $7,789,000 at December 31, 2002, an increase of $25,201,000, or 324%.  The increase in working capital was primarily due to the refinancing of our debt as discussed below and an improvement in our cash position.  Cash and cash equivalents at June 30, 2003 was $45,451,000 compared to $29,387,000 at December 31, 2002, an increase of $16,064,000, or 55%.  Cash increased primarily due to our positive cash flow from operations and the sale of Convertible Notes, offset by investing activities, including the purchase of U.S. Government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due.

Net cash provided by operating activities was $17,809,000 for the six months ended June 30, 2003 compared to $14,062,000 for the six months ended June 30, 2002.  The increase in cash flow from operations was impacted by a decrease in the net change of trade accounts receivable from the prior period of $21,443,000 and an increase in depreciation and amortization of property and equipment of $2,046,000, offset by an increase in the net change of accounts payable from the prior period of $20,095,000.  The decrease in the net change of trade accounts receivable was primarily due to improved collections and a reduction of our days sales outstanding.  The increase in depreciation and amortization of property and equipment was due primarily to the acquisition of MDI.  The increase in the net change of accounts payable was due to increased payments on accounts payable as a result of improved cash collections.

Net cash used in investing activities was $21,102,000 for the six months ended June 30, 2003 compared to $130,111,000 for the six months ended June 30, 2002.  During the six months ended June 30, 2003, investing activities included the purchase of $11,876,000 of U.S. Government securities which were pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due.  During the six months ended June 30, 2002, investing activities included net cash paid of $115,701,000 for the acquisition of MDI and EASY5.

Net cash provided by financing activities was $19,725,000 for the six months ended June 30, 2003 compared to $74,288,000 for the six months ended June 30, 2002.  During the six months ended June 30, 2003, financing activities included the issuance of $100,000,000 of the Convertible Notes, offset by the net repayment of $73,854,000 of debt, $3,500,000 of debt issuance costs and $3,797,000 for a debt prepayment penalty.  During the six months ended June 30, 2002, financing activities included debt incurred in connection with the acquisition of MDI.  In addition, cash from the issuance of stock decreased by $3,017,000 due primarily to a decrease in proceeds from the exercise of stock options.

In connection with the acquisition of MDI, we entered into a Revolving Credit and Term Loan Agreement and subsequent amendments (“Loan Agreement”), with various financial institutions (“Lenders”).  The Loan Agreement included a $65,000,000 term loan and a $6,728,000 revolving line of credit, all of which was borrowed to partially fund the acquisition of MDI.  We also used existing cash of approximately $58,000,000 to complete the acquisition.

In November 2002, we entered into a new Loan and Security Agreement (“New Loan Agreement”) with new lenders (“New Lenders”) to replace the existing Loan Agreement. The New Loan Agreement included a $55,000,000 term loan and a $15,000,000 revolving line of credit.  Borrowings under the revolving line of credit were limited to a borrowing base of up to 85% of eligible domestic accounts receivable, as defined.  In connection with the New Loan Agreement, all amounts outstanding under the previous Loan Agreement were repaid.

The term loan under the New Loan Agreement was secured by substantially all of our assets and bore interest at the greater of 7% or the New Lender’s prime rate plus 5%.  Advances on the revolving line of credit bore interest at the greater of 7% or the New Lender’s prime rate plus 2.25%.

The New Loan Agreement required an origination fee of approximately $2,100,000, which was to be amortized to expense over the 48 months of the term loan.  In addition, an annual facility fee of 1.50% of the total outstanding commitment was to be paid and expensed quarterly.  We had the option, at any time upon 90 days’ prior notice, to terminate the New Loan Agreement by, among other things, repaying all amounts outstanding under the New Loan Agreement (or collateralizing any letters of credit to remain outstanding at 105% of the amount of such letters of credit) and paying the lender a prepayment premium initially equal to 4% in the first year and decreasing by 1% in each year thereafter of the aggregate of the maximum available under the revolving line, the amount outstanding under the term loan and unscheduled payments on account of the term loan during the 30-day period ending on the date of the termination.  The New Loan Agreement required maintenance of certain financial and non-financial covenants.

In May 2003, we sold $100,000,000 of 2.5% Senior Subordinated Convertible Notes in a private offering.  The Convertible Notes were offered to investors at 100% of their principal amount.  The sale of the Convertible Notes closed on May 5, 2003.

The Convertible Notes mature on May 5, 2008, and bear interest at 2.5% with interest payments due semi-annually on May 5 and November 5, beginning on November 5, 2003.  The Convertible Notes are convertible into our common stock at a conversion price of $8.515 per share, subject to adjustment upon the occurrence of specified events.  This represents a 30% conversion premium based on the closing price of $6.55 of our common stock on April 29, 2003.  Each $1,000 principal amount of the Convertible Notes is initially convertible into 117.4398 shares of our common stock.  The holders of the Convertible Notes may convert their Convertible Notes at any time on or before the maturity date.  We may redeem the Convertible Notes on or after May 5, 2006, assuming the price of our common stock has attained and remained at certain price levels and are required to offer to repurchase the Convertible Notes upon a change in control, as defined in the indenture for the Convertible Notes.

We used the proceeds from the Convertible Notes to repay all amounts outstanding under the New Loan Agreement and $20,000,000 of the notes payable to shareholders issued in connection with the acquisition of AES in July 2001.  Approximately $11,876,000 of the proceeds were used to acquire U.S. Government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due.

We paid approximately $3,797,000 of prepayment penalties under the New Loan Agreement, which are included in other expense in the second quarter of 2003.  In addition, we wrote off approximately $2,287,000 of unamortized debt issuance costs related to the New Loan Agreement, which is included in other expense in the second quarter of 2003.

In connection with the issuance of the Convertible Notes, we incurred approximately $3,500,000 of debt issuance costs, which will be amortized over the five year term of the Convertible Notes.

In 1999, we issued subordinated notes payable in connection with an acquisition in the aggregate principal amount of $14,236,000.  The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July.  The estimated interest payment in July 2003 is $320,000.  In February 2002, the holder of these subordinated debentures used $3,000,000 of such debt as payment for the exercise of warrants.  The entire remaining principal balance as of June 30, 2003 of $8,000,000 is due by June 2009.

In connection with the acquisition of AES in July 2001, we issued subordinated notes payable to the former shareholders of AES in the aggregate principal amount of $20,000,000.  The notes bore interest at 7% with interest only payments due semi-annually in January and July.  The Company repaid these subordinated notes in full from the proceeds of the sale of the Convertible Notes as described above.  We also assumed a note payable to Dassault Systemes of America Corporation (“DSA”) as part of the acquisition of AES.  The note bears interest at 3.2%.  The balance of the note has been forgiven by DSA provided that we meet certain conditions that remain in effect through June 2005.  The outstanding principal of the DSA note payable at June 30, 2003 was $4,890,000.

We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products.  During the first six months of 2003 and 2002, we expended a total of $20,865,000 and $19,965,000, respectively, on development efforts, of which $6,296,000 and $7,293,000, respectively, were capitalized.  Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

During the first six months of 2003 and 2002, we acquired $4,657,000 and $5,963,000, respectively, of new property and equipment.  Capital expenditures also included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide.  Our capital expenditures vary from year to year, as required by business needs.  We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products.  We expect that, in 2003, we will allocate our capital expenditures primarily to replacement of computer equipment used in the development and support of our proprietary software products.

We do not plan to pay dividends in the foreseeable future.

The following summarizes our contractual obligations at June 30, 2003:

	As of June 30, 2003
	Total	During 2003	2004-2005	2006-2007	After 2007

Contractual Cash Obligations:
Convertible Subordinated Debt	$100,000,000	$—	$—	$—	$100,000,000
Subordinated Notes Payable	8,000,000	—	—	—	8,000,000
Notes Payable to Shareholders	4,890,000	—	4,890,000	—	—
Operating Lease Obligations	77,755,000	6,019,000	18,778,000	16,344,000	36,614,000

Total Contractual Cash Obligations	$190,645,000	$6,019,000	$23,668,000	$16,344,000	$144,614,000

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

Except as discussed below, there have been no material changes in foreign currency or investment risks from the information provided in Item 7a. Quantitative and Qualitative Disclosures About Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K.

Interest Rate Risk - On May 5, 2003, we closed on the sale of Convertible Notes bearing interest at 2.5% and repaid all amounts outstanding under our variable rate line of credit and term loan.  We also repaid $20,000,000 of the fixed rate notes payable to shareholders.  The fair value of the Convertible Notes fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our creditworthiness.

The table below provides information about our financial instruments that are sensitive to changes in interest rates.  The table presents principal repayments by maturity dates and current weighted average interest rates on our debt obligations as of June 30, 2003.

	Expected Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed Rate Debt:
Convertible Subordinated Debt	$—	$—	$—	$—	$—	$100,000,000	$100,000,000	$100,000,000
Weighted Average Interest Rate	2.50%

Notes Payable to Shareholders	$—	$—	$4,890,000	$—	$—	$—	$4,890,000	$4,228,000
Weighted Average Interest Rate	3.20%

Subordinated Notes Payable	$—	$—	$—	$—	$—	$8,000,000	$8,000,000	$8,615,000
Weighted Average Interest Rate	8.00%

Because of the factors stated throughout this document and in our Annual Report on Form 10-K, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rule 13a-14c.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2003, we sold $100,000,000 of 2.5% Senior Subordinated Convertible Notes in a private offering under section 4(2) of the Securities Act of 1933 to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers under Rule 144A of the Securities Act.  The Convertible Notes were offered to investors at 100% of their principal amount.  The sale of the Convertible Notes closed on May 5, 2003 and we received net proceeds of $96,500,000.

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

We used the proceeds from the Convertible Notes to repay all amounts outstanding under the Loan and Security Agreement entered into in November 2002 (the “Loan Agreement”) and $20,000,000 of the notes payable to shareholders issued in connection with the acquisition of AES in July 2001.  Approximately $11,876,000 of the proceeds were used to acquire U.S. Government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due.  The portion of pledged securities that will be used to pay interest in November 2003 and May 2004 is included in other current assets and the remaining $9,389,000 is included in other assets in the accompanying June 30, 2003, condensed consolidated balance sheet.

We paid approximately $3,797,000 of prepayment penalties under the Loan Agreement and wrote-off approximately $2,287,000 of unamortized debt issuance costs related to the Loan Agreement.  These refinancing related costs totaling $6,084,000 are included in other expense in the second quarter of 2003.

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

4.8

Indenture, dated as of May 5, 2003, between MSC.Software Corporation and J.P. Morgan Trust Company, National Association as Trustee. (filed as Exhibit 4.8 of MSC.Software Corporation’s Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

10.1

Loan and Security Agreement Dated as of November 18, 2002 Between MSC.Software Corporation, as Borrower and Foothill Capital Corporation, as the Arranger and Administrative Agent.  (Filed as Exhibit 10.4 of MSC.Software Corporation’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.2

Registration Rights Agreement, dated as of May 5, 2003, between MSC.Software Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.  (Filed as Exhibit 10.2 of MSC.Software Corporation’s Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

10.3

Divestiture and Software License Agreement, dated April 7, 2003, between MSC.Software Corporation and Unigraphics Solutions, Inc. a wholly owned subsidiary of Electronic Data Systems, Inc. ** (Confidential Treatment Requested)

31.1	Certification of Chief Executive Officer **

31.2	Certification of Chief Financial Officer **

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

** Indicates filed herewith.

(b)	Form 8-K
Current Report on Form 8-K furnished April 23, 2003, event date: April 23, 2003 (Item 9)

Current Report on Form 8-K furnished April 29, 2003, event date: April 28, 2003 (Items 5 and 9)

Current Report on Form 8-K furnished May 1, 2003, event date: April 29, 2003 (Items 5 and 9)

Current Report on Form 8-K furnished June 5, 2003, event date: June 5, 2003 (Items 5 and 9)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

By:		/s/ LOUIS A. GRECO
Date:	August 14, 2003	LOUIS A. GRECO - Chief Financial Officer
(Mr. Greco is the Principal Financial and
Accounting Officer and has been duly authorized to sign on behalf of the Registrant)