Form 10-K/A
period 2002-12-31
MSC SOFTWARE CORP
filed 2003-10-29
CIK 717238

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

MSC.SOFTWARE CORPORATION
INDEX TO FORM 10-K
DECEMBER 31, 2002

EXPLANATORY NOTE

        This Form 10-K/A amends and restates certain portions of the Annual Report on Form 10-K for the year ended December 31, 2002 of MSC.Software Corporation and is being filed for the purpose of reflecting changes and to provide information in response to comments that MSC.Software Corporation received from the United States Securities and Exchange Commission and to provide additional information. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, MSC.Software Corporation has amended in its entirety each item of its Annual Report on Form 10-K for the year ended December 31, 2002 that has been changed. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

		Page
PART I
Item 1.	Business	1
Item 3.	Legal Proceedings	18
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	20
Item 6.	Selected Financial Data	21
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 8.	Financial Statements and Supplementary Data	41
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	89

PART I

ITEM 1. BUSINESS

GENERAL

        We are a leader in the development, marketing and support of virtual product development tools including simulation software, professional services and information technology systems. Our products and services help customers optimize product designs, increase quality and reliability, reduce product development costs and speed time to market. We also provide a broad range of strategic consulting services to help our customers improve the integration and performance of their product development process and lower the total cost of ownership of their technology investments. We serve customers in multiple industries, including aerospace, automotive, machinery, electronics, consumer products, biomedical, shipbuilding and rail. In 2002, we sold our products and services to approximately 8,000 customers worldwide through our dedicated sales force and network of value added resellers. We maintain 71 offices in 23 countries. Representative customers in various markets that are within the top 10% of our customers in terms of revenue for the current fiscal year include Airbus, Amgen, BMW, Boeing, Cooper Tire, DaimlerChrysler, Denso, General Motors, Hyundai, Lloyd's Register, Lockheed Martin, Matsushita, NASA, Sony and Toyota.

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

SOFTWARE

        Our simulation software products consist primarily of physics-based solvers, which are computerized procedures for solving mathematical problems coded with the standard equations of physics, integrated with graphical user interfaces, sometimes referred to as pre- and post-processors. These solvers are capable of simulating virtually any mechanical or structural phenomena.

        The governing principle for our core software is to provide:

  •
  enhanced engineering productivity, in terms of process/task automation (via customized computer environments for solving specific engineering problems, or dedicated environments, templates, and workflow managers), numerical and graphics performance, and overall ease of use;

  •
  a greater range of simulation, including loads analysis, which is the analysis of forces on structures and how forces are transmitted through structures, kinematics, which is the study of how things move, non-linear effects, robust design, which is a design technique that accounts for variations or uncertainties in design parameters (including probabilistic analysis, which is analysis that treats design parameters as random numbers), manufacturing process simulation, and comparing the analysis results with physical test results, or test correlation;

  •
  increased modeling, manipulation, and analysis of assemblies, from geometry to full finite element analysis models, which are models that use a technique for understanding the behavior of structures by breaking the structure into small pieces, each of which interacts in a particular manner, to super-elements/substructures to matrices from analysis and test;

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

        MSC.Marc.    MSC.Marc simulates nonlinear physical behavior due to material contact conditions such as impact, crash and crush, resulting in material failure under extreme stress. MSC.Marc is increasingly being used in areas where materials undergo large deformations, such as rubber, plastics or metal forming and many other applications. MSC.Marc also has extensive distributed parallel processing capabilities. Distributed parallel processing is a programming technique to divide the solution of computer equations into many parts that can be solved by separate computer processors. MSC.Marc is also known for its computer algorithms that simulate how two bodies come in contact with one another, or contact algorithms, and its extensive materials library.

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

  •
  MSC.SuperForge, used for forging simulation; and

  •
  Third party software including Dassault Systemes Products: Catia, Enovia, Delmia and Smartsolutions, as well as Autodesk.

Software Royalties

        Some of our products include technology owned by third parties and we have entered into royalty agreements for use of all such technology. Should these agreements be terminated, we would need to find an alternative source to replace the functionality of such technology. However, these agreements allow for significant lead time prior to termination by the third party, which should allow us to develop or find an alternative source of such technology. See "We have entered into royalty agreements with third parties for the inclusion of their technology as a component of some of our products. The termination of these agreements could adversely affect our business" under "Risk Factors."

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

        Engineering consulting arrangements are separate and distinct from our software arrangements. Terms of the consulting arrangements are set forth in the individual arrangements with each customer, including services to be provided, amounts to be charged, and other terms of the engagement.

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

10

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

Downturns in the aerospace and automotive industries we serve would adversely affect our sales and operating results.

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

We have significant international sales and thus are exposed to a number of additional material risks that could adversely affect our business.

        Revenues from foreign sales represented approximately 48% of our revenue in 2002. We expect revenues from foreign export sales to continue to represent a significant portion of total revenue. There are risks inherent in doing business internationally, including:

  •
  currency exchange rate fluctuations, as many of our sales originating with our German and Japanese subsidiaries are stated in foreign currencies, which may affect the value of profits earned on international sales when converted to U.S. dollars;

  •
  imposition of government controls;

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

We have acquired and may continue to acquire other companies and may be unable to integrate successfully such companies with our operations, and we have recorded, and may continue to record, a significant amount of goodwill in connection with our acquisitions.

        We acquired Mechanical Dynamics, Inc., or MDI, in 2002, Advanced Enterprise Solutions, Inc., or AES, in 2001 and five other businesses in 1998 and 1999. In 2002 we also acquired certain assets and technology, collectively known as EASY5. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

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

        As a result of our acquisitions, goodwill accounted for approximately $189.0 million, or 37.3%, of our total assets as of December 31, 2002. We may record additional goodwill related to future acquisitions. Under newly adopted generally accepted accounting principles, we will no longer amortize any goodwill. We will, however, perform an annual impairment analysis on the carrying value of our goodwill. If the financial benefits of our acquisitions do not ultimately exceed the associated costs, we could be required to write down some or all of the unamortized goodwill. As a result, our results of operations would be adversely affected.

We have had losses and, should they continue, it could have a material adverse effect on our business, results of operations and financial condition.

        We reported a net loss of $51.3 million for the year ended December 31, 2002 and an accumulated deficit of $36.2 million at December 31, 2002. We cannot assure you that we will operate profitably, and if we cannot operate profitably, we may not be able to meet our debt service requirements or our working capital or other needs. Our inability to meet these needs could have a material adverse effect on our business, results of operations and financial condition.

Our operating results are dependent on our ability to develop and introduce new and enhanced products and we may not be able to develop new and enhanced products to satisfy changes in demand.

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

The settlement with the Federal Trade Commission, or the FTC, relating to our acquisitions of Universal Analytics, Inc., or UAI, and Computerized Structural Analysis & Research Corp., or CSAR, could harm our business.

        In October 2001, the FTC issued an administrative complaint alleging that we had substantially lessened competition in the advanced Nastran market as a result of the acquisitions of UAI and CSAR. In July 2002, a proposed settlement was reached with FTC staff, which was accepted by the Commissioners for public comment in August 2002. On November 1, 2002, the Commissioners approved the settlement. The settlement requires us to license, on a non-exclusive basis to up to two acquirers, all intellectual property (including computer code) related to the August 2002 version of MSC.Nastran, all intellectual property acquired in the acquisitions of UAI and CSAR, and certain information related to customers using MSC.Nastran in the United States. In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary of the divestiture license, we are required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the MSC.Nastran portion of the paid-up license if the customer decides to switch from MSC.Nastran to the acquirer's version of Nastran. We estimate that the aggregate pro-rata portion of the consideration for the MSC.Nastran portion of such paid-up licenses at December 31, 2002 was approximately $26.6 million. For arrangements with customers that convert to a paid-up license after November 1, 2002, we defer revenue for the fair value of the Nastran paid-up license because of this provision in the FTC settlement which, for accounting purposes, makes the fee not fixed or determinable. As of December 31, 2002, we have deferred approximately $6.4 million of such revenue (which is included in the $26.6 million above) , which will be recognized ratably over a 48 month term until the customer requests a refund or the twelve month period to request such a refund lapses, at which time the remaining deferred revenue will be recognized. The twelve month period to request a refund begins on the date we complete the divestiture of assets to one or more acquirers approved by the FTC. We are currently in negotiations with an acquirer. Until a final agreement has been reached with one or more acquirers, and the customers who are entitled to a refund have requested a refund or the refund period has expired, the effect of the settlement on us cannot be determined and the ultimate outcome of this challenge could harm our business.

The timing of orders and shipments, which frequently occur at the end of a quarter, can cause fluctuations of our operating results that, in turn, may impact the price of our common stock.

        We derive most of our revenue from selling software products and services and information technology systems to high-end users of the product design markets. Our revenue growth and our ability to match spending levels with revenue growth rates will directly affect our future operating results. Historically, a significant portion of our revenue has been generated from shipments in the last month of a quarter, with this revenue frequently concentrated in the last weeks or days of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. Accordingly, we may experience fluctuations in our future operating results on a quarterly or annual basis which, in turn, could adversely affect the price of our common stock.

We have entered into royalty agreements with third parties for the inclusion of their technology as a component of some of our products. The termination of these agreements could adversely affect our business.

        Some of our products include technology owned by third parties and we have entered into royalty agreements for use of all such technology. Should these agreements be terminated, we would need to find an alternative source to replace the functionality of such technology. We believe that we would be able to find an alternative source of the technology, or replace the functionality through internal development. In addition, these agreements allow for significant lead time prior to termination by the third party, which should allow us sufficient time to replace the functionality. However, in the unlikely event that all of these agreements were terminated within a very short time period, there is no guarantee that we could replace the technology and the marketability of our products could be harmed if we were unable to do so.

The recent trend to paid-up licenses for our software products may cause our revenues and profits to fluctuate from period to period.

        Recently, a greater percentage of our software revenues has come from perpetual paid-up licenses, under which we recognize a significant portion of the license revenue at the time the license is entered into, as compared to annual licenses, under which we recognize the license revenue over the term of the license, which is generally 12 months. This trend, if it continues, may have the effect of increasing the volatility of our revenues and profits from period to period.

The impairment of capitalized software development costs could adversely affect our results of operations.

        We capitalize software development costs related to product development in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold; Leased or Otherwise Marketed". These capitalized software development costs are subject to an ongoing quarterly assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Unamortized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Accordingly, our determination of the impairment of software development costs reduces our revenues and profits and could materially and adversely affect our results of operations.

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

Strong competition in the software and the reseller industries may affect prices, which could reduce margins and adversely affect our operating results and financial position, and we may not be able to maintain our competitive position against current and potential competitors.

        The simulation software and reseller industries are highly competitive. One or both of the industries may experience pricing and margin pressure which could adversely affect our operating results and financial position. Some of our current and possible future competitors have greater financial, technical, marketing and other resources than we do, and some have well-established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. We believe that the principal competitive factors affecting the software business include quality, functionality, ease-of-use and, to a lesser extent, price. In our professional services business, we believe that the principal competitive factor is expertise. The principal competitive factors in our systems business include technical expertise, support capabilities, relationship management, geographic coverage and price. Although we believe we currently compete effectively with respect to the factors in all of our businesses, we cannot assure you that we will be able to maintain our competitive position against current and potential competitors.

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

We are located in an area subject to frequent earthquakes and a major earthquake could seriously disrupt our business.

        Our corporate headquarters is located in Southern California, an area that experiences frequent earthquakes. The impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Although safety precautions have been implemented, there is no guarantee that an earthquake would not seriously disrupt our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake.

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

Certain provisions of our certificate of incorporation may delay, defer or prevent a change of control which could impact the price of our stock.

        Certain provisions of our Certificate of Incorporation, as amended, and Restated Bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:

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

        In addition to the above provisions, in 1998 we adopted a shareholder rights plan. This plan entitles each registered holder to purchase from us, under certain circumstances, one one-hundredth of a share of Junior Participating Preferred Stock at a price of $35.00, subject to adjustments. The rights are generally exercisable only if a person or group acquires 20% or more of our stock or announces a tender or exchange offer the completion of which would result in ownership by a person or group of 20% or more of our stock. In the event of a transaction commonly known as a "squeeze-out merger," each holder of Junior Participating Preferred Stock may purchase either our common stock or the common stock of the merged entity at one-half of such stock's market value. We may redeem the rights at a nominal value until ten days after the announcement of the acquisition of such a 20% interest and under certain other circumstances.

Changes in the accounting treatment of stock options could materially and adversely affect our results of operations.

        The Financial Accounting Standards Board recently announced that it will require all companies to record the issuance of employee stock options as an expense, although this requirement has yet to be promulgated. When the treatment of stock options as an expense for accounting purposes is incorporated into generally accepted accounting principles, we will be obligated to change the manner in which we account for the stock options that we have issued and will issue in the future, and such change could materially and adversely affect our results of operations.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in various pending or threatened litigation matters arising out of the normal conduct of our business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

        In October 2001, the Federal Trade Commission ("FTC") issued an administrative challenge to our acquisition of two competitors in 1999, alleging that we had substantially lessened competition in the Nastran market as a result of the acquisitions of UAI and CSAR. In July 2002, a settlement was proposed, which was accepted by the FTC and made available for public comment in August 2002. On November 1, 2002, the FTC approved the settlement. The settlement requires us to license to up to two acquirers ("Acquirers") all intellectual property (including computer code) related to the most current version of MSC.Nastran, as of the date of the settlement, all intellectual property acquired in the acquisitions of UAI and CSAR, and all information related to customers using MSC.Nastran in the United States. In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary after the divestiture, we are required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the paid-up license if the customer decides to change from MSC.Nastran to the Acquirer's version of Nastran. We do not believe we will sustain a material loss as a result of the FTC settlement. However, the value of the related contracts subject to potential refund was approximately $26,600,000 as of December 31, 2002. We are currently in negotiations with an Acquirer. Until a final agreement has been reached with one or more Acquirers and the customers who are entitled to a refund have requested a refund or the refund period has expired, the effect of the settlement on our financial statements cannot be determined. However, for our arrangements with customers that convert to a paid-up license after November 1, 2002, we defer revenue for the fair value of the Nastran paid-up license because the arrangement is cancelable under certain circumstances pursuant to the FTC settlement and, as a result, the fee is not considered to be fixed or determinable. As of December 31, 2002, we have deferred approximately $6,400,000 of such revenue (which is included in the $26,600,000 above), which will be recognized ratably over a 48 month term until the customer requests a refund or the twelve month period to request such a refund lapses, at which time the remaining deferred revenue will be recognized. The twelve month period to request a refund begins on the date we complete the divestiture of assets to one or more acquirers approved by the FTC.

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

        We maintain the MSC.Software Profit Sharing Plan which includes a 401(k) feature that allows participants to make contributions to the plan from their compensation on a before-tax basis. A participant's contributions to the plan are credited to an account maintained in his or her name under the plan. A participant is permitted to invest his or her Profit Sharing Plan account in the MSC Stock Fund, an investment alternative under the plan that is invested principally in our common stock. Shares held in the MSC Stock Fund under the Profit Sharing Plan are purchased by the plan trustee on the open market using contributions invested in that fund. During the period covered by this report, an aggregate of 165,000 shares of our common stock for an aggregate purchase price of $1,646,000 were purchased on the market for the MSC Stock Fund and an aggregate of $1,122,000 of participant contributions were invested in the MSC Stock Fund. No exception to the registration requirements of the Securities Act of 1933 existed for the sale of such shares to the participants. This practice has been suspended until the appropriate registration statement can be filed under the Securities Act of 1933.

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

(3)
Includes an in-process research and development charge of $4,067,000 related to an acquisition, impairment charges of $1,500,000 in cost of revenue, restructuring charges of $5,497,000, and a gain on sale of equity investment of $10,773,000.

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

        The acquisition of MDI has been accounted for as a purchase, and accordingly, the results of operations of MDI since April 19, 2002 are included in our consolidated statement of operations. A valuation of the intangible assets acquired was performed as of the date of the acquisition. The excess of the aggregate purchase price over the fair market value of the net tangible assets acquired was

$114,040,000. Pursuant to SFAS 142, goodwill and indefinite lived intangibles will not be amortized, but will be evaluated for any indicators of impairment.

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

        The following is the activity in the restructuring reserve:

	Workforce Reductions	Facilities	Asset Impairments	Total
Balance at December 31, 2000	$—	$1,340,000	$—	$1,340,000
Restructuring Charges	—	1,389,000	505,000	1,894,000
Acquisition Related Additions	—	418,000	145,000	563,000
Cash Payments	—	(1,743,000)	—	(1,743,000)
Non-Cash Write-Offs	—	—	(650,000)	(650,000)

Balance at December 31, 2001	—	1,404,000	—	1,404,000
Restructuring Charges	7,516,000	554,000	994,000	9,064,000
Acquisition Related Additions	4,093,000	752,000	949,000	5,794,000
Cash Payments	(8,530,000)	(1,582,000)	—	(10,112,000)
Non-Cash Write-Offs	—	—	(1,943,000)	(1,943,000)

Balance at December 31, 2002	$3,079,000	$1,128,000	$—	$4,207,000

        We expect to pay all remaining amounts accrued as of December 31, 2002 during 2003.

RESULTS OF OPERATIONS

        The following table sets forth items included in the consolidated statements of operations data as percentages of total revenue.

	2002	2001	2000
REVENUE:
Software	46.6%	63.7%	72.9%
Services	25.5%	25.1%	27.1%
Systems	27.9%	11.2%	0.0%

Total Revenue	100.0%	100.0%	100.0%

COST OF REVENUE:
Software	6.5%	11.1%	12.7%
Software—Impairment of Capitalized Development Costs	1.4%	0.0%	0.0%
Services	15.8%	14.1%	12.5%
Systems	23.6%	9.4%	0.0%

Total Cost of Revenue	47.3%	34.6%	25.2%

GROSS PROFIT	52.7%	65.4%	74.8%

OPERATING EXPENSE:
Research and Development	8.0%	9.3%	9.4%
Selling, General and Administrative	42.3%	42.1%	46.2%
Amortization of Goodwill and Other Intangibles	1.9%	4.6%	6.2%
Restructuring Charges	2.6%	0.8%	0.0%
Write-Off of Acquired In-Process R&D	0.7%	0.0%	0.0%

Total Operating Expense	55.5%	56.8%	61.8%

OPERATING INCOME (LOSS)	(2.8%)	8.6%	13.0%

OTHER EXPENSE:
Interest Expense	2.4%	2.2%	3.8%
Other Expense (Income), Net	0.0%	(0.7%)	(0.1%)

Total Other Expense, Net	2.4%	1.5%	3.7%

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES	(5.2%)	7.1%	9.3%
Provision (Benefit) for Income Taxes	(1.7%)	2.7%	3.0%

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3.5%)	4.4%	6.3%

2002 Compared to 2001

        Net Income (Loss)—Consolidated net loss was ($51,329,000), or ($1.75) per share, in 2002 compared to net income of $10,271,000, or $0.47 per diluted share, in 2001.

        Revenue—We reported revenue of $344,151,000 in 2002 compared to $236,097,000 in 2001, an increase of $108,054,000, or 46%.

        Software Revenue—Software revenue was $160,361,000 for 2002 compared to $150,342,000 for the prior year, an increase of $10,019,000, or 7%. Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third parties' software. Software is sold through monthly, annual or longer lease arrangements and through paid-up license arrangements, whereby the customer purchases a long-term license for the use of the software. Software revenue generated from the recently acquired MDI was $15,787,000 or 10% of total software revenue. Excluding software revenue generated from MDI, software revenue was $144,574,000, a decrease of $5,768,000, or 4%. The decrease was primarily attributed to a decrease in recurring software revenue of $9,612,000 offset by an increase in paid-up licenses of $3,844,000.

        Services Revenue—Services revenue was $87,790,000 for 2002 compared to $59,224,000 for the prior year, an increase of $28,566,000, or 48%. Services revenue includes maintenance, support, consulting and training services.    Consulting and training services range from installation and basic consulting to training. Software support revenue was $48,052,000, or 55% of total services revenue, for 2002 compared to $34,497,000, or 58% of total services revenue, for 2001, an increase of $13,555,000, or 39%. Revenue from consulting and training services was $39,738,000, or 45% of total services revenue, for 2002 compared to $24,727,000, or 42% of total services revenue, for 2001, an increase of $15,011,000, or 61%. The increase was primarily due to the acquisition of MDI and an increase in maintenance revenue of $3,989,000. The recently acquired MDI generated software support revenue of $9,566,000, or 20% of total software support revenue, and consulting and training services revenue of $10,618,000, or 27% of total consulting and training services revenue.

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

        The Americas reported a decrease of ($3,764,000) in software revenue and increases of $8,551,000 in services revenue and $59,558,000 in systems revenue. The decrease in software revenue was primarily due to decreases in recurring software revenues of $11,665,000, offset by an increase in paid-up licenses of $4,301,000 and the acquisition of MDI, which generated $3,600,000 of software revenue in 2002. The increase in services revenue for the Americas was primarily due to the acquisition of MDI in April 2002, which generated $6,253,000 of services revenue in 2002. The increase in systems revenue was due to our acquisition of AES in July 2001.

        Europe reported increases of $4,322,000 in software revenue, $8,912,000 in services revenue and $2,266,000 in systems revenue. The increase in revenue for Europe was primarily due to the acquisitions of AES and MDI and an increase in software support revenue of $2,399,000, offset by a reduction in non-MDI paid-up licenses of $1,641,000. Revenue in Europe generated from the recently acquired MDI was $5,788,000 of software revenue and $5,435,000 of services revenue. While AES was essentially a domestic operation prior to our acquisition, the increase in systems revenue was primarily the result of our extension of this business into the European market.

        Asia-Pacific reported increases of $9,461,000 in software revenue, $11,103,000 in services revenue and $7,645,000 in systems revenue. The increase in revenue for Asia-Pacific was primarily due to the acquisitions of MDI and AES, increases in non-MDI recurring software revenue of $1,878,000, non-MDI paid-up software licenses of $1,184,000 and non-MDI consulting services of $1,560,000. Revenue in Asia-Pacific generated from the recently acquired MDI was $6,399,000 of software revenue and $8,496,000 of services revenue. While AES was essentially a domestic operation prior to our acquisition, the increase in systems revenue was primarily the result of our extension of this business into the Asian-Pacific market.

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

        Cost of Revenue—Software—Cost of revenue—software was $22,468,000, or 14% of software revenue, for 2002 compared to $26,193,000, or 17% of software revenue, for the prior year. The decrease was primarily attributable to a decrease in royalty expense of $3,603,000 due to product revenue mix and a decrease in software amortization of $1,427,000 offset by an increase in product packaging and delivery of $1,305,000. Software amortization was $9,933,000 and $11,360,000 for 2002 and 2001, respectively.

        Cost of Revenue—Software—Impairment of Capitalized Development Costs—Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86 and SFAS No. 144. During 2002, $4,751,000 of capitalized software development costs were deemed to be impaired and were written off and included in cost of revenue in accordance with SFAS No. 86. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during the second quarter of 2002.

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

        Cost of Revenue—Systems—Cost of revenue—systems was $81,359,000 or 85% of systems revenue, for 2002 compared to $22,125,000, or 83% of systems revenue, for 2001. The increase in costs of revenue—systems is primarily the result of the increase in systems revenue as described above.

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

        Research and Development—In accordance with SFAS No. 86, software development expense is reported net of the amount capitalized. Research and development expense for 2002 was $27,368,000 compared to $22,068,000 for 2001, an increase of $5,300,000, or 24%. The total gross investment in software development activities for 2002 was $41,347,000, or 17% of total software and services revenue, compared to $35,820,000, or 17% of total software and services revenue, for the prior year. The increase in research and development activity in 2002 was primarily due to approximately $6,100,000 of development costs related to MDI which was acquired in April 2002. Excluding the development costs related to MDI, our gross investment in research and development would have decreased by approximately $800,000, due to headcount reductions. Capitalized software development costs were $13,979,000 for 2002 compared to $13,752,000 for the prior year, an increase of $227,000, or 2%. The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development. Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market. Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

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

        Restructuring Charges—Restructuring charges were $9,064,000, or 3% of total revenue, for 2002, compared to $1,894,000, or 1% of total revenue, for 2001. The restructuring charges in 2002 consist of $7,516,000 of charges related to workforce reductions, $994,000 to the impairment of assets caused by the terms of the MDI acquisition and $554,000 to the consolidation of office facilities and other costs. In 2001, the restructuring charges consist of $1,389,000 of charges related to the consolidation of office facilities and $505,000 to asset write-downs.

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

        Interest Expense—Interest expense was $8,101,000 for 2002 compared to $5,239,000 for 2001, an increase of $2,862,000, or 55%. The increase in interest expense is primarily due to our new debt incurred in connection with the acquisition MDI and the write-off of $1,471,000 of unamortized debt issuance costs resulting from the refinancing of that debt in the fourth quarter of 2002.

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

        Software Revenue—Software revenue was $150,342,000 for 2001 compared to $129,746,000 for the prior year, an increase of $20,596,000, or 16%. The increase was primarily attributed to an increase in paid-up licenses of $24,316,000, offset by a decrease in recurring software revenue of $3,720,000.

        Services Revenue—Services revenue was $59,224,000 for 2001 compared to $48,278,000 for the prior year, an increase of $10,946,000, or 23%. Software support revenue was $34,497,000, or 58% of total services revenue, for 2001 compared to $31,621,000, or 65% of total services revenue, for 2000, an increase of $2,876,000, or 9%. Software support revenue was favorably impacted by the increase in software revenue. Revenue from consulting and training services was $24,727,000, or 42% of total services revenue, for 2001 compared to $16,657,000, or 35% of total services revenue, for 2000, an increase of $8,070,000, or 48%. Consulting and training services revenue generated from AES was approximately $3,455,000.

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

        For the time-based licenses, maintenance services are included in the license fee and are for the same duration as the license term. As a result, the Company does not have vendor specific objective evidence of fair value of each element (VSOE) and the entire fee of a time-based license is recognized ratably over the term of the lease. Revenue from the sale of paid-up licenses is recognized when we receive persuasive evidence of an arrangement (generally a contract or purchase order), the software has been delivered to the customer, the price charged the customer is fixed or determinable, and collection is probable. Software arrangements can include multiple elements consisting of the software license and maintenance, which includes upgrades and technical support. Company specific objective evidence of the fair value of maintenance is determined based upon prices when sold separately or the renewal rate specified in the contract with the customer. For multiple element arrangements when specific objective evidence of fair value does exist for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognized revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the undelivered elements such as maintenance, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Maintenance and support revenue is deferred and recognized ratably over the service period. Due to our settlement with the FTC, for our arrangements with customers that convert to a paid-up license after November 1, 2002, we defer revenue for the fair value of the Nastran paid-up license because the arrangement is cancelable under certain circumstances pursuant to the FTC settlement and, as a result, the fee is not considered to be fixed or determinable. As of December 31, 2002, we have deferred approximately $6,400,000 of such revenue (which is included in the $26,600,000 above), which will be recognized ratably over a 48 month term until the customer requests a refund or the twelve month period to request such a refund lapses, at which time the remaining deferred revenue will be recognized. The twelve month period to request a refund begins on the date we complete the divestiture of assets to one or more acquirers approved by the FTC.

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

        During the third quarter of fiscal 2002, we determined that $4,751,000 of capitalized software development costs were impaired and were written off and included in cost of revenue in accordance with SFAS No. 86. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during 2002. Significant management judgment is required in evaluating capitalized software development costs for impairment because of the estimates involved in projecting future related product revenues.

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

        Net cash provided by operating activities was $30,284,000 for 2002 compared to $32,810,000 for 2001. Cash flow from operating activities was impacted by the decrease in net income (loss) to a net loss of $51,329,000 for 2002 compared to net income of $10,271,000 in 2001. Net loss for 2002 includes non-cash impairment charges and write-offs including impairment of goodwill of $39,300,000, impairment of capitalized software costs of $4,751,000, write-off of acquired in-process technology of $2,380,000 and write-off of capitalized debt issuance costs of $1,471,000.

        Cash flow from operating activities was also impacted by an increase in depreciation and amortization of property and equipment of $4,135,000 and a decrease in amortization of goodwill and other intangibles of $4,304,000. Depreciation and amortization of property and equipment increased primarily due to the acquisitions of AES in July 2001 and MDI in April 2002 and the relocation of our corporate headquarters in 2001. Amortization of goodwill and other intangibles decreased due to the adoption of SFAS No. 142 effective January 1, 2002.

        Changes in our balance sheet, excluding the effect of acquisitions, also affected cash flow from operations. The net change of accounts receivable increased by $23,282,000 which was impacted by an increase in Systems revenues in 2001 due to the acquisition of AES and to several significant paid-up software license agreements in the fourth quarter of 2001. The net change of other current liabilities increased by $7,248,000 which was primarily due to an increase in accruals. A decrease in deferred income taxes and tax benefit of stock options of $12,223,000 was primarily due to a change in business credits, foreign tax credits and other temporary differences. The decrease in the net change of other current assets of $3,024,000 was primarily due to an increase in prepaid expenses. The decrease in the net change of deferred revenue of $2,448,000 was primarily due to more customers purchasing paid-up software licenses instead of time-based licenses. The net change in the restructuring reserve decreased by $2,062,000 as amounts previously reserved for were paid.

        Net cash used in investing activities was $142,204,000 in 2002 compared to $44,076,000 in 2001. The increase in cash used in investing activities was primarily due to the acquisition of MDI in the second quarter of 2002, offset by a reduction in the acquisition of property and equipment. The acquisition of property and equipment in 2001 included purchases related to the relocation of our corporate headquarters to Santa Ana, California.

        Net cash provided by financing activities was $53,088,000 in 2002 compared to $70,296,000 in 2001. During 2002, financing activities included debt incurred in connection with the acquisition of MDI. During 2001, we received proceeds of $67,356,000 from a public offering of our common stock. In addition, proceeds from the exercise of common stock options and warrants decreased to $4,802,000 in 2002 from $10,415,000 in 2001.

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

        The term loan is secured by substantially all of our assets and bears interest at the greater of 7% or the Lender's prime rate (4.25% as of December 31, 2002) plus 5%. Advances on the revolving line of credit bear interest at the greater of 7% or the Lender's prime rate plus 2.25%. The New Loan Agreement expires in November 2006. As of December 31, 2002, $53,854,000 of the term loan was outstanding and no amount was outstanding on the line of credit. We had $13,214,000 of availability on the line of credit as of December 31, 2002. The New Loan Agreement requires maintenance of certain financial covenants, including minimum EBITDA, minimum recurring revenue and minimum liquidity, as those terms are defined in the New Loan Agreement, and non-financial covenants including requirements to provide various financial statements, reports and certifications in the forms and at the times specified in the New Loan Agreement. We are in compliance with all such covenants, as amended.

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

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUE:
Software	$160,361,000	$150,342,000	$129,746,000
Services	87,790,000	59,224,000	48,278,000
Systems	96,000,000	26,531,000	—

Total Revenue	344,151,000	236,097,000	178,024,000

COST OF REVENUE:
Software	22,468,000	26,193,000	22,648,000
Software—Impairment of Capitalized Development Costs	4,751,000	—	—
Services	54,299,000	33,292,000	22,205,000
Systems	81,359,000	22,125,000	—

Total Cost of Revenue	162,877,000	81,610,000	44,853,000

GROSS PROFIT	181,274,000	154,487,000	133,171,000

OPERATING EXPENSE:
Research and Development	27,368,000	22,068,000	16,656,000
Selling, General and Administrative	145,520,000	99,253,000	82,325,000
Amortization of Goodwill and Other Intangibles	6,574,000	10,878,000	11,049,000
Restructuring Charges	9,064,000	1,894,000	—
Write-Off of Acquired In-Process Technology	2,380,000	—	—

Total Operating Expense	190,906,000	134,093,000	110,030,000

OPERATING INCOME (LOSS)	(9,632,000)	20,394,000	23,141,000

OTHER EXPENSE (INCOME):
Interest Expense	8,101,000	5,239,000	6,679,000
Other Income, Net	165,000	(1,704,000)	(106,000)

Total Other Expense, Net	8,266,000	3,535,000	6,573,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(17,898,000)	16,859,000	16,568,000
Provision (Benefit) for Income Taxes	(5,869,000)	6,588,000	5,435,000

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(12,029,000)	10,271,000	11,133,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(39,300,000)	—	—

NET INCOME (LOSS)	$(51,329,000)	$10,271,000	$11,133,000

EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
BASIC EARNINGS (LOSS) PER SHARE	$(0.41)	$0.50	$0.79

DILUTED EARNINGS (LOSS) PER SHARE	$(0.41)	$0.47	$0.76

EARNINGS (LOSS) PER SHARE:
BASIC EARNINGS (LOSS) PER SHARE	$(1.75)	$0.50	$0.79

DILUTED EARNINGS (LOSS) PER SHARE	$(1.75)	$0.47	$0.76

Basic Weighted-Average Shares Outstanding	29,379,000	20,606,000	14,025,000

Diluted Weighted-Average Shares Outstanding	29,379,000	21,900,000	14,614,000

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

        Revenue Recognition—Software revenue consists of licensing fees, which are fees charged for the right to use the Company's or a third parties' software. Software is sold through 1) monthly, annual or longer lease (time-based) arrangements and through 2) paid-up (perpetual) license arrangements whereby the customer purchases a long-term license for the use of the Company's software, which is typically purchased with maintenance for a period of time. Services revenue includes maintenance, support, consulting and training services.    Consulting and training services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. Systems revenue includes the resale and integration of computer hardware and operating systems.

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

        For the time-based licenses, maintenance services are included in the license fee and are for the same duration as the license term. As a result, the Company does not have vendor specific objective evidence of fair value of each element (VSOE) and the entire fee of a time-based license is recognized ratably over the term of the lease. Revenue from the sale of paid-up licenses is recognized when the Company receives persuasive evidence of an arrangement (generally a contract or purchase order), the software has been delivered to the customer, the price charged the customer is fixed or determinable, and collection is probable. Software arrangements can include multiple elements consisting of the software license and maintenance, which includes upgrades and technical support. Company specific objective evidence of the fair value of maintenance is determined based upon prices when sold separately or the renewal rate specified in the contract with the customer. For multiple element arrangements when the Company-specific objective evidence does exist for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, the Company recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as maintenance and support, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Maintenance and support revenue is deferred and recognized ratably over the service period. Due to the Company's settlement with the FTC, for arrangements with customers that convert to a paid-up license after November 1, 2002, the Company defers revenue for the fair value of the Nastran paid-up license because the arrangement is cancelable under certain circumstances pursuant to the FTC settlement and, as a result, the fee is not considered to be fixed or determinable. As of December 31, 2002, the Company has deferred approximately $6,400,000 of such revenue, which will be recognized ratably over a 48 month term until the customer requests a refund or the twelve month period to request such a refund lapses, at which time the remaining deferred revenue will be recognized. The twelve month period to request a refund begins on the date the Company completes the divestiture of assets to one or more acquirers approved by the FTC.

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

        Revenue is derived through the Company's direct sales force, a network of value-added resellers and other sales agents. Revenue from the sale of products by other sales agents, for which a commission is due to the sales agent, is reported as net revenue (gross sales price less commission due to the sales agent) earned from the product sale. Revenue from the sale of products provided by other suppliers, for which a royalty is due to the suppliers, is reported as gross revenue earned from the product sale. Royalties due to these other suppliers represent an operating expense and are recorded as royalty expense in cost of software revenue. The Company does not offer any rights of return, rebates, stock balancing rights or price protection on the Company's software products.

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

        Effect of Foreign Currency—The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the end of the period. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded in Accumulated Other Comprehensive Income (Loss) as a separate component of shareholders' equity in the consolidated balance sheets. Transaction gains and losses, other than on intercompany accounts deemed to be of a long-term nature, are included in net income in the period in which they occur. The aggregate foreign currency transaction losses included in the accompanying consolidated statements of operation were $345,000, $542,000 and $1,259,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

        The term loan is secured by substantially all of the Company's assets and bears interest at the greater of 7% or the Lender's prime rate (4.25% as of December 31, 2002) plus 5%. Advances on the revolving line of credit bear interest at the greater of 7% or the Lender's prime rate plus 2.25%. The New Loan Agreement expires in November 2006. As of December 31, 2002, $53,854,000 of the term loan was outstanding and no amount was outstanding on the line of credit. The Company had $13,214,000 of availability on the line of credit as of December 31, 2002. The new Loan Agreement requires maintenance of certain financial covenants, including minimum EBITDA, minimum recurring revenue and minimum liquidity, as those terms are defined in the New Loan Agreement, and non-financial covenants including requirements to provide various financial statements, reports and certifications in the forms and at the times specified in the New Loan Agreement. The Company is in compliance with all such covenants, as amended.

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

        Notes Payable to Shareholders—In July 2001, in connection with the AES acquisition, the Company issued promissory notes, at a discount, in the aggregate principal amount of $20,000,000. The notes were recorded at their estimated fair value at time of issuance, net of a discount of $411,000. The promissory notes bear interest at 7% with interest payments due semi-annually in January and July. The entire principal amount of the notes is due in July 2004. As of December 31, 2002, the principal balance of the notes was $20,000,000 and their carrying amount was $19,880,000, net of an unamortized discount of $120,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the note payable. The notes are subordinate to the New Loan Agreement. Of the $20,000,000 of outstanding notes payable to shareholders, $13,153,000 is due to officers of the Company or their dependents.

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

        Capitalized software development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. During 2002, the Company recognized a non-cash, pre-tax impairment charge of $4,751,000 related to capitalized software development costs. This charge has been included in cost of revenue in the accompanying consolidated statement of operations. The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as the Company's restructuring during the second and third quarter.

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

        The following is the activity in the restructuring reserve for the periods indicated:

	1999 Plan	2001 Plan			2002 Plan
	Facilities	Facilities	Asset Impairments	Total	Workforce Reductions	Facilities	Asset Impairments	Total	Total Restructuring Reserve
Balance at December 31, 2000	$1,340,000	$—	$—	$—	$—	$—	$—	$—	$1,340,000
Restructuring Charges	—	1,389,000	505,000	1,894,000	—	—	—	—	1,894,000
Acquisition Related Additions	—	418,000	145,000	563,000	—	—	—	—	563,000
Cash Payments	(1,075,000)	(668,000)	—	(668,000)	—	—	—	—	(1,743,000)
Non-Cash Write-Offs	—	—	(650,000)	(650,000)	—	—	—	—	(650,000)

Balance at December 31, 2001	$265,000	$1,139,000	$—	$1,139,000	$—	$—	$—	$—	$1,404,000
Restructuring Charges	—	—	—	—	7,516,000	554,000	994,000	9,064,000	9,064,000
Acquisition Related Additions	—	—	—	—	4,093,000	752,000	949,000	5,794,000	5,794,000
Cash Payments	(265,000)	(966,000)	—	(966,000)	(8,530,000)	(351,000)	—	(8,881,000)	(10,112,000)
Non-Cash Write-Offs	—	—	—	—	—	—	(1,943,000)	(1,943,000)	(1,943,000)

Balance at December 31, 2002	$—	$173,000	$—	$173,000	$3,079,000	$955,000	$—	$4,034,000	$4,207,000

NOTE 10—OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

	December 31,
	2002	2001
Sales Taxes Payable	$4,516,000	$2,681,000
Contribution to Profit Sharing Plan	3,258,000	2,509,000
Commissions Payable	2,642,000	2,634,000
Royalties Payable	1,703,000	1,192,000
Interest Payable	1,599,000	1,078,000
Income Taxes Payable	—	5,308,000
Other	10,558,000	2,405,000

Total Other Current Liabilities	$24,276,000	$17,807,000

NOTE 11—TAXES BASED ON INCOME (LOSS)

        The provision (benefit) for taxes based on income (loss) consists of the following:

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$(523,000)	$2,562,000	$2,450,000
State	(354,000)	278,000	1,568,000
Foreign	4,319,000	4,090,000	3,485,000

Current Provision	3,442,000	6,930,000	7,503,000

Deferred:
Federal	(5,443,000)	1,427,000	713,000
State	(1,824,000)	(692,000)	(1,430,000)
Foreign	(2,044,000)	(1,077,000)	(1,351,000)

Deferred Benefit	(9,311,000)	(342,000)	(2,068,000)

Provision (Benefit) for Income Taxes	$(5,869,000)	$6,588,000	$5,435,000

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

        A summary of stock option activity for the 1991 Plan is as follows:

	Options	Option Price Per Share	Weighted-Average Exercise Price
Outstanding at December 31, 1999	2,172,600	$5.38 to $15.88	$10.15
Granted	540,549	$8.38 to $25.00	$14.47
Exercised	(160,533)	$5.50 to $ 9.88	$8.20
Cancelled	(308,800)	$5.50 to $15.38	$10.92
Outstanding at December 31, 2000	2,243,816	$5.38 to $25.00	$11.20
Granted	184,014	$7.75 to $20.50	$12.75
Exercised	(671,742)	$5.50 to $15.38	$9.13
Canceled	(45,250)	$5.94 to $15.88	$10.11

Outstanding at December 31, 2001	1,710,838	$5.38 to $25.00	$12.22
Granted	—	$— to $—	$—
Exercised	(225,867)	$6.94 to $15.38	$10.15
Canceled	(84,239)	$8.63 to $20.50	$15.13

Outstanding at December 31, 2002	1,400,732	$5.38 to $25.00	$12.37

        As of December 31, 2002, the number of options outstanding and exercisable under the 1991 Plan, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$ 5.38 to $ 5.94	125,050	$5.50	6.1	117,300	$5.50
$ 6.94 to $ 7.75	28,500	$7.38	3.2	24,750	$7.45
$ 8.10 to $ 8.94	173,082	$8.56	6.6	141,503	$8.55
$ 9.00 to $ 9.88	334,550	$9.53	4.3	333,050	$9.54
$10.00 to $10.75	97,750	$10.36	7.3	93,250	$10.38
$11.00 to $11.00	30,000	$11.00	0.8	30,000	$11.00
$12.31 to $12.31	75,000	$12.31	7.2	37,500	$12.31
$13.75 to $13.75	100,000	$13.75	1.1	100,000	$13.75
$14.00 to $14.00	35,300	$14.00	8.7	9,575	$14.00
$15.38 to $15.38	194,500	$15.38	1.9	194,500	$15.38
$19.95 to $19.95	7,000	$19.95	8.4	3,667	$19.95
$20.00 to $20.00	100,000	$20.00	7.2	—	$—
$25.00 to $25.00	100,000	$25.00	7.2	—	$—

Total	1,400,732	$12.37	5.0	1,085,095	$10.64

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

        A summary of stock option activity for the 1998 Plan is as follows:

	Options	Option Price Per Share	Weighted-Average Exercise Price
Outstanding at December 31, 1999	1,815,850	$5.00 to $9.00	$6.36
Granted	875,704	$7.94 to $15.00	$10.20
Exercised	(54,767)	$5.00 to $9.00	$6.14
Cancelled	(306,698)	$5.00 to $9.63	$6.72
Outstanding at December 31, 2000	2,330,089	$5.00 to $15.00	$7.76
Granted	1,196,400	$9.45 to $27.50	$18.89
Exercised	(374,966)	$5.00 to $10.13	$6.64
Canceled	(150,076)	$5.00 to $11.04	$7.04

Outstanding at December 31, 2001	3,001,447	$5.00 to $27.50	$12.38
Granted	122,955	$4.68 to $22.02	$9.56
Exercised	(138,690)	$5.00 to $11.04	$7.11
Canceled	(149,067)	$4.68 to $22.02	$12.34

Outstanding at December 31, 2002	2,836,645	$4.68 to $27.50	$12.51

        As of December 31, 2002, the number of options outstanding and exercisable under the 1998 Plan, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$ 4.68 to $ 4.99	49,605	$4.72	9.8	6,000	$4.99
$ 5.00 to $ 5.94	600,607	$5.60	6.3	517,607	$5.55
$ 6.38 to $ 6.75	142,333	$6.41	5.8	142,333	$6.41
$ 7.22 to $ 7.94	12,400	$7.52	8.7	3,734	$7.91
$ 8.19 to $ 8.88	174,576	$8.64	7.5	131,414	$8.61
$ 9.00 to $ 9.98	493,624	$9.21	6.1	346,682	$9.14
$10.00 to $10.99	33,500	$10.42	8.2	14,050	$10.21
$11.04 to $11.04	5,400	$11.04	7.7	5,400	$11.04
$12.27 to $12.27	300	$12.27	9.3	—	$—
$13.00 to $13.56	102,000	$13.01	7.2	102,000	$13.01
$14.00 to $14.00	25,100	$14.00	8.7	9,636	$14.00
$15.00 to $15.98	452,000	$15.74	8.0	185,000	$15.45
$16.23 to $16.69	16,700	$16.63	9.0	2,200	$16.23
$17.18 to $17.60	348,500	$17.18	8.4	118,668	$17.18
$19.35 to $19.35	5,000	$19.35	9.1	5,000	$19.35
$21.95 to $21.95	187,500	$21.95	8.6	187,500	$21.95
$27.50 to $27.50	187,500	$27.50	8.6	187,500	$27.50

Total	2,836,645	$12.51	7.3	1,964,724	$12.27

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

        A summary of stock option activity for the 2001 Plan is as follows:

	Options	Option Price Per Share		Weighted-Average Exercise Price
Outstanding at December 31, 2000	—	$	— to $ —	$—
Granted	812,666		$13.45 to $15.95	$14.12
Exercised	—	$	— to $ —	$—
Canceled	(2,200)		$14.00 to $14.00	$14.00

Outstanding at December 31, 2001	810,466		$13.45 to $15.95	$14.12
Granted	944,612		$4.68 to $22.60	$14.02
Exercised	—	$	— to $ —	$—
Canceled	(128,086)		$4.68 to $22.60	$13.26

Outstanding at December 31, 2002	1,626,992		$4.68 to $22.60	$14.13

        As of December 31, 2002, the number of options outstanding and exercisable under the 2001 Plan, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$ 4.68 to $ 4.68	132,379	$4.68	9.8	—	$—
$ 6.80 to $ 6.80	2,830	$6.80	10.0	—	$—
$ 7.22 to $ 7.22	750	$7.22	9.9	—	$—
$10.51 to $10.51	250	$10.51	9.6	—	$—
$11.40 to $11.40	230,000	$11.40	9.4	9,230	$11.40
$13.45 to $13.59	4,500	$13.47	8.8	2,500	$13.48
$14.00 to $14.95	689,650	$14.03	8.5	456,645	$14.01
$15.00 to $15.95	329,333	$15.11	9.3	20,583	$15.92
$16.18 to $16.18	33,000	$16.18	8.9	12,000	$16.18
$19.35 to $19.35	4,000	$19.35	9.1	4,000	$19.35
$21.96 to $21.96	200,000	$21.96	9.2	—	$—
$22.60 to $22.60	300	$22.60	9.2	—	$—

Total	1,626,992	$14.13	9.0	504,958	$14.13

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

        In October 2001, the Federal Trade Commission ("FTC") issued an administrative challenge to the Company's acquisition of two competitors in 1999, alleging that the Company had substantially lessened competition in the Nastran market as a result of the acquisitions. In July 2002, a settlement was proposed, which was accepted by the FTC and made available for public comment in August 2002. On November 1, 2002, the FTC approved the settlement. The settlement requires the Company to divest to up to two acquirers ("Acquirers") all intellectual property (including computer code) related to the most current version of MSC.Nastran, as of the date of the settlement, all intellectual property acquired in the 1999 acquisitions, and all information related to customers using MSC.Nastran in the United States. In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary after the divestiture, the Company is required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the paid-up license if the customer decides to change from MSC.Nastran to the Acquirer's version of Nastran. The Company does not believe it will sustain a material loss as a result of the FTC settlement. However, the value of the related contracts subject to potential refund was approximately $26,600,000 as of December 31, 2002. The Company is currently in negotiations with an Acquirer. Until a final agreement has been reached with one or more Acquirers and the customers who are entitled to a refund have requested such refund or the refund period has expired, the effect of the settlement on the Company's financial statements cannot be determined. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements related to the settlement. However, for arrangements with customers that convert to a paid-up license after November 1, 2002, the Company defers revenue for the fair value of the Nastran paid-up license because the arrangement is cancelable in certain circumstances pursuant to the FTC settlement and, as a result, the fee is not considered to be fixed or determinable. As of December 31, 2002, the Company has deferred approximately $6,400,000 of such revenue (which is included in the $26,600,000 above), which is included in deferred revenue in the accompanying consolidated balance sheet. Such revenue will be recognized ratably over a 48 month term until the customer requests a refund or the twelve month period to request such a refund lapses, at which time the remaining deferred revenue will be recognized. The twelve month period to request a refund begins on the date we complete the divestiture of assets to one or more acquirers approved by the FTC.

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

        Of the $20,000,000 of outstanding notes payable to shareholders related to the AES acquisition, $13,153,000 is due to officers of the Company or their dependents.

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
10.12(a)*
Form of Severance Agreement between MSC.Software Corporation and executive officers thereof (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation's Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).
10.12(b)*
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
10.19
Common Stock Purchase Warrants issued to Kubota Solid Technology Corporation ("KUSCO") in 1998 and 1999 (filed as Exhibit 10.19 to MSC.Software Corporation's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.20
Common Stock Purchase Warrant issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002, and incorporated herein by reference).
21
Material Subsidiaries of the Registrant (filed as Exhibit 21 to MSC.Software Corporation's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002, and incorporated herein by reference).
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

MSC.SOFTWARE CORPORATION (Registrant)
Dated: October 28, 2003	By:	/s/ FRANK PERNA, JR. Frank Perna, Jr. Chairman of the Board and Chief Executive Officer

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

Date: October 28, 2003	By:	/s/ FRANK PERNA, JR. FRANK PERNA, JR. Chairman of the Board and Chief Executive Officer

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

Date: October 28, 2003	By:	/s/ LOUIS A. GRECO LOUIS A. GRECO Chief Financial Officer

QuickLinks

MSC.SOFTWARE CORPORATION INDEX TO FORM 10-K DECEMBER 31, 2002
PART I
  ITEM 1. BUSINESS
  ITEM 3. LEGAL PROCEEDINGS
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