Form 10-Q/A
period 2003-03-31
MSC SOFTWARE CORP
filed 2003-10-29
CIK 717238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends and restates certain portions of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of MSC.Software Corporation and is being filed for the purpose of reflecting changes and to provide information in response to comments that MSC.Software Corporation received from the United States Securities and Exchange Commission and to provide additional information.  In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, MSC.Software Corporation has amended in its entirety each item of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that has been changed. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

MARCH 31, 2003

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) March 31, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations (Unaudited) Three Months Ended March 31, 2003 and 2002

Condensed Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2003 and 2002

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 5 – CAPITALIZED SOFTWARE COSTS

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

NOTE 6 –RESTRUCTURING RESERVE

The following is the activity in the restructuring reserve for the three months ended March 31, 2003:

	2001 Plan	2002 Plan			Total
	Facilities	Workforce Reductions	Facilities	Total	Restructuring Reserve

Balance at December 31, 2002	$173,000	$3,079,000	$955,000	$4,034,000	$4,207,000

Cash Payments	(68,000)	(861,000)	(290,000)	(1,151,000)	(1,219,000)

Balance at March 31, 2003	$105,000	$2,218,000	$665,000	$2,883,000	$2,988,000

NOTE 7 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:

	Three Months Ended March 31,
	2003	2002

Numerator:
Numerator for Basic Earnings (Loss) Per Share - Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$1,134,000	$(2,381,000)

Cumulative Effect of Change in Accounting Principle	—	(39,300,000)

Numerator for Basic Earnings (Loss) Per Share - Net Income (Loss)	$1,134,000	$(41,681,000)

Denominator:
Denominator for Basic Earnings (Loss) Per Share - Weighted-Average Shares Outstanding	29,827,000	28,993,000

Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	539,000	—

Denominator for Diluted Earnings (Loss) per Share	30,366,000	28,993,000

BASIC EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.04	$(0.08)

DILUTED EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.04	$(0.08)

BASIC EARNINGS (LOSS) PER SHARE	$0.04	$(1.44)

DILUTED EARNINGS (LOSS) PER SHARE	$0.04	$(1.44)

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

NOTE 8 – OTHER CURRENT LIABILITIES

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

NOTE 9 – STOCK-BASED COMPENSATION

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

	Three Months Ended March 31,
	2003	2002

Net Income (Loss), As Reported	$1,134,000	$(41,681,000)
Deduct: Total Stock-Based Employee Compensation
Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(1,076,000)	(1,445,000)
Pro Forma Net Income (Loss)	$58,000	$(43,126,000)

Earnings (Loss) Per Share:
Basic - As Reported	$0.04	$(1.44)
Basic - Pro Forma	$—	$(1.49)

Diluted - As Reported	$0.04	$(1.44)
Diluted - Pro Forma	$—	$(1.49)

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

NOTE 10 – SEGMENT INFORMATION

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

International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue.  Revenue is attributed to the country in which the customer is located.  The following table summarizes the revenues of the Company’s operations by geographic location:

	Three Months Ended March 31,

	2003	2002

Revenues:
The Americas (1)	$36,520,000	$41,032,000
Europe	22,193,000	13,793,000
Asia-Pacific	26,356,000	11,615,000

Total Revenue	$85,069,000	$66,440,000

(1) Substantially the United States

The following table summarizes the identifiable assets of the Company’s operations by geographic location:

	March 31, 2003	December 31, 2002

Identifiable Assets:
The Americas (1)	$400,118,000	$408,463,000
Europe	51,027,000	43,036,000
Asia-Pacific	54,894,000	55,775,000

Total Identifiable Assets	$506,039,000	$507,274,000

(1) Substantially the United States

The net assets of the Company’s foreign subsidiaries (excluding intercompany items) totaled $41,559,000 and $46,551,000 as of March 31, 2003 and December 31, 2002, respectively.  Long-lived assets included in these amounts were $8,667,000 and $8,805,000 as of March 31, 2003 and December 31, 2002, respectively.

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

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

The aggregate foreign currency transaction losses included in the accompanying condensed consolidated statements of operation were $6,000 and $238,000 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases facilities and equipment under various lease agreements which require minimum annual rental commitments.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Litigation - In October 2001, the Federal Trade Commission (“FTC”) issued an administrative complaint alleging that the Company had substantially lessened competition in the Nastran market as a result of the acquisitions of two companies in 1999.  In July 2002, a proposed settlement was reached with the FTC staff, which was accepted by the FTC and made available for public comment in August 2002.  On November 1, 2002, the FTC approved the settlement.  The settlement requires the Company to license, on a non-exclusive basis to up to two acquirers (an “Acquirer”), all intellectual property (including computer code) related to the August 2002 version of MSC.Nastran (Nastran Version 2001), all intellectual property acquired in the two acquisitions in 1999, and certain information related to customers using MSC.Nastran in the United States.  In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary after the license, the Company is required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the MSC.Nastran portion of the paid-up license if the customer decides to change from MSC.Nastran to the Acquirer’s version of Nastran.  The Company does not believe it will sustain a material loss as a result of the FTC settlement.  However, the value of the related contracts subject to potential refund was approximately $25,300,000 as of March 31, 2003.  For arrangements with customers that convert to a paid-up license after November 1, 2002, the Company defers revenue for the fair value of the Nastran paid-up license because of this provision in the FTC settlement which, for accounting purposes, makes the fee not fixed or determinable.  As of March 31, 2003, the Company has deferred approximately $6,000,000 of such revenue (which is included in the $25,300,000 above), which is included in deferred revenue in the accompanying condensed consolidated balance sheet.  Such revenues will be recognized ratably over a 48 month term until the customer requests a refund or the twelve month period to request such a refund lapses, at which time the remaining deferred revenue will be recognized.  The twelve month period to request a refund begins on the date we complete the divestiture of assets to one or more acquirers approved by the FTC.  The Company has reached a final agreement with Electronic Data Systems (“EDS”) pursuant to the settlement, which is pending final FTC approval.  Until final approval is granted and the transaction with EDS closes, the effect of the settlement and license with EDS cannot be determined.  Accordingly, no amounts have been recorded in the accompanying financial statements related to the settlement.

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

NOTE 13 – SUBSEQUENT EVENTS

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

	Three Months Ended March 31,
	2003	2002

REVENUE:
Software	43.4%	48.6%
Services	28.8%	20.6%
Systems	27.8%	30.8%

Total Revenue	100.0%	100.0%

COST OF REVENUE:
Software	4.4%	8.2%
Services	15.7%	14.0%
Systems	26.0%	23.3%

Total Cost of Revenue	46.1%	45.5%

GROSS PROFIT	53.9%	54.5%

OPERATING EXPENSE:
Research and Development	8.8%	9.0%
Selling, General and Administrative	38.4%	49.7%
Amortization of Intangibles	2.2%	1.6%

Total Operating Expense	49.4%	60.3%

OPERATING INCOME (LOSS)	4.5%	(5.8)%

OTHER EXPENSE:
Interest Expense	2.5%	1.1%
Other Expense (Income), Net	(0.1)%	(1.0)%

Total Other Expense, Net	2.4%	0.1%

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	2.1%	(5.9)%

Provision (Benefit) for Income Taxes	0.8%	(2.3)%

NET INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	1.3%	(3.6)%

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

The following table shows revenue by geographic region and the related growth rates between 2002 and 2003:

	Three Months Ended March 31,		Revenue Growth		% of Total Revenue
	2003	2002	$	%	2003	2002

Revenue:
The Americas	$36,520,000	$41,032,000	$(4,512,000)	(11)%	43%	62%
Europe	22,193,000	13,793,000	8,400,000	61%	26%	21%
Asia-Pacific	26,356,000	11,615,000	14,741,000	127%	31%	17%

Total Revenue	$85,069,000	$66,440,000	$18,629,000	28%	100%	100%

The Americas reported a decrease of $1,879,000 in software revenue, an increase of $4,071,000 in services revenue and a decrease of $6,704,000 in systems revenue.  Revenue in the Americas decreased primarily due to the decrease in systems sales, as discussed above.  Consulting and training revenue and software support revenue increased by $2,349,000 and $1,722,000, respectively, in the Americas, partially as a result of the acquisition of MDI.

Europe reported increases of $2,431,000 in software revenue, $2,715,000 in services revenue and $3,254,000 in systems revenue.  Recurring software revenues increased in Europe by $2,088,000, partially as a result of the acquisition of MDI.  Increases in consulting and training revenue of $1,247,000 and software support revenue of $1,468,000 from the first quarter of 2002 were partially attributable to the acquisition of MDI.  The increase in systems revenue is primarily due to our continuing efforts to expand our hardware and systems integration business into the European markets.

Asia-Pacific reported increases of $4,071,000 in software revenue, $3,997,000 in services revenue and $6,673,000 in systems revenue.  The increase in revenue for Asia-Pacific was primarily due to increases in paid-up software licenses of $3,244,000 and systems revenue.  Consulting and training revenue and software support revenue also increased by $2,839,000 and $1,158,000, respectively, partially due to the acquisition of MDI.  The increase in systems revenue is primarily due to our continuing efforts to expand our hardware and systems integration business into the Asian-Pacific markets.

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

Cost of Revenue - Software  - Cost of revenue - software was $3,721,000, or 10% of software revenue, for 2003 compared to $5,476,000, or 17% of software revenue, for the prior year.  These amounts include software amortization of $1,981,000 and $2,930,000 for 2003 and 2002, respectively.  The decrease in cost of revenue – software was primarily due to the decrease in software amortization in 2003.

Cost of Revenue - Services - Cost of revenue - services was $13,381,000, or 55% of services revenue, for 2003 compared to $9,298,000, or 68% of services revenue, for the prior year.  Services revenue increased by 79% from the first quarter of 2002.  Cost of revenue – services, as a percentage of services revenue, will vary from period to period based upon actual projects performed.  As a substantial portion of our cost of revenue – services are fixed costs, the significant increase in services revenue in the current quarter resulted in a higher gross margin due to improved utilization of our fixed costs.  We expect such percentage to approximate 55% in the future.

Cost of Revenue - Systems - Cost of revenue - systems was $22,115,000, or 93% of systems revenue, for 2003 compared to $15,495,000, or 76% of systems revenue, for 2002.  The increase in cost of revenue – systems was primarily due to lower margins in Europe and Asia-Pacific as a result of our continuing efforts to expand our hardware and systems integration business into these markets.  In addition, there were fewer systems integration transactions in the first quarter of 2003, which typically generate higher margins than computer hardware transactions.

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

Net cash provided by operating activities was $12,700,000 for the three months ended March 31, 2003 compared to net cash used in operating activities of $1,819,000 for the comparable period of 2002.  Cash flow from operating activities was impacted by the increase in net income (loss) to net income of $1,134,000 for 2003 compared to net loss of $41,681,000 in 2002.  Net loss for the three months ended March 31, 2002 included a non-cash impairment of goodwill of $39,300,000.  Cash flow from operating activities was also impacted by an increase in the net change of accounts receivable of $4,546,000, primarily due to improved collections and a reduction of our days sales outstanding, and an increase in the net change of deferred revenue of $7,247,000, primarily due to an increase in renewals of recurring software licenses and maintenance in the first quarter of 2003.

Net cash used in investing activities was $5,906,000 for the three months ended March 31, 2003 compared to $10,631,000 for the comparable period of 2002.  The decrease in cash used in investing activities was due to a decrease in the acquisition of property and equipment of $1,505,000, a decrease in capitalized software development costs of $691,000 and a decrease in other investing activities of $2,529,000.

Net cash used in financing activities was $2,574,000 for the three months ended March 31, 2003 compared to net cash provided by financing activities of $2,869,000 for the comparable period of 2002.  The decrease in net cash from financing activities was due to an increase in principal payments on our outstanding debt of $2,637,000 and a decrease in cash from the issuance of stock of $2,806,000, primarily as a result of a decrease in proceeds from the exercise of stock options.

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

•                  Termination of third party royalty agreements;

•                  Material recent losses;

•                  Timely development and market acceptance of new products;

•                  Compliance with the recent settlement with the FTC;

•                  Fluctuations of the United States dollar versus foreign currencies;

•                  Timing of orders from customers;

•                  Recent trends toward paid-up licenses;

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

•                  Certain anti-takeover provisions in our charter documents; and

•                  Potential changes in accounting for stock options.

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

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

We maintain the MSC.Software Profit Sharing Plan which includes a 401(k) feature that allows participants to make contributions to the plan from their compensation on a before-tax basis.  A participant’s contributions to the plan are credited to an account maintained in his or her name under the plan.  A participant is permitted to invest his or her Profit Sharing Plan account in the MSC Stock Fund, an investment alternative under the plan that is invested principally in our common stock.  Shares held in the MSC Stock Fund under the Profit Sharing Plan are purchased by the plan trustee on the open market using contributions invested in that fund.  During the period covered by this report, an aggregate of 15,000 shares of our common stock for an aggregate purchase price of $126,000 were purchased on the market for the MSC Stock Fund and an aggregate of $125,000 of participant contributions were invested in the MSC Stock Fund.  No exception to the registration requirements of the Securities Act of 1933 existed for the sale of such shares to the participants.  This practice has been suspended until the appropriate registration statement can be filed under the Securities Act of 1933.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

		By:	/s/ LOUIS A. GRECO
Date:	October 28, 2003		LOUIS A. GRECO - Chief Financial Officer
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

		By:	/s/ FRANK PERNA, JR.
Date:	October 28, 2003		FRANK PERNA, JR.
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

		By:	/s/ LOUIS A. GRECO
Date:	October 28, 2003		LOUIS A. GRECO
Chief Financial Officer