Form 10-Q/A
period 2003-06-30
MSC SOFTWARE CORP
filed 2003-10-29
CIK 717238

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

EXPLANATORY NOTE

This Form 10-Q/A amends and restates certain portions of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of MSC.Software Corporation and is being filed for the purpose of reflecting changes and to provide information in response to comments that MSC.Software Corporation received from the United States Securities and Exchange Commission and to provide additional information.  In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, MSC.Software Corporation has amended in its entirety each item of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 that has been changed. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

JUNE 30, 2003

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2003	December 31, 2002

ASSETS

Current Assets:
Cash and Cash Equivalents	$45,451,000	$29,387,000
Investments	4,336,000	5,177,000
Trade Accounts Receivable, Net of Allowance of $3,104,000 and $3,249,000 at June and December, Respectively	78,765,000	97,636,000
Deferred Tax Assets	17,703,000	19,839,000
Other Current Assets	29,305,000	17,338,000

Total Current Assets	175,560,000	169,377,000

Property and Equipment, Net	34,611,000	35,511,000
Capitalized Software Costs, Net	28,109,000	25,957,000
Goodwill and Indefinite Lived Intangibles	199,945,000	216,058,000
Other Intangible Assets, Net	44,902,000	48,730,000
Other Assets	22,287,000	11,641,000

TOTAL ASSETS	$505,414,000	$507,274,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$27,421,000	$32,706,000
Current Portion of Note Payable	—	13,750,000
Current Portion of Notes Payable to Shareholders	—	4,590,000
Deferred Revenue	75,299,000	67,327,000
Compensation and Related Expenses	16,261,000	14,732,000
Restructuring Reserve	5,266,000	4,207,000
Other Current Liabilities	18,323,000	24,276,000

Total Current Liabilities	142,570,000	161,588,000

Deferred Income Taxes	27,010,000	29,243,000
Note Payable, Less Current Portion	—	40,104,000
Notes Payable to Shareholders, Less Current Portion	4,647,000	19,880,000
Subordinated Notes Payable	6,925,000	6,817,000
Subordinated Convertible Debentures	100,000,000	—
Other Long Term Liabilities	7,315,000	7,162,000

Commitments and Contingencies (Note 15)

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 30,027,100 and 29,776,100 Issued and Outstanding at June and December, Respectively	300,000	298,000
Additional Paid-in Capital	283,426,000	282,058,000
Accumulated Other Comprehensive Loss	(3,608,000)	(3,367,000)
Accumulated Deficit	(62,894,000)	(36,232,000)
Treasury Shares, At Cost (40,000 Shares)	(277,000)	(277,000)

Total Shareholders’ Equity	216,947,000	242,480,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$505,414,000	$507,274,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUE:
Software	$35,962,000	$45,109,000	$72,859,000	$77,383,000
Services	24,435,000	22,970,000	48,916,000	36,668,000
Systems	19,911,000	27,037,000	43,602,000	47,505,000

Total Revenue	80,308,000	95,116,000	165,377,000	161,556,000

COST OF REVENUE:
Software	5,378,000	6,066,000	9,099,000	11,542,000
Software - Impairment of Capitalized Development Costs	782,000	3,759,000	782,000	3,759,000
Services	13,592,000	15,033,000	26,973,000	24,331,000
Systems	19,145,000	21,432,000	41,260,000	36,927,000

Total Cost of Revenue	38,897,000	46,290,000	78,114,000	76,559,000

GROSS PROFIT	41,411,000	48,826,000	87,263,000	84,997,000

OPERATING EXPENSE:
Research and Development	7,049,000	6,712,000	14,569,000	12,672,000
Selling, General and Administrative	33,577,000	42,317,000	66,171,000	75,330,000
Restructuring and Other Impairment Charges	24,593,000	4,040,000	24,593,000	4,040,000
Write-Off of Acquired In-Process R&D	—	2,380,000	—	2,380,000
Amortization of Intangibles	1,913,000	1,685,000	3,814,000	2,746,000

Total Operating Expense	67,132,000	57,134,000	109,147,000	97,168,000

OPERATING LOSS	(25,721,000)	(8,308,000)	(21,884,000)	(12,171,000)

OTHER EXPENSE:
Interest Expense	1,560,000	1,617,000	3,677,000	2,346,000
Other Expense (Income), Net	6,187,000	(788,000)	6,162,000	(1,476,000)

Total Other Expense, Net	7,747,000	829,000	9,839,000	870,000

LOSS BEFORE BENEFIT FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(33,468,000)	(9,137,000)	(31,723,000)	(13,041,000)

Benefit for Income Taxes	(5,672,000)	(3,010,000)	(5,061,000)	(4,533,000)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(27,796,000)	(6,127,000)	(26,662,000)	(8,508,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(39,300,000)

NET LOSS	$(27,796,000)	$(6,127,000)	$(26,662,000)	$(47,808,000)

BASIC AND DILUTED LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.93)	$(0.21)	$(0.89)	$(0.29)
BASIC AND DILUTED LOSS PER SHARE	$(0.93)	$(0.21)	$(0.89)	$(1.63)
Basic and Diluted Weighted-Average Shares Outstanding	29,968,000	29,513,000	29,898,000	29,254,000

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

The Emerging Issues Task Force (“EITF”) recently reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company’s consolidated financial position or results of operations.

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

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Amortization expense associated with capitalized software costs is reported in cost of software revenue, and capitalized software development costs, are reported as a reduction of research and development expense.

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

NOTE 6 – GOODWILL AND OTHER ASSET IMPAIRMENTS

As of June 30, 2003, the Company decided to exit its Systems business.  As a result of this decision, the Company determined in accordance with SFAS No. 144 that a portion of its goodwill and certain held and used current and fixed assets were impaired because the carrying value exceeded the sum of the undiscounted future cash flows from the use and eventual disposition of the assets, as follows:

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

The Company had previously purchased certain fixed assets, not related to the Systems business, that were held and used in one or more revenue generating projects.  In the second quarter of 2003, the Company determined, in accordance with SFAS No. 144, that these held and used assets were impaired because the carrying value exceeded the sum of the undiscounted future cash flows from the use and eventual disposition of the assets.  As a result, the Company recorded an impairment charge of $1,500,000, which represented the amount by which the carrying value of the assets exceeded their fair value.

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

NOTE 8 –RESTRUCTURING RESERVE

As of June 30, 2003, the Company had three separate and distinct plans, including the restructuring plan initiated in 2001 (The "2001 Plan"), the Restructuring Plan initiated in the second quarter of 2002 (the “2002 Plan”) and the restructuring plan initiated in the second quarter of 2003 (the “2003 Plan”).  Under the 2002 Plan, the Company terminated 310 employees.  The following is the activity for both plans for the six months ended June 30, 2003:

	2001 Plan	2002 Plan			2003 Plan	Total Restructuring Reserve
	Facilities	Workforce Reductions	Facilities	Total	Workforce Reductions

Balance at December 31, 2002	$173,000	$3,079,000	$955,000	$4,034,000	$—	$4,207,000

Restructuring Charges	—	—	—	—	3,429,000	3,429,000
Cash Payments	(139,000)	(1,614,000)	(617,000)	(2,231,000)	—	(2,370,000)

Balance at June 30, 2003	$34,000	$1,465,000	$338,000	$1,803,000	$3,429,000	$5,266,000

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

NOTE 10 –SUBORDINATED CONVERTIBLE DEBENTURES

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

NOTE 11 –LOSS PER SHARE

The following table sets forth the computation of Basic and Diluted Loss Per Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Numerator:
Numerator for Basic Loss Per Share - Net Loss Before Cumulative Effect of Change in Accounting Principle	$(27,796,000)	$(6,127,000)	$(26,662,000)	$(8,508,000)

Cumulative Effect of Change in Accounting Principle	—	—	—	(39,300,000)

Numerator for Basic Loss Per Share - Net Loss	$(27,796,000)	$(6,127,000)	$(26,662,000)	$(47,808,000)

Denominator:
Denominator for Basic Loss Per Share - Weighted-Average Shares Outstanding	29,968,000	29,513,000	29,898,000	29,254,000

Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	—	—	—	—

Denominator for Diluted Loss per Share	29,968,000	29,513,000	29,898,000	29,254,000

BASIC AND DILUTED LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.93)	$(0.21)	$(0.89)	$(0.29)

BASIC AND DILUTED LOSS PER SHARE	$(0.93)	$(0.21)	$(0.89)	$(1.63)

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

International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue.  Revenue is attributed to the country in which the customer is located.  The following table summarizes the revenues of the Company’s operations by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
The Americas(1)	$33,421,000	$49,899,000	$69,941,000	$90,931,000
Europe	25,169,000	22,104,000	47,362,000	35,897,000
Asia-Pacific	21,718,000	23,113,000	48,074,000	34,728,000

Total Revenue	$80,308,000	$95,116,000	$165,377,000	$161,556,000

(1)Substantially the United States

The following table summarizes the identifiable assets of the Company’s operations by geographic location:

	June 30, 2003	December 31, 2002

Identifiable Assets:
The Americas(1)	$406,947,000	$408,463,000
Europe	46,746,000	43,036,000
Asia-Pacific	51,721,000	55,775,000

Total Identifiable Assets	$505,414,000	$507,274,000

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

Litigation - In October 2001, the Federal Trade Commission (“FTC”) issued an administrative complaint alleging that the Company had substantially lessened competition in the Nastran market as a result of the acquisitions of two companies in 1999.  In July 2002, a proposed settlement was reached with the FTC staff, which was accepted by the FTC and made available for public comment in August 2002.  On November 1, 2002, the FTC approved the settlement.  The settlement requires the Company to license, on a non-exclusive basis to up to two acquirers (an “Acquirer”), all intellectual property (including computer code) related to the August 2002 version of MSC.Nastran (Nastran Version 2001), all intellectual property acquired in the two acquisitions in 1999, and certain information related to customers using MSC.Nastran in the United States.  In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary after the license, the Company is required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the MSC.Nastran portion of the paid-up license if the customer decides to change from MSC.Nastran to the Acquirer’s version of Nastran.  The Company does not believe it will sustain a material loss as a result of the FTC settlement.  However, the value of the related contracts subject to potential refund was approximately $23,300,000 as of June 30, 2003.  For arrangements with customers that convert to a paid-up license after November 1, 2002, the Company defers revenue for the fair value of the Nastran paid-up license because of this provision in the FTC settlement which, for accounting purposes, makes the fee not fixed or determinable.  As of June 30, 2003, the Company has deferred approximately $6,000,000 of such revenue (which is included in the $23,300,000 above), which is included in deferred revenue in the accompanying condensed consolidated balance sheet.  Such revenues will be recognized ratably over a 48 month term until the customer requests a refund or the twelve month period to request such a refund lapses, at which time the remaining deferred revenue will be recognized.  The twelve month period to request a refund expires in June 2004.  The actual amount of refunds the Company will be required to repay to customers will depend upon various factors including number of customers that request refunds, the original amount of the paid-up arrangement and the timing of the requested refund.  The Company believes that the possibility of any significant refunds is remote.  Accordingly, no amounts have been recorded in the accompanying financial statements related to potential refunds.  The Company has reached a final license agreement with Electronic Data Systems (“EDS”) as the Acquirer pursuant to the settlement, which has been approved by the FTC on June 10, 2003.

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

We derive our revenues from three principal sources:  the delivery of our software products, the delivery of related services and previously the resale and integration of information technology systems.  Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third party’s software.  We provide a variety of licensing alternatives for the use of our software products.  Our customers typically license our software products on either a monthly, annual or longer basis (a time-based license) or a paid-up long-term basis.  Under a time-based license, the customer receives both the right to use the software and any updates during the term and certain technical support services.  We recognize the time-based license fee revenue ratably over the term of the license, although typically the license fee is payable at the beginning of the term.  Under a paid-up license, the customer receives the right to use the software for 25 years and typically enters into an annual maintenance agreement to receive software updates and technical support services.  We allocate revenue to the undelivered element (maintenance) based upon its respective fair value.  The fair value of the maintenance portion of the arrangement is based upon the price when sold separately or the renewal rate specified in the contract with the customer.  We recognize the revenue from the maintenance fee ratably over the term of the maintenance agreement.  Based on customer preference, a growing portion of our software licensing is done on a paid-up license basis.  As a result, growing or even maintaining software revenue depends upon selling additional licenses.

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

	For the three months ended June 30, 2003			For the six months ended June 30, 2003
	Software and Services	Systems	Total	Software and Services	Systems	Total

Revenue	$60,397,000	$19,911,000	$80,308,000	$121,775,000	$43,602,000	$165,377,000

Gross Profit	$40,645,000	$766,000	$41,411,000	$84,921,000	$2,342,000	$87,263,000

Proforma Loss Before Benefit for Income Taxes and Cumulative Effect of Change in Accounting Principle	$(10,845,000)	$(22,623,000)	$(33,468,000)	$(7,965,000)	$(23,758,000)	$(31,723,000)

All operating expenses and other income (expense) have been included in the Software and Services column above, with the exception of expenses that are specifically attributable to the Systems business, consistent with how discontinued operations would be presented.  Operating expenses specifically attributable to the Systems business and included in the Systems column above were $23,269,000 and $25,815,000 for the three and six months ended June 30, 2003, respectively, including impairments of goodwill of $18,406,000, other current assets of $740,000 and fixed assets of $518,000 and a restructuring charge primarily consisting of severance costs of $699,000 as well as other operating expenses specifically attributable to the Systems business of $2,906,000 and $5,452,000 for the three and six months ended June 30, 2003.  Interest expense attributed to the Systems business and included in the Systems column above was $120,000 and $285,000 for the three and six months ended June 30, 2003, respectively, consisting of interest expense on the $20,000,000 note payable to shareholders, which was incurred in connection with the acquisition of AES, and was allocated to the Systems business.

Proforma loss before benefit for income taxes and cumulative effect of change in accounting principle for the three and six months ended June 30, 2003 for the Software and Services businesses, includes all operating expenses not specifically attributable to the Systems business, including $2,730,000 of restructuring charges, $1,500,000 of impairment of fixed assets, $3,797,000 of prepayment penalties and a write-off of approximately $2,287,000 of unamortized debt issuance costs related to the refinancing of our debt.

	For the three months ended June 30, 2002			For the six months ended June 30, 2002
	Software and Services	Systems	Total	Software and Services	Systems	Total

Revenue	$68,079,000	$27,037,000	$95,116,000	$114,051,000	$47,505,000	$161,556,000

Gross Profit	$43,221,000	$5,605,000	$48,826,000	$74,419,000	$10,578,000	$84,997,000

Proforma Income (Loss) Before Provision (Benefit) for Income Taxes and Cumulative Effect of Change in Accounting Principle	$(9,906,000)	$769,000	$(9,137,000)	$(15,091,000)	$2,050,000	$(13,041,000)

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

Proforma Income (Loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle for the three and six months ended June 30, 2002 for the Software and Services businesses, include $4,040,000 of restructuring charges and $2,380,000 for a write-off of acquired in-process R&D related to the acquisition of MDI.

RESULTS OF OPERATIONS

The following table sets forth items included in the condensed consolidated statements of operations data as percentages of total revenue for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUE:
Software	44.8%	47.4%	44.0%	47.9%
Services	30.4%	24.2%	29.6%	22.7%
Systems	24.8%	28.4%	26.4%	29.4%

Total Revenue	100.0%	100.0%	100.0%	100.0%

COST OF REVENUE:
Software	6.7%	6.4%	5.5%	7.1%
Software - Impairment of Capitalized Development Costs	1.0%	4.0%	0.5%	2.3%
Services	16.9%	15.8%	16.3%	15.1%
Systems	23.8%	22.5%	24.9%	22.9%

Total Cost of Revenue	48.4%	48.7%	47.2%	47.4%

GROSS PROFIT	51.6%	51.3%	52.8%	52.6%

OPERATING EXPENSE:
Research and Development	8.8%	7.1%	8.8%	7.8%
Selling, General and Administrative	41.8%	44.4%	40.0%	46.6%
Restructuring and Other Impairment Charges	30.6%	4.2%	15.0%	2.5%
Write-Off of Acquired In-Process R&D	0.0%	2.5%	0.0%	1.5%
Amortization of Intangibles	2.4%	1.8%	2.3%	1.7%

Total Operating Expense	83.6%	60.0%	66.1%	60.1%

OPERATING LOSS	(32.0)%	(8.7)%	(13.3)%	(7.5)%

OTHER EXPENSE:
Interest Expense	2.0%	1.7%	2.2%	1.5%
Other Expense (Income), Net	7.7%	(0.8)%	3.7%	(0.9)%

Total Other Expense, Net	9.7%	0.9%	5.9%	0.6%

LOSS BEFORE BENEFIT FOR INCOME
TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(41.7)%	(9.6)%	(19.2)%	(8.1)%

Benefit for Income Taxes	(7.1)%	(3.2)%	(3.1)%	(2.8)%

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(34.6)%	(6.4)%	(16.1)%	(5.3)%

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

Cost of Revenue - Software  – Cost of revenue - software was $5,378,000, or 15% of software revenue, for 2003 compared to $6,066,000, or 13% of software revenue, for the prior year.  These amounts include amortization of capitalized software development costs of $2,240,000 and $2,435,000 for 2003 and 2002, respectively.  The decrease in cost of revenue – software is primarily due to a decrease in royalties expense related to the decrease in software revenue.

Cost of Revenue - Software - Impairment of Capitalized Development Costs–       Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86 and SFAS No. 144.  In the second quarter of 2003, we wrote-off $782,000 of prepaid expenses incurred as part of a joint development project with a third party software development company, which is included in cost of revenue.  In the second quarter of 2002, $3,759,000 of capitalized software development costs were deemed to be impaired and were written-off and included in cost of revenue in accordance with SFAS No. 86.  The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during the second quarter of 2002.

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

Research and Development - In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized.  Research and development expense for 2003 was $7,049,000 compared to $6,712,000 for 2002, an increase of $337,000, or 5%.  Of this amount, $252,000 for 2003 and $512,000 for 2002 relates to the Systems business.  As discussed above, we are exiting the Systems business and do not expect these costs to continue.  The total gross investment in software development activities for 2003 was $10,416,000, or 17% of total software and services revenue, compared to $10,385,000, or 15% of total software and services revenue, for the prior year.  Capitalized software development costs were $3,367,000 for 2003 compared to $3,673,000 for the prior year, a decrease of $306,000, or 8%.  The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development.  Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market.  Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

Selling, General and Administrative - Selling, general and administrative expense was $33,577,000, or 42% of total revenue, for 2003 compared to $42,317,000, or 44% of total revenue, for 2002, a decrease of $8,740,000, or 21%.  Of this amount, $2,654,000 for 2003 and $4,159,000 for 2002 relates to the Systems business.  As discussed above, we are exiting the Systems business and do not expect these costs to continue.  Selling, general and administrative expenses in 2002 included approximately $4,600,000 of costs related to an FTC administrative proceeding.  In addition, we have taken various cost cutting measures over the last year, including reductions in workforce that have resulted in lower selling, general and administrative expenses.

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

Cost of Revenue - Software  – Cost of revenue - software was $9,099,000, or 12% of software revenue, for 2003 compared to $11,542,000, or 15% of software revenue, for the prior year.  These amounts include amortization of capitalized software development costs of $4,221,000 and $5,365,000 for 2003 and 2002, respectively.  The decrease in cost of revenue – software is primarily due to a decrease in the software amortization and a decrease in royalties expense related to the decrease in software revenue.

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

Research and Development - In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized.  Research and development expense for 2003 was $14,569,000 compared to $12,672,000 for 2002, an increase of $1,897,000, or 15%.  Of this amount, $524,000 for 2003 and $1,134,000 for 2002 relates to the Systems business.  As discussed above, we are exiting the Systems business and do not expect these costs to continue.  The total gross investment in software development activities for 2003 was $20,865,000, or 17% of total software and services revenue, compared to $19,965,000, or 18% of total software and services revenue, for the prior year.  Gross investment in software development increased primarily due to the acquisition of MDI in April 2002.  Capitalized software development costs were $6,296,000 for 2003 compared to $7,293,000 for the prior year, a decrease of $997,000, or 14%.  The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development.  Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market.  Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

Selling, General and Administrative - Selling, general and administrative expense was $66,171,000, or 40% of total revenue, for 2003 compared to $75,330,000, or 47% of total revenue, for 2002, a decrease of $9,159,000, or 12%.  Of this amount, $4,929,000 for 2003 and $7,065,000 for 2002 relates to the Systems business.  As discussed above, we are exiting the Systems business and do not expect these costs to continue.  Selling, general and administrative expenses in 2002 included approximately $9,100,000 of costs related to an FTC administrative proceeding.

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

Net cash provided by operating activities was $17,809,000 for the six months ended June 30, 2003 compared to $14,062,000 for the six months ended June 30, 2002.  The increase in cash flow from operations was impacted by a decrease in the net change of trade accounts receivable from the prior period of $21,443,000 and an increase in depreciation and amortization of property and equipment of $2,046,000, offset by an increase in the net change of accounts payable from the prior period of $20,095,000.  The decrease in the net change of trade accounts receivable was primarily due to improved collections and a reduction of our days sales outstanding.  The increase in depreciation and amortization of property and equipment was due primarily to the acquisition of MDI.  The increase in the net change of accounts payable was due to increased payments on accounts payable as a result of improved cash collections.  Other changes in our balance sheet include an increase in other current assets, a decrease in other current liabilities and an increase in deferred revenue.  The increase in other current assets was primarily due to an increase in our income tax receivable.  The decrease in other current liabilities was primarily due to a decrease in various accrued expenses.  The increase in deferred revenue was primarily due to an increase in recurring software contracts, including both renewals and new contracts.  Deferred revenue was also affected by the deferral of paid-up revenue related to MSC.Nastran as a result of the FTC settlement.

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

The Convertible Notes mature on May 5, 2008, and bear interest at 2.5% with interest payments due semi-annually on May 5 and November 5, beginning on November 5, 2003.  The Convertible Notes are convertible into our common stock at a conversion price of $8.515 per share, subject to adjustment upon the occurrence of specified events.  This represents a 30% conversion premium based on the closing price of $6.55 of our common stock on April 29, 2003.  Each $1,000 principal amount of the Convertible Notes is initially convertible into 117.4398 shares of our common stock.  The holders of the Convertible Notes may convert their Convertible Notes at any time on or before the maturity date.  We may redeem the Convertible Notes on or after May 5, 2006, assuming the price of our common stock has attained and remained at certain price levels, and are required to offer to repurchase the Convertible Notes upon a change in control, as defined in the indenture for the Convertible Notes.

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

•                  Timing of orders from customers;

•                  Recent trends towards paid-up licenses;

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

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

We maintain the MSC.Software Profit Sharing Plan which includes a 401(k) feature that allows participants to make contributions to the plan from their compensation on a before-tax basis.  A participant’s contributions to the plan are credited to an account maintained in his or her name under the plan.  A participant is permitted to invest his or her Profit Sharing Plan account in the MSC Stock Fund, an investment alternative under the plan that is invested principally in our common stock.  Shares held in the MSC Stock Fund under the Profit Sharing Plan are purchased by the plan trustee on the open market using contributions invested in that fund.  During the current Quarter covered by this report, an aggregate of 61,000 shares of our common stock for an aggregate purchase price of $413,000 were purchased on the market for the MSC Stock Fund and an aggregate of $200,000 of participant contributions were invested in the MSC Stock Fund.  No exception to the registration requirements of the Securities Act of 1933 existed for the sale of such shares to the participants.  This practice has been suspended until the appropriate registration statement can be filed under the Securities Act of 1933.

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

10.3

Divestiture and Software License Agreement, dated April 7, 2003, between MSC.Software Corporation and Unigraphics Solutions, Inc. a wholly owned subsidiary of Electronic Data Systems, Inc.** (confidential treatment requested)

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

MSC.SOFTWARE CORPORATION
(Registrant)

		By:	/s/ LOUIS A. GRECO
Date:	October 28, 2003		LOUIS A. GRECO – Chief Financial Officer
(Mr. Greco is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)