Form 10-Q
period 2003-09-30
MSC SOFTWARE CORP
filed 2003-11-14
CIK 717238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2003

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

As of October 20, 2003, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 30,438,197.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

SEPTEMBER 30, 2003

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$40,061,000	$29,387,000
Investments	5,200,000	5,177,000
Trade Accounts Receivable, Net of Allowance of $2,322,000 and $3,024,000 at September and December, Respectively	58,508,000	60,896,000
Deferred Tax Assets	17,910,000	19,839,000
Current Assets of Discontinued Operations	3,294,000	38,341,000
Other Current Assets	29,950,000	15,737,000

Total Current Assets	154,923,000	169,377,000

Property and Equipment, Net	31,523,000	34,888,000
Capitalized Software Costs, Net	28,112,000	25,957,000
Goodwill and Indefinite Lived Intangibles	200,113,000	197,652,000
Other Intangible Assets, Net	43,004,000	48,730,000
Long Term Assets of Discontinued Operations	—	19,029,000
Other Assets	22,683,000	11,641,000

TOTAL ASSETS	$480,358,000	$507,274,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$9,729,000	$9,919,000
Current Portion of Note Payable	—	13,750,000
Current Portion of Notes Payable to Shareholders	—	4,590,000
Deferred Revenue	64,799,000	67,327,000
Compensation and Related Expenses	15,352,000	13,370,000
Restructuring Reserve	2,746,000	4,105,000
Current Liabilities of Discontinued Operations	5,150,000	24,868,000
Other Current Liabilities	17,321,000	23,659,000

Total Current Liabilities	115,097,000	161,588,000

Deferred Income Taxes	27,377,000	29,243,000
Note Payable, Less Current Portion	—	40,104,000
Notes Payable to Shareholders, Less Current Portion	4,658,000	10,536,000
Subordinated Notes Payable	6,970,000	6,817,000
Subordinated Convertible Debentures	100,000,000	—
Long Term Liabilities of Discontinued Operations	—	9,344,000
Other Long Term Liabilities	7,160,000	7,162,000

Commitments and Contingencies (Note 15)

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 30,434,000 and 29,776,100 Issued and Outstanding at September and December, Respectively	304,000	298,000
Additional Paid-in Capital	285,251,000	282,058,000
Accumulated Other Comprehensive Loss	(3,383,000)	(3,367,000)
Accumulated Deficit	(62,799,000)	(36,232,000)
Treasury Shares, At Cost (40,000 Shares)	(277,000)	(277,000)

Total Shareholders’ Equity	219,096,000	242,480,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$480,358,000	$507,274,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE:
Software	$35,569,000	$35,303,000	$108,428,000	$112,686,000
Services	26,565,000	26,287,000	75,481,000	62,955,000

Total Revenue	62,134,000	61,590,000	183,909,000	175,641,000

COST OF REVENUE:
Software	5,887,000	5,744,000	14,986,000	17,286,000
Software - Impairment of Capitalized Development Costs	—	992,000	782,000	4,751,000
Services	13,728,000	14,976,000	40,701,000	39,307,000

Total Cost of Revenue	19,615,000	21,712,000	56,469,000	61,344,000

GROSS PROFIT	42,519,000	39,878,000	127,440,000	114,297,000

OPERATING EXPENSE:
Research and Development	6,711,000	6,036,000	20,756,000	17,574,000
Selling, General and Administrative	31,106,000	30,103,000	92,348,000	98,368,000
Restructuring and Other Impairment Charges	—	5,024,000	4,231,000	9,064,000
Write-Off of Acquired In-Process R&D	—	—	—	2,380,000
Amortization of Intangibles	1,896,000	1,910,000	5,710,000	4,656,000

Total Operating Expense	39,713,000	43,073,000	123,045,000	132,042,000

OPERATING INCOME (LOSS)	2,806,000	(3,195,000)	4,395,000	(17,745,000)

OTHER EXPENSE:
Interest Expense	1,107,000	1,923,000	4,499,000	3,940,000
Other Expense (Income), Net	(814,000)	876,000	5,348,000	(600,000)

Total Other Expense, Net	293,000	2,799,000	9,847,000	3,340,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	2,513,000	(5,994,000)	(5,452,000)	(21,085,000)

Provision (Benefit) for Income Taxes	1,106,000	(1,761,000)	(1,922,000)	(7,073,000)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,407,000	(4,233,000)	(3,530,000)	(14,012,000)

DISCONTINUED OPERATIONS:
Income (Loss) from Discontinued Operations, Net of Tax	188,000	(1,565,000)	(2,351,000)	(294,000)
Loss from Disposal of Discontinued Operations, Net of Tax	(1,500,000)	—	(20,686,000)	—

LOSS FROM DISCONTINUED OPERATIONS	(1,312,000)	(1,565,000)	(23,037,000)	(294,000)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	95,000	(5,798,000)	(26,567,000)	(14,306,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(39,300,000)

NET INCOME (LOSS)	$95,000	$(5,798,000)	$(26,567,000)	$(53,606,000)

BASIC EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$0.05	$(0.14)	$(0.12)	$(0.48)

DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$0.04	$(0.14)	$(0.12)	$(0.48)

BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.04)	$(0.05)	$(0.77)	$(0.01)

DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.03)	$(0.05)	$(0.77)	$(0.01)

BASIC AND DILUTED LOSS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.00	$0.00	$0.00	$(1.34)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.20)	$(0.89)	$(1.82)

DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.20)	$(0.89)	$(1.82)

Basic Weighted-Average Shares Outstanding	30,258,000	29,626,000	30,019,000	29,379,000

Diluted Weighted-Average Shares Outstanding	42,360,000	29,626,000	30,019,000	29,379,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(3,530,000)	$(14,012,000)
Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	479,000	905,000
Depreciation and Amortization of Property and Equipment	9,936,000	7,718,000
Amortization of Capitalized Software Development Costs	6,833,000	7,761,000
Amortization of Intangibles	5,710,000	4,656,000
Write-off of Acquired IPR&D	—	2,380,000
Impairment of Capitalized Software Development Costs	782,000	4,751,000
Amortization of Discounts	323,000	314,000
Loss on Disposal of Property and Equipment	7,000	15,000
Deferred Income Taxes	15,000	(994,000)
Impairment of Assets	1,499,000	—
Write-off of Capitalized Debt Issuance Costs	2,287,000	—
Other	(30,000)	861,000
Changes in Assets and Liabilities, Net of Effect of Acquisitions:
Trade Accounts Receivable	1,307,000	24,254,000
Other Current Assets	(12,527,000)	(16,213,000)
Accounts Payable	(3,716,000)	(4,471,000)
Deferred Revenue	(2,528,000)	(7,111,000)
Compensation and Related Expenses	2,040,000	1,017,000
Restructuring Reserve	(1,359,000)	1,957,000
Other Liabilities	(5,199,000)	(1,434,000)

Net Cash Provided By Operating Activities	2,329,000	12,354,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(4,532,000)	(8,633,000)
Cash Paid For Acquisition of MDI, Net	—	(111,283,000)
Cash Paid For Other Business Acquired, Net	—	(4,418,000)
Capitalized Software Development Costs	(8,911,000)	(10,692,000)
Purchase of U.S. Government Securities	(11,876,000)	—
Other	828,000	(2,559,000)

Net Cash Used In Investing Activities	(24,491,000)	(137,585,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Line of Credit or Debt	(64,462,000)	64,833,000
Issuance of Subordinated Convertible Debentures	100,000,000	—
Payment of Debt Issuance Costs	(3,500,000)	—
Payment of Debt Prepayment Penalty	(3,797,000)	—
Issuance of Common Stock	2,048,000	4,795,000

Net Cash Provided By Financing Activities	30,289,000	69,628,000

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	570,000	1,442,000

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	1,977,000	(1,240,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,674,000	(55,401,000)
Cash and Cash Equivalents at Beginning of Period	29,387,000	86,056,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,061,000	$30,655,000

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of MSC.Software Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation, including Impairment of Capitalized Software Development Costs which has been reclassified from operating expenses to cost of revenue.

In the second quarter of 2003, the Company decided to exit its Systems business.  In the third quarter of 2003, the Company completed the terminations of the workforce employed by and ceased operations of the Systems business.  Accordingly, all current and prior financial information related to the Systems business has been presented as discontinued operations in the accompanying condensed consolidated financial statements.

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

The Emerging Issues Task Force (“EITF”) recently reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning with the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2003, the EITF reached a consensus on EITF 03-5, “Applicability of AICPA SOP 97-2 to Non-Software Deliverables.”  EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2.  In general, any non-software deliverables are within the scope of SOP 97-2 if the software deliverable is essential to the functionality of the non-software deliverable.  This EITF was ratified by the Financial Accounting Standards Board (“FASB”) on August 13, 2003.  The adoption of EITF 03-5 did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3 – CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, and No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 12 - Segment Information.

During the second quarter of 2002, the Company completed the transitional impairment test required under the new rules and recorded a non-cash charge of $39,300,000 to reduce the carrying value of goodwill, effective in the first quarter of 2002.  The impairment relates entirely to the Company’s Systems reporting unit, which was almost entirely generated from the acquisition of Advanced Enterprise Solutions, Inc. (“AES”).  Such charge is nonoperational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations.  In calculating the impairment charge, the fair value of the impaired reporting unit underlying the Systems segment was estimated using a discounted cash flow methodology and recent comparable transactions.  The impairment primarily resulted from an increase in the Company’s stock price immediately prior to the date that the AES acquisition was announced and valued for accounting purposes, as well as a decline in market multiples in the information systems reseller industry.

NOTE 4 – BUSINESS ACQUISITIONS

Mechanical Dynamics, Inc.

On April 19, 2002, the Company, through a wholly owned subsidiary, completed the acquisition of the outstanding common stock of Mechanical Dynamics, Inc. (“MDI”) through a tender offer.  The acquisition of MDI has been accounted for as a purchase, and accordingly, the results of operations of MDI since April 19, 2002 are included in the Company’s condensed consolidated statements of operations.  The following summarized unaudited pro forma consolidated results of operations reflect the effect of the MDI acquisition as if it had occurred on January 1, 2002. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of January 1, 2002 and should not be construed as representative of future operations.

Nine Months Ended September 30,
2002

Revenue	$190,052,000

Net Loss before Cumulative Effect of Change in Accounting Principle	$(17,318,000)

Net Loss	$(56,618,000)

Basic and Diluted Loss Per Share Before Cumulative Effect of Change in Accounting Principle	$(0.59)

Basic and Diluted Loss Per Share	$(1.93)

NOTE 5 – CAPITALIZED SOFTWARE COSTS

Capitalized software development costs and amortization of capitalized software development costs, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Capitalized Software Development Costs	$(2,615,000)	$(3,399,000)	$(8,911,000)	$(10,692,000)

Amortization of Capitalized Software Costs	2,612,000	2,396,000	6,833,000	7,761,000

	$(3,000)	$(1,003,000)	$(2,078,000)	$(2,931,000)

In addition, the Company purchased certain software that was capitalized during the nine months ended September 30, 2003 amounting to $77,000.  The Company did not purchase any capitalized software during the three months ended September 30, 2003.

Amortization expense associated with capitalized software costs is reported in cost of software revenue, and capitalized software development costs are reported as a reduction of research and development expense.

The Company had provided advances under a joint development project with a third party software development company.  Amounts incurred as part of the joint development project had been recorded as prepaid expenses and included in other current assets.  During the second quarter of 2003, the Company determined that the amounts included in other current assets would not be recoverable and wrote-off $782,000 related to the joint development project, which has been included in cost of revenue in the accompanying condensed consolidated statements of operations.

Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86.  During the three and nine months ended September 30, 2002, the Company recognized non-cash, pre-tax impairment charges of $992,000 and $4,751,000, respectively, related to capitalized software development costs.  The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as the Company’s restructuring during 2002.  The impairment charges are included in cost of revenue in the accompanying condensed consolidated statements of operations.

NOTE 6 – OTHER INTANGIBLE ASSETS

As of September 30, 2003 and December 31, 2002, other intangible assets consist of the following:

	September 30, 2003	December 31, 2002

Developed Technology	$57,324,000	$57,324,000
Customer List	6,322,000	6,322,000
Value-Added Reseller Distribution Channel	5,200,000	5,200,000
Other	219,000	235,000

	69,065,000	69,081,000
Less Accumulated Amortization	(26,061,000)	(20,351,000)

Other Intangible Assets, Net	$43,004,000	$48,730,000

For the nine months ended September 30, 2003, amortization expense was $5,710,000.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Years Ended December 31,	Estimated Amortization Expense

2003	$7,584,000
2004	5,489,000
2005	5,314,000
2006	5,314,000
2007	5,314,000

NOTE 7 –RESTRUCTURING AND OTHER IMPAIRMENT CHARGES

Restructuring

As of September 30, 2003, the Company had three separate and distinct restructuring plans, including the restructuring plan initiated in 2001 (the “2001 Plan”), the restructuring plan initiated in the second quarter of 2002 (the “2002 Plan”) and the restructuring plan initiated in the second quarter of 2003 (the “2003 Plan”).  Under the 2002 Plan, the Company terminated 310 employees.

During the second quarter of 2003, the Company terminated 55 employees and recorded total restructuring charges of $2,731,000 under the 2003 Plan related to a workforce reduction.

The following is the activity for all plans for the nine months ended September 30, 2003:

	2001 Plan	2002 Plan			2003 Plan	Total
	Facilities	Workforce Reductions	Facilities	Total	Workforce Reductions	Restructuring Reserve

Balance at December 31, 2002	$129,000	$3,079,000	$897,000	$3,976,000	$—	$4,105,000

Restructuring Charges	—	—	—	—	2,731,000	2,731,000
Cash Payments	(106,000)	(2,076,000)	(664,000)	(2,740,000)	(1,244,000)	(4,090,000)

Balance at September 30, 2003	$23,000	$1,003,000	$233,000	$1,236,000	$1,487,000	$2,746,000

Other Impairments

The Company had previously purchased certain fixed assets that were held and used in one or more revenue generating projects.  In the second quarter of 2003, the Company determined, in accordance with SFAS No. 144, that these held and used assets were impaired because the carrying value exceeded the sum of the undiscounted future cash flows from the use and eventual disposition of the assets.  As a result, the Company recorded an impairment charge of $1,500,000, which represented the amount by which the carrying value of the assets exceeded their fair value.

Discontinued Operations

In addition to the restructuring charges related to continuing operations described above, for the nine months ended September 30, 2003, the Company has terminated 63 employees and recorded aggregate restructuring charges of $3,157,000 related to discontinued operations, including $2,280,000 for workforce reductions and $877,000 related to closing or consolidating facilities.  The remaining balance of the restructuring reserve related to discontinued operations is $1,810,000 as of September 30, 2003, which is included in Current Liabilities of Discontinued Operations in the accompanying condensed consolidated balance sheets.

NOTE 8 – OTHER CURRENT ASSETS AND LIABILITIES

The components of other current assets are as follows:

	September 30, 2003	December 31, 2002

Income Tax Receivable	$14,158,000	$483,000
Prepaid Expenses	6,792,000	7,716,000
Other Current Assets	9,000,000	7,538,000

Total Other Current Assets	$29,950,000	$15,737,000

The components of other current liabilities are as follows:

	September 30, 2003	December 31, 2002

Sales Tax Payable	$4,499,000	$4,516,000
Commissions Payable	2,298,000	2,642,000
Contributions to Profit Sharing Plan	2,472,000	3,258,000
Royalties Payable	1,760,000	1,703,000
Interest Payable	1,467,000	1,599,000
Other Accrued Liabilities	4,825,000	9,941,000

Total Other Current Liabilities	$17,321,000	$23,659,000

NOTE 9 –SUBORDINATED CONVERTIBLE DEBENTURES

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

The Company used the proceeds from the Convertible Notes to repay all amounts outstanding under the Loan and Security Agreement entered into in November 2002 (the “Loan Agreement”) and $20,000,000 of the notes payable to shareholders issued in connection with the acquisition of AES in July 2001.  Approximately $11,876,000 of the proceeds were used to acquire U.S. Government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due.  The portion of pledged securities that will be used to pay interest in November 2003 and May 2004 is included in other current assets and the remaining $9,436,000 is included in other assets in the accompanying September 30, 2003, condensed consolidated balance sheet.

In the second quarter of 2003, the Company paid approximately $3,797,000 of prepayment penalties under the Loan Agreement and wrote-off approximately $2,287,000 of unamortized debt issuance costs related to the Loan Agreement.  These refinancing related costs totaling $6,084,000 are included in Other Expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2003.

In connection with the issuance of the Convertible Notes, the Company incurred approximately $3,500,000 of debt issuance costs, which are being amortized over the five year term of the Convertible Notes.

NOTE 10 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Numerator:
Numerator for Basic Earnings (Loss) Per Share - Income (Loss) From Continuing Operations	$1,407,000	$(4,233,000)	$(3,530,000)	$(14,012,000)
Effect of Dilutive Securities:
Interest on Subordinated Convertible Debentures, Net of Tax	492,000	—	—	—

Numerator for Diluted Earnings (Loss)
Per Share - Income (Loss) from Continuing Operations	1,899,000	(4,233,000)	(3,530,000)	(14,012,000)

Loss from Discontinued Operations	(1,312,000)	(1,565,000)	(23,037,000)	(294,000)
Cumulative Effect of Change in Accounting Principle	—	—	—	(39,300,000)

Numerator for Diluted Earnings (Loss)
Per Share - Net Income (Loss)	$587,000	$(5,798,000)	$(26,567,000)	$(53,606,000)

Denominator:
Denominator for Basic Earnings (Loss)
Per Share - Weighted-Average Shares Outstanding	30,258,000	29,626,000	30,019,000	29,379,000

Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	358,000	—	—	—
Subordinated Convertible Debentures	11,744,000	—	—	—

Dilutive Potential Common Shares	12,102,000	—	—	—

Denominator for Diluted Earnings (Loss) per Share	42,360,000	29,626,000	30,019,000	29,379,000

BASIC EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$0.05	$(0.14)	$(0.12)	$(0.48)

DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$0.04	$(0.14)	$(0.12)	$(0.48)

BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.04)	$(0.05)	$(0.77)	$(0.01)

DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.03)	$(0.05)	$(0.77)	$(0.01)

BASIC AND DILUTED LOSS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.00	$0.00	$0.00	$(1.34)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.20)	$(0.89)	$(1.82)

DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.20)	$(0.89)	$(1.82)

For the three months ended September 30, 2003, the incremental shares from the assumed exercise of certain stock options and the assumed conversion of the subordinated convertible debentures are included in computing the diluted per share amounts for discontinued operations and net income even though the incremental shares are antidilutive.  Under Statement of Financial Accounting Standards No. 128, “Earnings per Share”, income from continuing operations is used as the “control number” to determine whether the potential incremental shares are dilutive or antidilutive.  Accordingly, the same number of incremental shares used in computing the diluted per share amount for income from continuing operations was used in computing diluted loss per share from discontinued operations and diluted earnings per share.

The computation of diluted earnings (loss) per share for the three months ended September 30, 2003 and 2002 excludes approximately 5,769,000 and 7,836,000 weighted average shares, respectively, relating to the possible exercise of outstanding stock options, employee stock purchase plan shares, warrants and subordinated convertible debentures.  The computation of diluted loss per share for the nine months ended September 30, 2003 and 2002 excludes approximately 10,691,000 and 7,836,000 weighted average shares, respectively, relating to the possible exercise of outstanding stock options, employee stock purchase plan shares, warrants and subordinated convertible debentures.  These items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NOTE 11 – STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Accordingly, no compensation expense is recognized for the stock option grants.  Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”), as described below, been determined based on the fair value at the grant date for awards during the three and nine months ended September 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s Net Income (Loss), Basic Earnings (Loss) Per Share and Diluted Earnings (Loss) Per Share would have been adjusted to the pro forma amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income (Loss), As Reported	$95,000	$(5,798,000)	$(26,567,000)	$(53,606,000)
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(723,000)	(1,427,000)	(2,853,000)	(4,596,000)
Pro Forma Net Loss	$(628,000)	$(7,225,000)	$(29,420,000)	$(58,202,000)
Earnings (Loss) Per Share:
Basic - As Reported	$0.00	$(0.20)	$(0.89)	$(1.82)
Diluted - As Reported	$0.01	$(0.20)	$(0.89)	$(1.82)
Basic and Diluted - Pro Forma	$(0.02)	$(0.24)	$(0.98)	$(1.98)

The pro forma effect on the Company’s Net Income (Loss) and Basic and Diluted Earnings (Loss) Per Share for the three and nine months ended September 30, 2003 and 2002 is not representative of the pro forma effect in future years.  The pro forma effect does not take into consideration compensation expense related to grants made prior to 1996 or additional grants in future years, which are anticipated.  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Stock Options:
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	70.5%	65.6%	67.2%	65.6%
Risk-Free Interest Rate	3.18%	4.23%	2.85%	4.23%
Estimated Life	5 years	5 years	5 years	5 years

ESPP Shares:
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	88.3%	76.9%	95.5%	68.5%
Risk-Free Interest Rate	1.16%	1.77%	1.27%	2.10%
Estimated Life	0.5 years	0.5 years	0.5 years	0.5 years

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

NOTE 12 – SEGMENT INFORMATION

The Company’s chief operating decision maker reviews financial information to manage the business consistent with the presentation in the condensed consolidated financial statements, focusing on the revenues and gross profit for each segment.  The revenues and gross profit attributable to these segments are included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Software	$35,569,000	$35,303,000	$108,428,000	$112,686,000
Services	26,565,000	26,287,000	75,481,000	62,955,000

Total Revenue	$62,134,000	$61,590,000	$183,909,000	$175,641,000

Gross Profit:
Software	$29,682,000	$28,567,000	$92,660,000	$90,649,000
Services	12,837,000	11,311,000	34,780,000	23,648,000

Gross Profit	$42,519,000	$39,878,000	$127,440,000	$114,297,000

Services revenue includes software support revenue and consulting and training revenue.  For the three months ended September 30, 2003 and 2002, software support revenue was $14,103,000 and $14,451,000, respectively, and consulting and training revenue was $12,462,000 and $11,836,000, respectively.  For the nine months ended September 30, 2003 and 2002, software support revenue was $40,793,000 and $35,852,000, respectively, and consulting and training revenue was $34,688,000 and $27,103,000, respectively.

International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue.  Revenue is attributed to the country in which the customer is located.  The following table summarizes the revenues of the Company’s operations by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
The Americas (1)	$20,563,000	$24,013,000	$64,303,000	$70,603,000
Europe	20,722,000	17,987,000	60,171,000	52,334,000
Asia-Pacific	20,849,000	19,590,000	59,435,000	52,704,000

Total Revenue	$62,134,000	$61,590,000	$183,909,000	$175,641,000

(1)       Substantially the United States

The following table summarizes the identifiable assets of the Company’s operations by geographic location:

	September 30, 2003	December 31, 2002

Identifiable Assets:
The Americas (1)	$392,251,000	$408,463,000
Europe	38,889,000	43,036,000
Asia-Pacific	49,218,000	55,775,000

Total Identifiable Assets	$480,358,000	$507,274,000

(1)       Substantially the United States

The net assets of the Company’s foreign subsidiaries (excluding intercompany items) totaled $23,576,000 and $35,663,000 as of September 30, 2003 and December 31, 2002, respectively.  Long-lived assets included in these amounts were $7,818,000 and $8,805,000 as of September 30, 2003 and December 31, 2002, respectively.

NOTE 13 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Income (Loss)	$95,000	$(5,798,000)	$(26,567,000)	$(53,606,000)

Change in Accumulated Translation Adjustment	(302,000)	110,000	(31,000)	3,471,000

Change in Unrealized Investment Gain, Net of Tax	527,000	(662,000)	15,000	341,000

Comprehensive Income (Loss)	$320,000	$(6,350,000)	$(26,583,000)	$(49,794,000)

The Company does not provide any deferred tax benefit for the accumulated currency translation adjustment because the recoverability of the benefit is not anticipated in the foreseeable future.  The unrealized investment gain as of September 30, 2003 was $3,131,000, net of tax of $2,002,000.

The aggregate foreign currency transaction gain included in the accompanying condensed consolidated statements of operations was $701,000 and $501,000 for the three and nine months ended September 30, 2003, respectively.  For the three and nine months ended September 30, 2002, the aggregate foreign currency transaction loss was $632,000 and $634,000, respectively.

NOTE 14 – DISCONTINUED OPERATIONS

In the second quarter of 2003, the Company decided to exit its Systems business.  In the third quarter of 2003, the Company completed the terminations of the workforce employed by and ceased operations of the Systems business.  Accordingly, all current and prior financial information related to the Systems business has been presented as discontinued operations in the accompanying condensed consolidated financial statements.

The operating results of the discontinued Systems business included in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Revenues	$1,992,000	$19,440,000	$45,594,000	$66,945,000

Income (Loss) before Provision (Benefit) for Income Taxes	$308,000	$(2,524,000)	$(3,786,000)	$(474,000)
Provision (Benefit) for Income Taxes	120,000	(959,000)	(1,435,000)	(180,000)
Income (Loss) from Discontinued Operations	$188,000	$(1,565,000)	$(2,351,000)	$(294,000)

The Company has also recorded restructuring charges and asset impairments related to the disposal of this discontinued operation.  For the three months ended September 30, 2003, the Company recorded restructuring charges of $2,458,000, including $1,581,000 for workforce reductions and $877,000 related to closing or consolidating facilities.  For the nine months ended September 30, 2003, the Company recorded restructuring charges of $3,157,000, including $2,280,000 for workforce reductions and $877,000 related to closing or consolidating facilities, and asset impairment charges totaling $19,664,000, including $18,406,000 of goodwill, $740,000 of other current assets and $518,000 of fixed assets.  The restructuring and impairment charges, net of tax, total $1,500,000 and $20,686,000 for the three and nine months ended September 30, 2003, respectively, and are included in Loss from Disposal of Discontinued Operations in the accompanying condensed consolidated statements of operations.

Assets and liabilities of discontinued operations consist primarily of accounts receivable, goodwill, accounts payable and notes payable to shareholders.  Notes payable to shareholders included in liabilities of discontinued operations consist of an allocation of the $20,000,000 of debt incurred in the acquisition of AES, using the same percentage used to allocate goodwill to the Systems business at the time of acquisition.  Interest expense on the allocated portion of the debt has been included in the operating results of the discontinued Systems business.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases facilities and equipment under various lease agreements which require minimum annual rental commitments.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

Litigation - In October 2001, the Federal Trade Commission (“FTC”) issued an administrative complaint alleging that the Company had substantially lessened competition in the Nastran market as a result of the acquisitions of two companies in 1999.  In July 2002, a proposed settlement was reached with the FTC staff, which was accepted by the FTC and made available for public comment in August 2002.  On November 1, 2002, the FTC approved the settlement.  The settlement requires the Company to license, on a non-exclusive basis to up to two acquirers (an “Acquirer”), all intellectual property (including computer code) related to the August 2002 version of MSC.Nastran (Nastran Version 2001), all intellectual property acquired in the two acquisitions in 1999, and certain information related to customers using MSC.Nastran in the United States.  In addition, for all customers that converted or convert to a paid-up license after June 24, 1999 through the first anniversary after the license, the Company is required to allow the customer to terminate the paid-up agreement and to obtain a refund of a pro-rata portion of the consideration for the MSC.Nastran portion of the paid-up license and related maintenance if the customer decides to change from MSC.Nastran to the Acquirer’s version of Nastran.  The Company does not believe it will sustain a material loss as a result of the FTC settlement.  However, the value of the related contracts subject to potential refund was approximately $21,100,000 as of September 30, 2003.  For arrangements with customers that convert to a paid-up license after November 1, 2002, the Company defers revenue for the fair value of the Nastran paid-up license and related maintenance because of this provision in the FTC settlement which, for accounting purposes, makes the fee not fixed or determinable.  As of September 30, 2003, the Company has deferred approximately $5,600,000 of such revenue (which is included in the $21,100,000 above), which is included in deferred revenue in the accompanying condensed consolidated balance sheet.  Such revenue will be recognized ratably over a 48 month term until the customer requests a refund or the twelve month period to request such a refund lapses, at which time the remaining deferred revenue will be recognized.  The twelve month period to request a refund expires in June 2004.  The actual amount of refunds the Company will be required to repay to customers will depend upon various factors including number of customers that request refunds, the original amount of the paid-up arrangement and the timing of the requested refund.  The Company believes that the possibility of any significant refunds is remote.  Accordingly, no amounts have been recorded in the accompanying financial statements related to potential refunds, with the exception of the $5,600,000 included in deferred revenue as discussed above.  The Company has reached a final license agreement with Electronic Data Systems (“EDS”) as the Acquirer pursuant to the settlement, which was approved by the FTC on June 10, 2003.

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

As permitted under Delaware law, the Company is authorized to provide for indemnification of its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make for such indemnification is the fullest extent permitted by law; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables recovery of a portion of any future amounts paid in certain circumstances.  As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnifications is minimal.  All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002.  Accordingly, there are no liabilities recorded for these indemnifications as of September 30, 2003.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time.  All previous obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002.  Accordingly, there are no liabilities recorded for these types of liabilities as of September 30, 2003.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days.  If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history.  However, the Company has not incurred significant expense under its product warranties.  As a result, the Company believes the estimated fair value on these agreements is minimal.  Accordingly, there are no liabilities recorded for these agreements as of September 30, 2003.

In connection with the issuance of the Convertible Notes, the Company agreed to indemnify the initial purchase of the Convertible Notes against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the initial purchasers may be required to make in respect of those liabilities.  The Company believes the estimated fair value of this indemnification is minimal.  Accordingly, there are no liabilities recorded for these types of liabilities as of September 30, 2003.

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

We derive our revenues from two principal sources:  the delivery of our software products and the delivery of related services.  Software revenue consists of licensing fees, which are fees charged for the right to use our software or a third party’s software.  We provide a variety of licensing alternatives for the use of our software products.  Our customers typically license our software products on either a monthly, annual or longer basis (a time-based license) or a paid-up long-term basis.  Under a time-based license, the customer receives both the right to use the software and any updates during the term and certain technical support services.  We recognize the time-based license fee revenue ratably over the term of the license, although typically the license fee is payable at the beginning of the term.  Under a paid-up license, the customer receives the right to use the software for 25 years and typically enters into an annual maintenance agreement to receive software updates and technical support services.  We allocate revenue to the undelivered element (maintenance) based upon its respective fair value.  The fair value of the maintenance portion of the arrangement is based upon the price when sold separately or the renewal rate specified in the contract with the customer.  We recognize the revenue from the maintenance fee ratably over the term of the maintenance agreement.  Based on customer preference, a growing portion of our software licensing is done on a paid-up license basis.  As a result, growing or even maintaining software revenue depends upon selling additional licenses.

Services revenue includes maintenance, support, consulting and training services.  Consulting and training services range from installation and basic consulting to training.

Discontinued Operations

On June 30, 2003, we decided to exit our Systems business.  In the third quarter of 2003, we completed the terminations of the workforce employed by and ceased operations of our Systems business.  See Note 14 – Discontinued Operations in the Notes to Unaudited Condensed Consolidated Financial Statements.  The Systems business is reported as discontinued operations beginning in the third quarter of 2003, including reclassification of prior periods.  The following discussion of results of operations includes discussion of continuing operations only.

RESULTS OF OPERATIONS

The following table sets forth items included in the condensed consolidated statements of operations data as percentages of total revenue for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

REVENUE:
Software	57.2%	57.3%	59.0%	64.2%
Services	42.8%	42.7%	41.0%	35.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%

COST OF REVENUE:
Software	9.5%	9.3%	8.1%	9.8%
Software - Impairment of Capitalized Development Costs	0.0%	1.6%	0.4%	2.7%
Services	22.1%	24.4%	22.2%	22.4%

Total Cost of Revenue	31.6%	35.3%	30.7%	34.9%

GROSS PROFIT	68.4%	64.7%	69.3%	65.1%

OPERATING EXPENSE:
Research and Development	10.8%	9.8%	11.3%	10.0%
Selling, General and Administrative	50.0%	48.8%	50.2%	55.9%
Restructuring and Other Impairment Charges	0.0%	8.2%	2.3%	5.2%
Write-Off of Acquired In-Process R&D	0.0%	0.0%	0.0%	1.4%
Amortization of Intangibles	3.1%	3.1%	3.1%	2.7%

Total Operating Expense	63.9%	69.9%	66.9%	75.2%

OPERATING INCOME (LOSS)	4.5%	(5.2)%	2.4%	(10.1)%

OTHER EXPENSE:
Interest Expense	1.8%	3.1%	2.4%	2.2%
Other Expense (Income), Net	(1.3)%	1.4%	3.0%	(0.3)%

Total Other Expense, Net	0.5%	4.5%	5.4%	1.9%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	4.0%	(9.7)%	(3.0)%	(12.0)%

Provision (Benefit) for Income Taxes	1.7%	(2.8)%	(1.1)%	(4.0)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	2.3%	(6.9)%	(1.9)%	(8.0)%

Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

Income (Loss) from Continuing Operations – Income from continuing operations was $1,407,000, or $0.04 per diluted share, in 2003 compared to a loss from continuing operations of ($4,233,000), or ($0.14) per share, in 2002.

Revenue - We reported revenue of $62,134,000 in 2003 compared to $61,590,000 in 2002, an increase of $544,000, or 1%.

Software Revenue - Software revenue was $35,569,000 for 2003 compared to $35,303,000 for the prior year, an increase of $266,000, or 1%.  Paid-up revenue was $15,675,000, or 44% of total software revenue, for 2003 compared to $15,236,000, or 43% of total software revenue, for 2002, an increase of $439,000 or 3%.  Recurring software revenue was $19,894,000, or 56% of total software revenue, for 2003 compared to $20,067,000, or 57% of total software revenue, for 2002, a decrease of $173,000 or less than 1%.

Services Revenue - Services revenue was $26,565,000 for 2003 compared to $26,287,000 for the prior year, an increase of $278,000, or 1%.  Software support revenue was $14,103,000, or 53% of total services revenue, for 2003 compared to $14,451,000, or 55% of total services revenue, for 2002, a decrease of $348,000, or 2%.  Revenue from consulting and training services was $12,462,000, or 47% of total services revenue, for 2003 compared to $11,836,000, or 45% of total services revenue, for 2002, an increase of $626,000, or 5%.  Consulting and training services revenue increased primarily due to an increase of $540,000 in consulting revenue in Asia-Pacific.

The following table shows revenue by geographic region and the related growth rates between 2002 and 2003:

	Three Months Ended September 30,		Revenue Growth		% of Total Revenue
	2003	2002	$	%	2003	2002

Revenue:
The Americas	$20,563,000	$24,013,000	$(3,450,000)	(14)%	33%	39%
Europe	20,722,000	17,987,000	2,735,000	15%	33%	29%
Asia-Pacific	20,849,000	19,590,000	1,259,000	6%	34%	32%

Total Revenue	$62,134,000	$61,590,000	$544,000	1%	100%	100%

The Americas reported decreases of $3,135,000 in software revenue and $315,000 in services revenue.  Software revenue in the Americas decreased due to a decrease in paid-up licenses of $1,624,000 and a decrease in recurring software revenue of $1,511,000.  The decrease in recurring software revenue is due primarily to a decrease in software lease renewals as more customers purchase paid-up licenses.

Europe reported an increase of $2,874,000 in software revenue and a decrease of $139,000 in services revenue.  Software revenues in Europe increased due to an increase in paid-up licenses of $1,584,000 and an increase in recurring software revenue of $1,290,000.

Asia-Pacific reported increases of $527,000 in software revenue and $732,000 in services revenue.  The increase in software revenue was primarily due to an increase in paid-up licenses of $479,000.  The increase in services revenue was primarily due to an increase in consulting revenue of $540,000.

Revenue growth in 2003 was also impacted from favorable foreign currency translation rates for the Euro and the Japanese Yen as compared to the prior year.  Revenue for the three months ended September 30, 2003 would have been approximately $59,193,000 if translated using the prior year quarter’s foreign currency translation rates.  Revenue in local currencies increased 1% and 5% in Europe and Asia-Pacific, respectively.  Due to our revenues denominated in foreign currencies, we are exposed to the effects of foreign currency fluctuations of the United States Dollar versus the Japanese Yen and the Euro.

Cost of Revenue - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, cost of revenue includes period expenses directly related to revenue as well as the amortization of capitalized software costs.  Total cost of revenue was $19,615,000, or 32% of total revenue, compared to $21,712,000, or 35% of total revenue, for the prior year.

Cost of Revenue - Software - Cost of revenue - software was $5,887,000, or 17% of software revenue, for 2003 compared to $5,744,000, or 16% of software revenue, for the prior year.  These amounts include amortization of capitalized software development costs of $2,612,000 and $2,396,000 for 2003 and 2002, respectively.  The increase in amortization of capitalized software development costs is due to the release of various new products in 2003, including MSC.Marc 2003 and MSC.Adams 2003.

Cost of Revenue - Software - Impairment of Capitalized Development Costs - Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86 and SFAS No. 144.  In the third quarter of 2002, $992,000 of capitalized software development costs were deemed to be impaired and were written-off and included in cost of revenue in accordance with SFAS No. 86.  The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during the quarter.

Cost of Revenue - Services - Cost of revenue - services was $13,728,000, or 52% of services revenue, for 2003 compared to $14,976,000, or 57% of services revenue, for the prior year.  Cost of revenue – services, as a percentage of services revenue, will vary from period to period based upon actual projects performed.  Cost of revenue – services decreased due to various cost cutting measures taken over the last year, including reductions in workforce.  We expect cost of revenue in our services business to approximate 55% in the future.

Gross Profit - Gross profit, which is total revenue less cost of revenue, was $42,519,000, or 68% of total revenue, for 2003, compared to $39,878,000, or 65% of total revenue, for 2002, an increase of $2,641,000, or 7%.  Gross profit as a percentage of revenue was affected by the impairment of capitalized software development costs discussed above and by the improvement in our services gross profit.

Operating Expense - Operating expense was $39,713,000 for 2003 compared to $43,073,000 for the prior year, a decrease of $3,360,000, or 8%.  As with revenue, our expenses are impacted by foreign currency fluctuations.  Total operating expenses (including cost of revenue) in the current year would have been approximately $1,800,000 lower if translated using the prior year’s foreign currency translation rates.

Research and Development - In accordance with SFAS No. 86, research and development expense is reported net of the amount capitalized.  Research and development expense for 2003 was $6,711,000 compared to $6,036,000 for 2002, an increase of $675,000, or 11%.  The total gross investment in software development activities for 2003 was $9,326,000, or 15% of revenue, compared to $9,435,000, or 15% of revenue, for the prior year.  Capitalized software development costs were $2,615,000 for 2003 compared to $3,399,000 for the prior year, a decrease of $784,000, or 23%.  The amount of product development capitalized in any given period is a function of many factors, including the number of products under development at any point in time as well as their stage of development.  Our product development process is continually under review to improve efficiency and product quality, and to reduce time to market.  Due to the continual change in the product development process, there can be no assurance that the level of development capitalized in future periods will be comparable to current capitalized levels.

Selling, General and Administrative - Selling, general and administrative expense was $31,106,000 compared to $30,103,000, an increase of $1,003,000, or 3%.  Selling, general and administrative expense as a percentage of revenue was 50% for 2003, comparable to 49% of revenue for 2002.

Restructuring and Other Impairment Charges - Restructuring charges of $5,024,000 in 2002 consisted of $4,012,000 of charges related to workforce reductions, $684,000 related to the impairment of assets caused by the terms of the MDI acquisition and $328,000 to the consolidation of existing office facilities and other costs.  There were no restructuring or impairment charges in the third quarter of 2003.

Amortization of Intangibles - Amortization of intangibles was $1,896,000 for 2003 compared to $1,910,000 for 2002, a decrease of $14,000 or less than 1%.

Interest Expense - Interest expense was $1,107,000 for 2003 compared to $1,923,000 for 2002, a decrease of $816,000, or 42%.  In May 2003, we sold $100,000,000 of 2.5% Senior Subordinated Convertible Notes (the “Convertible Notes”) in a private offering, which is more fully discussed under the caption “Liquidity and Capital Resources”.  From the proceeds, we repaid our notes payable and $20,000,000 of our notes payable due to shareholders, which bore interest at significantly higher interest rates.  As a result, we expect interest expense to decrease for the remainder of 2003.

Other Expense (Income), Net - Other income was ($814,000) for 2003 compared to other expense of $876,000 for 2002.  Other income includes interest income, gains and losses on property and equipment, currency translation gains and losses, and other non-operating income and expense.  Other income in 2003 includes approximately $700,000 of currency translation gains, compared to currency translation losses of approximately $600,000 in 2002.

Benefit for Income Taxes - The income tax provision (benefit) is recorded each quarter by estimating the anticipated effective income tax rate for the entire year.  Our effective annual income tax rate was approximately 35% and 34% in 2003 and 2002, respectively.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Loss from Continuing Operations – Loss from continuing operations was ($3,530,000), or ($0.12) per share, in 2003 compared to a loss from continuing operations of ($14,012,000), or ($0.48) per share, in 2002.

Revenue - We reported revenue of $183,909,000 in 2003 compared to $175,641,000 in 2002, an increase of $8,268,000, or 5%.

Software Revenue - Software revenue was $108,428,000 for 2003 compared to $112,686,000 for the prior year, a decrease of $4,258,000, or 4%.  The decrease is due to a decrease in paid-up licenses of $5,771,000, offset by an increase in recurring software revenue of $1,513,000.

Services Revenue - Services revenue was $75,481,000 for 2003 compared to $62,955,000 for the prior year, an increase of $12,526,000, or 20%.  Software support revenue was $40,793,000, or 54% of total services revenue, for 2003 compared to $35,852,000, or 57% of total services revenue, for 2002, an increase of $4,941,000, or 14%.  Revenue from consulting and training services was $34,688,000, or 46% of total services revenue, for 2003 compared to $27,103,000, or 43% of total services revenue, for 2002, an increase of $7,585,000, or 28%.  Services revenue increased primarily due to an increase in software support revenue related to paid-up licenses of $5,609,000 and an increase in consulting revenue of $6,323,000, offset by a decrease in software support revenue related to time based licenses of $668,000.  The increases in software support and consulting revenues were partially due to the acquisition of MDI in April 2002.

The following table shows revenue by geographic region and the related growth rates between 2002 and 2003:

	Nine Months Ended September 30,		Revenue Growth		% of Total Revenue
	2003	2002	$	%	2003	2002

Revenue:
The Americas	$64,303,000	$70,603,000	$(6,300,000)	(9)%	35%	40%
Europe	60,171,000	52,334,000	7,837,000	15%	33%	30%
Asia-Pacific	59,435,000	52,704,000	6,731,000	13%	32%	30%

Total Revenue	$183,909,000	$175,641,000	$8,268,000	5%	100%	100%

The Americas reported a decrease of $10,382,000 in software revenue and an increase of $4,082,000 in services revenue.  Software revenue in the Americas decreased due to a net decrease in paid-up licenses of $6,116,000 and a net decrease in recurring revenue of $4,266,000, including increases from the acquisition of MDI in April 2002.  Services revenue increased primarily due to increases in consulting revenue of $1,524,000 and software support revenue of $2,214,000.  The increases in consulting and software support revenue were partially due to the acquisition of MDI.

Europe reported increases of $4,134,000 in software revenue and $3,703,000 in services revenue.  Software revenue increased due to an increase of $5,026,000 in recurring software revenue, offset by a decrease of $892,000 in paid-up revenue.  The increase in services revenue was primarily due to an increase in consulting revenue of $1,369,000 and an increase in software support revenue of $2,130,000.  The increases in software and services revenues in Europe were partially as a result of the acquisition of MDI in April 2002.

Asia-Pacific reported increases of $1,990,000 in software revenue and $4,741,000 in services revenue.  Software revenue increased due to increases in paid-up revenue of $1,237,000 and recurring software revenue of $753,000.  Services revenue increased primarily due to increases in consulting revenue of $3,430,000 and training revenue of $714,000.  The increases in software and services revenues in Asia-Pacific were partially as a result of the acquisition of MDI in April 2002.

Revenue growth in 2003 was also impacted from favorable foreign currency translation rates for the Euro and the Japanese Yen as compared to the prior year.  Revenue for the nine months ended September 30, 2003 would have been approximately $170,022,000 if translated using the prior year’s foreign currency translation rates.  Revenue in local currencies decreased 5% in Europe and increased by 6% in Asia-Pacific.

Cost of Revenue - Total cost of revenue was $56,469,000, or 31% of total revenue, compared to $61,344,000, or 35% of total revenue, for the prior year.

Cost of Revenue - Software  - Cost of revenue - software was $14,986,000, or 14% of software revenue, for 2003 compared to $17,286,000, or 15% of software revenue, for the prior year.  These amounts include amortization of capitalized software development costs of $6,833,000 and $7,761,000 for 2003 and 2002, respectively.  The decrease in cost of revenue – software is primarily due to a decrease in the software amortization and a decrease in royalties expense related to the decrease in software revenue.

Cost of Revenue - Software - Impairment of Capitalized Development Costs – Capitalized product development costs and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86 and SFAS No. 144.  In 2003, we wrote-off $782,000 of prepaid expenses incurred as part of a joint development project with a third party software development company, which is included in cost of revenue.  In 2002, $4,751,000 of capitalized software development costs were deemed to be impaired and were written-off and included in cost of revenue in accordance with SFAS No. 86.  The impairment was primarily due to the abandonment of certain products as a result of the acquisition of MDI as well as our restructuring during 2002.

Cost of Revenue - Services - Cost of revenue - services was $40,701,000, or 54% of services revenue, for 2003 compared to $39,307,000, or 62% of services revenue, for the prior year.  Cost of revenue – services, as a percentage of services revenue, will vary from period to period based upon actual projects performed.  As a portion of our cost of revenue – services are fixed costs, the 20% increase in services revenue from the prior year resulted in a higher gross margin due to improved utilization of our fixed costs.  We expect cost of revenue in our services business to approximate 55% in the future.

Gross Profit - Gross profit, which is total revenue less cost of revenue, was $127,440,000, or 69% of total revenue, for 2003, compared to $114,297,000, or 65% of total revenue, for 2002, an increase of $13,143,000, or 11%.

Operating Expense - Operating expense was $123,045,000 for 2003 compared to $132,042,000 for the prior year, a decrease of $8,997,000, or 7%.  As with revenue, our expenses are impacted by foreign currency fluctuations.  Total operating expenses (including cost of revenue) in the current year would have been approximately $9,000,000 lower if translated using the prior year’s foreign currency translation rates.

Research and Development - Research and development expense for 2003 was $20,756,000 compared to $17,574,000 for 2002, an increase of $3,182,000, or 18%.  The total gross investment in software development activities for 2003 was $29,667,000, or 16% of revenue, compared to $28,266,000, or 16% of revenue, for the prior year.  Gross investment in software development increased primarily due to the acquisition of MDI in April 2002.  Capitalized software development costs were $8,911,000 for 2003 compared to $10,692,000 for the prior year, a decrease of $1,781,000, or 17%.

Selling, General and Administrative - Selling, general and administrative expense was $92,348,000 for 2003 compared to $98,368,000 for 2002, a decrease of $6,020,000, or 6%.  Selling, general and administrative expenses in 2002 included approximately $9,500,000 of costs related to an FTC administrative proceeding.  Excluding the costs related to the FTC administrative hearing, selling, general and administrative expense for 2003 was 50% of total revenue for 2003, comparable to 51% of revenue for 2002.

Restructuring and Other Impairment Charges – Restructuring and other impairment charges were $4,231,000 and $9,064,000 in 2003 and 2002, respectively.  We recorded $2,731,000 of restructuring charges related to workforce reductions in the second quarter of 2003.  In addition, we recorded an impairment charge of $1,500,000 for fixed assets.

The 2002 restructuring charges consist of $7,516,000 of charges related to workforce reductions, $994,000 to asset write-downs and $554,000 to the consolidation of office facilities and other costs.

Amortization of Intangibles - Amortization of intangibles was $5,710,000 for 2003 compared to $4,656,000 for 2002.  The increase in amortization of intangibles was due to intangible assets acquired in the MDI acquisition, primarily developed technology.

Interest Expense - Interest expense was $4,499,000 for 2003 compared to $3,940,000 for 2002, an increase of $559,000, or 14%.  The increase in interest expense is due to the debt incurred in connection with the acquisition of MDI in April 2002.

Other Expense (Income), Net - Other expense was $5,348,000 for 2003 compared to other income of ($600,000) for 2002.  Other income includes interest income, gains and losses on property and equipment, currency translation gains and losses, and other non-operating income and expense.  Other expense in 2003 includes approximately $3,797,000 of prepayment penalties and a write-off of approximately $2,287,000 of unamortized debt issuance costs related to the refinancing of our debt.

Benefit for Income Taxes - The income tax provision (benefit) is recorded each quarter by estimating the anticipated effective income tax rate for the entire year.  Our effective annual income tax rate was approximately 35% and 34% in 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES

We have identified the following as critical accounting policies to our company:  revenue recognition on software and related services, allowance for doubtful accounts and litigation, capitalized software costs, valuation of long-lived and intangible assets and goodwill, and accounting for income taxes.  These critical accounting policies have been applied during the three and nine months ended September 30, 2003 consistent with the prior period and the year ended December 31, 2002.

For further information, refer to the discussion of critical accounting policies included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations.  We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future.  We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions.  Our working capital (current assets minus current liabilities) at September 30, 2003 was $39,826,000 compared to $7,789,000 at December 31, 2002, an increase of $32,037,000, or 411%.  The increase in working capital was primarily due to the refinancing of our debt as discussed below and an improvement in our cash position.  Cash and cash equivalents at September 30, 2003 was $40,061,000 compared to $29,387,000 at December 31, 2002, an increase of $10,674,000, or 36%.  Cash increased primarily due to our positive cash flow from operations and the sale of Convertible Notes, offset by investing activities, including the purchase of U.S. Government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due.

Net cash provided by operating activities was $2,329,000 for the nine months ended September 30, 2003 compared to $12,354,000 for the nine months ended September 30, 2002.  The decrease in cash flow from operations was impacted by a decrease in the net change of trade accounts receivable from the prior period of $22,947,000, offset by an increase in depreciation and amortization of property and equipment of $2,218,000 and the improvement of our net loss from continuing operations of $10,482,000.  The decrease in the net change of trade accounts receivable was primarily due to a decrease in accounts receivable during the nine months ended September 30, 2002, primarily resulting from several significant paid-up licenses sold and invoiced in the fourth quarter of 2001, which were collected during the first nine months of 2002.  The increase in depreciation and amortization of property and equipment was due primarily to the acquisition of MDI.  Other changes in our balance sheet include an increase in other current assets and a decrease in other current liabilities.  The increase in other current assets was primarily due to an increase in our income tax receivable.  The decrease in other current liabilities was primarily due to a decrease in various accrued expenses.

Net cash used in investing activities was $24,491,000 for the nine months ended September 30, 2003 compared to $137,585,000 for the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, investing activities included the purchase of $11,876,000 of U.S. Government securities which were pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due.  During the nine months ended September 30, 2002, investing activities included net cash paid of $115,701,000 for the acquisition of MDI and EASY5.  In addition, acquisition of property and equipment decreased by $4,101,000.

Net cash provided by financing activities was $30,289,000 for the nine months ended September 30, 2003 compared to $69,628,000 for the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, financing activities included the issuance of $100,000,000 of the Convertible Notes, offset by the net repayment of $64,462,000 of debt, $3,500,000 of debt issuance costs and $3,797,000 for a debt prepayment penalty.  During the nine months ended September 30, 2002, financing activities included debt incurred in connection with the acquisition of MDI.  In addition, cash from the issuance of stock decreased by $2,747,000 due primarily to a decrease in proceeds from the exercise of stock options.

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

In connection with the issuance of the Convertible Notes, we incurred approximately $3,500,000 of debt issuance costs, which are being amortized over the five year term of the Convertible Notes.

In 1999, we issued subordinated notes payable in connection with an acquisition in the aggregate principal amount of $14,236,000.  The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July.  The estimated interest payment in January 2004 is $320,000.  In February 2002, the holder of these subordinated debentures used $3,000,000 of such debt as payment for the exercise of warrants.  The entire remaining principal balance as of September 30, 2003 of $8,000,000 is due by June 2009.

In connection with the acquisition of AES in July 2001, we issued subordinated notes payable to the former shareholders of AES in the aggregate principal amount of $20,000,000.  The notes bore interest at 7% with interest only payments due semi-annually in January and July.  We repaid these subordinated notes in full from the proceeds of the sale of the Convertible Notes as described above.  We also assumed a note payable to Dassault Systemes of America Corporation (“DSA”) as part of the acquisition of AES.  The note bears interest at 3.2%.  The balance of the note has been forgiven by DSA provided that we meet certain conditions that remain in effect through June 2005.  The outstanding principal of the DSA note payable at September 30, 2003 was $4,860,000.

We expect to continue to invest a substantial portion of our revenues in the development of new computer software technologies and products and the enhancement of certain existing products.  During the first nine months of 2003 and 2002, we expended a total of $29,667,000 and $28,266,000, respectively, on development efforts, of which $8,911,000 and $10,692,000, respectively, were capitalized.  Product development costs and the capitalization rate may vary depending, in part, on the number of products and the stage of development of the products in process.

During the first nine months of 2003 and 2002, we acquired $4,532,000 and $8,633,000, respectively, of new property and equipment.  Capital expenditures also included upgrades in computer equipment in order to keep current with technological advances and upgrades of facilities worldwide.  Our capital expenditures vary from year to year, as required by business needs.  We intend to continue to expand the capabilities of our computer equipment used in the development and support of our proprietary software products.  We expect that, in 2003, we will allocate our capital expenditures primarily to replacement of computer equipment used in the development and support of our proprietary software products.

We do not plan to pay dividends in the foreseeable future.

The following summarizes our contractual obligations at September 30, 2003:

	As of September 30, 2003
	Total	During 2003	2004-2005	2006-2007	After 2007

Contractual Cash Obligations:
Convertible Subordinated Debt	$100,000,000	$—	$—	$—	$100,000,000
Subordinated Notes Payable	8,000,000	—	—	—	8,000,000
Notes Payable to Shareholders	4,860,000	—	4,860,000	—	—
Operating Lease Obligations	74,747,000	3,011,000	18,778,000	16,344,000	36,614,000

Total Contractual Cash Obligations	$187,607,000	$3,011,000	$23,638,000	$16,344,000	$144,614,000

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

The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this section of this report and by the more detailed discussion of these and other risks under the caption “Business - Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as discussed below, there have been no material changes in foreign currency or investment risks from the information provided in Item 7a. Quantitative and Qualitative Disclosures About Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K, as amended.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates.  The table presents principal repayments by maturity dates and current weighted average interest rates on our debt obligations as of September 30, 2003.

	Expected Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed Rate Debt:
Convertible Subordinated Debt	$—	$—	$—	$—	$—	$100,000,000	$100,000,000	$100,000,000
Weighted Average Interest Rate	2.50%
Notes Payable to Shareholders	$—	$—	$4,860,000	$—	$—	$—	$4,860,000	$4,303,000
Weighted Average Interest Rate	3.20%
Subordinated Notes Payable	$—	$—	$—	$—	$—	$8,000,000	$8,000,000	$8,443,000
Weighted Average Interest Rate	8.00%

Because of the factors stated throughout this document and in our Annual Report on Form 10-K, as amended, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

We maintain the MSC.Software Profit Sharing Plan which includes a 401(k) feature that allows participants to make contributions to the plan from their compensation on a before-tax basis.  A participant’s contributions to the plan are credited to an account maintained in his or her name under the plan.  A participant is permitted to invest his or her Profit Sharing Plan account in the MSC Stock Fund, an investment alternative under the plan that is invested principally in our common stock.  Shares held in the MSC Stock Fund under the Profit Sharing Plan are purchased by the plan trustee on the open market using contributions invested in that fund.  During the current quarter covered by this report, an aggregate of 20,000 shares of our common stock for an aggregate purchase price of $152,000 were purchased on the market for the MSC Stock Fund and an aggregate of $91,000 of participant contributions were invested in the MSC Stock Fund.  No exception to the registration requirements of the Securities Act of 1933 existed for the sale of such shares to the participants.  This practice has been suspended until the appropriate registration statement can be filed under the Securities Act of 1933.

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

10.3

Divestiture and Software License Agreement, dated April 7, 2003, between MSC.Software Corporation and Unigraphics Solutions, Inc. a wholly owned subsidiary of Electronic Data Systems, Inc. (Filed as Exhibit 10.3 of MSC.Software Corporation’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer **

31.2	Certification of Chief Financial Officer **

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

** Indicates filed herewith.

(b)	Form 8-K

Current Report on Form 8-K furnished July 7, 2003, event date: July 7, 2003 (Item 9)

Current Report on Form 8-K furnished July 23, 2003, event date: July 23, 2003 (Item 9)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

		By:	/s/ LOUIS A. GRECO
Date:	November 13, 2003		LOUIS A. GRECO - Chief Financial Officer
(Mr. Greco is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)