Form 10-K
period 2004-12-31
MSC SOFTWARE CORP
filed 2006-04-17
CIK 717238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 1-8722

MSC.SOFTWARE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2239450
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2 MacArthur Place Santa Ana, California	92707
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (714) 540-8900

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No☒

Indicated by check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐                                Accelerated filer ☒                                     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2004, the approximate aggregate market value of MSC.Software Corporation’s voting stock held by non-affiliates was $269,668,000.

As of December 31, 2005, there were outstanding 30,803,859 shares of Common Stock of MSC.Software Corporation.

Documents Incorporated By Reference: Part I, Part II and Part III: None

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-K

DECEMBER 31, 2004

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning on page 17 in this document. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.                BUSINESS

The filing of this Annual Report on Form 10-K for the year ended December 31, 2004 was delayed to permit us to complete our audit committee investigation, restate our consolidated financial statements for the year ended December 31, 2002 and prepare the consolidated financial statements for the years ended December 31, 2003 and 2004. In addition to the description of our business, this Part I includes, among other things, (i) a description of the audit committee investigation and (ii) an overview of the impact of the restatement adjustments on certain previously filed financial results. For a more complete description of the current restatement and the impact on specific periods, refer to Note 2—Restatement of 2002 Financial Results in Notes to Consolidated Financial Statements contained in this Form 10-K.

Audit Committee Investigation

In March 2004, we determined that the 2002 and prior period consolidated financial statements required restatement and that an independent investigation should be directed by our audit committee and counsel for the audit committee to address allegations of possible withholding of information from KPMG LLP (“KPMG”), our then independent registered public accounting firm, relating to accounting for stock options of a departing employee of a foreign subsidiary. We also announced that the filing of our 2003 annual report on Form 10-K would be delayed pending the completion of the restatements and the independent investigation.

In August 2004, we concluded that the independent investigation should be expanded to address alleged withholding of information from KPMG with respect to revenue recognition in our Asia Pacific region.

In February 2005, the independent counsel conducting the independent investigation issued its investigative report to our audit committee and this report was reviewed by our board of directors. The report concluded that certain information with respect to accounting for stock options of a departing employee of a foreign subsidiary and revenue recognition with respect to software contracts in Korea was withheld from KPMG, or if provided, was incomplete or misleading. In addition, the report identified instances where backdated documents were obtained, sought or provided, either to accelerate revenue or provided as audit documentation for KPMG.

The investigative report also described certain internal control weaknesses. The internal control weaknesses observed included (1) weak oversight in the overall control environment; (2) an organizational structure that compromised the regional finance function’s independence in evaluating judgments and estimates to achieve accurate financial reporting; (3) ambiguous and inconsistent internal accounting policies and procedures; (4) inadequate monitoring and Oracle system controls in the revenue data entry process; (5) insufficient documentation of assumptions and judgments to support historical accounting; and (6) insufficient skills and/or training to ensure that the Company’s internal accounting policies and procedures would generate financial reporting in accordance with GAAP. Refer to “Item 9a. Controls and Procedures” for further discussion on our evaluation of internal controls and procedures as of December 31, 2004.

The audit committee concluded that they were satisfied with the scope, procedures performed, and related findings in the report. As a result of the findings, the audit committee instituted a variety of remedial activities including but not limited to terminating various individuals, implementing organizational changes, changes to accounting policies and procedures, and restating prior period financial statements.

In April 2005, we announced that the SEC had begun an investigation of the Company and had issued a subpoena for certain documents. We believe such request for documents was in response to our February 16, 2005 announcement with regard to the completion of the independent investigation and issuance of the investigative report to our audit committee. We responded to the subpoena and continue to cooperate fully with the staff of the SEC in its investigation. To date, there has been no resolution of this matter.

On April 27, 2005 we announced that KPMG was dismissed as our independent registered public accounting firm. On May 19, 2005, we announced that Deloitte & Touche LLP was appointed by our audit committee as our new independent registered public accounting firm. In connection with the dismissal of KPMG as required by the rules of the SEC, KPMG provided a letter regarding the Company’s disclosure with respect to that dismissal. A copy of that letter is included as an Exhibit to the Company’s Form 8-K filed on May 12, 2005. The observations made by KPMG in that letter were considered and addressed, as necessary, by management and the audit committee during the restatement process.

Impact on Our SEC Filings

As a result of the audit committee investigation and our decision to restate certain prior period financial results, the filings of our 2003 Form 10-K and all subsequent required filings were delayed. However, we continued to file Form 8-K’s related to our announcements of certain quarterly financial information during 2004 and 2005 and conducted regular conference calls with respect to these preliminary operating results. After filing this Annual Report on Form 10-K for the year ended December 31, 2004, we will file the Form 10-Qs for the first, second and third quarters of 2005 and our Annual Report on Form 10-K for the year ended December 31, 2005 as soon as possible. We have not amended and do not intend to amend our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatements.

The consolidated financial statements for 2002 (as restated), 2003 and 2004 included in this annual report include adjustments to transactions that may have been recorded prior to January 1, 2002. Restated financial statements for periods prior to 2002 were not considered to be meaningful. Accordingly, financial information for the years ended December 31, 2000 and 2001 otherwise required to be included in “Item 6. Selected Financial Data” has been omitted. As a result, our chief executive officer and chief financial officer have taken exceptions for such omitted selected financial information, and for the late filing of this report, in their certifications under Section 906 of the Sarbanes-Oxley Act of 2002 that this report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

For details regarding the restatement, see Note 2 to the consolidated financial statements included elsewhere in this Form 10-K.

Financial Statement Adjustments

The effects of the restatement adjustments on our previously filed Consolidated Statement of Operations for the year ended December 31, 2002, and for the first nine months in 2003 are presented below. The revenue restatement adjustments for these periods primarily resulted in previously recognized revenue being deferred until subsequent periods, as well as certain revenue being reclassified by type. The net effect of these revenue adjustments was to decrease revenue from continuing operations by $14.6 million in 2002 and by $0.2 million in the nine months ended September 30, 2003.

We also made certain non-revenue adjustments to our expenses and other accounts related primarily to software development costs, business combinations, pension accounting, valuation of long-lived assets, stock compensation, and the recognition of various expenses resulting from the timing and adequacy of various accruals and allowances. The net effect of the expense adjustments on our consolidated audited financial statements increased our operating costs and expenses by $5.5 million in 2002 and decreased our operating costs and expenses by $1.6 million in the nine months ended September 30, 2003.

The revenue and non-revenue adjustments, in addition to errors related solely to our tax provision, required us to make certain income tax related adjustments, which decreased our benefit for income taxes related to continuing operations by $7.0 million in 2002 and increased our benefit for income taxes by $5.1 million for the nine months ended September 30, 2003.

After considering all restatement adjustments, our previously reported 2002 net loss of $51.3 million increased $23.9 million or $0.82 per share and our previously reported net loss of $26.6 million in the first nine months of 2003 decreased by $3.3 million or $0.07 per basic share and $0.23 per diluted share.

The nature and extent of the restatement adjustments are presented in summary below, and are more fully described in Note 2—Restatement of 2002 Financial Results in Notes to Consolidated Financial Statements contained in this Form 10-K with respect to the year ended December 31, 2002 (amounts in thousands, except per share data).

	For the Year Ended December 31, 2002			For the Nine Months Ended September 30, 2003
		(As Restated)			(As Restated)
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net Revenue	$248,151	$(14,549)	$233,602	$183,909	$(220)	$183,689
Operating Expenses, including cost of revenue and operating expenses	256,804	5,516	262,320	179,514	(1,592)	177,922
Operating Income (Loss)	(8,653)	(20,065)	(28,718)	4,395	1,372	5,767
Other Expense (Income), net	7,608	71	7,679	9,847	(382)	9,465
Provision (Benefit) for Income Taxes	(5,247)	7,008	1,761	(1,922)	(5,070)	(6,992)
Income (Loss) From Continuing Operations	(11,014)	(27,144)	(38,158)	(3,530)	6,824	3,294
Income (Loss) From Discontinued Operations	(1,015)	2,755	1,740	(23,037)	(3,502)	(26,539)
Cumulative Effect of Change in Accounting Principle	(39,300)	500	(38,800)	—	—	—
Net Loss	$(51,329)	$(23,889)	$(75,218)	$(26,567)	$3,322	$(23,245)
Basic Earnings (Loss) Per Share From Continuing Operations	$(0.37)	$(0.93)	$(1.30)	$(0.12)	$0.19	$0.11
Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.37)	$(0.93)	$(1.30)	$(0.12)	$0.18	$0.06
Basic Earnings (Loss) Per Share From Discontinued Operations	$(0.03)	$0.09	$0.06	$(0.77)	$(0.12)	$(0.89)
Diluted Earnings (Loss) Per Share From Discontinued Operations	$(0.03)	$0.09	$0.06	$(0.77)	$0.05	$(0.72)
Basic and Diluted Loss Per Share From Change in Accounting Principle	$(1.34)	$0.01	$(1.33)	$—	$—	$—
Basic Loss Per Share	$(1.75)	$(0.82)	$(2.57)	$(0.89)	$0.07	$(0.78)
Diluted Loss Per Share	$(1.75)	$(0.82)	$(2.57)	$(0.89)	$0.23	$(0.66)

The following summarizes the nature of the various restatement adjustments that impacted our consolidated results of operations for the year ended December 31, 2002 and for the nine months ended September 30, 2003.

Revenue Adjustments

The revenue restatement adjustments primarily resulted in certain previously recognized revenue being deferred until subsequent periods, as well as reclassifying certain revenue by type within the accompanying statements of operations. Such restatement adjustments were caused primarily by the following issues.

Vendor-Specific Objective Evidence (“VSOE”)—Previously, the Company had believed they could establish VSOE for contracts within the Asia Pacific region. Due to an insufficient number of stand-alone enhancement and support (“E&S”) contracts and inconsistent discounting, we determined that we did not have adequate support to determine VSOE for the region for countries other than Japan. Accordingly, these transactions have been restated using subscription accounting rules as required by SOP 97-2, as amended by SOP 98-9, resulting in the deferral of the related paid-up software revenue, which will be recognized over the term of the bundled E&S, or if not bundled, over a period of twelve months. Furthermore, we completed VSOE analyses for our Americas and EMEA regions and determined that the VSOE rates for E&S, relative to achieved paid-up revenue, were not correct. Accordingly, we applied the recomputed annual VSOE rate of each region to all paid-up software arrangements and renewal rate contracts. The net effect of these revenue adjustments was to decrease software revenue by $6.8 million in 2002, and to increase software revenue by $2.5 million in the nine months ended September 30, 2003.

MSC.MasterKey—MSC.MasterKey is a token-based model, enabling customers to access our complete portfolio of products. However, not all products under these MasterKey licenses were delivered. Subsequent shipments of products were made as requested by the customer, or as new products became available. Since we did not meet the basic criteria under SOP 97-2 with respect to delivery of product or determining VSOE with respect to unspecified elements, software revenue previously recognized under the residual method was deferred and recognized over the initial term of the E&S contract using subscription accounting. The net effect of these revenue adjustments was to decrease software revenue by $10.2 million in 2002 and to increase software revenue by $0.2 million in the nine months ended September 30, 2003.

Timing and Cutoff—We found isolated instances where persuasive evidence of an arrangement did not exist at the time software revenue was recognized. Such instances included missing, unsigned and/or misdated software licensing arrangements and other supporting documentation, such as amendments and purchase orders. In addition, we found that certain software arrangements recorded in our EMEA region were recognized when invoiced, that delivery could not be substantiated, and that shipping terms were FOB Destination. As a result, revenue previously recognized has been deferred until pervasive evidence of an arrangement exists. The net effect of these revenue adjustments was to increase software revenue by $0.9 million in 2002 and to decrease software revenue by $0.3 million in the nine months ended September 30, 2003.

Contracted Services—Revenue for fixed-fee consulting arrangements entered into by our Asia Pacific and EMEA regions was incorrectly recognized using the percentage completion method as allowed under SOP 97-2 and SOP 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” referred to as contract accounting. The Asia Pacific region used input measures, such as time and costs, supported by a timekeeping and project accounting system to apply the percentage completion method. The EMEA region determined that its timekeeping or project accounting system was not able to adequately or accurately capture project costs and instead used milestones supported by customer acceptance confirmations as the supporting measure to determine the percentage of completion. However, during the restatement we determined that the milestones used by EMEA were not verifiable and should not be used with respect to percentage completion accounting. In addition, we determined that the timekeeping or project accounting system used in certain countries within Asia Pacific was not consistently utilized and that project costs were not accurately captured in determining revenue under the percentage of completion method. As a result of the inability to properly use the timekeeping or project accounting system or to properly document milestones, we concluded that previously recognized revenue should be deferred until final billing under the contract which approximates when services were completed and accepted by the customer. The net effect of these revenue adjustments was to decrease services revenue by $2.5 million in 2002 and $1.6 million in the nine months ended September 30, 2003. The decreases in revenue in 2002 and the first nine months of 2003 were substantially recognized in 2003 and 2004, respectively.

Training and Support Services—Revenue for certain training and post-contract customer support (“PCS”) sold separately from our software arrangements, including phone-based technical support related to third-party software, was recognized when invoiced to the customer. We reviewed these transactions and restated revenue based upon when the training was delivered and over the contract period for PCS. The net effect of these revenue adjustments was to decrease services revenue by $0.1 million in 2002 and $0.2 million in the nine months ended September 30, 2003. The decreases in revenue in 2002 and the first nine months of 2003 were substantially recognized in the first quarter of 2003 and the fourth quarter of 2003, respectively.

Regulatory Compliance—As part of our settlement with the Federal Trade Commission (“FTC”) we agreed to defer revenue related to the fair value of the converted software arrangements with respect to Nastran paid-up licenses and related maintenance. Such revenue would be recognized ratably over the greater of a 48 month term or the maintenance term specified in the agreement until the customer requests a refund or the twelve month period to request such a refund lapses, at which time the remaining deferred revenue will be recognized. The twelve month period to request a refund expired in June 2004. However, revenue for two customer agreements in the fourth quarter of 2002, and three agreements in the first quarter of 2003, were not properly deferred and have been restated. The net effect of these revenue adjustments was to decrease software revenue by $0.5 million in 2002 and to increase software revenue by $0.1 million in the nine months ended September 30, 2003.

In addition, we reversed and recognized the $6.4 million of revenue initially identified and deferred under the settlement and accrued $1.5 million for sales allowances representing the actual amounts of refunds made to customers through June 2004. The net effect of these revenue adjustments was to increase software revenue by $4.9 million in 2002 and to decrease software revenue by $0.8 million in the nine months ended September 30, 2003.

Revenue Classification and Other Adjustments—Historically, we allocated a certain amount of E&S revenue to our services segment that represented the estimated amount of PCS. The remaining amount of E&S revenue, representing enhancements and upgrades was reported as software revenue. For the restated consolidated statements of operations included in this report, all E&S revenue is reported as maintenance revenue. The net effect of these reclassifications was to decrease previously reported software revenue by $25.1 million in 2002 and $25.8 million in the nine months ended September 30, 2003, and to decrease previously reported services revenue by $48.1 million in 2002 and $40.8 million in the nine months ended September 30, 2003.

Non-Revenue Adjustments

Software Development Costs

We capitalized costs incurred for software developed for sale or lease after determining technological feasibility as required under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. We evaluated the criteria used to determine technological feasibility and performed analyses of project costs incurred after reaching technological feasibility and release dates of products compared to our detailed product design specification. Our evaluation and analysis determined that technological feasibility was assessed prematurely or could not be supported as evidenced by a pattern of consistent significant cost overruns and delayed release dates of new products. As a result, previously capitalized software development costs were written off and the corresponding amortization of such costs was corrected. The net effect of these adjustments was to decrease cost of revenue by $9.9 million in 2002 and $7.6 million in the nine months ended September 30, 2003, and to increase research and development expenses by $14.7 million in 2002 and $9.8 million in the nine months ended September 30, 2003. In addition, an impairment charge of $4.8 million recorded in 2002 was reversed.

We also reviewed the costs capitalized for software purchased or developed for internal use pursuant to Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” and determined that certain costs were improperly capitalized or were impaired. As a result, certain previously capitalized software development costs were written off and the amortization was corrected. The net effect of these adjustments was to increase research and development expenses by $0.3 million and other operating expenses by $0.3 million in 2002 and to decrease other operating expenses by $0.5 million in the nine months ended September 30, 2003.

Business Combinations Accounting

During 2001, 2002 and 2003, we made several business acquisitions. The two largest were the acquisition of AES in 2001 and Mechanical Dynamics, Inc. (“MDI”) in 2002. We revised the purchase accounting for AES with respect to (i) the effective transaction date, (ii) the improper inclusion of an assumed liability subsequently deemed to be a contingent liability pursuant to FASB No. 141, “Business Combinations,” and (iii) the recognition of compensation expense related to shares issued to the prior owners of AES subsequent to the acquisition. We also corrected the purchase accounting for AES and MDI and other acquisitions with respect to the allocation of purchase price to customer lists, as required by EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination .” In addition, certain accruals established in connection with these and other acquisitions were adjusted.

The net effect of restatement adjustments related to purchase accounting was to increase operating expenses by $1.5 million in 2002 and $0.6 million in the nine months ended September 30, 2003.

Stock Compensation

In connection with severance agreements entered into with two terminated employees during 2002 we extended the exercise dates with respect to options that had previously been granted. The extension is a modification in terms and we should have recognized compensation expense as required under Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” (FIN 44). As a result, we recorded adjustments to properly recognized additional stock compensation expense of $0.7 million in 2002.

Pension Accounting

We determined that certain foreign defined benefit plans had not been properly accounted for in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”. We have subsequently obtained actuarial valuations and other relevant information for all such plans and have adjusted the pension liabilities and related accounts in our consolidated financial statements accordingly. The net effect of these adjustments was to increase operating expenses by $0.1 million in 2002.

Long-lived Assets Impairments

We previously recorded charges to reflect the impairment of goodwill and other intangibles, and other long-term assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of the restatement, we reevaluated the impairment charges for goodwill originally recorded in 2002 based on an updated valuation model using the restated financial statements and concluded that the cumulative effect of the change in accounting was overstated by $0.5 million.

Other Adjustments

During our substantiation of the results of the Systems business, which was discontinued in the third quarter of 2003, we identified certain transactions that were incorrectly included and reported as discontinued operations. Accordingly, such transactions were reclassified and included within the results of our continuing operations. The net effect of these adjustments increased operating costs and expenses by $3.6 million in 2002 and decreased operating costs and expenses by $2.4 million in the nine months ended September 30, 2003

We also identified various restatement adjustments related to the timing or adequacy of certain estimates or accruals recorded. These adjustments related primarily to provisions for bad debt, accrued professional services, accrued compensation and related expenses, including vacation, employee health plans and bonus, restructuring reserves and accounts payable. The net effect of these adjustments was to decrease operating costs and expenses by $1.0 million in 2002 and by $1.5 million in the nine months ended September 30, 2003. In addition, we reclassified the amortization of developed technology from operating expenses to cost of software revenue. These reclassifications totaled $5.1 million in 2002 and $4.6 million in the nine months ended September 30, 2003.

Similar adjustments were made to interest and other expenses (income) primarily as a result of other restatement adjustments discussed above which increased such expenses by $0.1 million in 2002 and decreased such expenses by $0.4 million in the nine months ended September 30, 2003.

Tax Adjustments

We identified a number of errors related to current and deferred federal, state and foreign taxes, and corresponding current and deferred tax expense. These errors included (i) not establishing deferred tax assets and, to the extent necessary, corresponding valuation allowances for unrealizable deferred tax assets, (ii) not accurately applying, the asset and liability approach for deferred taxes required under GAAP, (iii) not considering all relevant information at the date of issuance of the financial statements and (iv) accounting for income taxes in certain foreign jurisdictions on a cash basis. In addition, our provision was impacted by changes in the variance between our effective foreign tax rates and our statutory federal tax rate. We also adjusted our estimated reserves for tax contingencies related to the FTC settlement and research and development credits after consideration of subsequent facts, and established new tax reserves related to transfer pricing exposures in certain of our foreign jurisdictions. The net effects of these adjustments decreased our benefit for income taxes related to our continuing operations by $7.0 million in 2002 and increased our benefit for income taxes by $5.1 million in the nine months ended September 30, 2003.

General

We are a leader in the development, marketing and support of virtual product development (“VPD”) products, including simulation software and related services. We have been providing simulation software and related services to manufacturing and technology companies, as well as universities and research institutions around the world for over 40 years. Simulation software allows engineers to construct computer models of products, components, systems and assemblies and to simulate performance conditions and predict physical responses to certain variables, such as stress, motion and temperature. These capabilities allow our customers to optimize product designs, improve product quality and reliability, comply with regulatory and safety guidelines, reduce product development costs and shorten the timeline in bringing new products to market. We also provide a broad range of strategic consulting services to help our customers implement VPD solutions and improve the integration and performance of their product development process, which will lower the total cost of ownership of their technology investments. We serve customers in various industries, including aerospace, automotive, defense, machinery, electronics, consumer products, biomedical, shipbuilding and rail. Advances in computer technology have made virtual product development solutions available for any and all companies who manufacture products.

Our goal is to provide our customers with leading edge VPD solutions, which will integrate design and engineering processes to ensure optimal product performance and efficient product development. We seek to be an industry leader in each of the product categories in which we compete and to expand into new and emerging markets within the product lifecycle management (“PLM”) industry.

Industry

The PLM industry includes four significant segments: conception of the product, design of the product, manufacture of the product and maintenance of the product. These product lifecycle segments utilize various digital technologies and software tools, often referred to as PLM tools, including mechanical computer-aided design (“CAD”), computer-aided engineering (“CAE”), computer-aided manufacturing (“CAM”), and product data management (“PDM”) and related services.

VPD solutions, including our software and services, are used in conjunction with these PLM tools throughout the entire product lifecycle. VPD solutions integrate CAE simulation software technologies with traditional physical testing techniques during all phases of the product development process. As a result, designers, analysts and others on the product development team gain greater and more timely insight into product behavior, thus providing a strategic element in achieving business objectives. Before the development of CAD and CAE software applications, product development was disjointed and required intensive manual redesign prior to and during manufacturing. With a lack of predictive analysis within product development, engineers were involved in “design-build-test-break” processes which limited the number of times such processes could be repeated due to time and cost limitations.

With VPD solutions, engineers have the ability to prototype, simulate, test and iterate scenarios in a virtual environment an unlimited number of times within the same or shorter timeframes. This VPD environment will allow engineers to migrate to “design-analyze-confirm” processes, which creates a more flexible, efficient and cost effective solution for product development. As a result, companies obtain a competitive advantage through innovation, manufacturing efficiency, speed to market and lower costs.

According to a recent industry report from Daratech, Inc. CAE software and services topped $2.1 billion in 2004, a year-over-year increase of 12%. Spending on PLM tools was more than $8.6 billion in 2004 and is projected by Daratech, Inc. to continue to grow at 8% each year through 2008. According to Daratech, Inc., approximately 25% of PLM investments came from CAE in 2004 and over the next five years, is expected to have the highest growth rate of all segments within PLM, rising 12% annually over that time.

Our Competitive Strengths and Growth Strategy

We currently support seven distinct simulation technologies across a portfolio of more than several hundred simulation software products. We consider this portfolio of simulation products to be one of the broadest and most widely used within the CAE segment of the engineering software market. We believe our simulation software is the de-facto standard within the aerospace and automotive industries, capable of being utilized on various computer platforms ranging from large mainframes to basic laptops, and designed to operate seamlessly with other leading mechanical CAD and CAE software products in the market, thereby giving our customers a complete integrated suite of simulation software for many engineering disciplines. With thousands of global accounts among diverse industries, including aerospace, automotive, machinery, electronics, equipment and consumer products, we believe we have a unique competitive advantage in leveraging new product releases and related professional services to existing and new customers and in penetrating new markets.

We will maintain this competitive advantage by providing superior technology and functional breadth of simulation solutions and collaborating with customers to deliver the next generation of enterprise VPD solutions. We will continue to evaluate our business model, including our product mix and positioning, marketing strategies and sales channels to maximize our market opportunities and to significantly improve our operating results. We are committed to improving our cost structures and will continue to streamline our business operations as necessary to successfully compete in all our geographic locations.

Our goal for growth is to expand our leading position in the simulation software market by further penetrating our installed base, by adding new customers from the supply chains in our existing aerospace and automotive markets, and by expanding with new customers in new markets such as biomedical and consumer products.

Software Products

Our simulation software products consist primarily of physics-based solvers, integrated with graphical user interfaces, sometimes referred to as pre- and post-processors. These solvers are capable of simulating many mechanical and structural phenomena. The governing principle for our enterprise software is to provide an integrated suite of simulation software applications to enhance engineering productivity for the product design teams at large global manufacturers.

We market our enterprise simulation software products under three main suites:

SimOffice—This category includes enterprise software to model and simulate the performance characteristics of a wide variety of complex mechanical conditions. Within this category, we include our core enterprise simulation software, including MSC.Nastran, MSC.Patran, MSC.ADAMS, MSC.Marc, MSC.Dytran, MSC.EASY5 and SOFY.

SimDesigner—This product category includes VPD technology through CAD-embedded simulation products designed for desktop use.

SimManager—This product category includes enterprise solutions related to the management of simulation processes and data, models and material properties.

We offer other proprietary software products which address specific simulation market niches and we also market third party software products including CAD, CAM and CAE software such as CATIA, Autodesk and SMARTEAM.

SimOffice Product Category

MSC.Nastran.   MSC.Nastran is derived from NASTRAN, an open-source computer program owned by the United States Government. We have improved upon NASTRAN since it was first released in 1970, resulting in substantially greater capabilities and scope of our product, MSC.Nastran. MSC.Nastran is the leading program for engineering analysis worldwide, based on capability, functionality, international acceptance and number of installations. It is used to analyze structures in order to determine their strength, safety and other performance characteristics without building physical models.

MSC.Patran.   MSC.Patran is a universal graphical user interface, which provides finite element modeling, analysis data integration, analysis simulation, and visualization capabilities. All of the functions of MSC.Patran may be integrated, automated and tailored to the user’s specific requirements using a powerful programming command language.

MSC.ADAMS.   MSC.ADAMS is a motion simulation product that simulates system-level motion and loads. MSC.ADAMS is used to perform dynamic simulations of systems and subsystems, such as suspensions and engines, and evaluate attributes like vehicle handling, vibrational behavior and durability.

MSC.Marc.   MSC.Marc simulates nonlinear physical behavior due to material contact conditions resulting in material failure under extreme stress. MSC.Marc is used in areas where materials undergo large deformations, such as rubber, plastics or metal forming and many other applications.

MSC.Dytran.   MSC.Dytran is complementary to MSC.Marc and uniquely combines fluid-structure interaction to facilitate the simulation of high-speed interactions including crash and projectiles.

MSC.EASY5.   MSC.EASY5 is a system-level, block-diagram-oriented simulation program that includes a large number of “application libraries” with pre-built, ready-to-use components targeted to a specific engineering discipline.

SOFY.   SOFY is a system-level, block-diagram-oriented simulation program that includes a large number of “application libraries” with pre-built, ready-to-use components targeted to a specific engineering discipline.

SimDesigner Product Category

The SimDesigner product suite includes CAD-embedded simulation solutions that allow design engineers to streamline and automate the task of building and testing virtual prototypes by simulating stress, motion, heat transfer and other physical attributes of components and assemblies within their preferred CAD environment. SimDesigner products include three categories:

Generative.   Generative products seamlessly embed our simulation solutions into the CAD environment, and focus on integrated attribute assessment across multiple disciplines, such as linear structures, motion, thermal, nonlinear structures, and fatigue.

Gateway.   Gateway products provide a seamless bidirectional link between the CAD environment and the customer’s chosen stand-alone VPD application such as MSC.Nastran and MSC.Marc.

Application-specific.   Application-specific products address specific markets, such as suspension design for the automotive industry. These applications enable the capture, storage, and reuse of product evaluation and process knowledge associated with building, testing, and validating products directly inside the CAD environment.

SimManager Product Category

SimManager is web-based environment that manages and automates simulation processes, manages all associated data and data history, and increases efficiency and innovation by delivering product performance knowledge earlier in the product development cycle. SimManager improves quality by ensuring best-practice simulation processes and full traceability of input parameters, and increases productivity by greatly reducing the number of manual tasks required. SimManager can interface with enterprise PDM systems to provide a truly collaborative environment.

Other Software Products

We also offer other software products, including:

MSC.Actran, used for determining the acoustics and vibro-acoustics performance of structural and mechanical systems;

MSC.Acumen, used to capture and automate a customer’s product development process;

MSC.Fatigue, used for durability analysis;

MSC.SuperForge, used for forging simulation; and

Third party software including Dassault Systemes products: CATIA, ENOVIA, DELMIA and SMARTEAM, as well as a select suite of Autodesk, Inc. products.

Professional Services

We offer professional services in the areas of process automation, engineering consulting, PLM implementation, funded development, and training and onsite support services. Terms of the projects are set forth in the individual arrangements with each customer, including services to be provided, amounts to be charged, and other terms of the engagement. Consulting and training services are not included in software license fees, but are generally provided on a time and materials basis.

With process automation engagements, we work closely with our customers to enhance their VPD processes, enabling them to make better products in less time and for less cost. We use a three-step process to do this by assessing our customers’ current VPD processes, comparing them to industry best practices and indicating areas for improvement. As a result of these assessments we design new enhanced processes and implement them within the customer’s product development process.

With engineering consulting engagements, we provide engineering simulation to our existing software customers and to companies who do not use our software. These services are delivered to our current customers to provide simulation or design expertise that they may not have and to augment their capabilities if they have a personnel shortage. These services are also provided to companies who do not have any simulation or design professionals on staff, but who need these capabilities provided via outsourcing. We have provided services to automotive, aerospace, biomedical, electronic packaging, petrochemical, nuclear and consumer product manufacturers and suppliers.

With PLM implementation, we provide services that allow our customers to efficiently and effectively deploy PLM software, including CATIA, ENOVIA, and SMARTEAM software. We provide these services when we license the PLM software, and also to companies who have purchased their PLM software elsewhere.

Our training and onsite support services help our customers get the most out of their MSC.Software enterprise solution. We have developed educational tools designed to train users of our products as an extension of our software business. Training seminars are conducted in local languages on a frequent basis at our offices worldwide, and at client sites. We also provide onsite support for our software. This service enables our customers to receive a dedicated level of technical support, with our personnel or adding to the expertise of onsite staff.

Research and Development

We dedicate significant resources to the development and enhancement of our suite of software products, as well as to new product research and development. Our development activities have historically involved adding new capabilities to our suite of simulation programs or converting those programs for use on new computer platforms. These activities are intended to prevent technological obsolescence and to provide our clients the maximum flexibility in selecting compatible computer hardware. In 2002, 2003 and 2004, our research and development expenditures totaled $42.9 million, $40.7 million and $42.1 million, respectively. In 2005, we invested over $45 million in research and development.

Sales and Marketing

We market and sell our products and services in North America and Latin America (“the Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific through a dedicated sales force, as well as through third parties, including value added resellers. In fiscal 2002, 2003, and 2004, our foreign operations generated approximately 60.4%, 65.4%, and 67.8%, respectively, of our total revenue.

We also market our products by advertising in trade publications, participating in industry trade shows and exhibits, conducting training seminars and working with our strategic partners.

Historically, our software products were used primarily in the design phase of product development. Accordingly, we targeted our marketing efforts on the product design engineers of our customers. With the addition of our MSC.Marc and SimManager products, we expanded our marketing efforts to target the manufacturing engineers and the IT organizations of our customers. We now have offerings that cover the entire lifecycle of a product.

Pricing

In general, we provide two types of licensing alternatives for the use of our software products. Our software products are offered on an annual non-cancelable license or on a perpetual (paid-up) basis. We also offer MSC.MasterKey, a token-based model, enabling customers to access our portfolio of simulation software from a single, flexible license. MasterKey tokens are offered on an annual license or on a paid-up basis. With both annual and paid-up software licenses, the license fee is set at a fixed rate and the customer is invoiced at the time of sale. Software licenses are generally sold with maintenance, which entitles the customer to receive unspecified upgrades, enhancements and support. Maintenance fees typically approximate 20% of software license fees, and maintenance agreements are generally for one year.

Pricing of products licensed in Europe through our European subsidiaries are generally denominated in Euros or other local currencies and products licensed in Asia Pacific through our Asia Pacific subsidiaries are generally denominated in Japanese Yen or other local currencies.

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

Sales and Support Offices

We have sales and client support offices at our worldwide headquarters in Santa Ana, California, and in over 50 other locations throughout the Americas, EMEA and Asia Pacific. Our products are marketed, distributed and supported outside of North America through a network of foreign subsidiary offices including a European subsidiary, headquartered in Munich, Germany, and an Asia Pacific subsidiary headquartered in Tokyo, Japan. Product support and training are also available in many of our locations.

Customers

Our customer base consists of thousands of companies and is diversified across industry sectors and geographies. The majority of our customers are the industry leaders in automotive, aerospace, defense and heavy machinery. No single customer accounted for more than 10% of our revenue in 2002, 2003 or 2004.

We have long-standing relationships with many of our customers, and the average tenure of our top 10 customers is more than 20 years. Our major end-user customers, based upon 2004 revenue, include: Boeing, Lockheed Martin, Nissan Motor (NML), Toyota, Northrop Grumman, Airbus, BMW and Renault.

Backlog

We generally ship our software products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, we do not believe that our backlog of software arrangements at any particular point in time is indicative of future sales. Backlog for our consulting services is currently not material.

Intellectual Property Rights

We regard our software as proprietary and rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect our proprietary rights in our products. We distribute our software products under software license agreements that grant customers nonexclusive licenses for the use of our products, which are generally nontransferable. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a license offering other access to the software. Software and hardware security measures are also employed to prevent unauthorized use of our software, and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction and export of the software. In 2002, we entered into a settlement with the Federal Trade Commission that required us to license MSC.Nastran (Version 2001) to another company, thereby giving this other company the unrestricted, perpetual right to license this technology to others.

MSC, MSC/, MSC.ADAMS, MSC/Patran, MSC/Mvision, MSC/Dytran, MSC.SuperModel, MARC, MENTAT and EASY5 are some of our registered trademarks. NASTRAN is a registered trademark of NASA. MSC.Nastran is an enhanced proprietary version of NASTRAN. Many of our trademarks have also been registered in foreign countries.

In addition, we maintain federal statutory copyright protection with respect to our software programs and products and have copyrights on documentation and manuals related to these programs.

Competition

The CAD, CAE, and broader PLM markets are intensely competitive and characterized by rapidly changing technology and evolving standards. We expect competition to increase both from existing competitors and new market entrants. We believe that the principal competitive factors affecting the software business include ability to solve customer problems, quality, functionality, performance, ease of use and, to a lesser extent, price. In our services business, we believe that the principal competitive factor is expertise.

With respect to our software business, the Company’s primary competitors include:

•       Altair Engineering, Inc.

•       ANSYS, Inc.

•       Dassault Systemes

•       LMS International

In our services business, we compete with in-house information technology personnel and consulting groups.

Although we believe we currently compete effectively with respect to these factors, we may not be able to maintain our competitive position against current and potential competitors, who may have greater financial, technical, marketing and other resources than we do. It is also possible that partnerships among competitors may emerge and acquire market share or that competition will increase as a result of industry consolidation. Increased competition could result in price reductions, reduced profitability and loss of market share, any of which could materially adversely affect our business, operating results or financial conditions.

Employees

As of December 31, 2004, we employed 1,374 persons, of whom 260 were involved in technical activities, 866 in sales, marketing and field support, and 248 in administration. None of our U.S. employees are represented by a labor union. Certain foreign jurisdictions have workers councils that typically represent workers on matters generally affecting terms of employment. We have never experienced any work stoppages and believe our relations with employees are good. Reliance upon employees in other countries may increase risks associated with government instability or regulation unfavorable to foreign-owned companies that could negatively impact our operations in the future.

Recruiting and retaining highly skilled employees, especially software developers and engineers, is highly competitive. We believe our growth and future success is dependent on our ability to attract, retain and motivate highly skilled employees.

Available information

We were re-incorporated in Delaware in 1994 and have been in business since 1963. Our executive offices are located at 2 MacArthur Place, Santa Ana, California, 92707, and the telephone number at that location is (714) 540-8900. Our web site is www.mscsoftware.com.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments filed pursuant to Sections 13(a) and 15(d) of the Securities Act of 1934, as amended are available free of charge under Investor Relations menu on our website at www.mscsoftware.com. These reports are posted on our website the same day they are filed with the SEC. In addition, copies of our code of business conduct and ethics, and any waivers thereto, are on our website and available in print to any shareholder upon request to our Investor Relations department. The contents of our website are not part of this Form 10-K.

ITEM 1A.        RISK FACTORS

Downturns in the aerospace and automotive industries we serve would adversely affect our sales and operating results.

In 2004, sales to customers in the aerospace and automotive industries accounted for a majority of our revenue. Reductions in capital spending by, and cyclical trends affecting, customers in these industries could adversely affect revenue from these customers and our results of operations. In addition, these types of customers tend to adhere to a technology choice for long periods, possibly an entire development cycle. As a result, a lost opportunity with a given customer may not again become a new opportunity for several years.

If we do not continue to acquire other companies, we may not be able to increase our revenue at historical growth rates.

Our historical revenue growth has been augmented by acquisitions. Our future revenue growth rate may decline if we do not make acquisitions of similar size and at a comparable rate as in the past.

We have acquired and may continue to acquire other companies and may be unable to integrate successfully such companies with our operations, and we have recorded, and may continue to record, a significant amount of goodwill in connection with our acquisitions.

We acquired Mechanical Dynamics, Inc. or MDI in 2002, Advanced Enterprise Solutions, Inc. or AES in 2001 and five other businesses in 1998 and 1999. In 2002 we also acquired certain assets and technology, collectively known as EASY5, and in 2004 acquired SOFY. We may continue to expand and diversify our operations with additional acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

•       integrating the operations, technologies, products and personnel;

•       unexpected losses of key employees or customers of the acquired company;

•       conforming the acquired company’s standards, processes, procedures and controls with our operations;

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

•       adverse effects on existing business relationships with customers.

If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. As a result of our acquisitions, goodwill accounted for approximately $158.7 million, or 34.1%, of our total assets, as of December 31, 2004. We may record additional goodwill related to future acquisitions. Under current generally accepted accounting principles, we do not amortize goodwill. We will, however, perform an impairment analysis on the carrying value of our goodwill at least annually. If the financial benefits of our acquisitions do not ultimately exceed the associated costs, we could be required to write down some or all of the unamortized goodwill. As a result, our results of operations would be adversely affected.

Mergers and acquisitions and investments in technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions or investments will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to products or the acquiree’s business. If we are unable to complete an acquisition or an acquisition is delayed, our business could be adversely affected due to diversion of management attention and company resources from alternative approaches, which may prevent us from achieving strategic goals.

We may also incur third party costs in the evaluation, negotiation and completion of acquisitions. These costs are deferred and treated as part of the acquisition cost upon completion of the acquisition. If an acquisition is not completed, the deferred costs are charged to earnings in the period in which the acquisition is certain not to be completed, which can impact our results of operations.

We have had losses and, should they recur, it could have a material adverse effect on our business, results of operations and financial condition.

Our net income (loss) for the years ended December 31, 2002, 2003 and 2004 was $(75.2) million, $(29.8) million and $10.9 million, respectively, and we had an accumulated deficit of $122.6 million as of December 31, 2004. We cannot assure you that we will operate profitably, and if we cannot operate profitably, we may not be able to meet our debt service requirements or our working capital or other needs. Our inability to meet these needs could have a material adverse effect on our business, results of operations and financial condition.

We may periodically restructure our operations or change our pricing model, which could adversely impact our operating results in the short term before we receive any benefits from these changes, if at all.

We continually evaluate the strengths and weaknesses of our operations. In connection with this evaluation, we may decide to reduce or realign our available resources and, as a result, consolidate, shut down or sell product lines that do not fit into our long-term business plan. If we reduce headcount in the future, we will incur significant severance and termination costs and other related expenses that could harm our business before we were to receive any benefit, if at all, from the reduced headcount expenses. If we shut down or otherwise dispose of any of our product lines in the future, we may incur costs or charges, receive less in the sale than such assets are worth, disrupt customer goodwill or lose revenue streams in connection with such a restructuring that could harm our business before we were to receive any benefit, if at all, from the restructuring. In addition, we may introduce changes to our pricing model, and these changes may not result in increased or even the same level of revenue in the timeframes that we anticipate, or at all.

The management team may not be effective

Since October 2004 we have hired a new chief executive officer, president and chief operating officer, chief financial officer, and general counsel. These four individuals constitute the current executive management team. None of these individuals have a past employment history with us. There is no assurance that this management team will be effective. If the new management team is not effective, it could have a material, adverse effect on our revenue and results of operations.

Our operating results are dependent in part on our ability to develop and introduce new and enhanced products and we may not be able to develop new and enhanced products to satisfy changes in demand.

Our operating results depend in part on our ability to develop and introduce new and enhanced products on a timely basis. Successful product development and introduction depends on numerous factors, including our ability to anticipate customer requirements, changes in technology, our ability to differentiate our products from those of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely or cost-effective manner or to develop and introduce products that satisfy customer requirements. Our products also may not achieve market acceptance or correctly anticipate technological changes.

Our sales cycle is lengthy and complicated.

The development of a business relationship with a potential licensee can be a lengthy process, spanning twelve months or longer, especially for large enterprise transactions. The sales cycle can involve multiple divisions within a potential licensee’s organization and multiple layers of management, thus making our sales process relatively complicated and long. Additionally, negotiating the terms of a new license agreement can be a protracted process with no set timetable for completion. Due to the length and complicated nature of our sales cycle, predicting the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement is difficult.

Pending governmental investigations may adversely affect us.

In April 2004, our Audit Committee engaged the services of outside legal counsel to direct an independent investigation of accounting issues. This independent investigation was initially launched by the Audit Committee to determine whether information may have been withheld from our former independent registered public accounting firm. This investigation was subsequently expanded to include the timing of revenue recognition and to review other non-revenue restatement items. The independent investigation was completed in December 2004 and a draft report was delivered to the Audit Committee at that time. In January 2005, the Audit Committee accepted the final report on the investigation. In April 2005, we were notified that the SEC had opened an investigation, and this investigation is ongoing. We cannot predict the final outcome of this SEC investigation and accordingly cannot be assured that it will not result in the taking of actions adverse to us. In addition, as a result of the financial restatement undertaken by the Company, we may be the subject of future stockholder litigation and/or class action lawsuits.

On April 27, 2005 we announced that KPMG was dismissed as our independent registered public accounting firm. On May 19, 2005, we announced that Deloitte & Touche LLP was appointed by our audit committee as our new independent registered public accounting firm. In connection with the dismissal of KPMG as required by the rules of the SEC, KPMG provided a letter regarding the Company’s disclosure with respect to that dismissal. A copy of that letter is included as an Exhibit to the Company’s Form 8-K filed on May 12, 2005. The observations made by KPMG in that letter were considered and addressed, as necessary, by management and the audit committee during the restatement process.

The timing of orders and shipments, which frequently occur at the end of a quarter, can cause fluctuations of our operating results that, in turn, may impact the price of our common stock.

We derive most of our revenue from licensing software products and selling services to high-end users of the product design markets. Our revenue growth and our ability to match spending levels with revenue growth rates will directly affect our future operating results. Historically, a significant portion of our revenue has been generated in the last month of a quarter, with this revenue frequently concentrated in the last weeks or days of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. Accordingly, we may experience fluctuations in our future operating results on a quarterly or annual basis which, in turn, could adversely affect the price of our common stock.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Although we may not be successful in expanding into particular international markets, or generating revenue from foreign operations, we currently anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. Expansion into international markets requires management attention and resources. We may not be successful in expanding into particular international markets or in generating revenue from foreign operations. Accordingly, our future results could be harmed by a variety of factors related to our international operations, including:

•       changes in foreign currency exchange rates;

•       changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•       burdens on complying with a wide variety of foreign laws and regulations;

•       meeting import and export licensing requirements

•       natural disasters or outbreaks of infectious diseases affecting the regions in which we or our licenses sell products;

•       tariffs, trade protection measures and import or export licensing requirements;

•       potentially negative consequences from changes in foreign government regulations, tax laws and regulatory requirements

•       difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•       disproportionate management attention or company resources;

•       changes in diplomatic and trade relationships

•       longer accounts receivable payment cycles; and

•       less effective protection of intellectual property.

We are subject to changes in demand for our products and services resulting from exchange rate fluctuations that make our products and services relatively more or less expensive in international markets. If exchange rate fluctuations occur, our business could be harmed by decreases in demand for our products and services or reductions in gross margins.

We have entered into agreements with third parties for the inclusion of their technology as a component of some of our products. The termination of these agreements could adversely affect our business.

Some of our products include technology licensed from third parties and we have entered into several royalty agreements for use of such technology. Should these agreements be terminated, we would need to find an alternative source to replace the functionality of such technology. We believe that we would be able to find an alternative source of the technology, or replace the functionality through internal development. In addition, these agreements allow for significant lead time prior to termination by the third party, which should allow us sufficient time to replace the functionality. However, in the event that all of these agreements were terminated within a very short time period, there is no guarantee that we could replace the technology and the marketability of our products could be harmed if we were unable to do so. In addition, certain products or technologies acquired or developed by us may incorporate so-called “open-source” software. Open source software is typically licensed for use at no initial charge, but certain open source software licenses impose on the licensee of the applicable open source software certain requirements to license or make available to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted as a result of using such open source software because, among other reasons:

•       open source license terms may be ambiguous and may be subject to unanticipated obligations regarding our products and technologies;

•       competitors may have improved access to information that may help them develop competitive products:

•       open source software cannot be protected under trade secret law;

•       it may be difficult for us to accurately determine the origin of the open source code and whether the acquired open source software in fact infringes third party intellectual property rights; and

•       open source software potentially increases customer support cost because (i) such software typically does not contain warranties as to functionality or is not accompanied by any support offerings from the provider of such open source software and (ii) licensees can modify the software and potentially introduce errors

In addition, the operation of our software will be impaired if errors occur in third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not in our control. Accordingly, our business could be adversely affected in the event of any errors in our software. There can be no assurance that these third-

parties will continue to make their software available to us on acceptable terms, to invest the appropriate level of resources in their products and services to maintain and enhance the software capabilities, or to remain in business.

Our operating expenses are fixed in advance. Therefore, we have limited ability to reduce expenses in response to any revenue shortfalls.

We plan our operating expense levels, in part, on expected revenue growth. Our expense levels, however, are generally committed in advance and, in the near term, we are able to change only a relatively small portion of our expenses. As a result, our ability to convert operating outlays into expected revenue growth at profitable margins will affect our future operating results. If our future revenue is less than expected, our net income may be disproportionately affected since expenses are relatively fixed.

Strong competition in the simulation software industry may affect prices, which could reduce margins and adversely affect our operating results and financial position, and we may not be able to maintain our competitive position against current and potential competitors.

The simulation software industry is highly competitive. The industry may experience pricing and margin pressure which could adversely affect our operating results and financial position. Some of our current and possible future competitors have greater financial, technical, marketing and other resources than we do, and some have well-established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. We believe that the principal competitive factors affecting the software business include quality, functionality, ease-of-use and, to a lesser extent, price. In our professional services business, we believe that the principal competitive factor is expertise We cannot assure you that we will be able to maintain our competitive position against current and potential competitors.

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

Business interruptions could adversely affect our business.

Our operations and those of our licensees, developers and customers are vulnerable to interruptions by fire, flood, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control. Our corporate headquarters are located in California, near major earthquake faults. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result, our future operating results could be adversely affected. The business interruption insurance under which we are covered may not be sufficient to compensate us fully for losses or damages that may occur as a result of these events, if at all. Any such losses or damages incurred by us could have a material adverse effect on our business.

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

We may be required to spend significant resources to monitor and police our intellectual property rights. Policing the unauthorized use of our products or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Regardless of the merits of any claim, intellectual property litigation is expensive and time-consuming and could divert our management’s attention from operating our business. Despite our efforts, we may not be successful in any litigation or other enforcement action we may bring may not be able to detect infringement and, as a result, may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, among other things, and we cannot assure you that we will be successful in enforcement of, or defending ourselves against, intellectual property claims. Moreover, attempts may be made to copy or reverse engineer aspects of out product or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Unauthorized use by others of our proprietary rights could materially harm our business.

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

•       vesting of authority in the board to determine the size of the board (subject to certain limited exceptions) and to fill vacancies thereon; and

•       advance notice requirements for stockholder proposals and nominations for election to the board.

In addition to the above provisions, in 1998 we adopted a shareholder rights plan. This plan was amended as of October 18, 2004. This plan entitles each registered holder to purchase from us, under certain circumstances, one one-hundredth of a share of Junior Participating Preferred Stock at a price of $35.00, subject to adjustments. The rights are generally exercisable only if a person or group acquires 12.5% or more of our stock or announces a tender or exchange offer the completion of which would result in ownership by a person or group of 12.5% or more of our stock. In the event of a transaction commonly known as a “squeeze-out merger,” each holder of Junior Participating Preferred Stock may purchase either our common stock or the common stock of the merged entity at one-half of such stock’s market value. We may redeem the rights at a nominal value until ten days after the announcement of the acquisition of such a 12.5% interest and under certain other circumstances. Ninety days after we are in full compliance with our SEC filing requirements, the trigger for exercising these rights will revert back to 20%, the percent set forth in the original shareholders rights plan adopted in 1998.

Recent accounting pronouncement requiring change in accounting for employee stock options could materially and adversely affect us.

Currently, we do not recognize compensation expense for stock option grants in our statement of operations. In December 2004, the FASB issued SFAS No. 123(R) which will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense to our income statement. We are required to adopt SFAS No. 123(R) in the first quarter of 2006. The additional expense associated with stock options will be substantial and materially reduce operating income, operating margins, net income and earnings per share. Refer to Note 1 of our Notes to Consolidated Financial Statements included in this report for a discussion on our current methods of accounting for stock-based compensation plans and pro forma disclosures currently required under SFAS No. 123(R).

In addition, new regulations implemented by NASDAQ National Market generally requiring stockholder approval for stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Our common stock is not currently listed on any securities exchange.

One March 11, 2005 the New York Stock Exchange (“NYSE”) suspended trading in our common stock and the staff of the Exchange informed us that they had recommended that delisting procedures be commenced. The NYSE stated that this action was taken because of the overall uncertainty surrounding the completion of our current financial statement filing requirements with the SEC due to the previously announced restatement of our financial results for the period subsequent to 2001. We have applied for listing on the NASDAQ Stock Market, but there is no assurance that our application will be approved. Since the suspension of trading on the NYSE took effect on March 11, 2005, our common stock has been traded in the Pink Sheets under the symbol “MNSC.”

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.   PROPERTIES

All of our offices are leased under agreements expiring at various times over the next one to 10 years. Our corporate headquarters in Santa Ana, California includes 203,511 square feet under a lease expiring in 2013, of which approximately 92,000 square feet is sublet. We also lease approximately 400,000 square feet in over 50 other offices throughout the world for sales, support, research and development, consulting and administrative personnel. All facilities are in good condition and are adequate to meet our requirements for the foreseeable future. See Note 12—Commitments and Contingencies in Notes to Consolidated Financial Statements for additional information regarding our lease obligations.

ITEM 3.   LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings that have been asserted against us by former employees.

In April 2005, the Enforcement Division of the SEC issued the Company a formal order of investigation which we believe is related to the financial restatement for periods subsequent to December 31, 2000. While we continue to cooperate with the SEC, as of this date there has been no final resolution of this matter.

Further, we may have indemnification obligations with respect to current and former employees and officers with respect to this SEC investigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Through March 10, 2005, our common stock was listed for trading on the NYSE under the symbol “MNS”. On February 8, 2005, the New York Stock Exchange (the “NYSE”) informed us that, because of the ongoing delay in the filing of our 2003 annual report on Form 10-K with the SEC, the NYSE would suspend trading in our stock on the NYSE before the opening of the market on March 11, 2005. On March 11, 2005 our stock began trading on the Pink Sheets electronic quotation system under the ticker symbol “MNSC.” The following table sets forth the high, low, average and closing prices, as reported on the NYSE composite trading system, for the periods shown:

	Sales Prices
	High	Low	Close
Calendar Year 2004:
Fourth Quarter	$10.58	$7.96	$10.47
Third Quarter	$8.68	$6.03	$8.04
Second Quarter	$10.15	$8.31	$8.95
First Quarter	$11.30	$8.20	$8.81
Calendar Year 2003:
Fourth Quarter	$11.19	$7.30	$9.45
Third Quarter	$9.35	$6.25	$7.20
Second Quarter	$8.70	$6.10	$6.74
First Quarter	$9.66	$6.74	$7.75

As of October 1, 2005, there were 272 record holders of our common stock. Because many of our shares are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

We eliminated our dividend in September 1996 and do not anticipate paying a dividend in the foreseeable future.

We maintain the MSC.Software Profit Sharing Plan which includes a 401(k) feature that allows participants to make contributions to the plan from their compensation on a before-tax basis. A participant’s contributions to the plan are credited to an account maintained in his or her name under the plan. Through March 2005, a participant was permitted to invest his or her Profit Sharing Plan account in the MSC Stock Fund, an investment alternative under the plan that was invested principally in our common stock. Shares held in the MSC Stock Fund under the Profit Sharing Plan were purchased by the plan trustee on the open market using contributions invested in that fund. This practice was suspended in March 2005 after our common stock was delisted from the NYSE. As of December 31, 2003 and 2004, the number of shares of our common stock held in the MSC Stock Fund totaled 234,057 and 174,843, respectively.

Recent Sales of Unregistered Securities and Stock Option Grants.

On May 4, 2004, the company granted 5,000 stock options with a per share exercise price of $8.80 to one employee. On May 12, 2004, the company granted a total of 350,000 stock options with a per share exercise price of $8.92 to nine employees. On June 1, 2004, the company granted 1,500 stock options with a per share exercise price of $9.00 to one employee and on June 22, 2004 the company granted 10,000 stock options to an employee at a per share exercise price of $8.51. On July 13, 2004, the company granted a total of 19,500 stock options to six employees with a per share exercise price of $7.39. On July 27, 2004, the company granted 2,000 stock options with a per share exercise price of $7.32 to one employee. On

August 9, 2004, the company granted 500 stock options with a per share exercise price of $6.80 to one employee. On November 15, 2004, the company granted 4,000 stock options to one employee with a per share exercise price of $9.81, and on November 18, 2004, the company granted 500 stock options to one employee with a per share exercise price of $9.61 per share.

During 2004, in connection with the employment of an executive officer, the Company granted the right to purchase up to 100,000 shares of restricted common stock at $7.00 per share, which was less than the then fair market value of $8.71 per share. Pursuant to the restricted stock offer, the executive purchased 25,000 shares of restricted common stock for a total of $175,000. The Company recognized a stock based compensation charge of $18,000 related to this transaction in 2004. The purchase was subsequently rescinded on March 8, 2005 and replaced with the restricted stock transaction discussed below.

On March 8, 2005, the Company granted the executive officer 25,000 restricted shares with an exercise price of $7.00 per share, which was less than the then fair market value of $11.40 per share. On March 31, 2005 the executive officer exercised his right to purchase the 25,000 restricted shares of common stock. Compensation expense recognized in 2005 related to this transaction totaled $75,000.

In addition, the following directors each received a grant for 10,000 options upon their election to the board on such date and at an exercise price per share as follows: Mark A. Stevens: August 3, 2004, $7.12; Gregory P. Spivy: December 3, 2004, $9.68 and William J. Weyand: December 3, 2004, $9.68.

These issuances of securities were issued in private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the issuance of securities from the executive officer’s purchase of shares of stock of the company in 2004 were used for general working capital purposes. No proceeds were created by the grant of any options described above.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K. The financial data for the years ended December 31, 2002, 2003 and 2004 is derived from the audited consolidated financial statements that are included in this report (amounts in thousands, except per share data). We did not restate or re-audit the years ended December 31, 2000 and 2001. Accordingly, financial information regarding those years otherwise required to be included in this Item 6 has been omitted. See “Item 1. Business—Impact on Our SEC Filings.”

	As of and for the Years Ended December 31,
	2002	2003	2004
	(As Restated)(1)
Statement Of Operations Data:
Revenue	$233,602	$252,673	$277,296
Operating Income (Loss)	$(28,718)	$13,483	$18,513
Other Expense, net	$7,679	$10,324	$924
Income (Loss) From Continuing Operations	$(38,158)	$(2,813)	$10,879
Income (Loss) From Discontinued Operations	$1,740	$(26,951)	$—
Cumulative Effect of Change in Accounting Principle	$(38,800)	$—	$—
Net Income (Loss)	$(75,218)	$(29,764)	$10,879
Basic Earnings (Loss) Per Share From Continuing Operations	$(1.30)	$(0.09)	$0.36
Diluted Earnings (Loss) Per Share From Continuing Operations	$(1.30)	$(0.09)	$0.30
Basic and Diluted Earnings (Loss) Per Share From Discontinued Operations	$0.06	$(0.90)	$—
Basic and Diluted Loss Per Share From Cumulative Effect of Change in Accounting Principle	$(1.33)	$—	$—
Basic Earnings (Loss) Per Share	$(2.57)	$(1.00)	$0.36
Diluted Earnings (Loss) Per Share	$(2.57)	$(1.00)	$0.30
Balance Sheet Data:
Cash and Cash Equivalents	$29,387	$42,045	$39,946
Working Capital (Deficiency)	$(24,626)	$(2,782)	$20,542
Total Assets	$488,228	$455,365	$464,889
Deferred Revenue	$113,781	$120,028	$116,211
Total Long-Term Debt	$57,475	$107,015	$107,195
Total Shareholders’ Equity	$178,957	$148,073	$165,015

(1)   See Note 2 to the consolidated financial statements for further details

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Future Results

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Item 1A. Risk Factors” included elsewhere in this report. You should also carefully review the risk factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this report.

Overview

We are a leader in the development, marketing and support of virtual product development (“VPD”) products, including simulation software and related services. Our simulation software and services help customers combine virtual product development technologies and traditional physical prototype-based testing methods. With our simulation software, engineers can construct computer models of products, components, systems and assemblies, as well as simulate performance conditions and predict physical responses to certain variables, such as stress, motion and temperature. These capabilities allow our customers to optimize product designs, improve product quality and reliability, comply with regulatory and safety guidelines reduce product development costs and shorten the timeline in bringing new products to market. We also provide a broad range of strategic consulting services to help our customers implement VPD solutions and improve the integration and performance of their product development process, and lower the total cost of ownership of their technology investments. We serve customers in various industries, including aerospace, automotive, defense, machinery, electronics, consumer products, biomedical, shipbuilding and rail.

We manage our business under two operating segments—software and services. Our revenue is derived through our direct sales force, a network of value-added resellers and other sales agents. Software revenue consists of licensing fees that are earned through 1) monthly, annual or longer lease (time-based) arrangements and through 2) paid-up (perpetual) license arrangements, whereby the customer purchases a license for the use of our software. Both lease and paid-up arrangements are typically sold with maintenance for a period of time. Maintenance revenue includes unspecified software upgrades, enhancements and technical post-contract support (together known as “E&S”). Services revenue includes consulting and training services, including services provided in connection with software installation.

Our revenue has grown from $233.6 million in 2002 to $277.3 million in 2004 due to acquisitions, the weakening of the U.S. dollar against the Euro and Japanese Yen and our long-term relationships with major OEM’s and their key suppliers, who have embedded our VPD software solutions within their collaborative design and manufacturing processes. Such embedding of our software provides new and recurring revenue opportunities with respect to the development and marketing of new products, renewal of maintenance contracts, and consulting services.

A significant amount of our expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. During the last several years, we have reevaluated our software and services businesses and have scaled the operations in response to economic conditions. Management has taken the actions required to reduce operating expenses and to improve operating margins, including the decision to discontinue our Systems business in 2003 and the initiation of separate restructuring initiatives in 2002 and 2003. We are committed to building a business model that best serves the marketplace, and will allow us to successfully compete in all our geographic locations.

We operate our business in three geographic regions: The Americas (United States, Canada and Brazil), EMEA (Europe, Middle East and Africa), and Asia Pacific (Japan, Korea, The People’s Republic of China, Taiwan, Southeast Asia and India), and manage all of our operations based on software sold and services provided to our customers. These regions operate similarly with respect to industries, customer base and sales channels, but each has unique challenges and opportunities. Although our consolidated results are reported in United States currency, our foreign regions conduct a significant number of transactions in local currency. As a result, our consolidated results of operations may be significantly impacted by changes in foreign currency exchange rates.

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

Average Exchange Rate to $1 US	2002	2003	% Change	2004	% Change
EMEA—Euro	1.0628	0.8853	20.0%	0.8051	10.0%
Asia Pacific—Japanese Yen	125.2775	116.0075	7.9%	108.1637	7.3%

Discontinued Business Operations

In the second quarter of 2003, we decided to exit our Systems business and ceased the operations in the third quarter of 2003. Accordingly, all current and prior financial information related to the Systems business has been presented as discontinued operations in the accompanying consolidated financial statements.

For the year ended December 31, 2003, as part of the accounting for discontinued operations, we recorded restructuring charges totaling $8.4 million and asset impairment charges totaling $18.6 million, including $12.0 million related to goodwill. See Note 16—Discontinued Operations in Notes to Consolidated Financial Statements.

Acquisitions

On April 19, 2002, we completed the acquisition of the outstanding common stock of Mechanical Dynamics, Inc. (“MDI”) through a tender offer. MDI developed, marketed and supported functional virtual prototyping solutions that expanded our core software offerings, complemented our existing product and service offerings and increased our presence in the product lifecycle management market to better serve customers. The acquisition of MDI has been accounted for as a purchase, and accordingly, the results of operations of MDI since April 19, 2002 are included in our consolidated statements of operations. See Note 3—Business Acquisitions in Notes to Consolidated Financial Statements.

2004 Highlights

In 2004, our revenue increased 9.7% to $277.3 million when compared to 2003. The increase was attributable to an increase in maintenance revenue and services revenue provided to our larger global accounts, partially offset by a decrease in software revenue, coupled with favorable foreign exchange rates. Excluding the effects of foreign currency fluctuations, our revenue increased approximately 4.0% when compared to 2003.

Our operating income increased 37.3% to $18.5 million in 2004 compared to 2003 and included $8.1 million of expenses incurred in connection with the independent investigation.

Cash, cash equivalents and investments totaled $76.7 million at December 31, 2004 and $48.5 million at December 31, 2003. In 2004, we generated $33.9 million in cash from operations, compared to $24.7 million in 2003.

Our goal for growth is to expand our leading position in the simulation software market by further penetrating our installed base, by adding new customers from the supply chains in our existing aerospace and automotive markets, and by expanding with new customers in new markets such as biomedical and consumer products. In 2005, our management is focused on, among other things, (i) improving global sales execution; (ii) strengthening our relationships with our most significant customers; (iii) accelerating time-to-market for our new products through increasing the productivity of our research and development organization; (iv) selling more enterprise-wide transactions; and (v) reducing our overhead and infrastructure costs.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenue, costs and expenses, assets, liabilities and contingencies, and related disclosures. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience, trends or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

The following accounting policies are considered to be critical in evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most significant and complex judgments and estimates.

Revenue Recognition

We derive revenue from licensing our software products and providing maintenance, consulting, and training services. Our standard software license agreement is a perpetual license to use our products on an end user basis.

We record revenue from licensing our software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred, as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally twelve-month prepaid contracts that are recognized ratably over the service period. VSOE of fair value for maintenance is measured by the stated renewal rate included in the agreement or, when not stated in the agreement, VSOE is calculated based on actual, historical evidence.

Customers may also enter into arrangements that are either on a time and materials basis or for a fixed fee for consulting and training services. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service. Consulting and training revenue are typically recognized as earned. Consulting revenue is generated primarily from implementation services related to the installation of our products and other VPD solutions. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not require significant modification or alteration. Our consulting revenue under fixed fee arrangements is generally recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts,” which approximates the proportional performance method. When percentage-of-completion accounting is not possible due to our inability to accurately calculate percentage-of-completion, we recognize revenue using the completed-contract method.

If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed, or until fair value can be objectively determined. License revenue from agents is recognized upon sell-through to the end customer. If we determine that collection of a license fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

If in the future we were unable to support VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement would be deferred and recognized ratably over the life of the contract.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. This requires us to make estimates of future write-offs of bad debt accounts related to current period revenue. The amount of our reserves is based on historical experience and our current analysis of the collectibility of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. While such amounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If for some reason we did not reasonably estimate the amount of our doubtful accounts in the future, it could have a material impact on our consolidated results of operations.

Income Taxes

During the preparation of our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statements of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We record a valuation allowance when uncertainties exist as to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, additional valuation allowances may need to be recorded which could materially impact our financial position and results of operations.

Our accounting for income taxes also requires us to exercise judgment for issues relating to known matters under discussion with tax authorities and transactions yet to be settled. If material, we record tax liabilities for known tax contingencies when, in our judgment, it is probable that a liability has been incurred and regularly assess the adequacy of this tax liability. It is reasonably possible that actual amounts payable resulting from audits by tax authorities could be materially different from the liabilities we have recorded due to the complex nature of the tax legislation that affects us.

Valuation of Goodwill, Intangibles, and Long-Lived Assets

We account for goodwill under Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires us to review for impairment of goodwill on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves a two-step process as described in Note 1 in Notes to Consolidated Financial Statements. Based upon our management of resources, we have determined that we have two reporting units—software and services, and we are required to make estimates regarding the fair value of each reporting unit when testing for potential impairment. We estimate the fair value of our reporting units using the income approach.

We account for finite-lived intangibles and long-lived assets under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include (1) significant underperformance relative to historical or projected future operating results, (2) significant changes in the manner of use of the assets or the strategy for our overall business, (3) significant decrease in the market value of the assets, and (4) significant negative industry or economic trends. Costs allocated to acquired in-process research and development (“IPR&D”) are charged to operations on the acquisition date.

Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets, if material.

Contingencies and Litigation

We are subject to various proceedings, lawsuits and claims relating to products and services, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. If the potential loss is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. If the potential loss is considered less than probable or the amount cannot be reasonably estimated, disclosure of the matter is considered. The amount of loss accrual or disclosure, if any, is determined after analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. Due to uncertainties related to these matters, accruals or disclosures are based on the best information available at the time. Significant judgment is required in both the assessment of likelihood and in the determination of a range of potential losses. Revisions in the estimates of the potential liabilities could have a material impact on or consolidated financial position or consolidated results of operations.

New Accounting Pronouncements

In January 2004, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision to SFAS No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The revision relates to disclosures only and is effective for domestic defined benefit plans for fiscal years ending after December 15, 2003, except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The revision is effective for all foreign defined benefit plans for fiscal years ending after June 15, 2004. As this revision relates to disclosures only, the adoption of this statement will not impact the Company’s consolidated balance sheets or statements of operations. We have adopted this standard as it relates to our foreign defined benefit plans. Refer to Note 10—Pensions and Other Employee Benefits.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of EITF Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, once issued to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning after June 15, 2005. The Company does not expect the adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Opinion 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•       Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•       Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

In April 2005, the Securities and Exchange Commission announced that SFAS No. 123(R)’s effective transition date will be extended to annual periods beginning after June 15, 2005. The Company is required to adopt this new standard effective January 1, 2006, with early-adoption permitted.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, the Company generally does not recognize compensation cost for employee stock options and purchases under the Employee Stock Purchase Plan. Although the adoption of SFAS No. 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or total cash flows, it will affect the Company’s net income and diluted earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. We expect the effect of adopting this standard will be material. The effect on reported net income and net income and earnings per share if we had accounted for stock options and stock purchase plans using the fair value recognition provisions of SFAS No.123 is shown in Note 1 under discussion of stock-based compensation.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” regarding the SEC Staff’s interpretation of SFAS 123(R). This interpretation provides the SEC Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided. The Company will apply the requirements of SAB 107 upon the adoption of SFAS No. 123(R).

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” See Note 8—Income Taxes, for further description of the effects on the financial statements of FSP No. 109-2.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. FIN 47 is effective no later than fiscal years ending after December 15, 2005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect the adoption of FIN 47 to have a material impact on its results of operations or financial position.

Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements for 2002 and should be read in conjunction with the consolidated financial statements and related notes contained in this Form 10-K, including Note 2 in Notes to Consolidated Financial Statements describing the 2002 restatement. Certain restatement adjustments have significantly changed the previously announced unaudited operating results in 2003 and subsequent interim periods.

The following table sets forth items included in the consolidated statements of operations data (amounts in thousands).

	2002	% of Revenue	2003	% of Revenue	2004	% of Revenue
Revenue:
Software	$128,604	55.1%	$125,626	49.7%	$127,536	46.0%
Maintenance and Services	104,998	44.9%	127,047	50.3%	149,760	54.0%
Total Revenue	233,602		252,673		277,296
Cost of revenue:
Software	17,691	7.6%	13,541	5.4%	16,654	6.0%
Maintenance and Services	54,299	23.2%	54,721	21.7%	57,296	20. 7%
Total Cost of Revenue	71,990	30.8%	68,262	27.0%	73,950	26.7%
Gross profit	161,612	69.2%	184,411	73.0%	203,346	73.3%
Operating Expenses:
Research and Development	42,879	18.4%	40,733	16.1%	42,115	15.2%
Selling, General and Administrative	138,567	59.3%	124,957	49.5%	141,193	50.9%
Amortization of Intangibles	1,608	0.7%	1,551	0.6%	799	0.3%
Restructuring and Other Charges	7,276	3.1%	3,687	1.5%	726	0.3%
Total Operating Expense	190,330	81.5%	170,928	67.6%	184,833	66.7%
Operating Income (loss)	(28,718)	(12.3)%	13,483	5.3%	18,513	6.7%
Other expense:
Interest Expense	7,174	3. 1%	5,346	2.1%	4,628	1.7%
Other Expense (Income), net	505	0.2%	4,978	2.0%	(3,704)	(1.3)%
Total Other Expense, net	7,679	3.3%	10,324	4.1%	924	0.3%
Income (loss) from Continuing Operations Before Provision for Income Taxes	(36,397)	(15.6)%	3,159	1.3%	17,589	6.3%
Provision (Benefit) for Income Taxes	1,761	0.8%	5,972	2.4%	6,710	2.4%
Income (loss) from Continuing Operations	(38,158)	(16.3)%	(2,813)	(1.1)%	10,879	3.9%
Total Income (Loss) from Discontinued Operations	1,740	0.7%	(26,951)	(10.7)%	—
Cumulative Effect of Change in Accounting Principle	(38,800)	(16.6)%	—		—
Net income (loss)	$(75,218)	(32.2)%	$(29,764)	(11.8)%	$10,879	3.9%

Revenue by Geography by Type

The following table sets forth for the periods indicated, revenue, in each of the three geographic regions in which we operate (amounts in thousands):

	2002	2003	% Change	2004	% Change
Total Revenue:
Americas
Software	$49,088	$37,823	(22.9)%	$35,303	(6.7)%
Maintenance and Services	43,381	49,621	14.4%	54,067	9.0%
	92,469	87,444	(5.4)%	89,370	2.2%
EMEA
Software	42,408	44,203	4.2%	46,567	5.3%
Maintenance and Services	30,864	37,619	21.9%	49,394	31.3%
	73,272	81,822	11.7%	95,961	17.3%
Asia Pacific
Software	37,108	43,599	17.5%	45,664	4.7%
Maintenance and Services	30,753	39,808	29.4%	46,301	16.3%
	67,861	83,407	22.9%	91,965	10.3%
Total revenue	$233,602	$252,673	8.2%	$277,296	9.7%
% Revenue by Geography:
Americas	39.6%	34.6%		32.2%
EMEA	31.4%	32.4%		34.6%
Asia Pacific	29.0%	33.0%		33.2%

In 2004 and 2003 our software revenue decreased in the Americas and increased in both EMEA and AsiaPacific compared to 2003 and 2002, respectively. The decrease in the Americas was due primarily to fewer conversions from software on lease to a long term or perpetual license and to some extent the negative impact of the FTC settlement on both potential and current customers buying decisions. The conversion from a leasing model to a perpetual model began in prior years and was substantially completed by fiscal 2003. In 2004 the increases in EMEA and AsiaPacific were due to favorable foreign currency exchange rates compared to 2003. In 2004 in constant dollar terms EMEA and AsiaPacific software revenue decreased approximately 4.2% and 2.0%, respectively, compared to 2003. In 2003 EMEA software revenue increased due to favorable foreign currency exchange rates while AsiaPacific increased as a result of both favorable foreign currency exchange rates and an increased volume compared to 2002. In constant dollar terms, EMEA software revenue decreased approximately 13.1% and AsiaPacific software revenue increased approximately 8.7% compared to 2002.

In 2004 and 2003 our maintenance and services revenue increased in all three regions due to both favorable foreign currency exchange rates and an increase in our installed customer base and additional consulting services. In 2004 in constant dollar terms our maintenance and services revenue increased approximately 19.6% and 9.0% in EMEA and AsiaPacific, respectively, compared to 2003. In 2003 in constant dollar terms our maintenance and services revenue increased 2.0% and 19.7% in EMEA and AsiaPacific, respectively, compared to 2002.

Risks inherent in our international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality, tariffs and other trade barriers, difficulties staffing and managing foreign operations and the uncertainty of foreign currency fluctuations. These factors may have a material adverse effect on our future international revenue.

Our future profitability and rate of growth, if any, will be directly affected by increased competition and an increasingly higher revenue base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenue and operating results would be adversely affected.

Year-Over-Year Comparisons

Revenue

Total revenue increased 9.7% in 2004 compared to 2003 and increased 8.2% in 2003 compared to 2002. The growth in revenue for both periods was primarily attributed to the impact of favorable foreign currency exchange rates, higher maintenance revenue due to growth in our installed customer base and an increase in our consulting services.

The change in foreign currency exchange rates favorably affected total revenue in 2004 by approximately $14.5 million compared to 2003 and favorably affected total revenue in 2003 by approximately $19.7 million, in both cases due to the increase in strength of the Euro and Japanese Yen against the U.S. dollar.

Due to the cyclical nature of new product releases and spending by larger global accounts, our revenue is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or reseller represented more than 10% of total revenue during the periods presented.

Software revenue.   Software revenue increased 1.5% to $127.5 million in 2004 from $125.6 million in 2003. In constant dollars terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, software revenue decreased approximately 4.2% in 2004 when compared to 2003 due to reduced corporate IT spending for our core software, particularly in our Americas region. As a percent of total revenue, software revenue was 46.0% in 2004 and 49.7% in 2003.

Software revenue decreased 2.3% to $125.6 million in 2003 from $128.6 million in 2002. In constant dollars terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, software revenue decreased approximately 10.6% in 2003 when compared to 2002 due to fewer conversions of software on lease to paid-up licenses in the Americas region and reduced corporate IT spending for our core products among larger global accounts in our EMEA region, which were partially offset by stronger sales in our Asia Pacific region in the automotive industry and the full year effect on incremental revenue from our 2002 acquisition of MDI. As a percent of revenue, software revenue was 49.7% in 2003 and 55.1% in 2002.

Maintenance and services revenue.   Maintenance and services revenue increased 17.9% to $149.8 million in 2004 compared to 2003. Maintenance revenue increased 14.4% to $93.3 million in 2004 primarily due to year-over-year growth of our installed customer base. Services revenue increased 24.1% to $56.4 million primarily due to additional consulting services provided to our larger global accounts, particularly in the aerospace and automotive sectors, and increased sales of services relating to new licensing contracts. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, maintenance and services revenue increased approximately 12.1% in 2004 when compared to 2003. As a percent of total revenue, maintenance and services revenue was 54.0% in 2004 and 50.3% in 2003.

Maintenance and services revenue increased 21.0% to $127.0 million in 2003 compared to 2002. Maintenance revenue increased 19.1% to $81.6 million in 2003 primarily due to year over year growth of our installed customer base. Services revenue increased 24.5% to $45.5 million primarily due to additional consulting services provided to our larger global accounts, particularly in the aerospace and automotive sectors, and increased sales of services relating to new licensing contracts. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen maintenance and services revenue increased approximately 12.3% in 2003 when compared to 2002. As a percent of total revenue, maintenance and services revenue was 50.3% in 2003 and 44.9% in 2002.

Cost of Revenue

Cost of software revenue.   Cost of software revenue, which consists primarily of royalty expenses, amortization of developed technology and the cost of product packaging and documentation materials, increased 23.0% to $16.7 million or 6.0% of revenue compared to 2003 primarily due to higher royalty expenses resulting from changes in product mix. Cost of software revenue decreased 23.5% to $13.5 million or 5.4% of revenue in 2003 compared to 2002 primarily due to lower royalty expenses related to product mix. Cost of software revenue as a percent of software revenue was 13.1% in 2004, 10.8% in 2003 and 13.8% in 2002.

Cost of maintenance and services revenue.   Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and services revenue increased 4.7% to $57.3 million in 2004 compared to 2003. The increase in cost of maintenance and services revenue in 2004 compared to 2003 was principally due to increases in compensation related expenses and subcontractor costs. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen cost of maintenance and services revenue decreased approximately 1.0%. Cost of maintenance and services revenue as a percent of maintenance and services revenue decreased to 38.3% from 43.1% in 2003 due to improved utilization rates.

Cost of maintenance and services revenue increased 0.8% to $54.7 million in 2003 from $54.3 million in 2002. The increase in cost of maintenance and services revenue in 2003 compared to 2002 was principally due to increases in compensation related expenses and subcontractor costs, partially attributable to the acquisition of MDI. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen cost of maintenance and services revenue decreased approximately 7.1%. Cost of maintenance and services revenue as a percent of maintenance and services revenue decreased to 43.1% from 51.7% in 2002 due to improved utilization rates.

Operating Expenses

Operating expenses increased 8.1% in 2004 to $184.8 million compared to 2003, and decreased 10.2% to $170.9 million in 2003 compared to 2002. As with revenue, our expenses are impacted by foreign currency fluctuations. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, operating expenses increased approximately 4.8% and decreased approximately 14.4%, in 2004 and in 2003, respectively.

Research and development.   Research and development expense increased 3.4% to $42.1 million in 2004, or 15.2% of revenue, from $40.7 million in 2003, or 16.1% of revenue. The increase was mainly attributable to higher compensation and other costs ($1.9 million) primarily due to an increase in our research and development headcount partially offset by lower subcontractor costs ($0.5 million) due to less outsourcing of development projects. Additionally, in early 2004 we wrote off $0.3 million of acquired IPR&D in connection with the acquisition of SOFY Technologies Corporation. The projects associated with this charge were completed by the end of 2004. We will continue to invest in developing new product offerings and enhancing our existing solutions.

Research and development expense decreased 5.0% to $40.7 million in 2003 or 16.1% of revenue from $42.9 million in 2002, or 18.4% of revenue. The decrease was primarily due to a write-off in 2002 of $2.2 million and $0.2 million of IPR&D in connection with the acquisitions of MDI and EASY 5, respectively. These charges were associated with development projects which had not reached technological feasibility and had no future alternative uses upon closing of the respective acquisitions. The projects associated with the write off in 2004 were completed by the end of 2004. The projects associated with the write offs in 2002 were both completed by the end of 2003.

Selling, general and administrative.   Selling, general administrative expenses primarily include employee compensation and related benefits, facility and related costs, marketing communications, conference and trade show expenses and sales commissions and incentives. Selling, general and administrative expenses increased 12.9% to $141.2 million, or 50.9% of revenue, compared to $125.0 million, or 49.5% of revenue, in 2003. The increase in selling, general and administrative expenses, in addition to the decline of the U.S. Dollar against the Euro and Japanese Yen, was primarily due to costs incurred in connection with the independent investigation ($8.1 million) and higher compensation and related expenses including commissions and severance charges to departing executives ($7.6 million) which were partially offset by lower facility costs ($4.1 million) related to the closure or downsizing of various facilities worldwide. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, selling, general and administrative expenses increased 8.6%.

In 2003, selling, general and administrative expenses decreased 9.7% to $125.0 million, or 49.5% of revenue, compared to $138.6 million, or 59.3% of revenue, in 2002. The decrease in selling, general and administrative expenses was primarily due a decrease in general and administrative expenses incurred in connection with the settlement of the FTC lawsuit in 2002 ($9.5 million) combined with workforce reductions related to a company restructuring. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, selling, general and administrative expenses decreased approximately 15.0%.

Amortization of intangibles.   Amortization of intangibles was $0.8 million for 2004, $1.6 million in 2003 and $1.6 million in 2002. Our amortization expense is primarily related to customer lists with useful lives ranging from five to fifteen years. The change in amortization between years reflects acquisition activity and expiration of useful lives.

Restructuring and other charges.   Restructuring and other charges include costs related to restructuring activities and asset impairments and related write-offs. In 2004 and 2003 we recorded charges for impaired assets of $0.7 million and $1.6 million, respectively. In 2003 and 2002, pursuant to separate corporate restructuring plans designed to bring costs more in line with revenue and strengthen the financial performance of the company, we recorded restructuring charges totaling $2.1 million and $7.2 million, respectively. We account for restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard supersedes the guidance provided by Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which was applied to our restructuring activity in fiscal year 2002. Under both standards, the costs associated with our restructuring activity are included as charges to our results of operations. As of December 31, 2004, $0.1 million remained accrued for such charges related to our continuing operations.

Interest Expense

Interest expense was $4.6 million in 2004 compared to $5.3 million in 2003 and $7.2 million in 2002. The decreases are the result of a debt refinancing. In May 2003, we sold $100 million of 2.5% Senior Subordinated Convertible Notes in a private offering, which is more fully discussed under the caption “Liquidity and Capital Resources.” From the proceeds, we repaid our notes payable which bore interest at significantly higher interest rates.

Other Expense (Income), Net

Other expense (income) includes interest income, gains and losses on property and equipment, foreign currency transaction gains and losses, and other non-operating income and expense. Other expense (income) was ($3.7 million) in 2004 compared to $5.0 million in 2003 and $0.5 million in 2002. Other income in 2004 was primarily related to foreign currency transaction gains ($1.4 million) and a favorable outcome of a contract dispute ($1.5 million) while other expense in 2003 included prepayment penalties of $3.8 million and a write-off of approximately $2.3 million of unamortized debt issuance costs related to the refinancing of our debt, partially offset by foreign currency gains ($0.3 million). Other expense of $0.5 million in 2002 primarily included foreign currency losses.

Provision for Income Taxes

Our effective annual income tax rate was approximately 38.1%, 189.1% and (4.8)% in 2004, 2003 and 2002, respectively. Our effective income tax rate is affected by various permanent differences between accounting and tax net income (loss), as well as the proportionate amount of income or loss earned in the various tax jurisdictions in which we operate. As book income (loss) approaches break even, the permanent differences have a greater impact on the effective tax rate. The effective tax rates for 2003 and 2002 reflect changes in valuation allowances totaling $6.0 million and $9.5 million, respectively.

Discontinued Operations

On June 30, 2003, we decided to exit our systems business. In 2003, we recorded a $8.4 million loss, net of tax from discontinued operations and a $18.6 million loss, net of tax from the disposal of discontinued operations.

Cumulative Effect of Change in Accounting Principle

During 2002 we completed the transitional impairment tests required under Financial Accounting Standard No. 141 (SFAS No. 141), “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets” and recorded a non-cash charge of $38.8 million. The charge was almost entirely in connection with the AES acquisition in 2001.

Quarter-Over Quarter Comparisons

To supplement our discussion and analysis of results of operations provided above, we have provided quarterly discussion and analysis of the three interim periods in 2003 and 2004, which would normally be provided in our Form 10-Q’s. Refer to Note 17 in Notes to Consolidated Financial Statements.

	Quarters Ended
	March 31, 2004	March 31, 2003	June 30, 2004	June 30, 2003	Sept. 30, 2004	Sept. 30 2003
	(in thousands, except per share data)
Revenue:
Software	$31,894	$35,371	$30,251	$28,452	$32,945	$27,999
Maintenance and Services	34,973	31,431	36,005	28,143	37,006	32,293
Total Revenue	66,867	66,802	66,256	56,595	69,951	60,292
Cost of Revenue:
Software	4,424	3,171	4,208	3,612	3,987	2,252
Maintenance and Services	14,363	13,381	14,632	13,592	14,272	13,728
Total Cost of Revenue	18,787	16,552	18,840	17,204	18,259	15,980
Gross Profit	48,080	50,250	47,416	39,391	51,692	44,312
Operating Expenses:
Research and Development	11,238	10,190	10,289	10,976	10,444	9,360
Selling, General and Administrative	36,665	30,464	33,290	32,203	34,723	30,120
Amortization of Intangibles	181	394	188	405	215	387
Restructuring and Other Charges	76	—	—	3,687	—	—
Total Operating Expenses	48,160	41,048	43,767	47,271	45,382	39,867
Operating Income (Loss)	(80)	9,202	3,649	(7,880)	6,310	4,445
Other Expense (Income)
Interest Expense	1,100	1,873	1,113	1,360	1,179	1,034
Other expense (Income), Net	(587)	(119)	119	6,158	(526)	(841)
Total Other Expense (Income), Net	513	1,754	1,232	7,518	653	193
Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	(593)	7,448	2,417	(15,398)	5,657	4,252
Provision (Benefit) For Income Taxes	(226)	14,080	922	(29,110)	2,158	8,038
Income (Loss) From Continuing Operations	(367)	(6,632)	1,495	13,712	3,499	(3,786)
Discontinued Operations
Loss From Discontinued Operations	—	(1,843)	—	(2,840)	—	(3,045)
Income (Loss) From Disposal of Discontinued Operations	—	—	—	(18,811)	—	—
Total Loss From Discontinued Operations	—	(1,843)	—	(21,651)	—	(3,045)
Net Income (Loss)	$(367)	$(8,475)	$1,495	$(7,939)	$3,499	$(6,831)
Basic Earnings (Loss) Per Share From Continuing Operations	$(0.01)	$(0.22)	$0.05	$0.46	$0.11	$(0.13)
Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.01)	$(0.22)	$0.05	$0.35	$0.10	$(0.13)
Basic Loss Per Share From Discontinued Operations	$—	$(0.06)	$—	$(0.73)	$—	$(0.10)
Diluted Loss Per Share From Discontinued Operations	$—	$(0.06)	$—	$(0.57)	$—	$(0.10)
Basic Earnings (Loss) Per Share	$(0.01)	$(0.29)	$0.05	$(0.28)	$0.11	$(0.23)
Diluted Earnings (Loss) Per Share	$(0.01)	$(0.29)	$0.05	$(0.22)	$0.10	$(0.23)
Basic Weighted-Average Shares Outstanding	30,442	29,606	30,619	29,753	30,683	30,039
Diluted Weighted-Average Shares Outstanding	30,442	29,606	43,142	37,670	42,762	30,039

Quarter Ended March 31, 2004 versus Quarter Ended March 31, 2003

Revenue

Total revenue increased 0.1% to $66.9 million for the quarter ended March 31, 2004 compared to the same quarter in 2003. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen total revenue decreased approximately 8.0%.

Software revenue.   Software revenue decreased 9.8% to $31.9 million due to reduced corporate IT spending for our software. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen software revenue decreased approximately 17.6%. As a percent of total revenue software revenue was 47.7% in 2004 and 52.9% in the same quarter in 2003.

Maintenance and services revenue.   Maintenance and service revenue increased 11.3% to $35.0 million. Maintenance revenue increased 13.1% to $22.0 million primarily due to the increase in our installed customer base. Services revenue increased 8.4% to $13.0 million primarily due to additional consulting services provided to our larger global accounts, particularly in the aerospace and automotive sectors, and increased sales of services relating to new software transactions. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, maintenance and services revenue increased approximately 2.9%. As a percent of total revenue, maintenance revenue was 32.9% and 29.1% in 2004 and 2003, respectively, and services revenue was 19.4 % and 18.0% in 2004 and 2003, respectively.

Cost of Revenue

Cost of software revenue.   Cost of software revenue increased 39.5% to $4.4 million for the quarter ended March 31, 2004 compared to the same quarter in 2003 due to higher royalty expenses resulting from changes in product mix. Cost of software revenue as a percent of software revenue was 13.9% in 2004 and 9.0% in the same quarter in 2003.

Cost of maintenance and service revenue.   Cost of maintenance and service revenue increased 7.3% to $14.4 million for the quarter ended March 31, 2004 compared to the same quarter in 2003 due to increases in employee expenses and subcontractor costs. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, cost of maintenance and services revenue decreased approximately 1.4%. Cost of maintenance and service revenue as a percent of maintenance and service revenue decreased to 41.1% for the quarter ended March 31, 2005 from 42.6% in the same quarter in 2003 as a result of higher utilization rates.

Operating Expenses

Operating expenses increased 17.3% to $48.2 million for the quarter ended March 31, 2004 compared to the same quarter in 2003. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen operating expenses increased approximately 11.8%. As a percent of total revenue, operating expenses increased to 72.0% from 61.4% in the same quarter in 2003.

Research and development.   Research and development expenses increased 10.3% to $11.2 million for the quarter ended March 31, 2004 compared to the same quarter in 2003 primarily due to an increase in incentive compensation based on financial performance ($0.6 million) and other miscellaneous expenses. As a percent of revenue, research and development expenses was 16.8% in 2004 and 15.3% in the same quarter in 2003. Additionally, we wrote-off $0.3 million of IPR&D related to the acquisition of SOFY Technologies Corporation. The IPR&D charge was associated with development projects which had not reached technological feasibility and had no future alternative use upon closing of the acquisition. The projects associated with this charge were completed by the end of 2004.

Selling, general and administrative.   Selling, general and administrative expenses increased 20.4% to $36.7 million for the quarter ended March 31, 2004 compared to the same quarter in 2003. The increase was primarily attributable to higher compensation expenses, sales commissions and other incentives ($7.9 million) partially offset by decreases in both internal software licenses ($0.8 million) and facilities ($0.5 million). In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen selling, general and administrative expenses increased approximately 12.9%. As a percent of revenue, selling, general and administrative expenses were 54.8% in 2004 and 45.8% in the same quarter in 2003.

Amortization of intangibles   Amortization of intangibles decreased $0.2 million from the same quarter in 2003. Our amortization expense is primarily related to developed technology and customer lists with useful lives ranging from five to fifteen years. The change in amortization between years reflects acquisition activity and expiration of useful lives.

Restructuring and other charges   For the quarter ended March 31, 2004 we wrote off $0.1 million of previously capitalized software developed for internal use.

Interest Expense

Interest expense decreased to $1.1 million for the quarter ended March 31, 2004 from $1.9 million in the same quarter in 2003 primarily as a result of debt re-financing. In May 2003 we sold $100 million of 2.5% Senior Subordinated Convertible Notes in a private offering, which is more fully discussed under the caption “Liquidity and Capital Resources”. From the proceeds we repaid our notes payable which bore interest at significantly higher rates.

Other Expense (Income), Net

Other income increased to $0.6 million for the quarter ended March 31, 2004 from $0.1 million in the same quarter in 2003 primarily due to foreign currency transaction gains ($0.4 million).

Provision (Benefit) for Income Taxes

Our effective tax rate for the quarter ended March 31, 2004 was 38.1% compared to 189.1% in the same quarter of 2003.

Discontinued Operations

We recorded a loss of $1.8 million, net of tax in the quarter ended March 31, 2003 as a result of our decision to exit the systems business.

Quarter Ended June 30, 2004 versus Quarter Ended June 30, 2003

Revenue

Total revenue increased 17.1% for the quarter ended June 30, 2004 compared to the same quarter in 2003 primarily due to increases in our maintenance and services revenue. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen total revenue increased approximately 11.7%.

Software revenue.   Software revenue increased 6.3% to $30.2 million compared to the same quarter in 2003. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen software revenue increased approximately 0.9%. As a percent of total revenue, software revenue was 45.7% in 2004 and 50.3% in the same quarter in 2003.

Maintenance and services revenue.   Maintenance and service revenue increased 27.9% to $36.0 million. Maintenance revenue increased 13.5% to $23.0 million primarily due to the increase in our installed customer base. Services revenue increased 65.2% to $13.0 million primarily due to additional consulting services provided to our larger global accounts, particularly in the aerospace and automotive sectors, and increased sales of services relating to new software transactions. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, maintenance and services revenue increased approximately 22.7%. As a percent of total revenue, maintenance revenue was 34.7% and 35.8% in 2004 and 2003, respectively, and services revenue was 19.6% and 13.9% in 2004 and 2003, respectively.

Cost of Revenue

Cost of software revenue.   Cost of software revenue increased 16.5% to $4.2 million for the quarter ended June 30, 2004 compared to the same quarter in 2003 due to lower royalty expenses resulting from changes in product mix. Cost of software revenue as a percent of software revenue increased to 13.9% from 12.7% in the same quarter in 2003.

Cost of maintenance and service revenue.   Cost of maintenance and service revenue increased 7.7% to $14.6 million for the quarter ended June 30, 2004 compared to the same quarter in 2003 due to increases in employee expenses and subcontractor costs. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, cost of maintenance and services revenue increased approximately 2.5%. Cost of maintenance and service revenue as a percent of maintenance and service revenue was 40.6% in 2004 and 48.3% in 2003 as a result of higher utilization rates.

Operating Expenses

Operating expenses decreased 7.4% to $43.8 million for the quarter ended June 30, 2004 compared to the same quarter in 2003. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen operating expenses decreased approximately 9.7%. As a percent of revenue operating expenses decreased to 66.1% from 83.5% in the same quarter in 2003.

Research and development.   Research and development expenses decreased 6.3% to $10.3 million for the quarter ended June 30, 2004 compared to the same quarter in 2003 primarily due to lower compensation and related expenses ($1.0 million), and lower expenses for outside contractors ($0.3 million), partially offset by miscellaneous other expenses ($0.4 million). As a percent of revenue, research and development expenses was 15.5% in 2004 and 19.4% in 2003.

Selling, general and administrative.   Selling, general and administrative expenses increased 3.4% to $33.3 million for the quarter ended June 30, 2004. The increase was primarily due to costs associated with the independent investigation ($2.9 million). In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen selling, general and administrative expenses increased approximately 1.8%. As a percent of revenue, selling, general and administrative expenses were 50.2% in 2004 and 56.9% in 2003.

Amortization of Intangibles.   Amortization of intangibles decreased $0.2 million to $0.2 million for the quarter ended June 30, 2004 compared to the same quarter in 2003. The change in amortization between years reflects acquisition activity and expiration of useful lives.

Restructuring and Other Charges.   We recorded restructuring and impairment charges totaling $3.7 million in the quarter ended June 30, 2003 related to a reduction in workforce resulting from our decision to exit the Systems business. See Note 16—“Discontinued Operations” in Notes to the Consolidated Financial Statements.

Interest Expense

Interest expense decreased to $1.1 million for the quarter ended June 30, 2004 from $1.4 million in the same quarter in 2003 primarily as a result of debt re-financing. In May 2003 we sold $100 million of 2.5% Senior Subordinated Convertible Notes in a private offering, which is more fully discussed under the caption “Liquidity and Capital resources”. From the proceeds we repaid our notes payable which bore interest at significantly higher rates.

Other Expense (Income), Net

Other expense decreased to $0.1 million for the quarter ended June 30, 2004 from $6.2 million in the same quarter of 2003 when prepayments, other penalties and a write-off of unamortized debt issuance costs related to the refinancing of our debt were expensed.

Provision (Benefit) for Income Taxes

Our effective tax rate for the quarter ended June 30, 2004 was 38.1% compared to 189.1% in the same quarter of 2003.

Discontinued Operations

On June 30, 2003, we decided to exit our systems business. We recorded a $2.8 million loss, net of tax from discontinued operations and a $18.8 million loss, net of tax from the disposal of discontinued operations.

Quarter Ended September 30, 2004 versus Quarter Ended September 30, 2003

Revenue

Total revenue increased 16.0% for the quarter ended September 30, 2004 compared to the same quarter in 2003. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen total revenue increased approximately 10.7%.

Software revenue.   Software revenue increased 17.7% to $33.0 million due to favorable foreign currency exchange rates and higher corporate IT spending. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen software revenue increased approximately 12.1%. As a percent of total revenue, software revenue was 47.1% in 2004 and 46.4% in 2003.

Maintenance and services revenue.   Maintenance and service revenue increased 14.6% to $37.0 million. Maintenance revenue increased 13.6% to $23.7 million primarily due to the increase in our installed customer base. Services revenue increased 16.3% to $13.3 million primarily due to additional consulting services provided to our larger global accounts, particularly in the aerospace and automotive sectors, and increased sales of services relating to new software transactions. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, maintenance and services revenue increased approximately 9.4%. As a percent of total revenue, maintenance revenue was 33.8% and 34.5% in 2004 and 2003, respectively, and services revenue was 19.1% and 19.0% in 2004 and 2003, respectively.

Cost of Revenue

Cost of software revenue.   Cost of software revenue increased 77.0% to $4.0 million for the quarter ended September 30, 2004 compared to the same quarter in 2003 due to higher royalty expenses resulting from changes in product mix. Cost of software revenue as a percent of software revenue was 12.1% in 2004 and 8.0% in the same quarter in 2003.

Cost of maintenance and service revenue.   Cost of maintenance and service for the quarter ended September 30, 2004 increased 4.0% to $14.3 million compared to the same quarter in 2003 due to increases in employee expenses and subcontractor costs. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen, cost of maintenance and services revenue decreased approximately 1.1%. Cost of maintenance and service revenue as a percent of maintenance and service revenue was 38.6% in 2004 and 42.5% in the same quarter in 2003 as a result of higher utilization rates.

Operating Expenses

Operating expenses increased 13.8% to $45.4 million for the quarter ended September 30, 2004 compared to the same quarter in 2003. In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen operating expenses increased approximately 10.8%. As a percent of revenue operating expenses were 64.9% in 2004 and 66.1% in the same quarter in 2003.

Research and development.   Research and development expenses increased 11.6% to $10.4 million for the quarter ended September 30, 2004 compared to the same quarter in 2003 primarily due to an increase in compensation related expenses ($1.1 million). As a percent of revenue, research and development expenses was 14.9% in 2004 and 15.5% in the same quarter in 2003.

Selling, general and administrative.   Selling, general and administrative expenses increased 15.3% to $34.7 million for the quarter ended September 30, 2004 compared to the same quarter in 2003. The expense increase was primarily due to costs associated with the independent investigation ($2.7 million) combined with higher compensation expenses, including commissions, other incentives and severance costs ($2.6 million), partially offset by lower facilities expenses ($0.8 million). In constant dollar terms, due to the decline of the U.S. Dollar against the Euro and Japanese Yen selling, general and administrative expenses increased approximately 11.8%. As a percent of revenue selling, general and administrative expenses were 49.6% in 2004 and 50.0% in the same quarter in 2003.

Amortization of Intangibles.   Amortization of intangibles decreased $0.2 million to $0.2 million for the quarter ended September 30, 2004 compared to the same quarter in 2003. The change in amortization between years reflects acquisition activity and expiration of useful lives.

Interest Expense

Interest expense increased to $1.2 million for the quarter ended September 30, 2004 from $1.0 million in the same quarter of 2003 primarily due to the increase in the coupon rate on the Senior Subordinated Convertible Notes from 2.5% to 3.0%. According to the terms of the Notes the increase was required since we were delinquent in filing our Annual Report on Form 10-K for 2003 and our quarterly reports on Form 10-Q for the first two quarters of 2004.

Other Expense (Income), Net

Other income decreased to $0.5 million for the quarter ended September 30, 2004 from $0.8 million in the same quarter in 2003 to due to lower foreign currency transaction gains.

Provision (Benefit) for Income Taxes

Our effective tax rate for the quarter ended September 30, 2004 was 38.1% compared to 189.1% in the same quarter of 2003.

Discontinued Operations

In the quarter ended September 30, of 2003, we recorded a $3.0 million loss, net of tax from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
	2002	2003	2004
	(in thousands)
Cash, cash equivalents and investments	$34,564	$48,534	$76,668
Working capital (deficiency)	$(24,626)	$(2,782)	$20,542
Net cash provided by operating activities	$22,735	$24,709	$33,942
Net cash used in investing activities	$(128,190)	$(29,431)	$(34,025)
Net cash provided by financing activities	$47,492	$21,063	$—

Our cash, cash equivalents and investments at December 31, 2004 increased 58.0% when compared to December 31, 2003 and increased 40.4% at December 31, 2003 when compared to December 31, 2002. The increases were due primarily to improving cash flows from operations, favorably impacted by our results of operations, the timing of cash receipts on billings and reduced levels of recurring expenditures, resulting in part from our restructuring initiatives in 2002 and 2003 and the discontinuance of our Systems business in July 2003, offset by debt service payments.

In the past, working capital needed to finance our operations has been provided by cash on hand and from cash flow from operations. We believe that cash and cash equivalents and cash generated from operations will continue to provide sufficient capital for normal working capital needs for at least the next 12 months. As a software company, we have significant amounts of accounts receivable, but do not have a significant amount of inventory or manufacturing costs that require extensive amounts of working capital. Our ability to generate cash flows from operations is dependent on collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits and facilities. Outside of these expenses, we do not have a significant amount of vendor payables. Currently, our debt obligations are long term in nature and will not require significant cash outflows until 2008. We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions.

Our working capital (current assets minus current liabilities) increased $23.3 million to $20.5 million at December 31, 2004 when compared to working capital deficiency of $2.8 million at December 31, 2003, and increased $21.8 million as of December 31, 2003 when compared to the working capital deficiency of $24.6 million at December 31, 2002. The increases in working capital were primarily due to the timing of cash receipts on billings and payment of restructuring activities, non-recurring expenses and other liabilities, changes in deferred tax assets and the refinancing of our debt in 2003, which reduced current liabilities.

We are currently under an SEC investigation. As a result of this investigation, we may be exposed to penalties and other contingencies or obligations that may be material to our consolidated financial statements. Refer to Note 12—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements.

Net cash provided by operations was $33.9 million for 2004 compared to $24.7 million for 2003 and $22.7 million for 2002. The increase in cash flows from operations during 2004 was due primarily to the timing of billings and payment of liabilities. Cash flow from operations decreased in 2003 when compared to 2002 primarily due to the timing of payments of liabilities in the fourth quarter. Our accounts receivable aging improved in 2004 with days sales outstanding decreasing to 92 days at December 31, 2004 compared to 100 days at December 31, 2003. Days sales outstanding at December 31, 2003 increased when compared to 97 days at December 31, 2002. Overall our days sales outstanding are negatively impacted by the revenue mix between our domestic and international operations as it is common business practice in countries outside the U.S. to have longer payment terms. In addition, our days sales outstanding are also negatively impacted due to a significant volume sales transactions and invoicing which occurs near the end of any given quarter.

Net cash used in investing activities was $34.0 million in 2004 compared to $29.4 million in 2003 and $128.2 million in 2002. The decrease in cash used in investing activities during 2003 was primarily due to the acquisition of MDI in the second quarter of 2002, offset by the purchase of $11.8 million of U.S. Government securities in connection with the issuance of our subordinated convertible notes. The U.S. Government securities were purchased to fund 100% of the interest payments on our subordinated convertible notes. Capital expenditures for property and equipment decreased in 2004 and 2003 as the result of management’s continuing effort to limit capital expenditures to required additions. Our capital expenditures vary from year to year, as required by business needs. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products. The nature and amount of capital expenditures in 2005 were comparable with 2004.

There was no net cash provided by financing activities in 2004 compared to $21.1 million in 2003 and $47.5 million in 2002. During 2003, financing activities included the refinancing of a significant portion of our debt through the issuance of $100.0 million of subordinated convertible notes as described below.

In connection with the acquisition of MDI in April 2002, we entered into a Revolving Credit and Term Loan Agreement and subsequent amendments (“Loan Agreement”) with a bank. The Loan Agreement included a $6.7 million revolving line of credit and a $65.0 million term loan. In November 2002, we replaced the Loan Agreement with a new Loan and Security Agreement, as amended (“New Loan Agreement”), with a new lender (“Lender”). The New Loan Agreement included a $15.0 million revolving line of credit and a $55.0 million term loan. Borrowings under the revolving line of credit were limited to a borrowing base of up to 85% of eligible domestic accounts receivable, as defined. The term loan was payable in 48 equal principal payments plus interest. All amounts outstanding under the previous Loan Agreement were repaid with proceeds from the New Loan Agreement. In connection with the New Loan Agreement, we capitalized $2.5 million of loan fees and wrote off $1.5 million of unamortized loan fees related to the Loan Agreement in November 2002.

The term loan under the New Loan Agreement was secured by substantially all of our assets and bore interest at the greater of 7% or the Lender’s prime rate plus 5%. Advances on the revolving line of credit bore interest at the greater of 7% or the Lender’s prime rate plus 2.25%. The New Loan Agreement required an origination fee of approximately $2.1 million, which was to be amortized to expense over the 48 months of the term loan. In addition, an annual facility fee of 1.50% of the total outstanding commitment was to be paid and expensed quarterly.

Under the terms of the New Loan Agreement, we had the option, at any time upon 90 days’ prior notice, to terminate the New Loan Agreement by, among other things, repaying all amounts outstanding under the New Loan Agreement (or collateralizing any letters of credit to remain outstanding at 105% of the amount of such letters of credit) and paying the Lender a prepayment premium initially equal to 4% in the first year and decreasing by 1% in each year thereafter of the aggregate of the maximum available under the revolving line, the amount outstanding under the term loan and unscheduled payments on account of the term loan during the 30-day period ending on the date of the termination. The New Loan Agreement required maintenance of certain financial and non-financial covenants.

In May 2003, we sold $100.0 million of 2.5% Senior Subordinated Convertible Notes (the “Convertible Notes”) in a private offering. The Convertible Notes were offered to investors at 100% of their principal amount.

The Convertible Notes mature on May 5, 2008 and bear interest at 2.5% with interest payments due semi-annually on May 5 and November 5, beginning on November 5, 2003. The Convertible Notes are convertible into our common stock at a conversion price of $8.515 per share, subject to adjustment upon the occurrence of specified events. This represents a 30% conversion premium based on the closing price of $6.55 of our common stock. Each $1,000 principal amount of the Convertible Notes is initially convertible into 117.4398 shares of our common stock. The holders of the Convertible Notes may convert their Convertible Notes at any time on or before the maturity date. We may redeem the Convertible Notes on or after May 5, 2006, assuming the price of our common stock has attained and remained at certain price levels. We incurred approximately $3.8 million of debt issuance costs, which are being amortized over the five year term of the Convertible Notes.

We used the proceeds from the Convertible Notes to repay all amounts outstanding under the New Loan Agreement and $20.0 million of the notes payable to shareholders issued in connection with the acquisition of AES in July 2001. Approximately $11.9 million of the proceeds were used to acquire U.S. Government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due. As of December 31, 2004, the balance of the pledged securities is $8.4 million.

In connection with the issuance of the Convertible Notes, we terminated the New Loan Agreement and paid approximately $3.8 million of prepayment penalties and wrote-off approximately $2.3 million of unamortized debt issuance costs related to the New Loan Agreement in May 2003.

Due to the fact we were delinquent in filing our Annual Report on Form 10-K for 2003 and our quarterly reports on Form 10-Q in 2004, the coupon rate on the Convertible Notes increased from 2.5% to 3.0% in May 2004.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2004 (in thousands).

	As of December 31, 2004
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Subordinated Notes Payable	$8,000	$—	$—	$8,000	$—
—Interest Payments	3,200	640	1,280	1,280	—
Subordinated Convertible Debentures	100,000	—	—	100,000	—
—Interest Payments	9,000	2,750	5,000	1,250	—
Operating Lease Obligations	76,579	14,960	24,488	17,762	19,369
Capital Lease Obligations	457	186	271	—	—
Pension Obligations	8,252	112	252	416	7,472
Severance Agreements	846	272	574	—	—
Total Contractual Obligations	$206,334	$18,920	$31,865	$128,708	$26,841

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

International revenue represented 60.4%, 65.4%, and 67.8% of our total revenue for 2002, 2003 and 2004, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. In 2004, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $8.9 million and our income from continuing operations by approximately $2.2 million.

We do not currently hedge any of our foreign currencies.

Interest Rate Risk

We do not have any variable interest rate borrowings and, accordingly, our exposure to market rate risks for changes in interest rates is limited. Refer to Note 1 in the accompanying Notes to Consolidated Financial Statements discussing fair value of financial instruments.

We have not used derivative financial instruments in our investment portfolio. We invest our excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investment Risk

As of December 31, 2002, 2003 and 2004 our investments included marketable equity securities and auction rate securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during 2002, 2003 or 2004. Refer to Note 1 in the accompanying Notes to Consolidated Financial Statement, discussing fair value of financial instruments.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. See Item 13 for discussion of our relationship with GSSL and related transactions. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of December 31, 2004, we owned 1,040,000 shares of GSSL stock with an original cost of $68,000.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MSC.SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002, 2003 AND 2004
(in thousands except per share value amounts)

	2002	2003	2004
	(As Restated)
	(See Note 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	29,387	42,045	39,946
Investments	5,177	6,489	36,722
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $2,363, $2,425 and $3,340 respectively.	63,369	75,233	74,224
Deferred Tax Assets	31,020	24,934	21,105
Current Assets of Discontinued Operations	35,040	—	—
Other Current Assets	15,830	15,756	10,531
Total Current Assets	179,823	164,457	182,528
Property and Equipment, Net	36,706	32,493	24,934
Goodwill and Indefinite Lived Intangibles, Net	185,376	185,803	185,453
Other Intangible Assets, Net	49,652	40,723	37,702
Deferred Tax Assets	7,015	10,441	14,285
Other Assets	11,618	21,448	19,987
Long-Term Assets of Discontinued Operations	18,038	—	—
Total Assets	$488,228	$455,365	$464,889
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	11,416	10,703	8,752
Current Portion of Long-Term Debt	13,750	—	—
Compensation and Related Expenses	13,947	17,879	16,822
Restructuring Reserve	4,105	1,229	102
Deferred Revenue	113,781	120,028	116,211
Other Current Liabilities	24,398	14,400	17,873
Current Liabilities of Discontinued Operations	23,052	3,000	2,226
Total Current Liabilities	204,449	167,239	161,986
Deferred Income Taxes	26,431	20,455	16,734
Long-Term Debt, less Current Portion	57,475	107,015	107,195
Other Long-Term Liabilities	11,572	12,583	13,959
Long-Term Liabilities of Discontinued Operations	9,344	—	—
Total Liabilities	309,271	307,292	299,874
Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 29,554,000, 30,179,000 and 30,780,000 Issued; and 29,514,000, 30,139,000 and 30,740,000 Outstanding, respectively	296	302	308
Additional Paid-In Capital	284,389	286,236	291,765
Accumulated Other Comprehensive Income (Loss)
Currency Translation Adjustment, net of tax	(5,258)	(9,464)	(10,862)
Unrealized Investment Gain, net of tax	3,495	4,728	6,654
Total Accumulated Other Comprehensive Income (Loss)	(1,763)	(4,736)	(4,208)
Accumulated Deficit	(103,688)	(133,452)	(122,573)
Treasury Shares, At Cost (40,000 Shares)	(277)	(277)	(277)
Total Shareholders’ Equity	178,957	148,073	165,015
Total Liabilities and Shareholders’ Equity	$488,228	$455,365	$464,889

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(in thousands, except per share data)

	2002	2003	2004
	(As Restated)
	(See Note 2)
Revenue:
Software	$128,604	$125,626	$127,536
Maintenance and Services	104,998	127,047	149,760
Total Revenue	233,602	252,673	277,296
Cost of Revenue:
Software	17,691	13,541	16,654
Maintenance and Services	54,299	54,721	57,296
Total Cost of Revenue	71,990	68,262	73,950
Gross Profit	161,612	184,411	203,346
Operating Expenses:
Research And Development	42,879	40,733	42,115
Selling, General and Administrative	138,567	124,957	141,193
Amortization of Intangibles	1,608	1,551	799
Restructuring and Other Charges	7,276	3,687	726
Total Operating Expense	190,330	170,928	184,833
Operating Income (Loss)	(28,718)	13,483	18,513
Other Expense (Income):
Interest Expense	7,174	5,346	4,628
Other Expense (Income), Net	505	4,978	(3,704)
Total Other Expense, Net	7,679	10,324	924
Income (Loss) From Continuing Operations Before Provision
(Benefit) For Income Tax	(36,397)	3,159	17,589
Provision (Benefit) For Income Taxes	1,761	5,972	6,710
Income (Loss) From Continuing Operations	(38,158)	(2,813)	10,879
Discontinuing Operations:
Income (Loss) From Discontinued Operations, Net of Income Taxes	1,740	(8,355)	—
Loss From Disposal Of Discontinued Operations, Net of Income Taxes	—	(18,596)	—
Total Income (Loss) From Discontinued Operations	1,740	(26,951)	—
Income (Loss) Before Cumulative Effect of Change In Accounting Principle	(36,418)	(29,764)	10,879
Cumulative Effect of Change In Accounting Principle	(38,800)	—	—
Net Income (Loss)	$(75,218)	$(29,764)	$10,879
Basic Earnings (Loss) Per Share From Continuing Operations	$(1.30)	$(0.09)	$0.36
Diluted Earnings (Loss) Per Share From Continuing Operations	$(1.30)	$(0.09)	$0.30
Basic Earnings (Loss) Per Share From Discontinuing Operations	$0.06	$(0.90)	$—
Diluted Earnings (Loss) Per Share From Discontinuing Operations	$0.06	$(0.90)	$—
Basic and Diluted Loss Per Share From Cumulative Effect of Change in Accounting Principle	$(1.33)	$—	$—
Basic Earnings (Loss) Per Share	$(2.57)	$(1.00)	$0.36
Diluted Earnings (Loss) Per Share	$(2.57)	$(1.00)	$0.30
Basic Weighted-Average Shares Outstanding	29,248	29,883	30,619
Diluted Weighted-Average Shares Outstanding	29,248	29,883	43,026

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(in thousands)

					Shareholders' Equity
	Shares of				Accumulated	Retained
	Common Stock			Additional	Other	Earnings	Treasury	Net
		Treasury	Common	Paid-in	Comprehensive	(Accumulated	Shares,	Shareholders'
	Issued	Shares	Stock	Capital	Income (Loss)	Deficit)	At Cost	Equity
Balance at January 1, 2002 (As Restated—See Note 2)	28,495	(40)	$285	$275,019	$(7,748)	$(28,470)	$(277)	$238,809
Net Loss (As Restated— See Note 2)	—	—	—	—	—	(75,218)	—	(75,218)
Currency Translation Adjustment, net of Tax Provision of $0	—	—	—	—	4,508	—	—	4,508
Unrealized Investment Gain, net of Tax Provision of $400	—	—	—	—	1,477	—	—	1,477
Comprehensive Loss (As Restated—See Note 2)	—	—	—	—	—	—	—	(69,223)
Expense Recognized from Modification of Stock Options	—	—	—	667	—	—	—	667
Exchange of Debt for Warrants	300	—	3	2,504	—	—	—	2,507
Compensation Expense from Warrants Issued	—	—	—	97	—	—	—	97
Shares Issued as Compensation	61	—	1	1,332	—	—	—	1,333
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	698	—	7	4,770	—	—	—	4,777
Balance at December 31, 2002 (As Restated—See Note 2)	29,554	(40)	296	284,389	(1,763)	(103,688)	(277)	178,957
Net Loss	—	—	—	—		(29,764)	—	(29,764)
Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	(4,206)	—	—	(4,206)
Unrealized Investment Gain, net of Tax Provision of $79	—	—	—	—	1,233	—	—	1,233
Comprehensive Loss	—	—	—	—	—	—	—	(32,737)
Shares Returned Relating to Business Acquired	(109)	—	(1)	(999)	—	—	—	(1,000)
Shares Issued as Compensation	15	—	—	130	—	—	—	130
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	719	—	7	2,716		—	—	2,723
Balance at December 31, 2003	30,179	(40)	302	286,236	(4,736)	(133,452)	(277)	148,073
Net Income	—	—	—	—	—	10,879	—	10,879
Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	(1,398)	—	—	(1,398)
Unrealized Investment Gain, net of Tax Provision of $278	—	—	—	—	1,926	—	—	1,926
Comprehensive Income	—	—	—	—	—	—	—	11,407
Shares Issued as Compensation	307	—	3	3,138	—	—	—	3,141
Shares Issued for Business Acquired	87	—	1	878	—	—	—	879
Expense Recognized from Modification of Stock Options	—	—	—	145	—	—	—	145
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	207	—	2	1,368	—	—	—	1,370
Balance at December 31, 2004	30,780	(40)	$308	$291,765	$(4,208)	$(122,573)	$(277)	$165,015

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(in thousands)

	2002	2003	2004
	(As Restated)
	(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(75,218)	$(29,764)	$10,879
Cumulative Effect of Change in Accounting Principle	38,800	—	—
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision (Credit) for Doubtful Accounts	(23)	(173)	1,006
Depreciation and Amortization of Property and Equipment	12,418	15,318	11,480
Amortization of Intangibles	7,310	7,995	6,150
Amortization of Debt Issuance Costs	680	1,003	912
Write-off of Acquired In-Process Technology	2,380	—	338
Write-off of Debt Issuance Costs	1,451	2,287	—
Loss on Disposal of Property and Equipment	699	849	669
Impairment of Assets	2,869	9,695	1,736
Impairment of Goodwill	—	12,033	—
Stock Based Compensation	2,097	130	3,283
Deferred Income Taxes	(10,115)	(1,886)	(4,133)
Other	(88)	56	—
Changes in Assets and Liabilities, Net of Effects of Acquisitions:
Trade Accounts Receivable	17,493	(11,691)	4
Other Current Assets	198	(697)	5,034
Other Assets	(1,154)	2,769	728
Accounts Payable	(4,785)	(713)	(2,021)
Other Current Liabilities	4,777	(9,840)	3,269
Deferred Revenue	20,111	6,247	(4,036)
Compensation and Related Expenses	5,944	5,427	(17)
Restructuring Reserve	7,277	3,647	560
Other Liabilities	(3,900)	(3,015)	(1,127)
Discontinued Operations	(6,486)	15,032	(772)
Net Cash Provided By Operating Activities	22,735	24,709	33,942
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(12,361)	(13,833)	(4,245)
Proceeds from Sale of Property and Equipment	7	3	6
Businesses Acquired, Net of Cash Received	(118,194)	(3,762)	(1,786)
Purchases of Investment Securities	—	—	(28,000)
Proceeds from Sale and Maturities of Investment Securities	2,512	—	—
Purchases of Investment Securities	—	(11,839)	—
Discontinued Operations	(154)	—	—
Net Cash Used In Investing Activities	(128,190)	(29,431)	(34,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinated Convertible Debentures	—	100,000	—
Proceeds from Note Payable	120,000	—	—
Repayments of Note Payable	(68,273)	(65,843)	—
Payment of Debt Issuance Costs	(4,235)	(3,750)	—
Repayment of Note Payable—Discontinued Operations	—	(9,344)	—
Net Cash Provided By Financing Activities	47,492	21,063	—
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,577	(3,683)	(2,016)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,386)	12,658	(2,099)
Cash and Cash Equivalents at Beginning of the Year	83,773	29,387	42,045
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$29,387	$42,045	$39,946
Supplemental Cash Flow Information:
Income Taxes Paid	$4,485	$9,345	$7,513
Interest Paid	$3,330	$5,149	$5,194
Exchange of Debt for Warrants	$(3,000)	$—	$—
Property and Equipment acquired using Capital Leases	$565	$—	$544
Reconciliation of Businesses Acquired, Net of Cash Received:
Fair Value of Assets Acquired	$144,557	$3,911	$3,216
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock	$—	$—	$(880)
Liabilities Assumed	$(26,363)	$(149)	$(550)
Businesses Acquired, Net of Cash Received	$118,194	$3,762	$1,786

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Software Business—MSC.Software Corporation (“MSC” or the “Company”) is a provider of virtual product development tools, including simulation software and related professional services. We design, produce and market proprietary computer software products and provide related services for use in computer-aided engineering. Our products and services are marketed internationally to various industries, including aerospace, automotive and other industrial concerns, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company acquired Mechanical Dynamics, Inc. (“MDI”) in 2002 and completed several other smaller acquisitions in 2003 and 2004. The results of the operations of the acquired companies have been included in the consolidated statements of operations from the dates of acquisition. Refer to Note 3—Business Acquisitions.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Significant estimates include those related to revenue recognition, accounts receivable allowances, income taxes, valuation of long-lived assets, and certain accrued liabilities, among others. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Revenue Recognition—We derive revenue from licensing our software products and providing maintenance, consulting, and training services. Our standard software license agreement is a perpetual license to use our products on an end user basis.

We record revenue from licensing our software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred, in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally twelve-month prepaid contracts that are recognized ratably over the service period. VSOE of fair value for maintenance is measured by the stated renewal rates included in the agreements or, when not stated in the agreement VSOE is calculated based upon actual, historical evidence.

Customers may also enter into arrangements that are typically on a time and materials basis for consulting and training services. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service. Consulting and training revenue are typically recognized as earned. Consulting revenue is generated primarily from implementation services related to the installation of our products and other VPD solutions. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not require significant modification or alteration. Our consulting revenue is generally recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” which approximates the proportional performance method. When percentage-of-completion accounting is not possible due to our inability to accurately estimate percentage-of-completion, we recognize revenue using the completed-contract method.

If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed, or until fair value can be objectively determined. License revenue from agents is recognized upon sell-through to the end customer. If we determine that collection of a license fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

If in the future we were unable to support VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement would be deferred and recognized ratably over the life of the contract.

Revenue is derived through the Company’s direct sales force, a network of value-added resellers and other sales agents. Revenue from the sale of products by other sales agents, for which a commission is due to the sales agent, is reported as net revenue (gross sales price less commission due to the sales agent) earned from the product sale. Revenue from the sale of products provided by other suppliers, for which a royalty is due to the suppliers, is reported as gross revenue earned from the product sale. Royalties due to these other suppliers are recorded as royalty expense in cost of software revenue. The Company does not offer any rights of return, rebates, stock balancing rights or price protection on the Company’s software products.

Discontinued Operations—The Company ceased operations of its Systems business in 2003. Accordingly, all current and prior financial information related to the Systems business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 16—Discontinued Operations.

Cash and Cash Equivalents—The Company considers investments with original maturities of three months or less to be cash equivalents.

Investments—Marketable equity securities and debt securities are classified as trading, held-to-maturity or available-for-sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with temporary unrealized gains and losses, net of tax, reported in shareholders’ equity as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets, until realized.

As of December 31, 2002 and 2003, all of our short-term investments included marketable equity securities classified as available-for-sale. As of December 31, 2004, our short-term investments consisted of marketable equity securities and auction rate securities classified as available-for-sale.

Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, we have classified all marketable investments, including auction rate securities, as short-term investments as they are available for current operations. Realized gains and losses on sales of investment securities and declines in value judged to be other than temporary are included in other expense (income) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Our debt securities are classified as held-to-maturity and are reported at amortized cost in the consolidated balance sheets as other assets. Such debt securities are referred to as pledged securities in connection with our Convertible Debentures. Refer to Note 4—Long-Term Debt.

As of December 31, 2002, 2003 and 2004, our non-qualified supplemental retirement plan had investments in marketable equity securities classified as available-for-sale, which are included in other assets in the accompanying consolidated balance sheets. Refer to Note 10—Pensions and Other Employee Benefits.

Available-for-sale and held-to-maturity equity and debt securities were as follows at December 31:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
2002:
Available-for-sale securities (carried at fair value) classified as current assets:
Equity Investments.	$ 68	$ 5,109	$ —	$ 5,177
Auction Rate Securities	—	—	—	—
	68	5,109	—	5,177
Available-for-sale securities (carried at fair value) classified as long-term assets:
Investments Held in Supplemental Retirement Plan	819	167	—	986
Held-to-maturity securities (carried at amortized cost) classified as long-term assets:
Pledged Securities	—	—	—	—
	$ 887	$ 5,276	$ —	$ 6,163
2003:
Available-for-sale securities (carried at fair value) classified as current assets:
Equity Investments.	$ 68	$ 6,421	$ —	$ 6,489
Auction Rate Securities	—	—	—	—
	68	6,421	—	6,489
Available-for-sale securities (carried at fair value) classified as long-term assets:
Investments Held in Supplemental Retirement Plan	819	672	—	1,491
Held-to-maturity securities (carried at amortized cost) classified as long-term assets:
Pledged Securities	10,731	—	(13)	10,718
	$ 11,618	$ 7,093	$ (13)	$ 18,698
2004:
Available-for-sale securities (carried at fair value) classified as current assets:
Equity Investments.	$ 68	$ 8,624	$ —	$ 8,692
Auction Rate Securities	28,000	30	—	28,030
	28,068	8,654	—	36,722
Available-for-sale securities (carried at fair value) classified as long-term assets:
Investments Held in Supplemental Retirement Plan	819	1,128	—	1,947
Held-to-maturity securities (carried at amortized cost) classified as long-term assets:
Pledged Securities	8,417	—	(81)	8,336
	$ 37,304	$ 9,782	$ (81)	$ 47,005

Contractual maturities of available-for-sale and held-to-maturity equity and debt securities at December 31, 2004 were as follows:

	Available-for- Sale Securities		Held-to- Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In thousands)
Due in less than one year	$ —	$ —	$ 2,500	$ 3,522
Due in 1-5 years			5,917	4,814
	$ —	$ —	$ 8,417	$ 8,336

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. This requires us to make estimates of future write-offs of bad debt accounts related to current period revenue. The amount of the allowance is based on historical experience and our current analysis of the collectibility of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional bad debt provisions may be recorded in the period such determination was made.

Our allowance for doubtful accounts was $2,363,000 at December 31, 2002, $2,425,000 at December 31, 2003 and $3,340,000 at December 31, 2004. Our provision (credit) for doubtful accounts totaled $(23,000), $(173,000) and $1,006,000 in 2002, 2003 and 2004, respectively, and were recorded in selling, general and administrative expense in the consolidated statements of operations.

Property and Equipment—Property and equipment, including software for internal use, are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding lease term. Refer to Note 5—Property and Equipment.

Software for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Costs for purchased software and internal software development activities are capitalized beginning when the Company has determined (1) that technology exists to achieve the performance requirements, (2) buy versus internal development decisions have been made and (3) the Company’s management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of two years using the straight-line method. Amounts capitalized have not been material to the Company’s consolidated financial statements.

Long-Lived Assets—We evaluate the recoverability of our long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include:

•       Significant underperformance relative to historical or projected future operating results;

•       Significant changes in the manner of use of the assets or the strategy for our overall business;

•       Significant decrease in the market value of the assets; and

•       Significant negative industry or economic trends

When we determine that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, we assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The assumptions supporting the cash flows, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges for these assets, and future results of operations could be adversely affected.

Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets, if material. As of December 31, 2004, long-lived assets with a net book value of $1,250,000 were held for sale and classified as other current assets.

Goodwill and Other Indefinite Lived Intangibles—We account for goodwill and other indefinite lived intangibles under SFAS 142, “Goodwill and Other Intangible Assets,” which requires the Company to review for impairment of the intangible asset on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves the following two-step process:

•       Step 1—Compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, Step 2 is required.

•       Step 2—Allocate the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. Compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

In calculating the impairment charge, the fair value of the impaired reporting unit would be estimated using the income approach. Significant management judgment is required in determining the allocations required under this process and projecting cash flows. Any changes in the assumptions used in projecting cash flows or determining an appropriate discount rate could impact the assessed value of an asset and result in an impairment charged equal to the amount by which its carrying value exceeds its actual or estimated fair value.

We performed our goodwill impairment tests upon adoption of SFAS 142 effective January 1, 2002 and recorded an impairment charge of $38,800,000. The impairment related entirely to our Systems reporting unit, which was almost entirely generated from the AES acquisition. Such charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the System segment was estimated using a discounted cash flow methodology and recent comparable transactions. The Systems business was discontinued in 2003. As a result, the Company wrote off $12,033,000 of additional Systems goodwill in 2003. Refer to Note 16—Discontinued Operations.

We performed our annual impairment test during the fourth quarters of 2002, 2003 and 2004 and were not required to record any impairment losses on goodwill. Refer to Note 6—Goodwill and Other Intangible Assets.

Software Development Costs—Development costs for software to be sold or otherwise marketed are included in research and development expenses as incurred. After technological feasibility is established, significant software development costs are capitalized and amortized on a straight-line basis over the estimated life of the software product. To date, the period between achieving technological feasibility, which typically occurs when the beta testing commences on a working model, and the general availability of such software to our customers has been short. As a result, software development costs qualifying for capitalization have been insignificant and we have not capitalized any software development costs.

Advertising Expense—The cost of advertising is expensed as incurred. The Company incurred $1,764,000, $1,528,000 and $1,087,000 in advertising costs during the years ended December 31, 2002, 2003 and 2004, respectively.

Royalties to Third Parties—The Company has agreements with third parties requiring the payment of royalties for sales of third party products or inclusion of such products as a component of the Company’s products. Royalties are charged to cost of software license revenue when incurred and totaled $4,920,000, $7,518,000 and $6,658,000 in 2002, 2003 and 2004, respectively.

Stock-Based Compensation—The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” as amended. Accordingly, no compensation expense is recognized for the stock option grants, unless required due to award modification.

Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”) been determined based on the estimated fair value at the grant date for awards during the years ended December 31, 2002, 2003 and 2004 consistent with the provisions of SFAS No. 123, the Company’s Net Income (Loss), Basic Earnings (Loss) Per Share and Diluted Earnings (Loss) Per Share would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

	Years Ended December 31,
	2002	2003	2004
Net Income (Loss), As Reported	$ (75,218)	$ (29,764)	$ 10,879
Add (Deduct): Stock-Based Employee Compensation Included in Reported Net Income (Loss), Net of Related Tax Effects	131	(245)	116
(Deduct) Add: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(8,772)	5,251	(3,502)
Pro Forma Net Income (Loss)	$ (83,859)	$ (24,758)	$ 7,493
Earnings (Loss) Per Share:
Basic—As Reported	$ (2.57)	$ (1.00)	$ 0.43
Basic—Pro Forma	$ (2.87)	$ (0.83)	$ 0.24
Diluted—As Reported	$ (2.57)	$ (1.00)	$ 0.30
Diluted—Pro Forma	$ (2.87)	$ (0.83)	$ 0.18

Using the Black-Scholes valuation model, the estimated per share weighted-average fair value of stock options granted during the years ended December 31, 2002, 2003 and 2004 was $7.13, $4.38 and $5.29, respectively.

The pro forma effect on the Company’s Net Income (Loss) and Basic and Diluted Earnings (Loss) Per Share for 2002, 2003 and 2004 may not be representative of the pro forma effect in future years. The pro forma effect does not take into consideration compensation expense related to grants in future years, which are anticipated. The fair value of each option and each ESPP share is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the periods indicated:

	Years Ended December 31,
	2002	2003	2004
Stock Options:
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	65.6%	67.0%	70.0%
Risk-Free Interest Rate	4.23%	2.95%	3.48%
Estimated Life	5 years	5 years	5 years
ESPP Shares:
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	65.6%	54.0%	54.0%
Risk-Free Interest Rate	1.73%	1.21%	1.01%
Estimated Life	0.5 years	0.5 years	0.5 years

Through March 2005, pursuant to the Company’s ESPP, eligible employees were entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 10% discount from the fair market value of the common stock as of specific dates. This qualified ESPP under Sections 421 and 423 of the Internal Revenue Code was offered to all eligible employees and was non-compensatory under APB Opinion No. 25. Refer to Note 11—Stock Option Plans, Warrants and Stock Based Compensation.

Income Taxes—The Company uses the asset and liability method of accounting for income taxes. Provision is made in the Company’s consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from temporary differences in accounting for intangible assets, capitalized software costs, deferred revenue, foreign deferred taxes, undistributed earnings of international subsidiaries, compensation and various state and federal tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. Refer to Note 8—Income Taxes.

Foreign Currency—The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the end of the period. Revenue and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded in shareholders’ equity as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Transaction gains and losses are included in net income in the period in which they occur.

Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that we consider to be of a long-term investment nature are recorded in accumulated other comprehensive income (loss) while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which we anticipate settlement in the foreseeable future are recorded in the consolidated statements of operations. The aggregate foreign currency transaction gains (losses) included in other expense (income) on the consolidated statements of operations were $(1,095,000), $281,000 and $1,574,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Earnings (Loss) Per Share—Basic Earnings (Loss) Per Share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock. Diluted Earnings Per Share is computed by using the weighted-average number of common and potentially dilutive shares outstanding during each period. Potentially dilutive shares are not included in the per share calculations where their inclusion would be anti-dilutive. Refer to Note 14—Earnings (Loss) Per Share.

Other Comprehensive Income (Loss)—Comprehensive income (loss) includes foreign currency translation adjustments, unrealized gains and losses on marketable securities categorized as available-for-sale, and recognition of minimum pension liabilities. Comprehensive income (loss) and its components are presented in the accompanying consolidated statements of shareholders’ equity and comprehensive income (loss).

Concentrations—Financial instruments that potentially subject MSC to a concentration of credit risk are principally comprised of cash and cash equivalents, short-term investments, and accounts receivable. Regarding cash equivalents and short-term investments, MSC only invests in instruments with investment grade credit ratings. We place our investments for safekeeping with high-credit-quality financial institutions and, by policy, limit the amount of credit exposure from any one issuer.

The Company has historically derived a significant portion of its net revenue from computer software products for use in computer-aided engineering. These products are expected to continue to account for a significant portion of net revenue for the foreseeable future. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

In addition, the Company derives a significant portion of its revenue from the automotive and aerospace industries. As a result of this concentration, the Company’s business could be harmed if any one or more of these industries experienced economic difficulties.

For 2002, 2003, and 2004, we had no customers that accounted for 10% or more of total revenue. As of December 31, 2002, 2003 and 2004, we had no customers that accounted for 10% or more of gross accounts receivable. MSC does not require collateral from its customers prior to granting credit.

Self-Insurance—Beginning in 2003 the Company self-insured certain medical claims and benefits offered to our employees. Based on analysis of the historical data, the estimated cost of future claims as of December 31, 2003 and 2004 was $603,000 and $509,000, respectively, which is reflected as an accrued liability in the accompanying consolidated balance sheets.

Fair Values of Financial Instruments—At December 31, 2002, 2003 and 2004, the Company’s financial instruments included cash and cash equivalents, trade receivables, marketable securities, accounts payable, notes payable to shareholders, subordinated notes payable and subordinated convertible debentures. The carrying amount of cash and cash equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of marketable equity investments, debt securities and subordinated convertible debentures were determined based on quoted market prices at year-end. The estimated fair value of the notes payable to shareholders and subordinated notes payable was determined based on the present value of their future cash flows using a discount rate that approximates the Company’s current borrowing rate.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2002		December 31, 2003		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instrument Assets:
Equity Investments	$5,177	$5,177	$6,489	$6,489	$8,692	$8,692
Auction Rate Securities	$—	$—	$—	$—	$28,030	$28,030
Pledged Securities	$—	$—	$10,731	$10,718	$8,417	$8,336
Investments Held in Supplemental Retirement Plan	$986	$986	$1,491	$1,491	$1,947	$1,947
Financial Instrument Liabilities:
Notes Payable to Shareholders	$(19,881)	$(19,007)	$—	$—	$—	$—
Term Loan	$(53,854)	$(53,854)	$—	$—	$—	$—
Subordinated Notes Payable, including Current Portion	$(6,834)	$(7,509)	$(7,015)	$(7,490)	$(7,195)	$(7,490)
Subordinated Convertible Debentures	$—	$—	$(100,000)	$(131,000)	$(100,000)	$(129,600)

Impact of Recently Issued Accounting Standards

In January 2004, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision to SFAS No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The revision relates to disclosures only and is effective for domestic defined benefit plans for fiscal years ending after December 15, 2003, except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The revision is effective for all foreign defined benefit plans for fiscal years ending after June 15, 2004. As this revision relates to disclosures only, the adoption of this statement will not impact the Company’s consolidated balance sheets or statements of operations. We have adopted this standard as it relates to our foreign defined benefit plans. Refer to Note 10—Pensions and Other Employee Benefits.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of EITF Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, once issued to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning after June 15, 2005. The Company does not expect the adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Opinion 25, and amends SFAS No. 95, “Statement of

Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•       Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•       Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

In April 2005, the Securities and Exchange Commission announced that SFAS No. 123(R)’s effective transition date will be extended to annual periods beginning after June 15, 2005. The Company is required to adopt this new standard effective January 1, 2006, with early-adoption permitted.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, the Company generally does not recognize compensation cost for employee stock options and purchases under the Employee Stock Purchase Plan. Although the adoption of SFAS No. 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or total cash flows, it will affect the Company’s net income and diluted earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. We expect the effect of adopting this standard will be material. The effect on reported net income and net income and earnings per share if we had accounted for stock options and stock purchase plans using the fair value recognition provisions of SFAS No.123 is shown in Note 1 under discussion of stock-based compensation.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” regarding the SEC Staff’s interpretation of SFAS 123(R). This interpretation provides the SEC Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided. The Company will apply the requirements of SAB 107 upon the adoption of SFAS No. 123(R).

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” See Note 8—Income Taxes, for further description of the effects on the financial statements of FSP No. 109-2.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. FIN 47 is effective no later than fiscal years ending after December 15, 2005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect the adoption of FIN 47 to have a material impact on its results of operations or financial position.

NOTE 2—RESTATEMENT OF 2002 FINANCIAL RESULTS

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2002, the Company determined that the consolidated financial statements should be restated to adjust for errors primarily related to revenue recognition, capitalized software development costs and income taxes.

The following table presents the impact of the restatement adjustments described below on net loss for the year ended December 31, 2002 and accumulated deficit as of January 1, 2002 (in thousands):

	Net Loss for the Year Ended December 31, 2002	Retained Earnings (Accumulated Deficit) at January 1, 2002
As Previously Reported	$(51,329)	$15,097
Revenue Adjustments:
VSOE	(6,845)	(14,276)
MasterKey contracts	(10,181)	(12,602)
Timing and Cutoff	872	(4,577)
Contracted Services	(2,548)	(994)
Training and Support Services	(52)	(6)
Regulatory Compliance	4,393	—
Other	(188)	(605)
Subtotal	(14,549)	(33,060)
Costs and Operating Expenses Adjustments:
Cost of Revenue—Software Development	9,933	11,360
Cost of Revenue—Reclass of Amortization—Developed Technology	(5,062)	—
Cost of Revenue—Other	(92)	(375)
Software Development	(10,529)	(38,336)
Business Combinations	(1,495)	(272)
Stock Compensation	(667)	—
Pension Accounting	(86)	(1,332)
Long-lived Asset Impairment	(38)	—
Reclass of Amortization—Developed Technology	5,062	—
Other	(2,542)	(1,668)
Subtotal	(5,516)	(30,623)
Other Adjustments:
Other (Expense) Income, net	(71)	262
Income Taxes	(7,008)	20,893
Discontinued Operations	2,755	(1,039)
Cumulative Effect of Change in Accounting Principle	500	—
Subtotal	(3,824)	20,116
As Restated	$(75,218)	$(28,470)

Revenue Adjustments

Vendor-Specific Objective Evidence (“VSOE”)—Previously, the Company had believed they could establish VSOE for contracts within the Asia Pacific region. Due to an insufficient number of stand-alone enhancement and support (“E&S”) contracts and inconsistent discounting, we determined that we did not have adequate support to determine VSOE for the region for countries other than Japan. Accordingly, these transactions have been restated using subscription accounting rules as required by SOP 97-2, as amended by SOP 98-9, resulting in the deferral of the related paid-up software revenue, which will be recognized over the term of the bundled E&S, or if not bundled, over a period of twelve months. Furthermore, we completed VSOE analyses for our Americas and EMEA regions and determined that the VSOE rates for E&S, relative to achieved paid-up revenue, were not correct. Accordingly, we applied the recomputed annual VSOE rate of each region to all paid-up software arrangements and renewal rate contracts.

MSC.MasterKey—MSC.MasterKey is a token-based model, enabling customers to access our complete portfolio of products. However, such license agreements did not always specify what products were covered and therefore not all products under these MasterKey licenses were delivered. Subsequent shipments of products were made as requested by the customer, or as new products became available. Since we did not meet the basic criteria under SOP 97-2 with respect to delivery of product or determining VSOE with respect to unspecified elements, software revenue previously recognized under the residual method was deferred and recognized over the initial term of the E&S contract using subscription accounting.

Timing and Cutoff—We found instances where persuasive evidence of arrangement did not exist at the time revenue on software arrangements was recognized. Such instances included missing, unsigned and/or misdated software licensing arrangements and other supporting documentation, such as amendments and purchase orders. In addition, we found that certain software arrangements recorded in our EMEA region were recognized when invoiced, that delivery could not be substantiated, and that shipping terms were FOB Destination. As a result, revenue previously recognized has been deferred until persuasive evidence of an arrangement existed.

Contracted Services—Revenue for fixed-fee consulting arrangements entered into by our Asia Pacific and EMEA regions was incorrectly recognized using the percentage completion method as allowed under SOP 97-2 and SOP 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” referred to as contract accounting. The Asia Pacific region used input measures, such as time and costs, supported by a timekeeping and project accounting system to apply the percentage completion method. The EMEA region determined that its timekeeping or project accounting system was not able to adequately or accurately capture project costs and instead used milestones supported by customer acceptance confirmations as the supporting measure to determine the percentage of completion. However, during the restatement, we determined that the milestones used by EMEA were not verifiable and should not be used with respect to percentage completion accounting. In addition, we determined that the timekeeping or project accounting system used in certain countries within Asia Pacific was not consistently utilized and that project costs were not accurately captured in determining revenue under the percentage of completion method. As a result of the inability to properly use the timekeeping or project accounting system or properly document milestones, we concluded that previously recognized revenue should be deferred until final billing under the contracts.

Training and Support Services—Revenue for certain training and post-contract customer support (“PCS”) sold separately from our software arrangements, including phone-based technical support related to third-party software, was recognized when invoiced to the customer. We reviewed these transactions and restated revenue based upon when the training was delivered or over the contract period for PCS as appropriate.

Regulatory Compliance—As part of our settlement with the Federal Trade Commission (“FTC”) in November 2002, we agreed to defer revenue related to the fair value of the converted software arrangements with respect to Nastran paid-up license and related maintenance. Such revenue would be recognized ratably over the greater of a 48 month term or the maintenance term specified in the agreement until the customer requests a refund or the twelve month period to request such a refund lapses, at which time the remaining deferred revenue will be recognized. The twelve month period to request a refund expired in June 2004. However, revenue for two customer agreements in the fourth quarter of 2002, and three agreements in the first quarter of 2003, were not properly deferred and have been restated. In addition, our restated 2002 results include the recognition of the revenue initially identified and deferred under the settlement and an accrual for sales allowances representing the actual amounts of refunds made to customers through June 2004.

Revenue Classification—Historically, we allocated a certain amount of E&S revenue to our services segment that represented the estimated amount of PCS. The remaining amount of E&S revenue, representing enhancements and upgrades was reported as software revenue. For the restated consolidated statements of operations included in this report, all E&S revenue is reported as maintenance revenue. The net effect of these reclassifications was to decrease previously reported software revenue by $25.1 million in 2002 and $25.8 million in the nine months ended September 30, 2003, and to decrease previously reported services revenue by $48.1 million in 2002 and $40.8 million in the nine months ended September 30, 2003.

Non-Revenue Adjustments

Software Development

We capitalize costs incurred for software developed for sale or lease after determining technological feasibility as required under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. We evaluated the criteria used to determine technological feasibility and performed analyses of project costs incurred after reaching technological feasibility and release dates of products compared to our detailed product design specification. Our evaluation and analysis concluded that technological feasibility was prematurely determined or could not be supported as evidenced by a pattern of consistent cost overruns and delayed release dates of new products. As a result, previously capitalized software development costs were written-off and the corresponding amortization of such costs was corrected.

We also reviewed the costs capitalized for software purchased or developed for internal use pursuant to Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” and determined that certain costs were improperly capitalized or were impaired. As a result, certain previously capitalized software development costs were written-off and the amortization was corrected.

Business Combinations Accounting

During 2001, 2002 and 2003, we made several business acquisitions. The two largest were the acquisition of AES in 2001 and Mechanical Dynamics, Inc. (“MDI”) in 2002. We corrected the purchase accounting for AES with respect to (i) the effective transaction date, (ii) the improper inclusion of an assumed liability subsequently deemed to be a contingent liability pursuant to FASB No. 141, “Business Combinations,” and (iii) the recognition of compensation expense related to shares issued to the prior owners of AES subsequent to the acquisition. We also corrected the purchase accounting for AES, MDI and other acquisitions with respect to the allocation of purchase price to customer lists, as required by EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” In addition, certain accruals established in connection with these and other acquisitions were adjusted.

Stock Compensation

In connection with severance agreements entered into with two terminated employees during 2002 we extended the exercise dates with respect to options that had previously been granted. The extension is a modification in terms and therefore the Company should have recognized compensation expense as required under Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” (FIN 44). We have recorded adjustments to properly recognize stock compensation in 2002.

Pension Accounting

We determined that certain foreign defined benefit plans were not accounted for in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” but were recorded in accordance with local standards. We have subsequently obtained actuarial valuations and other relevant information for all such plans and have adjusted the pension liabilities and related accounts in our consolidated financial statements accordingly.

Long-lived Assets Impairments

We previously recorded charges to reflect the impairment of goodwill and other intangibles, and other long-term assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of the restatement, we reevaluated the impairment charges for goodwill originally recorded in 2002 based on an updated valuation model using the restated financial statements and concluded that the cumulative effect of the change in accounting was overstated.

Other Adjustments

During our substantiation of the results of the Systems business, which was discontinued in the third quarter of 2003, we identified certain transactions that were incorrectly included and reported as discontinued operations. Accordingly, such transactions were reclassified and included within the results of our continuing operations.

We also identified various restatement adjustments related to the timing or adequacy of certain estimates or accruals recorded. These adjustments related primarily to provisions for bad debt, accrued professional services, accrued compensation and related expenses, including vacation, employee health plans and bonus, restructuring reserves and accounts payable. In addition, we reclassified the amortization of developed technology from operating expenses to cost of software revenue.

Similar adjustments were made to interest and other expenses (income), primarily as a result of other restatement adjustments discussed above.

Tax Adjustments

We identified a number of errors related to current and deferred federal, state and foreign taxes, and corresponding current and deferred tax expense. These errors included (i) not establishing deferred tax assets and, to the extent necessary, corresponding valuation allowances for unrealizable deferred tax assets, (ii) not accurately applying, the asset and liability approach for deferred taxes required under GAAP, (iii) not considering all relevant information at the date of issuance of the financial statements and (iv) accounting for income taxes in certain foreign jurisdictions on a cash basis. In addition, our provision was impacted by changes in the variance between our effective foreign tax rates and our statutory federal tax rate. We also adjusted our estimated reserves for tax contingencies related to the FTC settlement and research and development credits after consideration of subsequent facts, and established new tax reserves related to transfer pricing exposures in certain of our foreign jurisdictions.

The following table presents the impact of the restatement adjustments described above on the provision (benefit) for income taxes for the year ended December 31, 2002 (in thousands):

Benefit for Income Taxes, as Previously Reported	$(5,247)
U.S.
Increase in Pre-Tax Loss	(2,431)
State Income Taxes	333
Research and Development Tax Credits	741
Amortization of Intangibles	(637)
Valuation Allowance	9,455
Other	(191)
Foreign
Increase in Pre-Tax Loss	(4,617)
Tax Rate Variance	4,355
Benefit for Income Taxes, as Restated	$1,761

The accompanying 2002 consolidated financial statements reflect the restatement adjustments described above. To conform to the 2003 presentation, our Systems business is presented as discontinued operations (refer to Note 16—Discontinued Operations). The net effect of these adjustments increased the loss from continuing operations by $27,144,000 or $0.93 per share for the year ended December 31, 2002.

Refer to Note 17—Selected Quarterly Financial Data (Unaudited) for presentation of quarterly interim periods in 2002 and 2003 impacted by the restatement.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2002
	As Previously Reported	Restatement Adjustments	As Restated
	(in thousands, except per share amounts)
Revenue:
Software	$160,361	$(31,757)	$128,604
Maintenance and Services	87,790	17,208	104,998
Total Revenue	248,151	(14,549)	233,602
Cost of Revenue:
Software	22,468	(4,777)	17,691
Maintenance and Services	54,299	—	54,299
Total Cost of Revenue	76,767	(4,777)	71,990
Gross Profit	171,384	(9,772)	161,612
Operating Expenses:
Research And Development	27,777	15,102	42,879
Selling, General And Administrative	131,871	6,696	138,567
Amortization Of Intangibles	6,574	(4,966)	1,608
Restructuring And Other Charges	13,815	(6,539)	7,276
Total Operating Expense	180,037	10,293	190,330
Operating Loss	(8,653)	(20,065)	(28,718)
Other Expense (Income) :
Interest Expense	7,443	(269)	7,174
Other Expense, Net	165	340	505
Total Other Expense, Net	7,608	71	7,679
Loss From Continuing Operations Before Benefit For Income Taxes	(16,261)	(20,136)	(36,397)
Provision (Benefit) For Income Taxes	(5,247)	7,008	1,761
Loss From Continuing Operations	(11,014)	(27,144)	(38,158)
Income (Loss) From Discontinued Operations, Net of Income Taxes	(1,015)	2,755	1,740
Loss Before Cumulative Effect of Change In Accounting Principle	(12,029)	(24,389)	(36,418)
Cumulative Effect of Change In Accounting Principle	(39,300)	500	(38,800)
Net Loss	$(51,329)	$(23,889)	$(75,218)
Basic and Diluted Loss Per Share From Continuing Operations	$(0.37)	$(0.93)	$(1.30)
Basic and Diluted Earnings (Loss) Per Share From Discontinued Operations	$(0.03)	$0.09	$0.06
Basic and Diluted Loss Per Share From Change In Accounting Principle	$(1.34)	$0.01	$(1.33)
Basic and Diluted Loss Per Share	$(1.75)	$(0.82)	$(2.57)
Basic Weighted-Average Shares Outstanding	29,379		29,248
Diluted Weighted-Average Shares Outstanding	29,379		29,248

CONSOLIDATED BALANCE SHEET

	As of December 31, 2002
	As Previously Reported	Restatement Adjustments	As Restated
	(in thousands, except per share amounts)
Current Assets:
Cash and Cash Equivalents	$29,387	$—	$29,387
Investments	5,177	—	5,177
Trade Accounts Receivable, net	60,896	2,473	63,369
Deferred Tax Assets	19,839	11,181	31,020
Current Assets of Discontinued Operations	38,341	(3,301)	35,040
Other Current Assets	15,737	93	15,830
Total Current Assets	169,377	10,446	179,823
Property and Equipment, Net	34,888	1,818	36,706
Capitalized Software Costs, Net	25,957	(25,957)	—
Goodwill and Indefinite Lived Intangibles, Net	197,652	(12,276)	185,376
Other Intangible Assets, Net	48,730	922	49,652
Deferred Tax Assets	—	7,015	7,015
Other Assets	11,641	(23)	11,618
Long-Term Assets of Discontinued Operations	19,029	(991)	18,038
Total Assets	$507,274	$(19,046)	$488,228
Current Liabilities:
Accounts Payable	$9,919	$1,497	$11,416
Current Portion of Note Payable	13,750	—	13,750
Current Portion of Notes Payable to Shareholders	4,590	(4,590)	—
Compensation and Related Expenses	13,370	577	13,947
Restructuring Reserve	4,105	—	4,105
Current Liabilities of Discontinued Operations	24,868	(1,816)	23,052
Other Current Liabilities	23,659	739	24,398
Deferred Revenue	67,327	46,454	113,781
Total Current Liabilities	161,588	42,861	204,449
Deferred Income Taxes	29,243	(2,812)	26,431
Note Payable, Less Current Portion	40,104	—	40,104
Notes Payable to Shareholders, Less Current Portion	10,537	—	10,537
Subordinated Notes Payable	6,817	17	6,834
Other Long-Term Liabilities	7,161	4,411	11,572
Notes Payable to Shareholders—Discontinued Operations	9,344	—	9,344
Total Liabilities	264,794	44,477	309,271
Shareholders’ Equity:
Common Stock	298	(2)	296
Additional Paid-In Capital	282,058	2,331	284,389
Accumulated Other Comprehensive (Income) Loss	(3,367)	1,604	(1,763)
Accumulated Deficit	(36,232)	(67,456)	(103,688)
Treasury Shares	(277)	—	(277)
Total Shareholders’ Equity	242,480	(63,523)	178,957
Total Liabilities and Shareholders’ Equity	$507,274	$(19,046)	$488,228

NOTE 3—BUSINESS ACQUISITIONS

SOFY Corporation

In February 2004, the Company acquired certain assets and technology known as SOFY Corporation (“SOFY”) for cash of $1,800,000 and 88,000 shares of MSC common stock valued at $880,000 in addition to $191,000 of forgiveness of prepaid expenses and the assumption of certain liabilities. The Company believes this transaction will enhance the Virtual Product Development (VPD) product line and expand the penetration in the global automotive marketplace. The Company allocated the purchase price to developed technology, customer list and other identifiable intangibles. The Company also acquired $338,000 of in-process research and development costs, which were charged to operating expense at acquisition. The pro forma effect of this acquisition was not material to the consolidated financial statements presented herein.

Other Acquisitions of Businesses and Technology

In fiscal 2003, the Company acquired the remaining minority interest of three foreign subsidiaries for cash of $2,786,000. Pro forma financial information for these acquisitions has not been presented as their historical operations were not material to the Company’s consolidated financial statements either individually or in the aggregate.

Mechanical Dynamics, Inc.

On April 19, 2002, the Company, through a wholly owned subsidiary, completed the acquisition of the outstanding common stock of Mechanical Dynamics, Inc. (“MDI”) through a tender offer. MDI developed, marketed and supported functional virtual prototyping solutions. The Company believes that the acquisition of MDI will expand the Company’s core software offerings, complement the Company’s existing product and service offerings, and increase the Company’s presence in the product lifecycle management market to better serve customers. It is for these reasons that the purchase price exceeds the fair value of net tangible and intangible assets, resulting in goodwill.

To accomplish the acquisition of MDI, the Company entered into the Agreement and Plan of Merger dated March 15, 2002 (the “Merger Agreement”), with MDI, pursuant to which, following the consummation of a tender offer at $18.85 per share in cash and the satisfaction or waiver of certain conditions, all of the remaining outstanding shares of common stock of MDI were converted into the right to receive $18.85 per share in cash. The tender offer and merger resulted in the Company acquiring 6,214,870 shares of common stock of MDI, representing 100 percent of the outstanding shares of MDI, at an aggregate price of approximately $117,150,000. The Company also agreed to redeem all outstanding MDI stock options (922,340 options) for total consideration of $10,531,000 (the difference between $18.85 and the exercise price of the options).

The acquisition of MDI has been accounted for as a purchase, and accordingly, the results of operations of MDI since April 19, 2002 are included in the Company’s consolidated statements of operations. A valuation of the intangible assets acquired has been performed and the allocation of the purchase price is as follows (in thousands):

Net Tangible Assets Acquired(1)	$17,722
Fair Value of Intangible Assets Acquired, net of deferred taxes of $11,442	42,768
Fair Value of In-Process R&D	2,170
Goodwill	68,780
Total Cost of Acquisition	$131,440
Cash Paid for outstanding MDI common shares	$117,150
Cash Paid for outstanding MDI stock options	10,531
Direct Costs of Acquisition	3,759
$131,440

(1)          Includes accrual of $5,794,000 for restructuring costs. Refer to Note 7—Restructuring Reserve.

Intangible assets included $31,110,000 of developed technology to be amortized over ten years and $23,100,000 of other intangibles, consisting primarily of trademarks and trade names that were deemed to have indefinite lives, in accordance with SFAS No. 142.

The goodwill of $68,780,000 was assigned to the software and services segments in the amounts of $47,458,000 and $21,322,000, respectively. No portion of the total amount is expected to be deductible for tax purposes.

A portion of the purchase price totaling $2,170,000 was allocated to acquired in-process research and development. In-process research and development (“IPR&D”) projects were identified and valued through analysis of data provided by MDI concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The primary technique utilized in valuing the acquired IPR&D was the income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows. We determined that the related IPR&D projects had not reached technological feasibility and had no future alternative uses, and were charged to research and development expense upon closing of the acquisition. The projects associated with the write-offs in 2002 were both completed by the end of fiscal 2003.

The following summarized unaudited pro forma consolidated results of operations reflect the effect of the MDI acquisition as if it had occurred on January 1, 2002. The unaudited pro forma consolidated results of operations for the year ended December 31, 2002 presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of January 1, 2002 and should not be construed as representative of future operations.

2002
(in thousands, except per share data)
Revenue	$248,013
Cost of Revenue and Operating Expenses	$278,714
Loss from Continuing Operations	$(41,169)
Income From Discontinued Operations	$1,740
Net Loss	$(78,230)
Basic and Diluted Loss Per Share From Continuing Operations	$(1.41)
Basic and Diluted Earnings Per Share From Discontinued Operations	$0.06
Basic and Diluted Loss Per Share	$(2.67)

EASY5

In May 2002, the Company acquired certain assets and technology known as EASY5 for cash of $4,418,000 and the assumption of certain liabilities. The Company believes this transaction will increase existing simulation capabilities. As a result of this transaction, the Company recognized goodwill of approximately $2,464,000, indefinite lived intangibles of $400,000 and other identifiable intangibles of $2,540,000, to be amortized over ten years. Goodwill from this transaction was assigned to the software segment and the amount is expected to be fully deductible for income tax purposes. The Company also acquired $210,000 of in-process research and development costs, which were expensed in 2002. The pro forma effect of this acquisition was not material to the consolidated financial statements presented herein.

NOTE 4—LONG-TERM DEBT

As of December 31, 2002, 2003 and 2004, long-term debt included the following (in thousands):

	2002	2003	2004
Term Loan	$53,854	$—	$—
8% Subordinated Notes Payable due June 17, 2009, net of unamortized discount of $1,166, $985 and $805, respectively	6,834	7,015	7,195
2.5% Senior Subordinated Debentures due May 5, 2008	—	100,000	100,000
7% Promissory Notes Payable for Acquisition of AES, net of unamortized discount of $120	19,881	—	—
	80,569	107,015	107,195
Less: 7% Promissory Notes Payable Allocated to Discontinued Operations	9,344	—	—
Less: Current Portion	13,750	—	—
Long-Term Debt	$57,475	$107,015	$107,195

Term Loan

In November 2002, the Company replaced its revolving credit and term loan agreement (“Loan Agreement”) with a new Loan and Security Agreement, as amended, (“New Loan Agreement”) with a new lender (“Lender”). The New Loan Agreement included a $15,000,000 revolving line of credit and a $55,000,000 term loan. Borrowings under the revolving line of credit were limited to a borrowing base of up to 85% of eligible domestic accounts receivable, as defined. The term loan was payable in 48 equal principal payments plus interest. All amounts outstanding under the previous Loan Agreement were repaid with proceeds from the New Loan Agreement. In connection with the New Loan Agreement, $1,451,000 of capitalized loan fees related to the Loan Agreement were written off in November 2002 and included as interest expense in the accompanying consolidated statements of operations.

The term loan under the New Loan Agreement was secured by substantially all of the Company’s assets and bore interest at the greater of 7% or the Lender’s prime rate plus 5%. Advances on the revolving line of credit bore interest at the greater of 7% or the Lender’s prime rate plus 2.25%. The New Loan Agreement required an origination fee of $2,100,000, which was to be amortized to expense over the 48 months of the term loan. In addition, an annual facility fee of 1.50% of the total outstanding commitment was to be paid and expensed quarterly.

Under the terms of the New Loan Agreement, the Company had the option, at any time upon 90 days’ prior notice, to terminate the New Loan Agreement by, among other things, repaying all amounts outstanding under the New Loan Agreement (or collateralizing any letters of credit to remain outstanding at 105% of the amount of such letters of credit) and paying the Lender a prepayment premium initially equal to 4% in the first year and decreasing by 1% in each year thereafter of the aggregate of the maximum available under the revolving line, the amount outstanding under the term loan and unscheduled payments on account of the term loan during the 30-day period ending on the date of the termination. All outstanding amounts were paid and the New Loan Agreement was cancelled in 2003—see below.

Subordinated Convertible Debentures

In May 2003, the Company sold $100,000,000 of 2.5% Senior Subordinated Convertible Notes (the “Convertible Notes”) in a private offering. The Convertible Notes were offered to investors at 100% of their principal amount.

The Convertible Notes mature on May 5, 2008 and bear interest at 2.5% with interest payments due semi-annually on May 5 and November 5, beginning on November 5, 2003. The Convertible Notes are convertible into the Company’s common stock at a conversion price of $8.515 per share. This represents a 30% conversion premium. Each $1,000 principal amount of the Convertible Notes is initially convertible into 117.4398 shares of the Company’s common stock. The holders of the Convertible Notes may convert their Convertible Notes at any time on or before the maturity date. The Company may redeem the Convertible Notes on or after May 5, 2006, assuming the price of the Company’s common stock has attained and remained at certain price levels. The Company incurred approximately $3,750,000 of debt issuance costs, which are being amortized over the five year term of the Convertible Notes.

The Company used the proceeds from the Convertible Notes to repay all amounts outstanding under the New Loan Agreement and $20,000,000 of the notes payable to shareholders issued in connection with the acquisition of AES in July 2001. The proceeds were also used to acquire $11,876,000 of U.S. Government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due. These securities are classified as held-to-maturity and reported at amortized cost in the accompanying balance sheets. As of December 31, 2004, the balance of the pledged securities is $8,417,000. The portion of pledged securities that will be used to pay interest each May and November is included in other current assets and the remaining $5,917,000 is included in other assets in the accompanying consolidated balance sheet as of December 31, 2004.

In connection with the issuance of the Convertible Notes, the Company terminated the New Loan Agreement, paid $3,797,000 of prepayment penalties and wrote-off $2,287,000 of unamortized debt issuance costs related to the New Loan Agreement. These refinancing related costs totaling $6,084,000 are included in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2003.

Subordinated Notes Payable

In June 1999, in connection with an acquisition, the Company issued subordinated notes payable in the aggregate principal amount of $14,236,000. The subordinated notes payable were recorded at their estimated fair value at the time of issuance, net of a discount of $2,596,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. At December 31, 2004, the principal balance of the subordinated notes payable was $8,000,000 and their carrying amount was $7,195,000, net of an unamortized discount of $805,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the notes payable. The entire remaining principal balance is due in June 2009.

Notes Payable to Shareholders

In July 2001, in connection with the AES acquisition, the Company issued promissory notes in the aggregate principal amount of $20,000,000. The notes were recorded at their estimated fair value at time of issuance, net of a discount of $411,000. The promissory notes bore interest at 7% with interest payments due semi-annually in January and July. These subordinated notes were repaid in full from the proceeds of the sale of the Convertible Notes as described above.

The maturities of the Company’s debt, excluding $859,000 of unamortized discounts, are approximately as follows (in thousands):

Year Ending December 31,	Maturities
2005	$—
2006	—
2007	—
2008	100,000
2009	8,000
2010 and Thereafter	—
$108,000

NOTE 5—PROPERTY AND EQUIPMENT

As of December 31, 2002, 2003 and 2004 property and equipment, at cost consisted of the following (in thousands):

	Depreciable Lives	2002	2003	2004
Software, Computers and Other Equipment	2-5 years	$49,962	$56,831	$52,086
Leasehold Improvements	Over lease term	12,497	13,058	13,093
Furniture and Fixtures	5 years	9,493	10,649	10,276
		71,952	80,538	75,455
Less Accumulated Depreciation and Amortization		(35,246)	(48,045)	(50,521)
Property and Equipment, Net		$36,706	$32,493	$24,934

Included in software, computers and other equipment are capital lease costs totaling $565,000, $565,000 and $544,000 as of December 31, 2002, 2003 and 2004, respectively.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2002, 2003, and 2004 was $12,418,000, $15,318,000 and $11,480,000, respectively. In connection with our 2002 restructuring, the Company wrote down property and equipment, net of depreciation and amortization, by $1,943,000. Refer to Note 7—Restructuring Reserve. In connection with discontinuing our Systems business in 2003, the Company wrote down property and equipment, net of depreciation, by $525,000. Refer to Note 16—Discontinued Operations.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of our reporting units are as follows (in thousands):

	Software Segment	Services Segment	Total	Discontinued Operations
Balance at January 1, 2002	$69,732	$18,537	$88,269	$50,833
Goodwill from the acquisition of MDI	47,458	21,322	68,780	—
Goodwill from the acquisition of Easy 5	1,700	764	2,464	—
Impairment charge related to AES	—	—	—	(38,800)
Purchase accounting adjustments	(644)	(261)	(905)	—
Balance at December 31, 2002	118,246	40,362	158,608	12,033
Goodwill from the acquisition of minority interests	1,570	705	2,275	—
Impairment charge related to AES	—	—	—	(12,033)
AES Escrow Shares	(710)	(290)	(1,000)	—
Purchase accounting adjustments	(526)	(322)	(848)	—
Balance at December 31, 2003	118,580	40,455	159,035	—
Purchase accounting adjustments	(242)	(108)	(350)	—
Balance at December 31, 2004	$118,338	$40,347	$158,685	$—

As a result of our decision to discontinue our Systems business in 2003, the goodwill related to the Systems Segment was reclassified to Long Term Assets of Discontinued Operations. In 2002, the impairment charge of $38,800,000 resulted from the adoption of SFAS No. 141 and SFAS No. 142. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. In 2003, we wrote off the remaining goodwill of $12,033,000. Refer to Note 16—Discontinued Operations.

Other intangible assets continue to be amortized over their useful lives.

As of December 31, 2002, 2003 and 2004, indefinite lived intangibles totaled $26,768,000, primarily consisting of trademarks and trade names.

As of December 31, 2002, 2003 and 2004, other intangible assets consisted of the following (in thousands):

	Estimated Useful Life	2002	2003	2004
Developed Technology	10 years	$57,297	$57,418	$50,655
Customer List	5-15 years	8,403	6,322	7,612
Value-Added Reseller Distribution Channel	4 years	5,200	5,200	—
Other		235	—	211
		71,135	68,940	58,478
Less Accumulated Amortization		(21,483)	(28,217)	(20,776)
Other Intangible Assets, Net		$49,652	$40,723	$37,702

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Years Ended December 31,	Estimated Amortization Expense
2005	$6,029
2006	6,029
2007	5,965
2008	5,959
2009	4,706
Thereafter	$10,000

NOTE 7—RESTRUCTURING RESERVE

The Company had three separate and distinct restructuring plans, including the restructuring plan initiated in 2001 (the “2001 Plan”), the restructuring plan initiated in the second quarter of 2002 (the “2002 Plan”) and the restructuring plan initiated in the second quarter of 2003 (the “2003 Plan”). A portion of the 2001 Plan and 2002 Plan has been reclassified to current liabilities of discontinued operations. Refer to Note 16—Discontinued Operations.

The following is the activity in the restructuring reserve for the periods indicated by plan year (in thousands):

	1999 Plan	2001 Plan	2002 Plan			2003 Plan	Total
			Workforce		Asset	Workforce	Restructuring
	Facilities	Facilities	Reductions	Facilities	Impairments	Reductions	Reserve
Balance at January 1, 2002	$835	$183	$—	$—	$—	$—	$1,018
Restructuring Charges	(86)	420	5,421	489	994	—	7,238
Acquisition Related Additions	—	—	4,093	752	949	—	5,794
Cash Payments	(475)	(410)	(6,439)	(678)	—	—	(8,002)
Non-Cash Write-Offs	—	—	—	—	(1,943)	—	(1,943)
Balance at December 31, 2002	274	193	3,075	563	—	—	4,105
Restructuring Charges	—	—	—	—	—	2,117	2,117
Cash Payments	(274)	(193)	(2,235)	(417)	—	(1,874)	(4,993)
Balance at December 31, 2003	—	—	840	146	—	243	1,229
Cash Payments	—	—	(738)	(146)	—	(243)	(1,127)
Balance at December 31, 2004	$—	$—	$102	$—	$—	$—	$102

2003 Plan

In 2003, management determined that further cost reductions were necessary to improve profitability. In addition, the Company discontinued its Systems business in 2003, which resulted in the ability to reduce headcount in other areas. Accordingly, during the second quarter of 2003, the Company recorded restructuring charges of $2,117,000 under the 2003 Plan related to a workforce reduction. Prior to December 31, 2003, the Company terminated 55 employees and the termination benefits were communicated to affected employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits under the 2003 Plan. No further terminations occurred under the 2003 Plan.

2002 Plan

In 2002, management determined that current and future revenue could not support the Company’s existing cost structure due to the weakened economic conditions in all three world areas in which the Company operates. A review of the Company’s structure indicated several areas in which the Company could reduce costs. It was determined that workforce reductions and facility consolidations would be necessary to return the Company to profitability. In addition, the acquisition of MDI created certain redundant expenses that needed to be eliminated. The Company accrued $5,794,000 of restructuring costs related to the integration of MDI, including severance and related charges associated with a worldwide reduction in force of MDI employees, costs related to closing redundant facilities and terminating contracts and other exit costs associated with the acquisition. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), the costs related to the integration of MDI were included as assumed liabilities in the net tangible assets acquired. In addition, the Company recorded a restructuring charge of $6,904,000 in 2002 related to the Company’s existing business operations. These additional restructuring charges related to workforce reductions, impairment of assets caused by the MDI acquisition, the consolidation of existing office facilities and other costs. Under the 2002 Plan, the Company terminated 310 employees.

Prior to December 31, 2002, management with the appropriate level of authority, approved and committed the Company to a plan of termination which included the benefits terminated employees would receive. Expected termination benefits under the 2002 Plan were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately six to twenty-four months to sublease the various properties that will be vacated in connection with the consolidation program. Amounts related to the lease expense (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms. The Company has subleased or terminated the leases on certain facilities in the 2002 Plan.

2001 Plan

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

Prior to December 31, 2001, management with the appropriate level of authority, approved and committed the Company to a plan of termination which included the benefits terminated employees would receive. Expected termination benefits under the 2001 Plan were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately six to twenty-four months to sublease the various properties that will be vacated in connection with the consolidation program. Amounts related to the lease expense (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms. All facilities included in the 2001 Plan have been subleased or the lease has been terminated.

The following is the activity in the restructuring reserve for the periods indicated by geographic segment (in thousands):

	The Americas	Europe	Asia Pacific	Total
Balance at January 1, 2002	$887	$48	$83	$1,018
Restructuring Charges	4,647	1,754	837	7,238
Acquisition Related Additions	3,946	1,642	206	5,794
Cash Payments	(5,521)	(1,318)	(1,163)	(8,002)
Non-Cash Write-Offs	(1,899)	(44)	—	(1,943)
Balance at December 31, 2002	2,060	2,082	(37)	4,105
Restructuring Charges	1,448	541	128	2,117
Cash Payments	(2,670)	(2,191)	(132)	(4,993)
Balance at December 31, 2003	838	432	(41)	1,229
Cash Payments	(567)	(560)	—	(1,127)
Balance at December 31, 2004	$271	$(128)	$(41)	$102

NOTE 8—INCOME TAXES

The provision (benefit) for taxes based on income (loss) from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2002	2003	2004
Current:
Federal	$(404)	$—	$59
State	—	—	(60)
Foreign	10,171	9,288	10,447
Current Provision (Benefit)	9,767	9,288	10,446
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(8,006)	(3,316)	(3,736)
Deferred Provision (Benefit)	(8,006)	(3,316)	(3,736)
Provision (Benefit) for Income Taxes	$1,761	$5,972	$6,710

The foreign tax provision for 2002, 2003 and 2004 includes withholding taxes of approximately $2,941,000, $4,055,000, and $2,907,000, respectively, assessed to the Company by foreign authorities on amounts remitted to the United States.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2002, 2003 and 2004 are as follows (in thousands):

	2002	2003	2004
Deferred Tax Assets:
Deferred Revenue	$21,981	$17,911	$11,248
State Taxes	785	691	656
Foreign Deferred Tax Assets	21,911	26,941	30,454
Business Credits	5,166	6,098	7,094
Foreign Tax Credits	7,471	10,216	14,405
Capitalized Research and Development	256	6,467	5,784
Depreciation	—	—	807
Net Operating Losses	4,453	5,531	5,257
Restructuring Reserve	1,696	996	367
Allowance for Doubtful Accounts	439	107	120
Foreign Currency Translation	2,107	3,802	4,365
Other	2,392	2,677	2,970
Total Deferred Tax Assets	68,657	81,437	83,527
Valuation Allowance	(22,466)	(35,677)	(32,988)
Total Deferred Tax Assets, Net	46,191	45,760	50,539
Deferred Tax Liabilities:
Intangible Assets	28,761	24,427	22,542
Unrealized Gain on Investment	2,059	2,588	3,476
Depreciation	369	379	—
Undistributed Earnings of Foreign Subsidiaries	1,972	306	2,948
Foreign Deferred Tax Liabilities	1,426	3,140	2,917
Total Deferred Tax Liabilities	34,587	30,840	31,883
Net Deferred Tax Assets	$11,604	$14,920	$18,656

The balance sheet presentation of the net deferred tax assets (liabilities) is as follows (in thousands):

	December 31,
	2002	2003	2004
Current Deferred Tax Assets, Net	$31,752	$25,160	$21,273
Long-Term Deferred Income Taxes, Net	(20,148)	(10,240)	(2,617)
Net Deferred Tax Assets	$11,604	$14,920	$18,656

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Based on the Company’s history of cumulative losses and anticipated uncertainty regarding future taxable income, management believes it is not “more likely than not” that the Company will realize the benefit of the domestic net deferred tax assets existing as of the years ended December 31, 2002, 2003 and 2004. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. The Company currently has no tax planning or other strategies they could implement to supplement earnings from operations to realize a portion of the existing deferred tax assets.

The Company has a valuation allowance of $32,988,000 against its deferred tax assets as of December 31, 2004. If and when the valuation allowance is released, approximately $1,284,000 will be accounted for as an increase to stockholder’s equity and approximately $3,239,000 will be credited directed to goodwill. During the years ended December 31, 2003 and 2004, the Company recognized a credit to additional paid-in capital and reduction to income taxes payable of $140,000 and $55,000, respectively, related to the tax benefit from exercises of stock options under the Company’s stock option plans.

At December 31, 2004, the Company has federal, state and foreign net operating losses of approximately $11,902,000, $20,581,000 and $9,536,000, respectively. The federal and state net operating loss carryforwards begin to expire in 2021 and 2011, respectively. Approximately $508,000 of the foreign net operating losses expire in 2008 and 2009; the remaining $9,028,000 of foreign net operating losses have an unlimited carryforward.

At December 31, 2004, the Company had federal, state and non-U.S. income tax credit carryforwards of approximately $3,616,000, $3,478,000 and $233,000, respectively. Federal income tax credits will expire at various dates from 2018 through 2024, state income tax credits have no expiration date, and foreign income tax credits expire at various dates from 2008 through 2010.

At December 31, 2004, the Company had U.S. foreign tax credit carryforwards of approximately $14,405,000. These foreign income tax credits expire at various dates from 2007 through 2009.

The following table reconciles the provision (benefit) for income taxes from continuing operations based on income from continuing operations before income taxes to the statutory federal income tax rate of 35% for the years ended December 31, 2002, 2003 and 2004 (in thousands).

	2002	2003	2004
Income Tax Provision (Benefit) from Income (Loss)
From Continuing Operations	$(12,739)	$1,105	$6,154
Increase (Decrease) Related To:
State Income Taxes, Net of Federal Benefits	—	—	(39)
Federal and State Research and Development Tax Credits	(295)	(439)	(346)
Extraterritorial Income Exclusion	—	(276)	(68)
Acquired In-Process Technology	760	—	—
Foreign Tax Rate Variance	4,355	(526)	2,857
Change in Valuation Allowance	9,455	6,022	(1,966)
Other, Net	225	86	118
Income Tax Provision from Income (Loss) From Continuing Operations	$1,761	$5,972	$6,710

For the years ended December 31, 2002, 2003 and 2004, the Company’s foreign and domestic operations realized combined income (loss) from continuing operations before taxes, including intercompany charges which eliminate in consolidation, as follows (in thousands):

	2002	2003	2004
Foreign	$(15,094)	$5,963	$6,590
Domestic	(21,303)	(2,804)	10,999
	$(36,397)	$3,159	$17,589

NOTE 9—SEGMENT INFORMATION

The Company applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to determine its operating segments. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by key decision makers in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. The Company currently operates in two operating segments—software and services, for purposes of SFAS No. 131.

Our senior management reviews financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenue and gross profit for each segment. The Company does not allocate research and development, selling, or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. Our senior management does not review assets by operating segment. Consequently, such information is not provided herein. Maintenance and services revenue is derived from software upgrades, technical support, consulting and training. The revenue and gross margins attributable to these segments are included in the following table (in thousands):

	Years Ended December 31,
	2002	2003	2004
Revenue:
Software	$128,604	$125,626	$127,536
Maintenance and Services	104,998	127,047	149,760
	$233,602	$252,673	$277,296
Gross Profit:
Software	$110,913	$112,085	$110,882
Maintenance and Services	50,699	72,326	92,464
	$161,612	$184,411	$203,346

International operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue. Revenue is attributed to the country in which the customer is located. No customer accounted for 10% or more of total consolidated revenue. The following tables summarize consolidated revenue of the Company’s operations by geographic location (in thousands):

	Years Ended December 31,
	2002	2003	2004
Revenue:
The Americas(1)	$92,469	$87,444	$89,370
Europe(2)	73,272	81,822	95,961
Asia Pacific(3)	67,861	83,407	91,965
Total Revenue	$233,602	$252,673	$277,296
Identifiable Assets:
The Americas(1)	$383,600	$341,303	$342,107
Europe(2)	47,192	47,367	56,108
Asia Pacific(3)	57,436	66,695	66,674
Total Identifiable Assets	$488,228	$455,365	$464,889

(1)    Substantially the United States

(2)    Substantially Germany

(3)    Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $24,230,000, $18,684,000 and $17,569,000 as of December 31, 2002, 2003 and 2004, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $8,376,000, $8,790,000 and $8,037,000 as of December 31, 2002, 2003 and 2004, respectively. The income (loss) before taxes of the Company’s foreign subsidiaries is reported in Note 8—Income Taxes.

NOTE 10—PENSIONS AND OTHER EMPLOYEE BENEFITS

Defined Benefit Pension Plans

The Company has defined benefit plans (the “Plans”) covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. The Plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The Plans do not provide continuing salary or benefits upon retirement. As of December 31, 2002, 2003 and 2004, there were 176, 244, and 243 active participants, respectively. During the years ended December 31, 2002, 2003 and 2004, the Company recognized expense of $975,000, $797,000 and $820,000, respectively.

The Company uses a December 31 measurement date for all of its pension plans. The fair value of plan assets is determined by market value. The Company expects to contribute approximately $463,000 to its pension plans in 2005, but such amount is subject to change.

Information on benefit obligations, funded status and plan assets is as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Change in Benefit Obligations
Benefit Obligation at Beginning of Year	$4,506	$5,801	$7,442
Service Cost	719	1,055	1,168
Interest Cost	221	251	291
Actuarial (Gain) Loss	222	(316)	537
Benefits and Expenses Paid	(509)	(115)	(684)
Special Termination Benefit	—	—	172
Impact of Foreign Currency Changes	642	766	666
Benefit Obligation at End of Year	$5,801	$7,442	$9,592
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$284	$263	$588
Actual (Loss) Return on Plan Assets	(22)	(5)	(3)
Employer Contributions	480	393	409
Benefits and Expenses Paid	(507)	(113)	(127)
Impact of Foreign Currency Changes	27	50	37
Fair Value of Plan Assets at End of Year	$262	$588	$904
Funded Status	$(5,539)	$(6,854)	$(8,688)
Unrecognized Net Actuarial Loss/Gain	228	67	1,046
Unrecognized Net Transition Obligation	272	255	249
Net Amount Recognized	$(5,039)	$(6,532)	$(7,393)

	Year Ended December 31,
	2002	2003	2004
Amounts Recognized in Consolidated Balance Sheets
Prepaid Benefit Cost	$—	$—	$—
Accrued Benefit Cost	(5,219)	(6,677)	(7,589)
Intangible Assets	180	145	196
Net Amount Recognized	$(5,039)	$(6,532)	$(7,393)
Accumulated Benefit Obligation	$3,814	$4,982	$6,156
Pensions with ABO in Excess of Plan Assets
Projected Benefit Obligation	$5,801	$7,442	$9,592
Accumulated Benefit Obligation	$3,814	$4,982	$6,156
Fair Value of Plan Assets	$262	$588	$904
Components of Net Periodic Benefit Cost
Service Cost	$719	$1,055	$1,168
Interest Cost	221	251	291
Expected Return on Plan Assets	(6)	(6)	(6)
Amortization of Transition Asset	20	17	21
Amortization of Net (Gain) Loss	—	2	(4)
Recognized Actuarial (Gain) Loss	—	(2)	1
Net Periodic Benefit Cost	954	1,317	1,471
Special Termination Benefits Acquisition	—	(124)	172
Total Net Periodic Benefit Cost	$954	$1,193	$1,643
Weighted-Average Assumptions
Benefit Obligation Determination
Discount Rate	4.52%	4.32%	4.18%
Rate of Compensation Increase	4.21%	3.81%	3.75%
Net Periodic Benefit Cost
Discount Rate	4.32%	3.77%	3.64%
Expected Long-Term Return on Plan Assets	1.50%	0.75%	0.75%
Rate of Compensation Increase	4.65%	3.95%	3.99%

The Company has plan assets in one of its pension plans only. These plan assets are invested solely in a general account with an insurance company, which is an investment vehicle that complies with pension fund requirements of the corresponding country. The insurance company manages the funds invested and guarantees a minimum return of 0.75% per annum. The minimum rate of return may be revised and dividends may also be declared on funds invested in this general account based on current economic conditions and investment performance. Investment in this general account bears minimal risk as the rate of return is fixed and the insurance company bears risk of loss on the investment of funds that it manages. The Company does not currently have specific investment policies or an investment committee in place to oversee the investment of its pension fund.

There are no contributions paid into an external plan and no asset of the Company identified, segregated or invested specifically to fund the remaining pension plans. The estimated future benefit payments of these plans are expected to be paid directly by the Company. The following benefit payments, which reflect expected future service, as appropriate, are projected to be paid as follows (in thousands):

Years ending December 31,
2005	$112
2006	117
2007	135
2008	198
2009	218
2010 through 2014	3,127
$3,907

Employee Savings Plan

The Company contributes an amount, integrated with Social Security, to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. For the years ended December 31, 2002, 2003, and 2004, contributions charged to expense in connection with this plan were $2,612,000, $2,925,000 and $2,747,000, respectively. The plan has a 401(k) feature to permit voluntary employee contributions, which does not affect the Company’s expenses. The company’s contribution vests over a three year period.

Non-Qualified Supplemental Retirement Plan

In 1995, the Company adopted a non-qualified supplemental retirement plan. The Company contributes an amount, integrated with Social Security and the Company’s defined contribution plan, covering certain key employees who have completed a specified term of service with the Company. For the years ended December 31, 2002, 2003, and 2004, contributions charged to expense in connection with this plan were $208,000, $130,000, and $115,000, respectively. As of December 31, 2002, 2003 and 2004, the fair value of plan assets and obligations was $986,000, $1,491,000 and $1,947,000, respectively, and are classified in other assets and other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 11—STOCK OPTION PLANS, WARRANTS AND STOCK BASED COMPENSATION

Stock Option Plans

The Company has four stock-based compensation plans:  the 2001 Stock Option Plan (“the 2001 Plan”), the 1998 Stock Option Plan (“the 1998 Plan”), the 1991 Stock Option Plan (“the 1991 Plan”), and the AES Options.

The MSC.Software Corporation’s 2001, 1998 and 1991 Plans , as amended, consists of two parts: a “Key Employee Program” that allowed for discretionary awards of non-transferable incentive stock options and non-qualified stock options to officers and other key employees, and a “Non-Employee Director Program” that provides for automatic annual grants of non-transferable, non-qualified stock options to non-employee directors.

The “Key Employee Program” section of the 2001, 1998, and 1991 Plans provided for the granting of both incentive stock options and non-qualified options for the purchase of up to 2,750,000, 3,440,000, and 2,500,000, respectively, authorized but unissued shares of the Company’s common stock at the fair market value of such shares on the date the option is granted, or for non-qualified options at such price as the Compensation Committee may determine.

The “Non-Employee Director Program” section of the 2001, 1998, and 1991 Plans provided for automatic grants to members of the Company’s Board of Directors who are not officers or employees of the Company or its subsidiaries. Under the 1998 and 1991 Plans, a maximum of 60,000, and 500,000 shares, respectively, of authorized but unissued shares of the Company’s common stock may be issued upon the exercise of options under the “Non-Employee Director Program”.  All eligible directors received annual non-discretionary grants of non-qualified stock options for the purchase of 5,000 shares of the Company’s common stock. Options to be granted to non-employee directors under the 2001 Plan did not begin until after the termination of the “Non-Employee Director Program” 1998 Plan on May 15, 2002. Under the 1998 and 1991 Plans, all eligible directors received annual non-discretionary grants of non-qualified stock options for the purchase of 3,000 shares of the Company’s common stock. Options to be granted to non-employee directors under the 1998 Plan did not begin until 2000 and ceased on May 15, 2002. Directors received only 3,000 shares of the Company’s common stock per year from either the 1991 or 1998 Plans.

Options under the Plans are exercisable up to ten years from the date of grant, subject to transfer restrictions and vesting provisions outlined at the grant date. Generally, options vest annually over four years. The Plans provide that vesting may be accelerated in certain events related to changes in control of the Company, unless prior to such change in control the Compensation Committee determines otherwise. Similarly, the Plans provide that the Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options. No amendment or cancellation and re-grant, subject to permitted adjustments, shall reduce the per share exercise price to a price less than 100% of the fair market value of the Company’s common stock on the option date of the initial option.

AES Options

As part of the acquisition of AES, the Company assumed outstanding options to acquire AES common stock, which were converted into fully vested options to acquire 718,898 shares of the Company’s common stock (the “AES Options”). All such options have an exercise price of $0.10 and were immediately exercisable.

A summary of stock option activity for the Plans is as follows:

	Options	Option Price Per Share			Weighted-Average Exercise Price
Outstanding at December 31, 2001	6,222,624	$0.10	to	$27.50	$11.26
Granted	1,034,567	$4.68	to	$22.60	$13.43
Exercised	(578,633)	$0.10	to	$15.38	$5.74
Canceled	(379,621)	$4.68	to	$22.60	$13.29
Outstanding at December 31, 2002	6,298,937	$0.10	to	$27.50	$12.00
Granted	1,219,100	$6.37	to	$10.30	$7.48
Exercised	(512,316)	$0.10	to	$10.01	$2.21
Canceled	(991,105)	$4.68	to	$19.35	$13.10
Outstanding at December 31, 2003	6,014,616	$0.10	to	$27.50	$11.74
Granted	747,000	$6.80	to	$10.74	$8.83
Exercised	(15,847)	$0.10	to	$5.25	$2.38
Canceled	(375,170)	$0.10	to	$17.60	$11.99
Outstanding at December 31, 2004	6,370,599	$0.10	to	$27.50	$11.40

As of December 31, 2004, the number of options outstanding and exercisable under the Plans, by range of exercise prices, was as follows:

	Options Outstanding		Weighted-	Options Exercisable
		Weighted-	Average		Weighted-
	Number	Average	Remaining	Number	Average
	of	Exercise	Contractual	of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
At $0.10	84,257	$0.10	6.5	84,257	$0.10
$ 4.68 to $ 6.99	1,213,271	$5.86	5.5	1,066,521	$5.74
$ 7.10 to $10.60	2,547,471	$8.68	6.9	1,577,553	$8.73
$10.74 to $15.98	1,618,300	$14.20	6.2	1,394,678	$14.26
$16.18 to $22.60	619,800	$20.62	6.3	506,675	$20.45
$25.00 to $27.50	287,500	$26.63	6.1	287,500	$26.63
Total	6,370,599	$11.40	6.4	4,917,184	$11.76

At December 31, 2002, 2003 and 2004, the number of options exercisable under all of the Plans, the per-share weighted-average exercise prices of the stock options exercisable under all of the Plans and the number of options available for future grant under all of the Plans were as follows:

			Options
	Options Exercisable		Available
	Number of Options	Weighted-Average Exercise Price	for Future Grants
December 31, 2002	3,989,345	$10.67	1,218,340
December 31, 2003	4,118,227	$11.82	815,195
December 31, 2004	4,917,184	$11.76	231,917

Employee Stock Purchase Plan

In September 1996, the Company’s Board of Directors adopted the MSC.Software Corporation 1996 Employee Stock Purchase Plan (“the Employee Stock Purchase Plan”). The Employee Stock Purchase Plan was approved by the Company’s shareholders at the 1997 Annual Meeting of Shareholders. Under the Employee Stock Purchase Plan, a maximum of 1,250,000 shares of the Company’s common stock has been made available for purchase by eligible employees electing to participate in the Employee Stock Purchase Plan. The Employee Stock Purchase Plan is intended to provide participating eligible employees an additional incentive to advance the best interests of the Company through ownership of common stock. This qualified Employee Stock Purchase Plan under Sections 421 and 423 of the Internal Revenue Code is offered to all eligible employees and is non-compensatory under APB Opinion No. 25. As of December 31, 2004, a total of 213 eligible employees elected to participate in the Employee Stock Purchase Plan with total payroll deductions during 2004 totaling $620,000. Purchases were as follows for the periods indicated:

	Shares	Price Per Share	Total Purchases
January 31, 2002	38,408	$18.14	$697,000
July 31, 2002	80,352	$9.46	$760,000
January 31, 2003	112,661	$7.23	$815,000
July 31, 2003	95,716	$6.68	$639,000
January 31, 2004	94,258	$6.66	$628,000
July 31, 2004	96,995	$6.63	$643,000

Since July 31, 2004, there have been no additional purchases of the Company’s stock under the Employee Stock Purchase Plan.

As of December 31, 2004, there are 201,699 remaining shares eligible for purchase under the Employee Stock Purchase Plan. On January 31, 2005, there were no shares purchased.

Stock-Based Compensation

During the years ended December 31, 2002, 2003 and 2004, the Company issued a total of 61,500, 15,100 and 31,900 shares of its common stock, respectively, to certain of its officers pursuant to the MSC.Software Corporation 2000 Executive Cash or Stock Bonus Plan. The Company has recognized stock based compensation charges of $1,333,000, $130,000 and $275,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

During 2004, in connection with the employment of an executive officer, the Company granted the right to purchase up to 100,000 shares of restricted common stock at $7.00 per share, which was less than the then fair market value of $8.71 per share. Pursuant to the restricted stock offer, the executive purchased 25,000 shares of restricted common stock for a total of $175,000. The Company recognized a stock based compensation charge of $18,000 related to this transaction in 2004. The purchase was subsequently rescinded on March 8, 2005 and replaced with the restricted stock transaction discussed below.

On March 8, 2005, the Company granted the executive officer 25,000 restricted shares with an exercise price of $7.00 per share, which was less than the then fair market value of $11.40 per share. On March 31, 2005 the executive officer exercised his right to purchase the 25,000 restricted shares of common stock. Compensation expense recognized in 2005 related to this transaction totaled $75,000.

During 2004, the Company modified the stock options of one departing executive to extend the life of the options. During 2002, the Company modified the stock options of two departing employees to extend the life of the options. The modification of the stock options was valued using the intrinsic value method pursuant to APB Opinion No. 25. The Company recorded a non-cash charge of $667,000 in 2002 and $145,000 in 2004 as a result of these modifications, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Warrants

Pursuant to a March 1998 arrangement with Kubota Solid Technology Corporation (“KSTC”), the Company issued warrants which expired without being exercised in 2003 and 2004.

In June 1999, in connection with an acquisition, the Company issued five-year warrants to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $10.00 per share. In 2002, 300,000 of such warrants were exercised. The exercise price of $3,000,000 was paid through a reduction of the principal amount of the Company’s subordinated notes payable. The remaining warrants to purchase 1,100,000 shares of the Company’s common stock expired in 2004.

In November 1999, in connection with an acquisition, the Company issued five-year warrants to purchase 110,000 shares of the Company’s common stock at an exercise price of $10.00 per share all of which were outstanding as of December 31, 2003 and 2002. None of the warrants were exercised prior to their expiration in 2004.

In May 2002, the Company issued five-year warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $15.00 per share. The warrants were recorded at fair value based on the Black-Scholes valuation method using the following assumptions: dividend yield of 0.0%; expected volatility of 57%; and a risk free interest rate of 4.56%. The warrants were issued to the former President of MDI in exchange for consulting services and the fair value of $97,000 was expensed on the issuance date and included in selling, general and administrative expenses in the accompanying 2002 statement of operations.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under various lease agreements, which range from one to twelve years, which require the following minimum annual rental commitments (in thousands):

Operating Leases Years Ending December 31,
2005	$14,960
2006	13,170
2007	11,318
2008	9,260
2009	8,502
Thereafter	19,369
$76,579

For the years ended December 31, 2002, 2003 and 2004, the combined annual rental cost for various facilities and equipment under operating leases approximated $15,108,000, $17,991,000 and $16,484,000, respectively. Although the above table reflects the company’s obligation on leases until the end of its term, management expects that, in the normal course of business, most leases will be renewed or replaced by others.

The Company subleases all or part of some of its facilities to third parties. In 2002, 2003 and 2004, we recognized sublease income of none, $198,000 and $1,126,000, respectively which is included in our selling, general and administrative expenses.  Annual minimum rental commitments on these subleases are as follows (in thousands):

Subleases Years Ending December 31,
2005	$1,132
2006	1,142
2007	731
2008	614
2009	240
Thereafter	41
$3,900

Note Payable to AES Shareholders

As part of the acquisition of AES in 2001, a note payable of $5 million to an affiliated party existed but was deemed to be a contingent liability and ultimately not recorded in purchase accounting. Refer to Note 2—Restatement of 2002 Financial Results. The note bears interest at 3.2%, and along with the principal is reduced quarterly based on the amount of commissions earned on sales of certain products of the affiliated party.  As of December 31, 2004, the contingent liability was $2,543,000. Refer to Note 15—Related Party Transactions.

Litigation

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings that have been asserted against us by former employees. Additionally, the Company is periodically audited by various taxing authorities in the United States of America and in other countries in which the Company does business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated balance sheet, statements of operations or liquidity.

In addition, a formal investigation is being conducted by the SEC in connection with matters related to the restatement of financial statements for the period subsequent to December 31, 2000. Further, we may have indemnification obligations with respect to current and former employees and officers depending on how the investigation proceeds.

Indemnifications

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

As permitted under Delaware law, the Company is authorized to provide for indemnification of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make for such indemnification is the fullest extent permitted by law; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables recovery of a portion of any future amounts paid in certain circumstances. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnifications is minimal.

In connection with the issuance of the Convertible Notes, the Company agreed to indemnify the initial purchasers of the Convertible Notes against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the initial purchasers may be required to make in respect of those liabilities. The Company believes the estimated fair value of this indemnification is minimal. Accordingly, there are no liabilities recorded for these types of liabilities as of December 31, 2002, 2003 and 2004.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002, 2003 and 2004.

NOTE 13—SHAREHOLDERS’ EQUITY

Shareholder Rights Plan

In October 1998, the Company adopted a Shareholder Rights Plan (“the Rights Plan”). As part of the Rights Plan, a special type of dividend was declared on the common stock of the Company distributing these rights to all stockholders of record on October 16, 1998. These rights, which do not have any shareholder rights, including voting or dividend rights, will expire on October 5, 2008, unless earlier redeemed by the Company prior to expiration at a price of $0.01 per right. The rights automatically transfer with a transfer of common stock until the time they become exercisable, which happens when certain specified events occur. If the rights become exercisable, they entitle the holders thereof to purchase stock of the Company at a price of $35.00 per share, subject to certain other provisions of the Rights Plan.

Reserved Shares

As of December 31, 2004, excluding shares that may be issued under the Rights Plan, shares of common stock reserved for issuance were as follows (in thousands):

Common Stock Warrants	15
Employee Stock Option Plans:
1991 Plan	964
1998 Plan	2,766
2001 Plan	2,556
AES Options	84
Employee Stock Purchase Plan	202
Convertible Debt	11,744
18,331

AES Indemnification Settlement

In 2003, the Company settled certain indemnification provisions in the Agreement and Plan of Merger related to the AES acquisition. As a result, the Company received and cancelled 109,400 shares of common stock, valued at $1,000,000, which had the effect of adjusting goodwill.

NOTE 14—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004
Numerator:
Numerator for Basic Earnings (Loss) Per Share—Income (Loss) from Continuing Operations	$(38,158)	$(2,813)	$10,879
Effect of Dilutive Securities:
Convertible Debentures	—	—	2,192
Numerator for Diluted Earnings (Loss) Per Share—Income (Loss)from Continuing Operations	(38,158)	(2,813)	13,071
Income (Loss) from Discontinued Operations	1,740	(26,951)	—
Cumulative Effect of Change in Accounting Principle	(38,800)	—	—
Numerator for Diluted Earnings (Loss) Per Share—Net Income (Loss)	$(75,218)	$(29,764)	$13,071
Denominator:
Denominator for Basic Earnings (Loss) Per Share—Weighted-Average Shares Outstanding	29,248	29,883	30,619
Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	1,773	777	663
Convertible Debentures	—	—	11,744
Dilutive Potential Common Shares	1,773	777	12,407
Denominator for Diluted Earnings (Loss) per Share	31,021	30,660	43,026
Basic Earnings (Loss) Per Share From Continuing Operations	$(1.30)	$(0.09)	$0.36
Diluted Earnings (Loss) Per Share From Continuing Operations	$(1.30)	$(0.09)	$0.30
Basic Loss Per Share From Discontinued Operations	$0.06	$(0.90)	$—
Diluted Loss Per Share From Discontinued Operations	$0.06	$(0.90)	$—
Basic And Diluted Loss Per Share From Cumulative Effect Of Change In Accounting Principle	$(1.33)	$—	$—
Basic Earnings (Loss) Per Share	$(2.57)	$(1.00)	$0.36
Diluted Earnings (Loss) Per Share	$(2.57)	$(1.00)	$0.30

For additional disclosures regarding the subordinated convertible debentures, employee stock options, common stock warrants and the employee stock purchase plan, refer to Note 4—Debt and Note 11—Stock Option Plans, Warrants and Stock Based Compensation.

The following table shows the common stock equivalents that were outstanding as of December 31, 2002, 2003 and 2004, but were not included in the computation of Diluted Earnings (Loss) Per Share because the common stock equivalents’ exercise price was greater than the average market price of the common shares for the period presented and, therefore, the effect would be anti-dilutive, or the effect of the conversion would otherwise be anti-dilutive:

	Number of Shares	Price Per Share
Anti-Dilutive Stock Options:
As of December 31, 2002	2,893,470	$6.38 to $27.50
As of December 31, 2003	2,365,879	$9.55 to $27.50
As of December 31, 2004	2,587,466	$9.46 to $27.50
Anti-Dilutive Common Stock Warrants:
As of December 31, 2002	1,387,031	$7.13 to $15.00
As of December 31, 2003	1,263,216	$9.81 to $15.00
As of December 31, 2004	15,000	$15.00

NOTE 15—RELATED PARTY TRANSACTIONS

The Company utilizes, in the normal course of business, the services of Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. Through February 2005, the former chairman and chief executive officer of the Company served as a director of GSSL. For the years ended December 31, 2002, 2003 and 2004, the amounts paid by the Company to GSSL were approximately $890,000, $631,000 and $749,000, respectively. As of December 31, 2004, the Company also owns 1,040,000 shares of GSSL (approximately 10%) stock with an original cost of $68,000 and a fair market value of $8,692,000 based on quoted market prices. These marketable equity securities, classified as available-for-sale, are included in investments in the accompanying consolidated balance sheets. Refer to Note 1.

Dassault Systemes is deemed a beneficial owner of more than five percent (5%) of our common stock. On or about April 20, 2001, the Company formed a strategic alliance with Dassault Systemes S.A. pursuant to which the Company was to develop our next generation of simulation software using Dassault Systemes’ Version 5 Architecture. The Company also acted as a strategic distribution channel for the joint Version 5 Analysis and Simulation portfolio.

NOTE 16—DISCONTINUED OPERATIONS

In the second quarter of 2003, the Company decided to exit its Systems business. In the third quarter of 2003, the Company completed the terminations of the workforce employed by and ceased operations of the Systems business. Accordingly, all current and prior financial information related to the Systems business has been presented as discontinued operations in the accompanying consolidated financial statements.

For the year ended December 31, 2003, the Company recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities, and asset impairment charges totaling $18,596,000, including $12,033,000 of goodwill and $5,057,000 of other intangibles, net of amortization, $981,000 of other current assets and $525,000 of fixed assets. Revenue and expenses included in discontinued operations consist of systems revenue and cost of revenue and operating expenses specifically attributable to the Company’s Systems business.

The results of the discontinued Systems business included in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2003 and 2004 were as follows (in thousands):

	2002	2003	2004
Net Revenue	$95,426	$44,026	$—
Income (Loss) from Operations Before (Provision) Benefit for Income Taxes	$1,740	$(8,355)	$—
(Provision) Benefit for Income Taxes	—	—	—
Loss from Discontinued Operations	$1,740	$(8,355)	$—
Loss from Disposal before Benefit for Income Taxes	$—	$(18,596)	$—
Benefit for Income Taxes	—	—	—
Loss from Disposal of Discontinued Operations	$—	$(18,596)	$—

Assets and liabilities of discontinued operations consist primarily of accounts receivable, goodwill, accounts payable and notes payable to shareholders. Notes payable to shareholders—discontinued operations of $9,344,000 represent an allocation of the $20,000,000 of debt incurred in the acquisition of AES, using the same percentage used to allocate goodwill to the Systems business at the time of acquisition. As a result interest expense of $658,000 and $285,000 has been included in the results of the discontinued Systems business in 2002 and 2003, respectively. The $20,000,000 of debt related to the acquisition of AES was repaid in full in 2003. As of December 31, 2004, there were no material assets to be liquidated or non-restructuring liabilities to be paid.

The following is the activity in the restructuring reserve related to discontinued operations during 2002, 2003 and 2004 (in thousands):

	Workforce Reductions	Facilities	Total
Balance at January 1, 2002	$—	$386	$386
Cash Payments	—	(284)	(284)
Balance at December 31, 2002	—	102	102
Restructuring Charges	2,027	1,521	3,548
Cash Payments	(1,757)	(621)	(2,378)
Balance at December 31, 2003	270	1,002	1,272
Cash Payments	(266)	(164)	(430)
Balance at December 31, 2004	$4	$838	$842
Current	$4	$155	$159
Long-term	$—	$683	$683

The restructuring reserve for facilities relates to lease commitments that will terminate in 2010.

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected unaudited quarterly financial data for the years ended December 31, 2002, 2003 and 2004. All the periods in 2002 and the first, second and third quarters in 2003 have been restated to reflect the restatement adjustments described in Note 2—2002 Restatement. The “as previously reported” quarterly financial data for these same periods does not reflect the impact of discontinued operations except for the third quarter of fiscal 2003.

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue:
Software	$31,894	$30,251	$32,945	$32,446
Maintenance and services	34,973	36,005	37,006	41,776
Total revenue	66,867	66,256	69,951	74,222
Cost of revenue:
Software	4,424	4,208	3,987	4,035
Maintenance and services	14,363	14,632	14,272	14,029
Total cost of revenue	18,787	18,840	18,259	18,064
Gross profit	48,080	47,416	51,692	56,158
Operating expense:
Research and development	11,238	10,289	10,444	10,144
Selling, general and administrative	36,665	33,290	34,723	36,515
Amortization of goodwill and other intangibles	181	188	215	215
Restructuring and other charges	76	—	—	650
Total operating expense	48,160	43,767	45,382	47,524
Operating income (loss)	(80)	3,649	6,310	8,634
Other expense (income):
Interest expense	1,100	1,113	1,179	1,236
Other expense (income), Net	(587)	119	(526)	(2,710)
Total other (income) expense, net	513	1,232	653	(1,474)
Income (loss) before provision (benefit) for income taxes	(593)	2,417	5,657	10,108
Provision (benefit) for income taxes	(226)	922	2,158	3,856
Net income (loss)	$(367)	$1,495	$3,499	$6,252
Basic earnings (loss) per share	$(0.01)	$0.05	$0.11	$0.20
Diluted earnings (loss) per share	$(0.01)	$0.05	$0.10	$0.16
Basic weighted-average shares outstanding	30,442	30,619	30,683	30,731
Diluted weighted-average shares outstanding	30,442	43,142	42,762	43,238

	Year Ended December 31, 2003
	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter	Fourth Quarter
	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)
	(in thousands, except per share data)
Revenue:
Software	$36,897	$35,371	$35,962	$28,452	$35,569	$27,999	$33,804
Maintenance and services	24,481	31,431	24,435	28,143	26,565	32,293	35,180
Systems	23,691	—	19,911	—	—	—	—
Total revenue	85,069	66,802	80,308	56,595	62,134	60,292	68,984
Cost of revenue:
Software	3,721	3,171	5,378	3,612	5,887	2,252	4,506
Impairment of Capitalized development costs	—	—	782	—	—	—	—
Maintenance and services	13,381	13,381	13,592	13,592	13,728	13,728	14,020
Systems	22,115	—	19,145	—	—	—	—
Total cost of revenue	39,217	16,552	38,897	17,204	19,615	15,980	18,526
Gross profit	45,852	50,250	41,411	39,391	42,519	44,312	50,458
Operating expense:
Research and development	7,520	10,190	7,049	10,976	6,711	9,360	10,207
Selling, general and administrative	32,594	30,464	33,577	32,203	31,106	30,120	32,170
Amortization of goodwill and other intangibles	1,901	394	1,913	405	1,896	387	365
Restructuring and other charges	—	—	24,593	3,687	—	—	—
Total operating expense	42,015	41,048	67,132	47,271	39,713	39,867	42,742
Operating income (loss)	3,837	9,202	(25,721)	(7,880)	2,806	4,445	7,716
Operating expense (income):
Interest Expense	2,117	1,873	1,560	1,360	1,107	1,034	1,079
Other expense (income), net	(25)	(119)	6,187	6,158	(814)	(841)	(220)
Total other expense, net	2,092	1,754	7,747	7,518	293	193	859
Income (loss) from continuing operations before provision (benefit) for income taxes	1,745	7,448	(33,468)	(15,398)	2,513	4,252	6,857
Provision (benefit) for income taxes	611	14,080	(5,672)	(29,110)	1,106	8,038	12,964
Income (loss) from continuing operations	1,134	(6,632)	(27,796)	13,712	1,407	(3,786)	(6,107)
Discontinued Operations:
Income (loss) from discontinued operations	—	(1,843)	—	(2,840)	188	(3,045)	(364)
Income (loss) from disposal of discontinued operations	—	—	—	(18,811)	(1,500)	—	(48)
Total loss from discontinued operations	—	(1,843)	—	(21,651)	(1,312)	(3,045)	(412)
Net income (loss)	$1,134	$(8,475)	$(27,796)	$(7,939)	$95	$(6,831)	$(6,519)
Basic earnings (loss) per share from continuing operations	$0.04	$(0.22)	$(0.93)	$0.46	$0.05	$(0.13)	$(0.20)
Diluted earnings (loss) per share from continuing operations	$0.04	$(0.22)	$(0.93)	$0.35	$0.04	$(0.13)	$(0.20)
Basic loss per share from discontinued operations	$—	$(0.06)	$—	$(0.73)	$(0.04)	$(0.10)	$(0.01)
Diluted loss per share from discontinued operations	$—	$(0.06)	$—	$(0.57)	$(0.03)	$(0.10)	$(0.01)
Basic earnings (loss) per share	$0.04	$(0.29)	$(0.93)	$(0.27)	$0.00	$(0.23)	$(0.22)
Diluted earnings (loss) per share	$0.04	$(0.29)	$(0.93)	$(0.22)	$0.01	$(0.23)	$(0.22)
Basic weighted-average shares outstanding	29,827	29,606	29,968	29,753	30,258	30,039	30,127
Diluted weighted-average shares outstanding	30,366	29,606	29,968	37,670	42,360	30,039	30,127

	Year Ended December 31, 2002
	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter	Fourth Quarter	Fourth Quarter
	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)
	(in thousands, except per share data)
Revenue:
Software	$ 32,274	$ 29,586	$ 45,109	$ 34,269	$ 35,303	$ 34,508	$ 47,675	$ 30,241
Maintenance and services	13,698	17,003	22,970	27,689	26,287	30,455	24,835	29,851
Systems	20,468	—	27,037	—	19,440	—	29,055	—
Total revenue	66,440	46,589	95,116	61,958	81,030	64,963	101,565	60,092
Cost of revenue:
Software	5,476	3,862	6,066	4,556	5,744	4,768	5,182	4,505
Maintenance and services	9,298	9,298	15,033	15,033	14,976	14,976	14,992	14,992
Systems	15,495	—	21,432	—	17,586	—	26,846	—
Total cost of revenue	30,269	13,160	42,531	19,589	38,306	19,744	47,020	19,497
Gross profit	36,171	33,429	52,585	42,369	42,724	45,219	54,545	40,595
Operating expense:
Research and development	5,960	9,542	9,092	12,334	6,589	9,745	8,107	11,258
Selling, general and administrative	33,013	32,379	42,317	40,612	33,763	32,471	36,427	33,106
Amortization of goodwill and other intangibles	1,061	396	1,685	397	1,910	467	1,918	348
Restructuring and other charges	—	—	7,799	3,166	6,016	4,110	—	—
Total operating expense	40,034	42,317	60,893	56,509	48,278	46,793	46,452	44,712
Operating income (loss)	(3,863)	(8,888)	(8,308)	(14,140)	(5,554)	(1,574)	8,093	(4,117)
Other Expense (Income):
Interest Expense	729	499	1,617	1,386	2,088	1,858	3,667	3,431
Other Expense (Income), net	(688)	(619)	(788)	(719)	876	945	765	898
Total other expense, net	41	(120)	829	667	2,964	2,803	4,432	4,329
Income (loss) from continuing operations before provision (benefit) for income taxes	(3,904)	(8,768)	(9,137)	(14,807)	(8,518)	(4,377)	3,661	(8,446)
Provision (benefit) for income taxes	(1,523)	424	(3,010)	716	(2,720)	213	1,384	407
Income (loss) from continuing operations	(2,381)	(9,192)	(6,127)	(15,523)	(5,798)	(4,590)	2,277	(8,853)
Discontinued operations:
Income (loss) from discontinued Operations, net of tax	—	4,293	—	1,977	—	(1,407)	—	(3,123)
Loss from disposal of discontinued Operations, net of tax	—	—	—	—	—	—	—	—
Total income (loss) from discontinued operations, net of tax	—	4,293	—	1,977	—	(1,407)	—	(3,123)
Income (loss) before cumulative effect of change in accounting principle	(2,381)	(4,899)	(6,127)	(13,546)	(5,798)	(5,997)	2,277	(11,976)
Cumulative effect of change in accounting principle	—	—	(39,300)	(38,800)	—	—	—	—
Net income (loss)	$ (2,381)	$ (4,899)	$ (45,427)	$ (52,346)	$ (5,798)	$ (5,997)	$ 2,277	$ (11,976)
Basic earnings (loss) per share from continuing operations	$ (0.08)	$ (0.32)	$ (0.21)	$ (0.53)	$ (0.20)	$ (0.16)	$ 0.08	$ (0.30)
Diluted earnings (loss) per share from continuing operations	$ (0.08)	$ (0.32)	$ (0.21)	$ (0.53)	$ (0.20)	$ (0.16)	$ 0.08	$ (0.30)
Basic earnings (loss) per share from discontinued operations	$ —	$ 0.15	$ —	$ 0.07	$ —	$ (0.05)	$ —	$ (0.11)
Diluted earnings (loss) per share from discontinued operations	$ —	$ 0.15	$ —	$ 0.07	$ —	$ (0.05)	$ —	$ (0.11)
Basic and diluted loss per share from cumulative effect of change in accounting principle	$ —	$ —	$ (1.33)	$ (1.32)	$ —	$ —	$ —	$ —
Basic earnings (loss) per share	$ (0.08)	$ (0.17)	$ (1.54)	$ (1.79)	$ (0.20)	$ (0.20)	$ 0.08	$ (0.41)
Diluted earnings (loss) per share	$ (0.08)	$ (0.17)	$ (1.54)	$ (1.79)	$ (0.20)	$ (0.20)	$ 0.08	$ (0.41)
Basic weighted-average shares outstanding	28,993	28,769	29,513	29,303	29,626	29,403	29,730	29,508
Diluted weighted-average shares outstanding	28,993	28,769	29,513	29,303	29,626	29,403	30,194	29,508

Restatement Tables

The following tables reconcile the Company's previously reported consolidated financial statements to the restated consolidated financial statements. Refer to Note 2—Restatement of 2002 Financial Results.

	Nine Months Ended September 30, 2003
	First Quarter	Second Quarter	Third Quarter	Total
	(in thousands, except per share data)
Revenue, As Previously Reported	$61,378	$60,397	$62,134	$183,909
Adjustments:
VSOE	1,746	350	416	2,512
MasterKey contracts	392	(1,500)	1,285	177
Timing and Cutoff	2,122	(2,151)	(309)	(338)
Training and support services	(152)	56	(99)	(195)
Contracted Services	347	(940)	(961)	(1,554)
Regulatory compliance	(409)	69	(423)	(763)
Other	1,378	313	(1,750)	(59)
Revenue, As Restated	66,802	56,594	60,293	183,689
Costs and Operating Expenses, As Previously Reported	56,571	63,615	59,328	179,514
Adjustments:
Cost of Revenue—Software development	(1,981)	(3,022)	(2,612)	(7,615)
Cost of Revenue—Reclass of Amortization—Developed Technology	1,531	1,531	1,531	4,593
Cost of Revenue—Other	(100)	(1,057)	(2,554)	(3,711)
Software development	2,932	3,979	2,450	9,361
Business combinations	258	258	97	613
Pension	—	—	—	—
Long-lived asset impairment	—	—	—	—
Stock compensation	—	—	—	—
Reclass of Amortization—Developed Technology	(1,531)	(1,531)	(1,531)	(4,593)
Other	(80)	701	(861)	(240)
Costs and Operating Expenses, As Restated	57,600	64,474	55,848	177,922
Operating Income (Loss), As Previously Reported	4,807	(3,218)	2,806	4,395
Operating Income (Loss), As Restated	9,202	(7,880)	4,445	5,767
Income Taxes and Other Non-Operating Items, As Previously Reported	3,673	24,578	2,711	30,962
Adjustments:
Income taxes	13,038	(25,040)	6,932	(5,070)
Other Expenses, net	(173)	(109)	(100)	(382)
Discontinued Operations	1,139	630	1,733	3,502
Cumulative Effect of Change in Accounting Principle	—	—	—	—
Income Taxes and Other Non-Operating Items, As Restated	17,677	59	11,276	29,012
Net Income (Loss), As Previously Reported	$1,134	$(27,796)	$95	$(26,567)
Net Loss, As Restated	$(8,475)	$(7,939)	$(6,831)	$(23,245)

p

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Revenue, As Previously Reported	$45,972	$68,079	$61,590	$72,510
VSOE	307	(5,589)	514	(2,077)
MasterKey contracts	39	1,248	1,107	(12,575)
Timing and Cutoff	1,836	(1,164)	2,922	(2,722)
Training and support services	(86)	(19)	(23)	76
Contracted Services	(794)	(189)	(1,333)	(232)
Regulatory compliance				4,393
Other	(685)	(408)	185	720
Revenue, As Restated	46,589	61,958	64,962	60,093
Costs and Operating Expenses, As Previously Reported	51,280	77,321	64,785	63,418
Adjustments:
Cost of Revenue—Software development	(2,930)	(2,435)	(2,396)	(2,172)
Cost of Revenue—Other	626	(387)	(48)	(99)
Cost of Revenue—Reclass of Amortization—Developed Technology	689	1,312	1,467	1,594
Software development	4,681	(280)	2,592	3,536
Business combinations	189	668	272	366
Pension	—	—	—	86
Long-lived asset impairment	6	20	6	6
Stock compensation	667	—	—	—
Reclass of Amortization—Developed Technology	(689)	(1,312)	(1,467)	(1,594)
Other	965	1,170	1,332	(925)
Costs and Operating Expenses, As Restated	55,484	76,077	66,543	64,216
Operating Income (loss), As Previously Reported	(5,308)	(9,242)	(3,195)	9,092
Operating Income (loss), As Restated	(8,895)	(14,119)	(1,581)	(4,123)
Income Taxes and Other Non-Operating Items, As Previously Reported	(2,927)	36,185	2,603	6,815
Adjustments:
Income Taxes	2,427	4,039	1,968	(1,426)
Other Expenses (Income), net	3	3	3	62
Discontinued Operations	(3,499)	(1,500)	(158)	2,402
Cumulative Effect of Change in Accounting Principle	—	(500)	—	—
Income Taxes and Other Non-Operating Items, As Restated	(3,996)	38,227	4,416	7,853
Net Income, As Previously Reported	$(2,381)	$(45,427)	$(5,798)	$2,277
Net Income, As Restated	$(4,899)	$(52,346)	$(5,997)	$(11,976)

NOTE 18—SUBSEQUENT EVENTS (UNAUDITED)

Sale of a Subsidiary

On January 31, 2006, the Company entered into a Stock Sale and Purchase Agreement to sell its wholly owned Japanese service subsidiary, ESTECH Corporation, to Information Services International—Dentsu, Ltd. (ISID). On March 18, 2006, the sale was consummated and the Company received 1.2 billion Yen, or approximately $10.2 million, resulting in an estimated pre-tax loss of approximately $2.0 million. ESTECH Corporation was acquired in 2002 as part of the MDI acquisition and provides expert technical services, primarily in structural dynamics, motion, vibration and acoustics to customers primarily in the automotive and precision electronics industries. During 2002, 2003 and 2004, ESTECH’s revenue totaled $6.3 million, $9.8 million and $10.1 million, respectively, gross profit was $3.4 million, $3.3 million and $3.0 million, respectively, and net income totaled $0.4 million, $2.3 million and $1.5 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MSC.Software Corporation
Santa Ana, California

We have audited the accompanying consolidated balance sheets of MSC.Software Corporation and subsidiaries (the “Company”) as of December 31, 2002, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MSC.Software Corporation and subsidiaries as of December 31, 2002, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 2, the accompanying 2002 consolidated financial statements have been restated.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and our report dated April 14, 2006 disclaimed an opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses and the effects of a scope limitation.

DELOITTE & TOUCHE LLP
Costa Mesa, California
April 14, 2006

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2004, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. Notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2004 described below, we believe that the consolidated financial statements contained in this report present our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”).

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

In accordance with the internal control reporting requirements of the Securities and Exchange Commission our management attempted to complete an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). In addition to utilizing substantial internal resources, management also engaged an outside consulting firm to assist in various aspects of its evaluation and compliance efforts. However, due to the significant time and resources dedicated to complete the restatement of our consolidated financial statements for the year ended December 31, 2002 included in this report, our management did not fully complete its evaluation of the overall design and operating effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2004. However, based on the material weaknesses noted in the evaluation of the internal control design, and the material weaknesses noted in the operating effectiveness of the internal controls as a result of the testing that was performed, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004. In conducting its assessment management did not complete its review and testing of entity level controls, controls in the income tax process, and the financial closing and reporting process.

Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A “material weakness” is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004:

Entity-Level Controls

As of December 31, 2004, management had sufficiently documented the Company’s control environment using the COSO internal control framework but concluded that it did not sufficiently perform testing of the control environment to adequately assert as to the operating effectiveness of the entity-level controls. Management concluded that it did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations. Specifically, management concluded that the Company did not have adequate controls with respect to: (i) oversight by the Audit Committee of the Board of Directors, (ii) effective and continuous communication of the Company’s commitment to ethical business practices and standards, (iii) identification, monitoring and disclosure of related party relationships, and (iv) adequate segregation of duties and/or supervisory controls in certain departments. Based on the deficiencies noted in the design of the Company’s control environment and due to the lack of testing performed to validate the operating effectiveness of the existing entity-level internal controls, and inability to complete its assessment management determined that the Company had an ineffective control environment. Additionally, due to the deficiencies noted above management determined that the monitoring function and dissemination of information and communication did not operate effectively. These deficiencies constitute a material weakness in the control environment, monitoring, and information and communication components of COSO. These material weaknesses increase the likelihood of potential material errors in our financial reporting.

Revenue Accounting

In conjunction with management’s efforts to appropriately recognize software and services revenue as of December 31, 2004 and the Company’s evaluation of the internal controls over financial reporting, management identified material weaknesses in the internal controls over revenue recognition. Specifically, management concluded that the Company did not have adequate internal controls in the following areas for the purposes of recognizing, recording and disclosing the Company’s software revenue in accordance with generally accepted accounting principles , specifically SOP 97-2 and its progeny: (i) management review of significant revenue transactions, (ii) evidence of executed and signed contractual agreements, (iii) proper accounting treatment of multiple element sales arrangements, and (iv) sufficient evidence of customer delivery and acceptance. Furthermore, management concluded that the Company did not have adequate internal controls to properly and consistently recognize contracted services revenue in accordance with the percentage completion method as allowed under SOP 97-2 and SOP 81-1.

Overall, our management has concluded that given the magnitude of the revenue adjustments recorded and the potential for misstatements to occur as a result of internal control deficiencies in revenue accounting existing as of December 31, 2004, there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting.

Financial Closing and Reporting Process

Management concluded that it did not have adequate controls designed and implemented in the financial close and reporting process to provide reasonable assurance that material misstatements would be prevented or detected. Specifically, management concluded that the Company did not have adequate controls in the following areas for the purposes of identifying, recording and disclosing the Company’s financial results of operations: (i) formalized global accounting policies and procedures that govern the summarization and resolution of significant non-routine, unusual or complex accounting matters, (ii) formalized global accounting policies and procedures that govern the identification and disclosure of related party transactions, (iii) adequate oversight and review of the Company’s implementation of accounting treatments in accordance with generally accepted accounting principles, (iv) adequate evaluation and review of significant estimates and judgments made by management, (v) adequate management review and monitoring of significant transactions at the Company’s foreign business units.

During the 2004 year-end management review and financial statement closing process, we identified a series of adjustments not previously known, which related to complex transactions and reconciliations of significant balance sheet accounts. Given the number of adjustments identified, the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential for errors to significant account balances to occur as of December 31, 2004, our management has concluded that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting.

Segregation of Duties and User Access

Management concluded that it did not perform an adequate review of user access to the Company’s financial reporting system to adequately address segregation of duties. Specifically, management identified instances where various employees had excessive access to various financial applications. After further analysis, it was determined that certain of these employees were responsible for the initiating and/or recording of transactions, thereby creating segregation of duties weaknesses. In addition, we found that internal controls over granting and monitoring access to our financial reporting system were not adequate to ensure that access to employees was appropriate given the employee’s responsibilities. The lack of appropriate segregation of duties increases the risk that material misstatements to the Company’s financial statements may not be prevented or detected.

Accounting for Income Taxes

While preparing the annual provision for 2004 income taxes, we identified certain unreconciled differences in our deferred tax accounts dating back to calendar years before 2002. After further analysis, we determined that significant adjustments were required to prior and current year financial statements. In reaching this conclusion, our management noted that there was a lack of historic analysis and documentation, ineffective account reconciliation procedures, and insufficient understanding of tax accounting, which did not allow the timely or accurate calculation of the year-end tax provisions. Given the significance of the tax account balances and the absence of sufficient mitigating controls, these deficiencies that existed as of December 31, 2004 represent a material weakness in internal controls over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by our internal control over financial reporting.

Fixed Assets

Management concluded that it did not maintain adequate controls over processing fixed asset transactions to provide reasonable assurance that material misstatements would be prevented or detected. Specifically, management concluded that the Company did not have adequate controls in the following areas for the purposes of identifying, recording and disclosing the Company’s fixed assets: (i) formal review and reconciliation of fixed asset subledgers to the general ledger, (ii) appropriate tracking of fixed assets acquisitions/disposals, (iii) formal review of additions, deletions and other changes to the fixed asset master data file and (iv) formal asset management system in the EMEA and Asia Pacific regions to manage property and equipment. These deficiencies, when aggregated, result in a more than remote likelihood that a material misstatement could exist in the Company’s identification, recording and disclosure of property and equipment within the annual and interim financial statements and not be detected.

As a result of management’s incomplete assessment of the effectiveness of the Company’s internal control over financial reporting of December 31, 2004, Deloitte & Touché LLP, our independent registered public accounting firm, was unable to perform auditing procedures necessary to form an opinion on management’s assessment and did not express an opinion and expressed an adverse opinion on the effectiveness of internal control over financial reporting because of the material weaknesses identified.

Changes in Internal Control over Financial Reporting

Management undertook significant efforts in 2004 to establish a framework to improve internal controls over financial reporting, particularly as they related to the findings of the independent investigation conducted by our audit committee. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts were required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting. While management is dedicated to improving the Company’s internal controls over financial reporting, the nature and significance of the outstanding material weaknesses may prevent successful remediation for fiscal year 2005.

While these steps have helped address some of the internal control deficiencies noted above, they have not been sufficient to remedy all internal control issues that existed as of December 31, 2004. Management is taking the following steps to remediate these material weaknesses:

•       Implementing more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements

•       Conducting formal revenue recognition training sessions for key accounting and sales personnel

•       Directing internal resource attention, including internal audit efforts, to sales order processing and revenue accounting activities

•       Performing an upgrade of our internal Enterprise Resource Planning (ERP) financial system, including an enhancement of system interface and configuration internal controls

•       Implementing a standard financial statement reporting package to be used by all foreign business units

•       Improving the documentation, communication, and periodic review of our accounting policies throughout our domestic and international locations for consistency with general accepted accounting principles

•       Implementing a formalized global accounting policy that addresses the appropriate procedures for significant, non-routine, unusual, or complex events or transactions

•       Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process

•       Improving the interim and annual review and reconciliation process for certain key balance sheet accounts

•       Enhancing the training and education for our international finance and accounting personnel and new hires to the worldwide finance team

•       Increasing diligence regarding granting and monitoring user access to our network, databases, and applications

•       Investigating the functionality of a segregation of duties software tool to assist in designing appropriate segregation of duties.

•       Automating certain key internal controls that are currently performed manually

•       Employing an outside accounting firm to perform, reconcile, and document the Company’s income tax transactions

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MSC Software Corporation
Santa Ana, California.

We were engaged to audit management's assessment regarding the effectiveness of internal control over financial reporting of MSC.Software Corporation and subsidiaries (the “Company”), as of December 31, 2004. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

As described in Management's Report on Internal Control over Financial Reporting, the Company was unable to complete its assessment of the effectiveness of the Company's internal control over financial reporting. Accordingly, we were unable to perform auditing procedures necessary to form an opinion on management's assessment.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

Entity Level Controls

The Company did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations. Specifically, management concluded that the Company did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating its control environment: (i) appropriate monitoring and review by the Audit Committee of the Board of Directors, (ii) effective and continuous communication of the Company’s commitment to ethical business practices and standards, (iii) identification, monitoring and disclosure of related party relationships, (iv) adequate segregation of duties and/or supervisory controls in certain departments. Each of these items represents a material weakness in entity level controls for one of the following components covered by Internal Control—

Integrated Framework by the Committee of Sponsoring Organizations (“COSO”): Control Environment, Information and Communication and Monitoring. Based on the deficiencies noted in the design of the Company’s control environment and due to the lack of testing performed to validate the operating effectiveness of the existing entity-level internal controls, and inability to complete its assessment we determined that the Company had an ineffective control environment. Additionally, due to the deficiencies noted above it was determined that the monitoring function and dissemination of information and communication did not operate effectively. These deficiencies constitute material weaknesses in the control environment, monitoring, and information and communication components of COSO. These material weaknesses increase the likelihood of potential material errors in the Company’s interim and annual financial statements..

Revenue Accounting

The Company did not have adequate internal controls in the following areas for the purposes of recognizing, recording and disclosing the Company’s software revenue in accordance with generally accepted accounting principles specifically Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition, and its related pronouncements: (i) management review of significant revenue transactions, (ii) evidence of executed and signed contractual agreements, (iii) proper accounting treatment of multiple element sales arrangements, and (iv) sufficient evidence of customer delivery and acceptance. Furthermore, the Company did not have adequate internal controls to properly and consistently recognize contracted services revenue in accordance with the percentage completion method as allowed under SOP 97-2 and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

Given the magnitude of the revenue adjustments recorded and the potential for misstatements to occur as a result of the internal control deficiencies in revenue accounting existing as of December 31, 2004, there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements could occur and would not be prevented or detected by the Company’s internal control over financial reporting.

Financial Closing and Reporting Process

The Company did not have adequate controls designed and implemented in the financial close and reporting process to provide reasonable assurance that material misstatements would be prevented or detected. Specifically, the Company did not have adequate controls in the following areas for the purposes of identifying, recording and disclosing the Company’s financial results of operations: (i) formalized global accounting policies & procedures that govern the summarization and resolution of significant non-routine, unusual or complex accounting matters, (ii) formalized global accounting policies & procedures that govern the identification and disclosure of related party transactions, (iii) adequate oversight and review of the Company’s implementation of accounting treatments in accordance with generally accepted accounting principles, (iv) adequate evaluation and review of significant estimates and judgments made by management, (v) adequate management review and monitoring of significant transactions at the Company’s foreign business units.

This material weakness resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2002, and adjustments to present the Company’s financial statements for the years ended December 31, 2003 and 2004 in accordance with generally accepted accounting principles. The nature and impact of the restatement adjustments on previously issued financial statements is fully described in Note 2 to the consolidated financial statements. Given the number of adjustments identified, the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential for errors to significant account balances to occur as of December 31, 2004, there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements could occur and would not be prevented or detected by the Company’s internal control over financial reporting.

Segregation of Duties & User Access

The Company did not perform an adequate review of user access to the Company’s financial reporting system and did not appropriately address segregation of duties violations. Specifically, there were instances where various employees had inappropriate access to various financial applications. It was determined that certain of these employees were responsible for the initiating and/or recording of transactions, thereby creating segregation of duties weaknesses. In addition, the internal controls over granting and monitoring access to our financial reporting system were not adequate to ensure access to employees was appropriate given the employee’s responsibilities. The lack of appropriate segregation of duties results in a more than remote likelihood that material misstatements to the Company’s annual and interim financial statements may not be prevented or detected.

Accounting for Income Taxes

The Company did not design and implement adequate controls over the accounting for income taxes. Specifically, there was a lack of historic analysis and documentation, ineffective account reconciliation procedures, and insufficient understanding of tax accounting, which did not allow the timely or accurate preparation of the year-end tax provisions. While preparing the annual provision for 2004 income taxes, the Company identified certain unreconciled differences in their deferred tax accounts dating back to years before 2002. It was determined that significant adjustments were required to prior and current year financial statements. Given the significance of the tax account balances and the absence of sufficient mitigating controls, the deficiencies that existed as of December 31, 2004 represent a material weakness in internal controls over income taxes on the basis that there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by the Company’s internal control over financial reporting.

Fixed Assets

The Company did not maintain adequate controls over processing fixed asset transactions to provide reasonable assurance that material misstatements would be prevented or detected. Specifically, the Company did not have adequate controls in the following areas for the purposes of identifying, recording and disclosing the Company’s fixed assets: (i) formal review and reconciliation of fixed asset subledgers to the general ledger, (ii) appropriate tracking of fixed assets acquisitions/disposals, (iii) formal review of additions, deletions and other changes to the fixed asset master data file and (iv) formal asset management system in the EMEA and Asia Pacific regions to manage property and equipment. These deficiencies, when aggregated, result in a more than remote likelihood that a material misstatement could exist in the Company’s identification, recording and disclosure of property and equipment within the annual and interim financial statements and not be detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

Because of the limitation on the scope of our audit described in the second paragraph of this report, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management's assessment referred to above. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria and the effects of other material weaknesses, if any, that might have been identified if we had been able to perform sufficient auditing procedures relating to management's assessment regarding the effectiveness of internal control over financial reporting, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and have issued our report dated April 14, 2006 that expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Costa Mesa, California
April 14, 2006

ITEM 9B.       OTHER INFORMATION

Not Applicable

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of MSC

The following information with respect to the principal occupation or employment, recent employment history, age and directorships in other companies as of March 31, 2006, has been furnished or confirmed to us by the respective directors. The information provided also identifies the committees of the board of directors on which each director serves. Because we have not held elections for directors since 2003, all directors will hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualify or until their earlier death, resignation or removal.

DONALD GLICKMAN has been the managing partner of J. F. Lehman & Company, a private equity investment firm, since 1993, and president of Donald Glickman & Company, a private investment firm since 1992. He serves as a director for Monro Muffler Brake, and as a Trustee for MassMutual Corporate Investors, and MassMutual Participation Investors. Mr. Glickman has been a member of the board of directors since 1998. Mr. Glickman serves as the lead director and is a member of the audit committee. Age 72.

WILLIAM F. GRUN is a private investor and consultant. In 2003, Mr. Grun served as the chief executive officer of RAS Innovations, a privately held company providing international outsourcing of research and development. He served as president and chief operating officer of Optium Software, a privately held firm that developed software for supply chain management from 1996 to 1999. Mr. Grun has been a member of the board of directors since 1997 and is a member of the audit committee. Age 59.

MASOOD A. JABBAR was employed in many positions with Sun Microsystems Computer Corporation, a provider of network computing infrastructure solutions, from 1986 to 2003, including executive vice president and advisor to the CEO from 2002 to 2003, and executive vice president of Global Sales Operations, responsible for worldwide sales and support for all the Company’s products, from 2000 to 2002. Mr. Jabbar served as the Chief Executive Officer of XDS Inc., a private network company, from November 2004 to the present. Mr. Jabbar is also a director of Openwave Systems, Inc. and Silicon Image Inc. Mr. Jabbar has been a member of the board of directors since July, 2005 and is a member of the compensation committee. Age 56.

PHILIP B. LIVINGSTON recently joined Duff & Phelps, a leading investment banking and financial advisory firm, on March 21, 2006, as its Chief Financial Officer. He has been vice chairman of Approva Corporation, a company that provides enterprise software for continuous controls management, since January 2005. From 2003 to 2004 Mr. Livingston served as chief financial officer of World Wrestling Entertainment Corporation, a television production and entertainment company. From 1999 to 2003 he was president and chief executive officer of Financial Executives International, a professional association for senior financial executives. In prior positions he was chief financial officer of Catalina Marketing Corporation, a marketing services company, and Celestial Seasoning, a consumer packaged goods company. He is a director of Cott Corporation. Mr. Livingston has been a member of the board of directors since May 2005 and serves as chairman of the audit committee. Age 49.

ASHFAQ A. MUNSHI recently joined Level5 Networks, a leading innovator of high-performance Ethernet network interface cards (NICs), as its Chief Executive Officer. He is the founder of and has served as the chief executive officer and chairman of Radiance Technologies, Inc., an enterprise software company since 2000. Prior to that date, he served as an advisor to Supply Base Inc., a supplier bid and supplier information company in 1998, and chief executive officer and chairman of Specialty MD.com, a medical e-marketplace company from 1998 to 2000, a company that he founded. He is also a director of both Radiance Technologies, Inc. and of Vivecon Corporation. Mr. Munshi has been a member of the board of directors since July, 2005 and serves as a member of the governance and nominating committee. Age 45.

GEORGE N. RIORDAN has served as our chairman of the board (February 1, 1997 to December 14, 1998). Mr. Riordan is a managing director of George Riordan Co., an investment banking firm from 1991 to date. Mr. Riordan has been a member of the board of directors since 1983. He currently serves as a member of the governance and nominating committee. Age 72.

GREGORY P. SPIVY has been a partner of ValueAct Capital since 2004. Prior to that date, Mr. Spivy served as a consultant for Gryphon Investors, a private equity firm, from September 2002 to August 2004. From January 2002 to August 2002, he was a part-time consultant for Farallon Capital Management, L.L.C., which manages equity capital. Mr. Spivy was a partner at Lamphere Capital Partners from July 2000 to December 2001. He has been a member of the board of directors since 2004 and serves as the chairman of the compensation committee. Mr. Spivy also serves as a member of the Board of Directors of Seitel, Inc., a leading provider of seismic data to the oil and gas industry, effective March 1, 2006. Age 37.

MARK A. STEVENS has been an employee of Fluor Corporation, an engineering and construction company, since 1975, most recently as group executive, commercial strategy and risk since 2003. He has been a member of the board of directors since 2004 and currently serves as the chairman of the governance and nominating committee and a member of the compensation committee. Age 53.

WILLIAM J. WEYAND became chairman of the board and chief executive officer, effective February 10, 2005. From 1997 to 2001 Mr. Weyand served as the chairman and chief executive officer of Structural Dynamics Research Corporation (“SDRC”), a product lifecycle management software company which was acquired by Electronic Data Systems Corporation in 2001. From January to June 2003, he served as the chief executive officer of Pavilion Technologies, an enterprise neural network software company for advanced process control. From late 2002 to the present, he continues to serve as a director, and from June 2003 to the present, continues to serve as vice chairman of this company. Mr. Weyand also serves as a director for Riverstone Networks, Inc. Age 61.

On November 4, 2004, ValueAct Capital Master Fund L.P., ValueAct Capital Partners Co.-Investors, L.P., VA Partners, L.L.C., Jeffrey W. Ubben, George F. Hamel, Jr. and Peter H. Kamin (collectively the “Stockholders”) brought an action against us in the Delaware Court of Chancery to compel us to hold a 2004 Annual Meeting of Stockholders to elect directors. Subsequently, we resolved this action on December 3, 2004, by entering into a Stockholders Agreement with the Stockholders as well as Gregory P. Spivy and William J. Weyand for certain limited purposes. Under the Stockholders Agreement, the Stockholders dismissed their action and we increased our number of directors to seven, Gregory Spivy and William J. Weyand were appointed to our board of directors and to our nominating and governance committee and Mr. Weyand was appointed to the audit committee. In addition, the Stockholders Agreement provided that we would support the election of one affiliated and one non-affiliated nominee of the Stockholders at each annual meeting during the period the Stockholders held ten percent or greater of the outstanding shares of our stock. At such time as the Stockholders held less than ten percent of the outstanding shares, the directors nominated by the Stockholders would resign.

Subsequently, in 2005, we increased the number of directors from seven to nine.

The Stockholders Agreement further provided that until 90 days after the company was current with respect to its filings of annual and quarterly reports with the SEC, the Stockholders would (i) refrain from a subsequent action to compel an annual meeting of stockholders and (ii) they would not directly or indirectly propose or participate in any transaction or activity involving a business combination or asset sale of the company absent a written request by the board for a proposal nor engage in a proxy contest. On February 10, 2005, the parties entered into Amendment No. 1 to the Stockholders Agreement. The

Amendment provides that the Stockholders would no longer have the right to designate a non-affiliated nominee for the board of directors as long as Mr. Weyand is then a director of the Company. The Amendment further provides that Mr. Weyand is not required to tender his resignation from the board in the event the Stockholders no longer beneficially own in the aggregate 10% or more of the outstanding shares of the Company’s stock. Mr. Weyand resigned from all board committees upon his employment with us and his designation as chairman of the board. Subsequently in July 2005, Mr. Spivy resigned from the nominating and governance committee and was designated as the chairman of the compensation committee.

Larry S. Barels served as director of the Company from 1998 through July 2004 at which time he resigned. In addition through all of 2004, Mr. Perna served as chairman of the board and retired from the board in February 2005.

Executive Officers of MSC

Name	Age	Office
William J. Weyand(1)	62	Chairman of the Board and Chief Executive Officer
Glenn R. Wienkoop	59	President, Chief Operating Officer
John A. Mongelluzzo	47	Senior Vice President, General Counsel, and Secretary
John J. Laskey	56	Senior Vice President, Chief Financial Officer

(1)          Also a Director

On February 10, 2005 William Weyand succeeded Frank Perna, Jr. as our chairman and chief executive officer of the company. For the employment history for the past five years for Mr. Weyand, see “Directors of MSC” above.

Mr. Wienkoop was hired in August, 2005 as our president and chief operating officer. Prior to joining us, he served as president and chief operating officer of BDNA Corporation, a software solution provider of IT asset management and governance from July 2004 to August 2005, and president and chief operating officer at Portal Software, Inc., a software solution provider of billing and revenue management solutions for telecommunications from 2001 to 2004. From 2000 to 2001 Mr. Wienkoop served as president and chief operating officer of SDRC. Age 59.

Mr. Mongelluzzo was hired in March 2005 as senior vice president, general counsel and secretary. Prior to joining us, Mr. Mongelluzzo served as of counsel for Vorys, Sater, Seymour and Pease LLP law firm from 2002 to 2005. From 1986 to 2001 Mr. Mongelluzzo was employed by SDRC where he served in many roles, most recently as senior vice president, general counsel, and secretary. Age 47.

Mr. Laskey was hired in 2004 as our senior vice president and chief financial officer. Prior to joining us, Mr. Laskey served as vice president and chief financial officer of Webplan, Inc., a provider of operational planning tools from April 2001 to March 2003. From October 1998 to February 2001, Mr. Laskey served as vice president and chief financial officer of Quest Software, Inc., a provider of application management software. Mr. Laskey also held financial management positions at Continuus Software Corporation, Starbase Corporation, File Net Corporation and MAI/Basic Four, Inc. Age 56.

There are no family relationships among any of the executive officers.

Audit Committee Information

The table below provides membership information for our Audit Committee:

Name	Audit Committee
Philip B. Livingston	Chair
Donald Glickman	Member
William F. Grun	Member

The board of directors has determined that each member of the audit committee (i) qualifies as an “audit committee financial expert” within the meaning of the applicable SEC rules and (ii) is independent under the independence standards set forth in our Corporate Governance Guidelines and under the applicable rules of the Securities Exchange Act of 1934 (the Exchange Act).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the directors and executive officers and persons who beneficially own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our equity securities. Due to an administrative error, each of Donald Glickman, William Grun, George Riordan and Larry Barels were late in filing their Form 4 to report their grant of 5,000 options. This grant related to the annual grant they received on January 2, 2004. The Form 4’s were filed on January 8, 2004. In addition, on March 19, 2003, as a result of recent acquisitions and reorganizations, the board passed resolutions revising the list of “executive officers” of the Company for purposes of the Securities Exchange Act of 1934 (the Exchange Act”) or “officers” for purposes of Section 16 of the Exchange Act, to only include Frank Perna, Jr., Louis A. Greco, Nader Khoshniyati, Robert R. Ryan, and Kenneth Blakely. Subsequently, the Company determined that Richard Murphy, Christopher St. John, Amir Mobayen, Charles Davis, and John DiLullo, among others, should be designated as executive officers. During the interim period, several of these individuals had reportable transactions during 2004 that were not timely reported, relative to granting of bonus share awards on March 18, 2004, issued under the Company’s Executive Bonus Plan as follows: Charles Davis: 1,795 bonus shares; John DiLullo: 1,474 bonus shares; Richard Murphy: 1,859 bonus shares, Amir Mobayen: 3,654 bonus shares, and Christopher St. John: 2,372 bonus shares. Thereafter, on or about June 17, 2004, these five transactions were reported on Form 4.

Code of Ethics

We have adopted a Code of Ethics, known as the MSC Corporate Code of Business Conduct and Ethics, which applies to all of our employees, including all directors, officers, employees and agents. In addition, we have adopted a related policy, the MSC.Software Corporation Code of Business Conduct and Ethics that applies to our chief executive officer and senior financial officers (which includes the chief financial officer, controller and other persons performing similar functions). Both of these codes of conduct, including future amendments, are available free of charge on our website at, http://www.mscsoftware.com, or by writing to us at MSC.Software Corporation, 2 MacArthur Place, Santa Ana, California 92707, Attention: Corporate Secretary.

ITEM 11.         EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information concerning the compensation paid by us to (i) Frank Perna, Jr., who served as the chief executive officer during 2004, (ii) each of our four most highly compensated executive officers other than the chief executive officer (based on aggregate salary and bonus in 2004), who were serving as executive officers on December 31, 2004, and (iii) Mr. Greco who served as chief financial officer through September 23, 2004. In each instance, the compensation shown is for services rendered in all capacities for the three year period ended on December 31, 2004.

Summary Compensation Table

	Annual Compensation				Long Term Compensation(1)
Name and Principal Position	Fiscal Year	Salary/ ($)	Bonus/ ($)(2)	Other Annual Compensation ($)(3)	Securities Underlying Options(#)(4)	All other Compensation ($)(5)
Frank Perna, Jr.	2004	431,251	0	—	150,000	47,138
Chairman and Chief	2003	415,154	150,000	—	130,475	42,658
Executive Officer(6)	2002	400,000	0	—	200,000	22,728
Louis A. Greco	2004	228,832	0	—	25,000	396,322	(7)
Chief Financial Officer	2003	250,000	73,000	—	40,475	23,186
and Executive Vice	2002	250,000	60,500	—	35,000	23,270
President(7)
Robert R. Ryan	2004	276,669	9,000	—	75,000	149,507
Executive Vice	2003	250,004	61,000	—	90,475	389,222
President(8)	2002	249,325	69,000	—	80,000	268,093
Kenneth Blakely	2004	250,000	33,000	—	25,000	24,255
Executive Vice	2003	250,000	39,000	—	25,475	26,866
President, Software(9)	2002	250,000	40,700	—	35,000	19,590
Amir Mobayen,	2004	220,000	180,745	275,900	50,000	30,426
Senior Vice President,	2003	199,519	170,101	158,990	30,475	17,802
EMEA Sales(10)	2002	200,000	85,359	—	15,000	8,724
Christopher St. John,	2004	299,967	66,000	172,502	75,000	—
Senior Vice President,	2003	253,142	37,000	155,559	30,475	—
Asia-Pacific Sales(11)	2002	207,702	38,500	80,360	25,000	—

(1)          We did not make any payments or awards to the identified individuals that would be classifiable under the “Restricted Stock Award” and “LTP Payout” columns otherwise required to be included in the Table by the applicable SEC disclosure rules.

(2)          Except where noted, bonuses are paid 50% in cash and 50% in stock pursuant to the MSC.Software Corporation 2000 Executive Cash and Stock Bonus Plan (the “Bonus Plan”). The Bonus Plan provides that the stock portion of the bonus is valued at the opening of the market as of the first business day of the year for which the bonus is to be paid.

(3)          This column includes amounts for Mr. Mobayen and Mr. St. John related to their assignments in foreign countries. Mr. Mobayen served as the European head of sales for 2003 and 2004. For Mr. Mobayen, amounts listed in 2004 include $165,984 related to tax equalization and $84,645 for housing. Amounts listed in 2003 include $82,904 related to tax equalization and $51,019 for housing. For Mr. St. John, amounts listed in 2004 include a living allowance of $66,929 and $53,321 for housing. For 2003, amounts include a living allowance of $60,887,and $93,103 for housing. For 2002 amounts listed include $79,050 for housing.

(4)          Represents shares of stock underlying options granted under the Company's 1998 Plan and the 2001 Plan.

(5)          Unless otherwise noted, the amounts shown constitute our contributions on behalf of the named individuals to (a) the MSC.Software Corporation Profit Sharing Plan (“PSP”), (b) the MSC Defined Contribution Plan which is a 401(k) match and replaced the PSP in 2004 (“DCP”), and (c) the MSC.Software Corporation Supplemental Retirement and Deferred Compensation Plan (“SERP”) in the following amounts: Frank Perna, Jr.: 2004: $10,250 to DCP and $36,888 to SERP; 2003: $12,520 to PSP and $30,138 to SERP; 2002: $12,604 to PSP and $10,124 to SERP; Louis A. Greco: 2004: $10,192

to DCP and $0 to SERP; 2003: $12,520 to PSP and $10,666 to SERP; 2002: $12,604 to PSP and $10,666 to SERP; Robert R. Ryan: 2004: $10,250 to DCP and $17,245 to SERP; 2003: $12,520 to PSP and $10,666 to SERP; 2002: $12,604 to PSP and $11,465 to SERP; Kenneth Blakely: 2004: $10,250 to DCP and $14,005 to SERP; 2003: $12,520 to PSP and $14,346 to SERP; 2002: $11,782 to PSP and $7,808 to SERP; Amir Mobayen: 2004: $10,250 to DCP and $20,176 to SERP; 2003: $10,345 to PSP; and $7,457 to SERP; 2002: $2,687 to PSP and $6,037 to SERP.

(6)          Mr. Perna terminated his employment with the Company on February 10, 2005. In addition, Mr. Perna earned $17,396 in 2002 that was not paid until 2003 because of an administrative error. This amount is included in his 2002 salary.

(7)          Mr. Greco terminated his employment with the Company as of September 23, 2004. His “All Other Compensation” for 2004 includes our contribution of $10,192 to DCP, a cash severance payment of $300,000, $2,794 in reimbursed COBRA premiums and $83,336 for consulting services earned and paid in 2004 under the terms of a consulting agreement.

(8)          Mr. Ryan terminated his employment with the Company on March 30, 2005. His “All Other Compensation” includes contractual amounts paid following the Company’s acquisition of Mechanical Dynamics, Inc. in 2002, such payments equaling $122,012 in 2004, $366,036 in 2003 and $244,024 in 2002.

(9)          Mr. Blakely terminated his employment with the Company on June 30, 2005. In addition, Mr. Blakely earned $36,000 in 2002 that was not paid until 2003 because of an administrative error. This amount is included in his 2002 salary.

(10)   Mr. Mobayen’s bonus includes amounts earned under a special quarterly bonus plan as well as amounts earned under the Bonus Plan. In 2004, Mr. Mobayen earned $103,745 under a quarterly bonus plan and $77,000 under the Bonus Plan. In 2003, Mr. Mobayen earned $113,101 under a quarterly bonus plan and $57,000 under the Bonus Plan. In 2002, Mr. Mobayen earned $74,359 in quarterly bonuses, and $11,000 under the Bonus Plan.

(11)   Except for housing, Mr. St. John‘s compensation, which is paid in euros, is reported here in U.S. dollars at the annual conversion rates of .806 euros per dollar in 2004, .885 euros per dollar in 2003 and 1.064 euros per dollar in 2002. The Company directly pays for Mr. St. John’s housing at 900,000 yen per month and treats a portion of this rent as income to Mr. St. John. This portion is reflected as Other Annual Compensation as required. This portion of the housing cost that the Company attributed to Mr. St. John as compensation was paid in yen and is reported here in U.S. dollars at the annual conversion rates of 125.28 yen per dollar in 2004, 116 yen per dollar in 2003, and 108.17 yen per dollar in 2002.

Option Grants in 2004

The following table presents additional information concerning the stock options shown in the Summary Compensation Table and granted to the named executive officers during 2004:

	INDIVIDUAL GRANTS				Potential Realizable
	Number of	Percent of Total			Value at assumed
	Securities	Options Granted			annual rates of
	Underlying	to Employees			appreciation for option
	Options	in Fiscal	Exercise Price	Expiration	term.(4)
Name	Granted (#)(1)	Year 2004(2)	($/Sh)(3)	Date	5%	10%
Frank Perna, Jr.	150,000	20.63%	$8.80	3/15/2014	830,141	2,103,740
Louis A. Greco	25,000	3.44%	$8.92	5/11/2014	140,244	355,405
Robert R. Ryan	75,000	10.32%	$8.92	5/11/2014	420,731	1,066,214
Kenneth Blakely	25,000	3.44%	$8.92	5/11/2014	140,244	355,405
Amir Mobayen	50,000	6.88%	$8.92	5/11/2014	280,487	710,809
Christopher St. John	75,000	10.32%	$8.92	5/11/2014	420,731	1,066,214

(1)          During 2004, options were granted pursuant to the 1998 and 2001 Plans. These plans provide that vesting may be accelerated in certain events related to changes in control of the Company, unless the compensation committee, prior to such change in control, determines otherwise. The option plans are administered by the compensation committee of the board. All options granted are exercisable in installments, with 25% of the options becoming exercisable one year after the date of grant and with an additional 25% of the options becoming exercisable on each successive anniversary date. Full vesting will occur on the fourth anniversary date.

(2)          Based on grants to employees of non-qualified stock options to purchase shares of common stock granted during the fiscal year ended December 31, 2004.

(3)          Options were granted at an exercise price equal to or greater than the fair market value on the date of grant.

(4)          The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term. The 5% and 10% assumed rates of appreciation are derived from the rules of the SEC and do not represent our estimate or projection of the future common stock price.

Aggregated Option Exercises in 2004 and Year-End Option Values

The following table shows information for the named executive officers, concerning:

(1)         exercises of stock options during 2004; and

(2)         the amount and values of unexercised stock options as of December 31, 2004

	Shares Acquired	Value Realized	Number of Securities Underlying Options at FY-End (#)			Value of Unexercised In-the-Money Options at FY-End ($)(1)
Name	on Exercise (#)	($)	Exercisable		Unexercisable	Exercisable	Unexercisable
Frank Perna, Jr.(3)	—	—	1,292,975		312,500	2,162,803	367,375
Louis A. Greco(4)	—	—	424,225	(2)	0	569,031	0
Robert R. Ryan	—	—	66,725		178,750	74,803	283,500
Kenneth Blakely(5)	—	—	275,475		72,500	365,603	94,250
Amir Mobayen	—	—	37,975		82,500	43,241	150,063
Christopher St. John	—	—	205,975		115,000	398,153	185,625

(1)          Based on the closing price of our common stock on December 31, 2004 ($ 10.47 per share) minus the exercise price of “in-the-money” options.

(2)          The vesting of all Mr. Greco’s outstanding stock options accelerated pursuant to the terms of an Employment Separation and Consulting Agreement entered into as of September 23, 2004

(3)          Mr. Perna’s employment with us was terminated effective February 10, 2005. We extended the exercise period for his vested options three years (provided 425,000 of his vested options were terminated), subject to the earlier expiration for certain specific reasons unrelated to his termination of employment.

(4)          Mr. Greco’s employment with us was terminated effective September 23, 2004. We accelerated the vesting of all of Mr. Greco’s outstanding and otherwise unvested shares and provided that all options would remain exercisable for a three year period, subject to the earlier expiration for certain specified reasons unrelated to his termination of employment.

(5)          Mr. Blakely’s employment with us was terminated effective June 30, 2005. We extended the exercise period for his vested options through September 29, 2006, subject to the earlier expiration for certain specified reasons unrelated to his termination of employment.

Pension Plan Table

The following table reflects estimated gross annual pension benefits relative to a German pension plan in which Mr. St.John participates, based on annual remuneration and years of service. Mr. St.John has completed 14 years of service with us. The pension obligations include a grant of retirement pension, disability and survivor’s pension. The amount of the pension is for each year of service (maximum 30 years) at 0.5% of salary up to the Social Security Contribution Ceiling (“SSCC”), and 1.5% of the exceeding part of the salary. The widow’s/widower’s pension amounts to 60% of the retirement pension. The normal retirement age is 65. The table assumes a 3% yearly salary increase and provides for an exchange rate of 1.3641, as well as an SSCC in EURO of 61,800, and SSCC in USD of 84,301. As an example, Mr. St.John could make $200,000 at year 1. At year 2, given the 3% salary increase, his pay would be $206,000, and would increase accordingly until at year 10, his pay would be $260,955, $60,955 greater than he earned in year 1. However, since we take into account the SSCC, the salary increase caps out at $25,692 at year 10.

	Annual Pension Benefit for Years of Service
	10	15	20	25	30
Remuneration—in $USD Beginning with Year 1
$200,000	25,962	43,152	63,751	88,303	117,436
$250,000	35,849	59,193	86,927	119,749	150,211
$300,000	46,299	76,147	111,420	152,983	181,350
$350,000	57,336	94,053	137,290	188,085	210,782
$400,000	68,986	112,954	164,597	225,136	238,432
$450,000	81,276	132,893	193,403	264,222	264,222
$500,000	94,233	153,915	223,775	288,070	288,070
$550,000	107,888	176,068	255,779	309,893	309,893

New Executive Team

We have a new executive management team. The executive officers as of December 31, 2005 are William J. Weyand, chairman and chief executive officer, Glenn R. Wienkoop, president and chief operating officer, John J. Laskey, senior vice president, chief financial officer and John A. Mongelluzzo, senior vice president, general counsel and secretary. Mr. Mobayen and Mr. St. John remain with us as senior vice presidents but are not members of the executive team.

Mr. Weyand joined us as a director on December 2, 2004 and became chairman and chief executive officer on February 10, 2005. At this time, we entered into a two-year employment agreement with Mr. Weyand. He receives an annual base salary of $485,000 and has a current annual target bonus opportunity of 100% of base salary, which bonus may exceed target as determined by the compensation committee of the board. Upon joining us, he purchased 50,000 restricted shares at $11.73 per share and in conjunction with this purchase was granted 200,000 restricted stock units that will be paid on a one-for-one basis, in shares of our common stock. Although these stock units vest in two equal installments, half on March 1, 2006 and the remaining half on March 1, 2007, Mr. Weyand will not be issued the 200,000 shares of restricted stock until March 1, 2007. He also received a grant of 450,000 options at an exercise price of $9.89 per share which vest in two equal installments on February 10, 2006 and February 10, 2007. Mr. Weyand was also granted a 100,000 share one for one performance stock unit award. The award vests if either (1) our stock price closes at $15.00 or more each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market or (2) we are sold at a per share price of $15.00 or more. Mr. Weyand also holds 15,000 share options that were granted to Mr. Weyand in his capacity as a non-employee director prior to February 10, 2005 at an exercise price of $9.68 per share for 10,000 options and $10.27 per share for 5,000 options. In the event Mr. Weyand’s employment is terminated during the two-year employment term either by us without

“Cause” or by Mr. Weyand for “Good Reason” (as those terms are defined in the Employment Agreement), he will be entitled to severance pay that includes (1) continued payment of his regular base salary for the duration of the two-year period, (2) if the termination of employment occurs before December 31, 2005, an amount equal to 175% of Mr. Weyand’s annualized base salary rate in effect immediately prior to the termination, and (3) if the termination of employment occurs on or after December 31, 2005, but before December 31, 2006, an amount equal to 100% of Mr. Weyand’s annualized base salary rate in effect immediately prior to the termination. In addition, the equity-based awards described above will also generally become fully vested, to the extent then outstanding and not otherwise vested, in connection with such a termination of employment.

Mr. Wienkoop joined us as president and chief operating officer on August 15, 2005. We entered into an employment agreement with Mr. Wienkoop pursuant to which he receives an annual base salary of $330,000 and has a current annual target bonus opportunity of 70% of base salary, which bonus may exceed target as determined by the compensation committee of the board. He also received a grant for 275,000 share options with an exercise price of $14.30 per share that vest annually in four equal installments beginning August 15, 2006. Mr. Wienkoop was also granted a 40,000 share one for one performance stock unit award. The award vests if either (1) our stock price closes at $20.00 or more each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market or (2) we are sold at a per share price of $20.00. Our employment agreement with Mr. Wienkoop further provides that if during the first year of Mr. Wienkoop’s employment with us we terminate his employment for other than (i) cause or (ii) upon a change-in-control, then he is entitled to a severance payment equal to 100% of his then current salary. In addition, under this agreement we agreed to cover the expenses associated with the real estate fees and closing costs for the sale of his home in Saratoga, California (the “Premises”), plus relocation costs, in total up to a maximum of $300,000. We also agreed to cover a portion of any negative gap (the “Shortfall”), if any, that may result between the gross sale price (defined below) of the Premises and the appraisal value as follows: we will pay 25% of the first $250,000 of the Shortfall, 50% of the next $250,000 of any Shortfall, 75% of the next $500,000 Shortfall and 100% of any Shortfall to the extent exceeding $1 million. We agreed on the engagement of an independent appraiser to conduct an appraisal of the Premises. Gross sales price was defined as the actual purchase price without deduction for real estate commissions, taxes, prorations or other costs of sale. Our obligation to cover any Shortfall extends for one year from the date of agreement (provided the board may extend this term).

Mr. Laskey joined us as senior vice president and chief financial officer on October 18, 2004. He currently receives a base salary of $285,000 and has an annual target bonus opportunity of 60% of base salary, which bonus may exceed target as determined by the compensation committee of the board. He also exercised his right to purchase 25,000 shares of restricted stock under a restricted stock agreement with us at $7.00 per share, received a 39,000 share grant of restricted stock units which vest annually in four equal installments beginning on October 18, 2005, and received an option grant totaling 150,000 share options at an exercise price of $11.40 per share that vest annually in four equal parts beginning on October 18, 2005. Mr. Laskey was also granted a 50,000 share option on October 18, 2005 at an exercise price of $14.30 per share that vests annually in four equal installments beginning October 18, 2006. Mr. Laskey was granted a 30,000 share one for one performance stock unit award. The award vests if either (1) our stock price closes at $17.00 or more each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market or (2) we are sold at a per share price of $17.00.

Mr. Mongelluzzo joined us as senior vice president, general counsel and secretary on March 3, 2005. He currently receives a base salary of $275,000, and has an annual target bonus opportunity of 60% of base salary, which bonus may exceed target as determined by the compensation committee of the board. He also received a signing bonus of $25,000 and a grant for 150,000 options at an exercise price of $11.56 per share and will receive a grant for an additional 50,000 options on the first anniversary of his employment.

Mr. Mongelluzzo was also granted a 30,000 share one for one performance stock unit award. The award vests if either (1) our stock price closes at $17.00 or more each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market or (2) we are sold at a per share price of $17.00.

We have entered into Severance Compensation Agreements with Messrs. Wienkoop, Laskey and Mongelluzzo that provide that if the executive’s employment is terminated by us for other than Cause (as defined) or by the executive for other than Good Reason (as defined), or retirement, death or disability (so defined) of the executive within two years following a change in control of the Company (as defined below) they are entitled to receive (i) full base salary through the date of termination plus credit for any unused vacation; (ii) pro rata share of annual bonus award for the year of termination; (iii) 2.5 times the sum of annualized base salary plus annual bonus; and (iv) a “gross-up payment” for any excise tax imposed by Section 4999 of the Internal Revenue Code and any taxes on such gross-up amount. In addition, all stock options held by the terminated executive would immediately vest and become exercisable and we would continue the terminated executive’s medical and dental benefits until the earlier of 2 1/2 years after the date of termination and commencement of full-time employment by the terminated executive. The severance agreements are automatically renewed annually unless written notice of termination by a party is given 60 days prior to December 31 of each year. In addition, the Severance Compensation Agreements will continue in effect for two years following a change in control.

Change in control is deemed to occur under the Severance Compensation Agreements if: (i) there shall be consummated any consolidation or merger of the company and, as a result of such consolidation or merger (x) less than 50% of the outstanding common shares and 50% of the voting shares of the surviving or resulting corporation are owned, immediately after such consolidation or merger, by the owners of the company’s common shares immediately prior to such consolidation or merger, or (y) any person (as such term is used in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 20% or more of the surviving or resulting corporation’s outstanding common shares; or (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the company shall be consummated; or (iii) the shareholders of the Company shall approve any plan or proposal for the liquidation or dissolution of the Company; or (iv) any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act) shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 20% or more of the Company’s outstanding common shares; or (v) during any period of two consecutive years, individuals who, at the beginning of such period constitute the entire board of directors, shall cease for any reason to constitute a majority thereof unless the election or the nomination for election by the Company’s shareholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

Employment and Severance Agreements

In addition to the Agreements for the new executive team above under “New Executive Team” we are a party to the following agreements:

•       Mobayen Expatriate Agreement.   We are a party to an agreement with Amir Mobayen. This agreement sets his current base salary at $230,000. Mr.Mobayen participates in the EMEA incentive bonus plan and is eligible to receive quarterly incentive compensation of up to 50% of his quarterly base salary and, in addition, participates in the annual CEO bonus plan with a target bonus of 50%, which bonus may exceed target. Mr. Mobayen also receives a housing allowance of approximately $7,000 per month as well as a company car. Because Mr. Mobayen is on an expatriate assignment, we provide him a tax equalization benefit that limits his tax burden resulting from this assignment. Finally, this agreement provides Mr. Mobayen a severance benefit that includes a minimum six month advance notice in the event we wish to terminate Mr. Mobayen’s employment, and a lump sum payment equal to 50% of total remuneration earned in the prior calendar year. This lump sum payment is increased to 100% once he has been employed by us for 10 years (his original date of employment was October 1, 2001).

•       Mr. St. John Managing Director Contract.   We are a party to an agreement with Mr. St. John. This agreement sets his current base salary at $250,000. Mr. St. John participates in an incentive bonus plan and he is currently eligible for a target bonus of 50%, which bonus may exceed target. He is also eligible to participate in a pension plan, receives a company car (which he currently does not utilize), and other standard benefits. Mr. St. John is currently situated in Japan at our request, and therefore we are providing him certain expatriate benefits including a housing allowance of approximately $7,500 per month and a cost of living allowance of 4,486.89 Euros (approximately $5,300). Finally, this agreement provides Mr. St. John a severance benefit that includes a minimum six month advance notice in the event we wish to terminate Mr. St. John’s employment and a lump sum payment equal to 100% of total remuneration earned in the prior calendar year.

•       Mobayen and St. John Severance Compensation Agreements.   We are also a party to severance agreements with Amir Mobayen and Christopher St. John. These severance agreements provide that if the executive’s employment is terminated by us for other than Cause (as defined) or by the executive for other than Good Reason (as defined) or retirement, death or disability (as defined) of the executive within two years following a change in control of the Company (which term has the same meaning as set forth in the description of Severance Compensation Agreements described above under “New Executive Team”), the executive is entitled to receive (i) full base salary through the date of termination plus credit for any unused vacation; (ii) pro rata share of annual bonus award for the year of termination; and (iii) 2.0 times the sum of annualized base salary plus annual bonus. In addition, all stock options held by the terminated executive would immediately vest and become exercisable and we would continue the terminated executive’s medical and dental benefits until the earlier of two years after the date of termination and commencement of full-time employment by the terminated executive. The severance agreements are automatically renewed annually unless written notice of termination by a party is given 60 days prior to December 31. In addition, the agreements will continue in effect for two years following a change in control.

•       Severance Compensation Agreements for Other Management.   As of December 31, 2005, we were also a party to Severance Compensation Agreements with 17 other management employees. Two of these 17 employees have entered into agreements that are identical to the Mobayen and St. John Severance Compensation Agreements, and the other 15 have entered into agreements with us that are identical to the Mobayen and St. John Severance Compensation Agreements, except that the multiplier to be used to determine the severance benefit is 1.0 times sum of annualized base salary plus annual bonus in contrast to the 2.0 for Mobayen, St. John and the other two management employees.

•       Greco Separation and Consulting Agreements.   On September 23, 2004, we entered into an Employment Separation and General Release Agreement with Mr. Greco. We agreed, among other things, to pay Mr. Greco a cash severance payment of $300,000 and pay for Mr. Greco’s continued medical coverage for a period not to exceed 18 months. We also accelerated the vesting of Mr. Greco’s outstanding and otherwise unvested options to purchase shares of our common stock and confirmed that the termination of employment/services rules applicable to those options generally would not be triggered until expiration of the term of the Consulting Agreement described below.

On September 23, 2004, we also entered into a Consulting Agreement with Mr. Greco. Under this Consulting Agreement, Mr. Greco is engaged as a consultant for a three-year term to provide advice and consultation to us with respect to, among other things, business strategy, marketing, litigation, finance and administration. Minimal services have been provided by Mr. Greco. Mr. Greco is receiving a monthly consulting fee of $25,511 during the first 18 months of the term of the Consulting Agreement and $28,511 during the last 18 months of the term of the Consulting Agreement. Mr. Greco agreed, among other things, not to compete with us during the term of the Consulting Agreement.

•       Perna Separation and Consulting Agreement.   On February 10, 2005, we entered into an Employment Separation and General Release Agreement with Mr. Perna. Pursuant to that agreement, we paid to Mr. Perna a severance payment of $8,000, paid his costs and expenses associated with the negotiation of his separation from the Company and agreed to continue Mr. Perna’s medical coverage for 30 months at our cost. In addition, Mr. Perna was given up to three years to exercise his vested stock options previously granted by us (to the extent those options were not terminated as described in the following sentence.) In return, Mr. Perna released any claims that he had against us and our affiliates and 425,000 of Mr. Perna’s otherwise vested stock options previously granted by us were terminated.

We also entered into a Consulting Agreement, dated as of February 10, 2005 (the “Consulting Agreement”), with Mr. Perna. The Consulting Agreement has a maximum two-year term and generally provides that Mr. Perna will be available during the term to provide transition or other services that we may reasonably request. We are paying Mr. Perna a consulting fee of $14,000 for each month of his service to us during the term of the Consulting Agreement. Minimal services have been provided by Mr. Perna. We may terminate the Consulting Agreement at any time by payment to Mr. Perna of an amount equal to (1) $192,000 less (2) the aggregate amount of the monthly consulting fees previously paid to Mr. Perna pursuant to the Consulting Agreement. No such termination payment is required if the aggregate amount of such consulting fees previously paid to Mr. Perna at the time of termination equal or exceed $192,000.

•       Blakely Separation and Consulting Agreements.   On June 30, 2005, we entered into an Employment Separation and General Release Agreement with Mr. Blakely. We agreed, among other things, to pay Mr. Blakely a cash severance payment of $114,000 over an initial six month period and to pay for Mr. Blakely’s continued medical coverage for a period of six months. In addition, Mr. Blakely was given through September 29, 2006 to exercise his vested stock options previously granted by us (to the extent they otherwise did not earlier terminate by reason other than the termination of employment). In return, Mr. Blakely released any claims he had against us and our affiliates. Effective as of December 14, 2005, we amended the Employment Separation and General Release Agreement to extend the term through March 31, 2006.

We also entered into a Consulting Agreement dated as of June 30, 2005 (the “Consulting Agreement) with Mr. Blakely. The Consulting Agreement is for a term of six months commencing June 30, 2005, provided either party can terminate this Consulting Agreement upon written notice. Mr. Blakely receives $125.00 per hour for providing consulting services and has been engaged on a full time (40 hours a week) basis since June 30, 2005, receiving approximately $5,000 per week. Effective as of March 8, 2006, we amended the Consulting Agreement to extend the term through June 30, 2006.

Compensation Committee Interlocks and Insider Participation

None of the compensation committee members were officers or employees for us or any of our subsidiaries or had any relationship requiring disclosure by us under Item 404 of the SEC’s Regulation S-K during 2004. In addition, no member of the compensation committee is employed by a company whose board of directors includes a member of our management.

Directors’ Compensation

Directors who also serve as our employees or officers do not receive any additional compensation for their service on the board. Currently, directors who are not our officers or employees (“non-employee directors”) receive a $22,000 annual retainer. In addition, the committee chair of the governance and nominating committee and compensation committee each receives $7,500 per year and the chair of the audit committee receives $12,000 per year as additional compensation for serving as a committee chair. The lead director receives an additional $20,000 annual retainer. Directors also receive $3,500 for each board meeting they attend and $1,750 for each committee meeting they attend. In addition, non-employee directors are reimbursed for all expenses incurred in connection with attendance at meetings of the board and the performance of board duties.

Non-employee directors are eligible to participate in the Non-Employee Director Program. Under this program, non-employee directors receive a grant of options to purchase 10,000 shares of common stock upon election to the Board. In addition, non-employee directors receive an annual grant of 5,000 options to purchase shares of common stock on the first business day of each calendar year. In 2004, Messrs. Glickman, Grun and Riordan received an annual grant of 5,000 options at an exercise price per share of $9.46 and Messrs. Stevens, Spivy and Weyand each received a grant for 10,000 options upon their election to the board at exercise prices per share of $7.12, $9.68 and $9.68 respectively. All of the options granted under the program become exercisable 12 months after the date of grant and expire on the fifth anniversary of the grant date.

Lead Director

In March 2003, the board of directors created a new position of lead director. The independent directors appoint the lead director annually. The independent directors designated Donald Glickman to serve in the position for 2004 and again in 2005. The lead director’s compensation is an additional $20,000 annually.

The lead director’s primary responsibility is to:

•       assist the board in assuring compliance with and implementation of our governance guidelines,

•       act as the principal liaison between independent directors and the chief executive officer on certain issues, and

•       coordinate the agenda for and chair meetings of the independent directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2005 by: (1) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock. Five percent (5%) or greater shareholder information is based on information received from 13D/13G filings made within the last twelve months. The information provided is to the best knowledge and belief of the Company. Unless otherwise indicated, the address of each of the beneficial owners listed in this table is: c/o MSC, 2 MacArthur Place, Santa Ana, California 92707.

Name and Address of Beneficial Owner	Common Stock Ownership(1)	Options Exercisable within 60 Days(2)	Percent of Class(3)
ValueAct Capital 435 Pacific Avenue, Fourth Floor San Francisco, CA 94133(4)	3,459,800	—	11.23%
Morgan Stanley 1221 Avenue of the Americas New York, NY 10020(5)	2,587,261	—	8.40%
MSD Capital L.P. 645 Fifth Avenue, 21st Floor New York, NY 10022(6)	3,685,700	—	11.97%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 904017(7)	2,254,550	—	7.31%
Rockbay Capital Management, L.P. 600 Fifth Avenue, 24th Floor New York, NY 10020(8)	2,158,000	—	7.0%
Wells Fargo & Company 420 Montgomery Street, San Francisco, CA 94104(9)	1,888,429	—	6.13%
Silver Point Capital, L.P. Two Greenwich Plaza, 1st Floor Greenwich, CT 06830(10)	3,338,900	—	10.83%
UBS AG Bahnhofstrasse 45 PO Box CH-8021 Zurich, Switzerland(11)	1,839,957	—	5.97%
National City Corp. 1900 East Ninth Street Cleveland, OH 44114(12)	1,732,670	—	5.62%
Caxton International Limited c/o Prime Management Limited Mechanics Building 12 Church Street Hamilton, AM 11 (13) Bermuda	2,015,400	—	6.54%
Donald Glickman(14)	13,000	21,000	*
William F. Grun(15)	13,285	21,000	*
Masood A. Jabbar(16)	0	0	*

Philip B. Livingston(17)	14,225		0		*
Ashfaq A. Munshi(18)	0		0		*
George N. Riordan(19)	13,101		21,000		*
Gregory P. Spivy(20)	0		15,000		*
Mark A. Stevens(21)	0		15,000		*
William J. Weyand(22)	50,000		240,000		*
Glenn R. Wienkoop(23)	0		0		*
John A. Mongelluzzo(24)	0		0		*
John J. Laskey(25)	36,066		37,500		*
Frank Perna Jr.(26)	200,706		867,975		3.37%
Louis A. Greco(27)	4,679		374,225		1.21%
Robert Ryan(28)	75,066		0		*
Kenneth Blakely(29)	44,370		285,475		1.07%
Amir Mobayen(30)	16,502		66,725		*
Christopher St.John(31)	14,600		245,475		*
All directors and current executive officers as a group (12 persons)	139,677	**	370,500	**	1.64%

(1)          This column lists unrestricted common stock that, except as provided with respect to certain shares held in trust with the person’s spouse and as otherwise provided under state community property laws, beneficial ownership is direct and the person indicated has sole voting and investment power over the shares of common stock indicated. This column also lists restricted common stock granted to certain Executives (as set out individually below).

(2)          The amounts shown in this column include vested in plan stock options and in plan stock options that will vest within 60 days of December 31, 2005 (March 1, 2006) and certain out of plan stock options and out of plan stock options that will vest within the aforementioned 60 day period. If shares are acquired, the director or executive officer would have sole discretion as to voting and investment.

(3)          All expressions of percent of class held assume that the options, if any, of the particular person or group in question, and no others, have been exercised or that such person’s restricted stock units or performance units have been settled in shares of common stock. Percent of class is based on 30,803,859 shares of the company’s common stock outstanding on December 31, 2005.

(4)          Based upon information set forth in a Schedule 13D filed under the Securities Exchange Act of 1934 by ValueAct Capital dated November 4, 2004.

(5)          Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by Morgan Stanley dated December 31, 2005.

(6)          Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by MSD Capital L.P. and MSD Torchlight, L.P. dated November 2, 2005.

(7)          Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by Dimensional Fund Advisors, Inc. dated December 31, 2005.

(8)          Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by Rockbay Capital Management, L.P. and Rockbay Capital Advisors, Inc. dated March 24, 2005.

(9)          Based upon information set forth in Amendment No. 1 to Schedule 13G filed under the Securities Exchange Act of 1934 by Wells Fargo & Company and Wells Capital Management Incorporated dated February 2, 2006.

(10)   Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by Silver Point Capital, L.P. dated November 7, 2005.

(11)   Based upon information set forth in Amendment No. 2 to a Schedule 13G filed under the Securities Exchange Act of 1934 by UBS AG dated December 31, 2005.

(12)   Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by National City Corp. dated February 14, 2005.

(13) Based upon information set forth in a Schedule 13G filed under the Securities Act of 1934 by Caxton International Limited dated December 31, 2005.

(14)   Donald Glickman, director since 1998.

(15)   William F. Grun, director since 1997.

(16)   Masood A. Jabbar, director since July 2005. Mr. Jabbar holds 10,000 share options that are not exercisable within 60 days of December 31, 2005.

(17)   Philip B. Livingston, director since May 2005. Of the 14,225 shares beneficially held as reflected in the Common Stock Ownership Table above, 3,225 shares are owned by family members. Mr. Livingston holds 10,000 share options that are not exercisable within 60 days of December 31, 2005.

(18)   Ashfaq A. Munshi, director since July 2005. Mr. Munshi holds 10,000 share options that are not exercisable within 60 days of December 31, 2005.

(19)   George N. Riordan, director since 1983. Of the 13,101 shares beneficially held in the Common Stock Ownership Table above, 6,601 shares are represented by debentures to MSC stock.

(20)   Gregory P. Spivy, director since December 2004. Mr. Spivy is a partner of ValueAct Capital, a greater than 10% stockholder of the company (see Common Stock Ownership Table and footnote 4 above). In addition MSC has entered into a Stockholders Agreement dated December 3, 2004 with ValueAct Capital, which was subsequently amended on February 10, 2005.

(21)   Mark A. Stevens, director since 2004.

(22)   William J. Weyand, chairman and chief executive officer effective February 10, 2005. The 50,000 shares disclosed in the Common Stock Ownership Table above represent restricted stock purchased by Mr. Weyand under a restricted stock agreement. Mr. Weyand was also granted 200,000 restricted stock units. Although the restricted stock units vest in two installments, half on March 1, 2006 and the remaining half on March 1, 2007, Mr. Weyand will not be issued the 200,000 shares of restricted stock until March 1, 2007. On February 10, 2005 Mr. Weyand was granted a 450,000 out of plan option which vests in two equal annual installments on February 10, 2006 (as noted in chart above) and February 10, 2007. For additional information regarding Mr. Weyand’s equity compensation arrangement, see the discussion under the heading, “New Executive Team” in Item 11.

(23)   Glenn R. Wienkoop, president and chief operating officer since August, 2005. On August 15, 2005 Mr. Wienkoop was granted a 275,000 share out of plan option that vests annually in four equal installments beginning August 15, 2006. For additional information regarding Mr. Wienkoop’s equity compensation arrangement, see the discussion under the heading, “New Executive Team” in Item 11.

(24)   John A. Mongelluzzo, senior vice president, general counsel and secretary since March, 2005. On March 9, 2005 Mr. Mongelluzzo was granted a 150,000 share out of plan option that vests annually in four equal installments beginning March 9, 2006. For additional information regarding Mr. Mongelluzzo’s equity compensation arrangement, see the discussion under the heading, “New Executive Team” in Item 11.

(25)   John J. Laskey, senior vice president, chief financial officer, since October 2004. Of the 36,066 shares disclosed in the Common Stock Ownership Table above, 25,000 shares represent restricted stock purchased by Mr. Laskey under a restricted stock agreement; 9,750 shares represent the first vested shares of a 39,000 share restricted stock unit which vests annually over a 4 year period beginning October 18, 2005 (he holds an additional 29,250 remaining restricted stock units that are not vested) and 1,316 shares which were awarded under the 2000 Executive Bonus Plan. The 37,500 share options reflected above represent the portion of an in-plan option grant totaling 150,000 share options granted to Mr. Laskey as a result of his employment with us that vests annually in four equal parts beginning on October 18, 2005. Mr. Laskey was also granted a 50,000 share option on October 18, 2005 that vests annually in four equal installments beginning October 18, 2006. For additional information regarding Mr. Laskey’s equity compensation arrangement, see the discussion under the heading “New Executive Team” in Item 11.

(26)   Frank Perna, Jr., former chairman of the board and chief executive officer. Of the 200,706 shares beneficially held as reflected in the Common Stock Ownership Table above, 452 are represented by convertible debentures.

(27)   Louis A. Greco, former chief financial officer. Of the 76,089 shares beneficially held as reflected in the Common Stock Ownership Table above, 1,000 shares are owned by family members and 660 are represented by convertible debentures to our stock.

(28)   Robert Ryan, former executive vice president.

(29)   Kenneth D. Blakely, former executive vice president.

(30)   Amir Mobayen, senior vice president of the Company. Mr. Mobayen holds 53,750 stock options that are not exercisable within 60 days of December 31, 2005. Mr. Mobayen was also granted a 25,000 share performance stock award. For additional information regarding Mr. Mobayen’s equity compensation arrangement, see the discussion under the heading “New Executive Team” in Item 11.

(31)   Christopher M. St. John, senior vice president of the Company. Mr. St. John holds 74,000 stock options that are not exercisable within 60 days of December 31, 2005. Mr. St. John was also granted a 25,000 share performance stock award. For additional information regarding Mr. St. John’s equity compensation arrangement, see the discussion under the heading “New Executive Team” in Item 11.

*                    Holdings represent less than 1% of all shares outstanding.

**    Includes current directors and current executive officers only (William J. Weyand, John J. Laskey, Glenn R. Wienkoop, and John A. Mongelluzzo).

Equity Plan Information

The following table provides information as of December 31, 2004 about the number of shares of our common stock that may be issued upon the exercise of outstanding stock awards under our existing equity compensation plans and the number of shares remaining available for future issuance. Our shareholder approved equity compensation plans consist of our 1991, 1998, 2001 and AES Stock Option Plans, our Employee Stock Purchase Plan and our 2000 Executive Cash or Stock Bonus Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	6,371,000	$11.40	565,000
Equity compensation plans not approved by security holders(1)	15,000	15.00	—
Total	6,386,000	$11.41	565,000

(1)          Includes 15,000 warrants issued to the former President of MDI in exchange for consulting services.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2003, we loaned Mr. St.John 8,500,000 Japanese Yen at a simple interest rate of 8.917% based on the Tokyo Interbank Offered Rate (ITBOR) as of such date. In April 2004, we loaned Mr. St.John 6,000,000 Japanese Yen with a simple interest rate of 6%, again based on the ITBOR as of such date. Both loans were made in conjunction with Mr. St.John’s expatriate status. Mr. St. John had to file and pay significant taxes in Japan while waiting for a significant tax refund from the German tax authorities. Mr. St. John has repaid both loans in full and no subsequent loans have been made.

During 2002, 2003 and 2004, we utilized the services of Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. Frank Perna, Jr. was a director of GSSL through 2005. In 2002, 2003, and 2004 we paid GSSL $890,000, $631,000, and $749,000 respectively. As of December 31, 2004, we also own 1,040,000 shares of GSSL stock with an original cost of $68,000 and a fair market value of $8,692,000. We continue to utilize the services of GSSL.

Dassault Systemes is deemed a beneficial owner of more than five percent (5%) of our common stock. On or about April 20, 2001, the Company formed a strategic alliance with Dassault Systemes S.A. pursuant to which the Company was to develop our next generation of simulation software using Dassault Systemes’ Version 5 Architecture. The Company also acted as a strategic distribution channel for the joint Version 5 Analysis and Simulation portfolio.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the approximate fees billed to us for 2003 and 2004 by KPMG, our former independent registered public accounting firm:

	2003	2004
Audit Fees	$540,000	$281,000
Audit-Related Fees	26,000	92,000
Tax Fees	29,000	—
All Other Fees	—	—
Total	$595,000	$373,000

Audit Fees.   This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements for those fiscal years, including the audit of our Profit Sharing Plan. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

Audit-Related Fees.   This category consists of assurance and related services provided by KPMG that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category primarily include due diligence, accounting consultations and audits in connection with acquisitions and internal control reviews related to our Sarbanes-Oxley compliance initiatives.

Tax Fees.   This category consists of professional services rendered by KPMG, primarily in connection with our tax compliance activities, including the preparation of tax returns in certain overseas jurisdictions and technical tax advice related to the preparation of tax returns.

All Other Fees.   No other fees were billed by KPMG during 2003 and 2004.

The Audit Committee, in its sole discretion, pre-approved and reviewed audit and non-audit services performed by KPMG as well as the fees charged for such services. Requests for approval are considered at each regularly scheduled Audit Committee meeting or, if necessary, are approved by the unanimous consent of all members of the Audit Committee. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered and pre-approved all services rendered during 2004.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)1.   Financial Statements

The following consolidated financial statements of MSC.Software Corporation, as included in this Report, are included in Item 8.

Item 15(a)2.   Financial Statement Schedules

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because the information either has been shown in the consolidated financial statements or notes thereto, or is not applicable or required under the instructions.

Item 15(b).     Exhibits

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

3.3**

Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on June 23, 1999 regarding the name change from The MacNeal-Schwendler Corporation to MSC.Software Corporation.

3.4**	Restated Bylaws of MSC.Software Corporation dated as of October 5, 2004.
3.5

Restated Bylaws of MSC.Software Corporation, as amended on December 3, 2004 to increase the exact number of directors from five (5) to seven (7), (filed as Exhibit 3.1 to a Current Report on Form 8-K filed December 9, 2004, and incorporated herein by reference).

4.1

Common Stock Purchase Warrants issued to Kubota Solid Technology Corporation (“KUSCO”) in 1998 and 1999 (filed as Exhibit 10.19 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

4.2

Common Stock Purchase Warrants issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

4.3

The MacNeal-Schwendler Corporation Warrant Agreement dated as of June 18, 1999 with The MacNeal-Schwendler Corporation acting in the capacity of Warrant Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.4

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

4.5

Amendment to Rights Agreement dated as of October 18, 2004, by and between MSC.Software Corporation and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.6

Indenture, dated as of August 18, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as part of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 33-83174), and incorporated herein by reference).

4.7

First Supplemental Indenture, dated September 22, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.8

Second Supplemental Indenture, dated December 14, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.9

The MacNeal-Schwendler Corporation Indenture dated as of June 17, 1999 with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.10

Indenture, dated as of May 5, 2003, between MSC.Software Corporation and J.P. Morgan Trust Company, National Association as Trustee (filed as Exhibit 4.1 of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 333-106603), and incorporated herein by reference).

10.1

Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.2**	First Amendment dated August 11, 2000, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company.
10.3**	Second Amendment dated January 19, 2001, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company.
10.4**	Third Amendment dated March 13, 2001, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company.

10.5**	Agreement of Lease, entered into August 5, 1999, between William C. Martin or his Assignee, and Mechanical Dynamics, Inc., predecessor by merger dated May 9, 2002 to MSC.Software Corporation.
10.6*	1991 Stock Option Plan (filed as Annex A to MSC.Software Corporation’s Annual Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1992, and incorporated herein by reference).
10.7*	1991 Stock Option Plan Amendment (filed as part of MSC’s definitive Proxy Statement for the Annual Meeting of Shareholders on June 14, 1995, and incorporated herein by reference).
10.8*

1998 Incentive Stock Option Plan , as amended (filed as Annex A to The MacNeal-Schwendler Corporation’s Annual Proxy Statement for the Annual Meeting of Shareholders held on June 23, 1999, and incorporated herein by reference).

10.9*

2001 Stock Option Plan (filed as Appendix E to MSC.Software Corporation’s Definitive Proxy Statement on Schedule 14A filed on June 15, 2001, for the Annual Meeting of Shareholders held on July 18, 2001, and incorporated herein by reference).

10.10*

2001 Incentive Stock Option Plan Amendment (filed as Appendix B to MSC.Software Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2002, and incorporated herein by reference).

10.11*

1996 Stock Purchase Plan Amendment (filed as Appendix C to MSC.Software Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2002, and incorporated herein by reference).

10.12*

Employment Agreement Between MSC.Software Corporation and Frank Perna, Jr. (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

10.13*/**	Employment Letter Agreement between MSC.Software Corporation and John J. Laskey dated as of October 11, 2004.
10.14*/**	Employment Separation and General Release Agreement with Louis A. Greco, dated September 23, 2004
10.15*/**	Consulting Agreement between MSC.Software Corporation and Louis A. Greco, dated September 23, 2004.
10.16*/**	MSC.Software Corporation Defined Contribution Plan.
10.17*/**	Trust Agreement for the MSC.Software Corporation Defined Contribution Plan.
10.18*/**	MSC.Software Corporation Supplemental Retirement and Deferred Compensation Plan.
10.19

Form of Agreement for use of MSC.Nastran, as modified to September 1991 (filed as Exhibit 10.1 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the fiscal year ended January 31, 1992, and incorporated herein by reference).

10.20

Agreement dated October 22, 1982, between MSC.Software Corporation and NASA (filed as Exhibit 10.2 to MSC.Software Corporation’s Registration Statement on Form S-1, File No. 2-82719, and incorporated herein by reference).

10.21*

Form of Indemnification Agreement between MSC.Software Corporation and directors, officers and agents thereof (filed as Exhibit 10.5 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended January 31, 1989, and incorporated herein by reference).

10.22*

Form of Severance Agreement between MSC.Software Corporation and executive officers thereof (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation’s Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

10.23*

Form of Severance Agreement between MSC.Software Corporation and key employees (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation’s Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

10.24

Registration Rights Agreement dated June 18, 1999 among The MacNeal-Schwendler Corporation, Dendron Technology B.V. and Fronos Technology B.V. (filed as Exhibit 4.3 to a Current Report on Form 8-K filed July 1, 1999 and incorporated herein by reference).

10.25

Registration Rights Agreement, dated as of May 5, 2003, between MSC.Software Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (filed as Exhibit 10.2 of MSC.Software Corporation’s Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

10.26*

Form of Director Change in Control Agreement (filed as Exhibit 10.15 to The MacNeal-Schwendler Corporation’s Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

10.27

Divestiture and Software License Agreement, dated April 7, 2003, between MSC.Software Corporation and Unigraphics Solutions, Inc. a wholly owned subsidiary of Electronic Data Systems, Inc. (filed as Exhibit 10.3 of MSC.Software Corporation’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.28

Stockholders’ Agreement dated as of December 4, 2004, by and among MSC.Software Corporation, ValueAct Capital Master Fund, L.P., ValueAct Capital Partners Co-Investors, L.P., VA Partners, L.L.C., Jeffrey W. Ubben, George F. Hamel, Jr. and Peter H. Kamin (collectively, the “Stockholders”), as well as Gregory P. Spivy and William J. Weyand (filed as Exhibit 10.1 to a Current Report on Form 8-K filed December 9, 2004, and incorporated herein by reference).

14**	MSC.Software Corporation Code of Business Conduct and Ethics.
21**	Material Subsidiaries of the Registrant.
23**	Independent Registered Public Accounting Firms’ Consent.
31.1**	Certification of Chief Executive Officer.
31.2**	Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.

*                    Denotes management contract or compensatory plan.

**             Indicates filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)
Dated: April 14, 2006	By:	/s/ WILLIAM J. WEYAND
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: April 14, 2006	By:	/s/ WILLIAM J. WEYAND
Chairman of the Board and Chief Executive Officer
Dated: April 14, 2006	By:	/s/ JOHN J. LASKEY
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: April 14, 2006	By:	/s/ MASOOD A. JABBAR
Director
Dated: April 14, 2006	By:	/s/ DONALD GLICKMAN
Director
Dated: April 14, 2006	By:	/s/ WILLIAM F. GRUN
Director
Dated: April 14, 2006	By:	/s/ PHILIP B. LIVINGSTON
Director
Dated: April 14, 2006	By:	/s/ ASHFAQ A. MUNSHI
Director
Dated: April 14, 2006	By:	/s/ GEORGE N. RIORDAN
Director
Dated: April 14, 2006	By:	/s/ GREGORY P. SPIVY
Director
Dated: April 14, 2006	By:	/s/ MARK A. STEVENS
Director

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004
	(in thousands)
Allowance for Doubtful Accounts
Beginning Balance	$(2,038)	$(2,363)	$(2,425)
Addition due to acquisition	(379)	—	—
(Charge) credit to operations	23	173	(1,006)
Write off and other adjustments	31	(235)	91
Ending Balance	$(2,363)	$(2,425)	$(3,340)