Form 10-Q
period 2005-03-31
MSC SOFTWARE CORP
filed 2006-06-12
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

As of May 1, 2006, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 31,024,050.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share value amounts)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$42,312	$39,946
Investments	47,225	36,722
Trade Accounts Receivable, net of allowance for doubtful accounts of $3,539 and $3,340, respectively	78,428	74,224
Deferred Tax Assets	21,273	21,273
Other Current Assets	12,093	10,531

Total Current Assets	201,331	182,696
Property and Equipment, Net	22,153	24,934
Goodwill and Indefinite Lived Intangibles	185,151	185,151
Other Intangible Assets, Net	36,519	37,702
Deferred Tax Assets	14,285	14,285
Other Assets	19,681	20,289

Total Assets	$479,120	$465,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	9,165	8,752
Compensation and Related Costs	17,548	16,822
Restructuring Reserve	—	102
Current Liabilities of Discontinued Operations	2,200	2,226
Other Current Liabilities	19,450	17,873
Deferred Revenue	123,595	116,211

Total Current Liabilities	171,958	161,986
Deferred Income Taxes	16,902	16,902
Long-Term Debt	107,240	107,195
Other Long Term Liabilities	12,717	13,959

Total Liabilities	308,817	300,042

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 30,848,00 and 30,780,000 issued and 30,808,000 and 30,740,000 outstanding, respectively	308	308
Additional Paid-in Capital	294,651	291,765
Accumulated Other Comprehensive Loss:
Currency Translation Adjustment, net of Income Taxes	(11,991)	(10,862)
Unrealized Investment Gain, net of Income Taxes	9,627	6,654

Total Accumulated Other Comprehensive Loss	(2,364)	(4,208)

Accumulated Deficit	(122,015)	(122,573)
Treasury Shares, At Cost (40,000 Shares)	(277)	(277)

Net Shareholders’ Equity	170,303	165,015

Total Liabilities and Shareholders’ Equity	$479,120	$465,057

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue:
Software	$32,172	$31,894
Maintenance and Services	39,056	34,973

Total Revenue	71,228	66,867

Cost of Revenue:
Software	4,348	4,424
Maintenance and Services	14,761	14,363

Total Cost of Revenue	19,109	18,787

Gross Profit	52,119	48,080

Operating Expense:
Research and Development	11,562	11,238
Selling, General and Administrative	37,595	36,665
Restructuring and Other Charges	—	76
Amortization of Intangibles	184	181

Total Operating Expense	49,341	48,160

Operating Income (Loss)	2,778	(80)

Other Expense (Income):
Interest Expense	1,094	1,100
Other Expense (Income), net	485	(587)

Total Other Expense, net	1,579	513

Income (Loss) Before Provision (Benefit) For Income Taxes	1,199	(593)
Provision (Benefit) For Income Taxes	639	(226)

Net Income (Loss)	$560	(367)

Basic Earnings (Loss) Per Share	$0.02	$(0.01)
Diluted Earnings (Loss) Per Share	$0.02	$(0.01)
Basic Weighted-Average Shares Outstanding	30,758	30,442
Diluted Weighted-Average Shares Outstanding	31,977	30,442

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$560	$(367)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	93	551
Depreciation and Amortization of Property and Equipment	2,271	2,683
Amortization of Intangibles	1,083	1,570
Amortization of Debt Issuance Costs	228	227
Write-off of Acquired In-Process Technology	—	338
Loss on Disposal of Property and Equipment	42	20
Impairment of Assets	—	194
Common Stock Issued as Compensation	2,133	2,958
Deferred Income Taxes	(99)	(1,638)
Other	(31)	—
Changes in Operating Assets and Liabilities, net of effects of acquisitions
Trade Accounts Receivable	(3,381)	(816)
Other Current Assets	(1,563)	(1,360)
Other Assets	426	1,190
Accounts Payable	413	(733)
Other Current Liabilities	1,577	(408)
Deferred Revenue	7,384	10,752
Compensation and Related Expenses	926	122
Other Liabilities	(949)	(1,207)
Restructuring Reserve	(102)	(766)
Discontinued Operations	(26)	(514)

Net Cash Provided By Operating Activities	10,985	12,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(847)	(1,755)
Businesses Acquired, Net of Cash Received	—	(1,786)
Purchase of Investment Securities	(7,500)	(14,014)

Net Cash Used In Investing Activities	(8,347)	(17,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Capital Lease Obligations	(230)	(26)
Proceeds from exercise of Stock Options	587	—

Net Cash Provided By Financing Activities	357	(26)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(629)	2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,366	(4,783)
Cash and Cash Equivalents at Beginning of the Year	39,946	42,045

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$42,312	$37,262

Supplemental Cash Flow Information:
Income Taxes Paid	$4,058	$1,989
Interest Paid	$349	$378
Property and Equipment acquired using Capital Leases	$97	$53
Reconciliation of Businesses Acquired, Net of Cash Received:
Fair Value of Assets Acquired	$—	$3,216
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock	—	(880)
Liabilities Assumed	—	(550)

Businesses Acquired, Net of Cash Received	$—	$1,786

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION AND CONSOLIDATION

Nature of Operations - MSC.Software Corporation (“MSC” or the “Company”) is a provider of virtual product development tools, including simulation software and related professional services. We design, produce and market proprietary computer software products and provide related services for use in computer-aided engineering. Our products and services are marketed internationally to various industries, including aerospace, automotive and other industrial concerns, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Basis of Presentation and Consolidation - In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2005 and the consolidated results of operations for the three months ended March 31, 2005 and 2004. The consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Significant estimates include those related to revenue recognition, accounts receivable allowances, income taxes, valuation of long-lived assets, and certain accrued liabilities, among others. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

The accompanying unaudited condensed consolidated financial statements MSC include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2005

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, the Company generally does not recognize compensation cost for employee stock options and purchases under the Employee Stock Purchase Plan. Although the adoption of SFAS No. 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or total cash flows, it will affect the Company’s net income and diluted earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. We expect the effect of adopting this standard will be material. The effect on reported net income and net income and earnings per share if we had accounted for stock options and stock purchase plans using the fair value recognition provisions of SFAS No.123 is shown in Note 4 under discussion of stock-based compensation.

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

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The Company does not expect the adoption of FSP No. 109-2 to have a material impact on its results of operations or financial position.

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

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net Income (Loss)	$560	$(367)
Changes in:
Foreign Currency Translation Adjustments, net of Tax	(1,129)	(145)
Unrealized Gains (Losses) on Investments, net of Tax	2,973	(482)

Comprehensive Income (Loss)	$2,404	$(994)

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2005

NOTE 4 – STOCK-BASED COMPENSATION

In the first quarter of 2005 and 2004, pursuant to the 2000 Executive Cash or Stock Bonus Plan, the Company issued a total of 14,700 and 31,900 shares of its common stock, respectively, to certain of its officers which were earned in 2004 and 2003, respectively. Bonuses earned in 2005 are payable in cash and therefore no stock-based compensation relating to bonuses has been recognized during the three months ended March 31, 2005. For the three months ended March 31, 2004, the Company recognized stock-based compensation charge of $69,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

During the first quarter of 2005, in connection with the employment of certain executive officers, the Company granted the right to purchase in aggregate 125,000 shares of restricted common stock, of which 50,000 shares were granted at the fair market value of the shares at the date of grant, 50,000 were granted at $10.00 per share, which was less than the then fair market value of $11.56 per share and 25,000 were granted at $7.00 per share, which was less than the then fair market value of $11.40 per share. One executive officer exercised his right to purchase 50,000 restricted shares of common stock and paid the Company $587,000, while another executive officer exercised his right to purchase 25,000 restricted shares of common stock and paid the Company $175,000. In addition, these executive officers received in aggregate 239,000 restricted stock unit awards which vest over four years. During the three months ended March 31, 2005, the Company has recognized stock-based compensation charges totaling $203,000 related to these transactions, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

During the first quarter of 2005, in connection with the employment of executive officers, the Company granted 130,000 performance stock unit awards that vest if the per share price of MSC’s common stock exceeds a pre-established per share price within two years from the date of grant. The pre-established share price is determined based on the price of common stock. The Company has not recognized any stock-based compensation related to these awards.

The Company grants stock options for a fixed number of shares to key employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” as amended. Accordingly, no compensation expense is recognized for the stock option grants, unless required due to award modifications.

During the three months ended March 31, 2005, the Company modified the stock options of two departing executives to extend the life of the options. The modification of the stock options was valued using the intrinsic value method pursuant to APB Opinion No. 25 and FIN 44. The Company recorded a non-cash charge of $1,930,000 as a result of these modifications, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Pursuant to the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees were entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 10% discount from the fair market value of the common stock as of specific dates. This qualified ESPP under Sections 421 and 423 of the Internal Revenue Code was offered to all eligible employees and was non-compensatory under APB Opinion No. 25. Since July 31, 2004, there have been no additional purchases of the Company’s stock under the ESPP.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2005

Had compensation cost for the Company’s stock option plans, ESPP and other awards been determined based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss), basic earnings (loss) per share and diluted earnings (loss) per share would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net Income (Loss), As Reported	$560	$(367)
Deduct: Employee Stock Compensation Expense Included in the Determination of Net Income (Loss) As Reported	94	26
Add: Employee Stock Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	198	(1,045)

Pro Forma Net Income (Loss)	$852	$(1,386)

Earnings (Loss) Per Share:
Basic - As Reported	$0.02	$(0.01)
Basic - Pro Forma	$0.03	$(0.05)
Diluted - As Reported	$0.02	$(0.01)
Diluted - Pro Forma	$0.03	$(0.05)

The pro forma effect on the Company’s net income (loss) and basic earnings (loss) per share for the three months ended March 31, 2005 and 2004 is not representative of the pro forma effect in future years and does not take into consideration compensation expense related to future grants, which are anticipated. The fair value of each option (including ESPP shares) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used as of March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Stock Options:
Dividend Yield	0.00%	0.00%
Expected Volatility	66.00%	67.00%
Risk-Free Interest Rate	4.00%	2.86%
Estimated Life	5 Years	5 Years
ESPP Shares:
Dividend Yield	0.00%	0.00%
Expected Volatility	0.00%	54.00%
Risk-Free Interest Rate	0.00%	1.01%
Estimated Life	—	0.5 Years

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2005

NOTE 5 – SEGMENT INFORMATION

Our senior management reviews financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenue and gross profit for each segment. The Company does not allocate research and development, selling, or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. Our senior management does not review assets by operating segment. Consequently, such information is not provided herein. Maintenance and services revenue is derived from software upgrades, technical support, consulting and training. The revenue and gross profit attributable to these segments are included in the following table (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues:
Software	$32,172	$31,894
Maintenance and Services	39,056	34,973

Total Revenue	$71,228	$66,867

Gross Profit:
Software	$27,824	$27,470
Maintenance and Services	24,295	20,610

Total Gross Profit	$52,119	$48,080

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

	Three Months Ended March 31,
	2005	2004
Revenues:
The Americas (1)	$20,098	$20,529
EMEA (2)	26,683	23,722
Asia Pacific (3)	24,447	22,616

Total Revenues	$71,228	$66,867

	March 31, 2005	December 31, 2004
Identifiable Assets:
The Americas (1)	$339,679	$336,185
EMEA (2)	71,357	62,253
Asia Pacific (3)	68,084	66,619

Total Identifiable Assets	$479,120	$465,057

(1)	Substantially the United States

(2)	Substantially Germany

(3)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $29,632,000 and $23,335,000 as of March 31, 2005 and December 31, 2004, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $7,359,000 and $8,037,000 as of March 31, 2005 and December 31, 2004, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2005

NOTE 6 – PENSION PLANS

The Company has defined benefit plans covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German plan is unfunded. The components of net periodic benefit cost for these pension plans are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Service Cost	$333	$292
Interest Cost	87	73
Expected Return on Plan Assets	(2)	(1)
Amortization of Transition Asset	4	136
Amortization of Net (Gain) Loss	3	—

Net Periodic Benefit Cost	425	500
Special Termination Benefits	14	43
Settlement or Curtailment (Gain) Loss	46	—

Total Periodic Benefit Cost	$485	$543

As of March 31, 2005, no contributions have been made to the plans. The Company anticipates that contributions totaling approximately $369,000 will be made to its pension plans during 2005.

NOTE 7 – EARNINGS PER SHARE

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of stock options, warrants, and convertible securities, if any.

The following table sets forth the computation of Basic and Diluted Earnings Per Share (in thousands, except per share data and per share value amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Numerator for Basic Earnings (Loss) Per Share— Net Income	$560	($367)

Denominator:
Denominator for Basic Earnings Per Share — Weighted-Average Shares Outstanding	30,758	30,442

Effect of Dilutive Securities:
Stock Options, ESPP Shares and Warrants	1,219	—

Dilutive Potential Common Shares	1,219	—

Denominator for Diluted Earnings per Share	31,977	30,442

Basic Earnings (Loss) Per Share	$0.02	$(0.01)
Diluted Earnings (Loss) Per Share	$0.02	$(0.01)

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2005

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company utilizes, in the normal course of business, the services of Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. Through February 2005, the former chairman and chief executive officer of the Company served as a director of GSSL. For the three months ended March 31, 2005 and 2004, the Company paid GSSL approximately $89,000 and $142,000, respectively, for services rendered. As of March 31, 2005, the Company owned 1,040,000 shares of GSSL (approximately 10%) stock with an original cost of $68,000 and a fair market value of $11,597,000 based on quoted market prices. These marketable equity securities, classified as available-for-sale, are included in investments in the accompanying consolidated balance sheets.

NOTE 9 – CONTINGENCIES

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

In connection with the issuance of the Convertible Notes, the Company agreed to indemnify the initial purchasers of the Convertible Notes against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the initial purchasers may be required to make in respect of those liabilities. The Company believes the estimated fair value of this indemnification is minimal. Accordingly, there are no liabilities recorded for these types of liabilities as of March 31, 2005 and December 31, 2004.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of March 31, 2005 and December 31, 2004.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2005

NOTE 10 – SUBSEQUENT EVENTS

Sale of a Subsidiary and Business

On January 31, 2006, the Company entered into a Stock Sale and Purchase Agreement to sell its wholly owned Japanese service subsidiary, ESTECH Corporation, to Information Services International—Dentsu, Ltd. (ISID), a channel partner of the Company. On March 18, 2006, the sale was consummated and the Company received 1.2 billion Yen, or approximately $10.2 million, resulting in an estimated pre-tax loss of approximately $1.1 million. ESTECH Corporation was acquired in 2002 as part of the MDI acquisition and provides expert technical services, primarily in structural dynamics, motion, vibration and acoustics to customers primarily in the automotive and precision electronics industries. For the years ended December 31, 2004 and 2003, ESTECH’s revenue totaled $10.0 million and $8.1 million and net income totaled $1.3 million and $1.0 million, respectively.

In March 2006, the Company completed the sale of its PLM business to an unrelated party. The PLM business primarily included reselling PLM software, including CATIA, ENOVIA, and SMARTEAM software and providing implementation services to efficiently and effectively deploy such software,. These services were generally sold when PLM software was licensed from the Company, and also to companies who have purchased their PLM software elsewhere. The sale included specified net assets of the PLM business and is expected to result in a pre-tax gain of approximately $4.4 million.

Redemption of Convertible Notes

On May 18, 2006 we announced that we would call all of our outstanding 2 1/2% Senior Subordinated Convertible Notes due 2008 on June 16, 2006 (the “Redemption Date”). Since January 2006, $54.0 million of Notes have been converted leaving $46.0 million in aggregate principal amount currently outstanding. Holders will have their Notes redeemed at a redemption price of 100% of principal outstanding, plus interest accrued and unpaid thereon to, but not including, the Redemption Date. The Notes called for redemption may be converted at any time before the close of business on the last business day before the Redemption Date. Holders of the Notes may convert their Notes to shares of our common stock, at a conversion rate of 117.4398 shares of our common stock per $1,000 principal amount of the Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors That May Affect Future Results

Our Management’s Discussion and Analysis (“MD&A”) contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” included in our Annual Report of Form 10-K for the year ended December 31, 2004 and those discussed below.

Overview

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Company. This MD&A is provided as a supplement to, and should be read in conjunction with, the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

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

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	Three Months Ended March 31,
	2005	2004	% Change
Average Exchange Rate to $1 US
EMEA - Euro	0.7626	0.8008	4.8%
Asia Pacific - Japanese Yen	104.4701	107.3917	2.7%

A significant amount of our expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. During the last several years, we have reevaluated our software and services businesses and have scaled the operations in response to economic conditions. Management has taken the actions required to reduce operating expenses and to improve operating margins, including the decision to discontinue our Systems business in 2003 and initiating separate restructuring plans in 2002 and 2003. We have also identified eighteen facilities throughout the U.S. and Europe that are expected to be closed during 2005 and 2006. These closures are expected to reduce our annual operating expenses by over $2.0 million beginning in 2006. In addition, we expanded our software development activities in India through services provided by GSSL, a related party.

We will continue to evaluate our business model, including our product mix and positioning, marketing strategies and sales channels to maximize our market opportunities and to significantly improve our operating results. We are committed to improving our cost structures and will continue to streamline our business operations as necessary to best serve the marketplace and to successfully compete in all our geographic locations.

Our goal for growth is to expand our leading position in the simulation software market by further penetrating our installed base, by adding new customers from the supply chains in our existing aerospace and automotive markets, and by expanding with new customers in new markets such as biomedical and consumer products.

2005 Highlights

Our results for the three months ended March 31, 2005 generally reflect stable business conditions with improving conditions in our EMEA and Asia Pacific regions resulting from increased sales of our key software and related services to larger customers predominately in the automotive and aerospace industries. Overall, revenue for the three months ended March 31, 2005 increased 6.4% to $71.2 million when compared to the same period in 2004.

Our operating expenses, including special investigation, severance, and other non-recurring expenses totaling $5.1 million, increased 2.3% to $49.3 million when compared to the same period in 2004. The 2004 period included $0.5 million of special investigation and other non-recurring expenses. Excluding these expenses, our operating expenses decreased 7.3% to $44.2 million. Our operating margin during the 2005 period was 3.9% compared to (0.1%) during the 2004 period. Excluding the non-recurring expenses, our operating margin was 11.1% in 2005.

Cash generated from operations during the first quarter of 2005 decreased $1.8 million to $11.0 million from $12.8 million in the same period in 2004. Our cash, cash equivalents and investments increased 16.8% to $89.5 million at March 31, 2005 when compared to $76.7 million at December 31, 2004.

Results of Operations

The following table sets forth items included in or derived from our unaudited condensed consolidated statements of operations included elsewhere in this report (amounts in thousands).

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue
Revenue:
Software	$32,172	45.2%	$31,894	47.7%
Maintenance and Services	39,056	54.8%	34,973	52.3%

Total Revenue	71,228	100.0%	66,867	100.0%

Cost of Revenue:
Software	4,348	6.1%	4,424	6.6%
Maintenance and Services	14,761	20.7%	14,363	21.5%

Total Cost of Revenue	19,109	26.8%	18,787	28.1%

Gross Profit	52,119	73.2%	48,080	71.9%

Operating Expenses:
Research and Development	11,562	16.2%	11,238	16.8%
Selling, General and Administrative	37,595	52.8%	36,665	54.8%
Restructuring and Other Impairment	—	0.0%	76	0.1%
Amortization of Intangibles	184	0.3%	181	0.3%

Total Operating Expense	49,341	69.3%	48,160	72.0%

Operating Income (Loss)	2,778	3.9%	(80)	-0.1%

Other Expense (Income):
Interest expense	1,094	1.5%	1,100	1.6%
Other Expense (Income), net	485	0.7%	(587)	-0.9%

Total Other Expense, net	1,579	2.2%	513	0.8%

Income Before Provision (Benefit) for Income Taxes	1,199	1.7%	(593)	-0.9%
Provision (Benefit) for Income Taxes	639	0.9%	(226)	-0.3%

Net Income	$560	0.8%	$(367)	-0.5%

Revenue and Operating Results by Geography

The following table sets the revenue in each of the three geographic regions in which we operate for the three months ended March 31, 2004 and 2005 (amounts in thousands):

	Three Months Ended March 31,
	2005	2004	% Change
Total Revenue:
Americas
Software	$7,491	$8,209	-8.7%
Maintenance and Services	12,605	12,320	2.3%

Sub-total	20,096	20,529	-2.1%

EMEA
Software	$14,436	$12,034	20.0%
Maintenance and Services	12,249	11,689	4.8%

Sub-total	26,685	23,723	12.5%

Asia Pacific
Software	$10,245	$11,652	-12.1%
Maintenance and Services	14,202	10,963	29.5%

Sub-total	24,447	22,615	8.1%

Total revenue	$71,228	$66,867	6.5%

% Revenue by Geography:
Americas	28.2%	30.7%
EMEA	37.5%	35.5%
Asia Pacific	34.3%	33.8%

Results of Operations—Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

Revenue

Total revenue for the three months ended March 31, 2005 increased 6.4% to $71.2 million when compared to $66.9 million for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, our consolidated revenue increased 3.2% to $69.0 million.

Software Revenue. Software revenue for the three months ended March 31, 2005 increased 0.9% to $32.2 million when compared to $31.9 million for the same period in 2004 due primarily to higher sales of core products in our EMEA region. Excluding the effects of changes in foreign currency rates during the 2005 period, software revenue decreased 2.6% to $31.1 million.

Maintenance and Service Revenue. Maintenance and service revenue for the three months ended March 31, 2005 increased 11.7% to $39.1 million when compared to $35.0 million for the same period in 2004. Maintenance revenue increased 14.5% to $25.2 million primarily due to the incremental increases in our installed customer base. Services revenue increased 6.2% to $13.8 million due to the timing and nature of consulting arrangements provided to our larger global accounts, particularly in the aerospace and automotive sectors when compared to the 2004 period. As a percent of total revenue, maintenance revenue was 35.4% and services revenue was 19.4% in the three months ended March 31, 2005 compared to 32.9% and 19.4%, respectively, for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, maintenance and services revenue increased 8.5% to $37.9 million.

Revenue in the Americas for the three months ended March 31, 2005 was $20.1 million, a decrease of 2.1% compared to $20.5 million for the same period in 2004. The decrease was attributable to a 8.7% decrease in software revenue and a 8.4% decrease in maintenance revenue, offset by a 21.6% increase in services revenue.

Revenue in EMEA for the three months ended March 31, 2005 was $26.7 million, an increase of 12.5% compared to $23.7 million for the same period in 2004. The increase was attributable to a 20.0% increase in software revenue, and a 19.7% increase in maintenance revenue, offset by a 24.7% decrease in services revenue. Excluding the effects of changes in the EURO during the 2005 period, revenue in EMEA for the three months ended March 31, 2005 was $25.4 million, an increase of 6.9% compared to the same period in 2004

Revenue in Asia Pacific for the three months ended March 31, 2005 was $24.4 million, an increase of 8.0% compared to $22.6 million for the same period in 2004. The increase was attributable to a 37.6% increase in maintenance revenue and a 18.6% increase in services revenue, offset by a 12.1% decrease in software revenue. Excluding the effects of changes in the YEN during the 2005 period, revenue in Asia Pacific for the three months ended March 31, 2005 was $23.6 million, an increase of 4.2% compared to the same period in 2004

Cost of Revenue

Cost of Software Revenue. Cost of software revenue, which consists primarily of royalty expenses, amortization of developed technology and the costs of product packaging and shipping, decreased 2.3% to $4.3 million when compared to $4.4 million for the same period in 2004. The decrease was attributable to lower royalty expense, resulting from changes in product mix, partially offset by higher packaging and shipping costs. As a percent of software revenue, cost of software revenue was 13.4% in the three months ended March 31, 2005 compared to 13.8% for the same period in 2004.

Cost of Maintenance and Service Revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and service revenue for the three months ended March 31, 2005 increased 2.8% to $14.8 million when compared to $14.4 million for the same period in 2004 as a result of higher employee related expenses. As a percent of maintenance and service revenue, cost of maintenance and service revenue decreased to 37.9% in the three months ended March 31, 2005 from 41.1% for the same period in 2004 as a result of higher utilization rates. Excluding the effects of changes in foreign currency rates during the 2005 period, cost of maintenance and services revenue decreased 0.3% to $14.3 million.

Operating Expenses

Operating expenses for the three months ended March 31, 2005, including special investigation, severance and other non-recurring expenses totaling $5.1 million, increased 2.3% to $49.3 million when compared to $48.2 million for the same period in 2004. The 2004 period included $0.5 million of special investigation and other non-recurring expenses. As a percent of total revenue, total operating expenses decreased to 69.2% in the three months ended March 31, 2005 from 72.0% for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, total operating expenses increased 0.8% to $48.5 million.

Research and Development. Research and development activities are primarily conducted at company facilities within the United States. Research and development expenses for the three months ended March 31, 2005 increased 3.6% to $11.6 million when compared to $11.2 million for the same period in 2004 due to higher employee related expenses and increased facility and subcontractor costs. These expenses were incurred to develop new enterprise software technologies and solutions and to enhance the features and functionality of existing products within our enterprise simulation software suites, including integrated multi-disciplinary tools to complement our SimDesigner, SimManager and SimOffice solutions. Included in the 2004 period was a write-off of $0.3 million related to acquired in-process research and development costs. As a percent of total revenue, research and development expenses decreased to 16.3% in the three months ended March 31, 2005 from 16.7% for the same period in 2004.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2005 increased 2.5% to $37.6 million when compared to $36.7 million for the same period in 2004. The increase was attributable to higher employee related expenses, including severance costs for departing officers, and increased costs for professional services provided in connection with the internal investigation conducted during 2004, partially offset by lower facility costs. As a percent of total revenue, selling, general and administrative expenses increased to 52.8% in the three months ended March 31, 2005 from 54.9% for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, selling, general and administrative expenses increased 0.5% to $36.8 million.

Amortization of Intangibles. Amortization of intangibles for the three months ended March 31, 2005 and 2004 was $0.2 million. Our amortization expense is primarily related to customer lists with useful lives ranging from five to fifteen years.

Interest and Other Expense (Income), Net

Interest expense for the three months ended March 31, 2005 and 2004 was $1.1 million. These amounts include interest related to our subordinated notes and debentures and the amortization of debt issue costs and discounts.

Other expense (income), net includes interest income from cash and investments, foreign currency gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and gains and losses from the sale or disposition of assets. Other expense, net for the three months ended March 31, 2005 increased $1.1 million to $0.5 million when compared to the same period in 2004 due to higher foreign currency transaction losses.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2005 was 53.3% compared to 38.1 % for the same period in 2004. The change in the effective tax rate reflects the impact of foreign earnings, foreign tax rate variances and valuation allowances established against domestic net operating losses and other deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2005, our principal sources of liquidity included cash and cash equivalents of $42.3 million and marketable equitable securities available-for-sale of $47.2 million.

Working capital (current assets less current liabilities) at March 31, 2005 increased $8.6 million to $29.4 million, from $20.7 million at December 31, 2004. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. Our ability to generate cash flows from operations is dependent on our ability to generate income from our operations, and effective cash management, including timely billing and collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits and facilities. Outside of these expenses, we do not have a significant amount of vendor payables. As of March 31, 2005, our average days sales outstanding was 104 days compared 101 days at December 31. 2004. Currently, our debt obligations are long term in nature and will not require significant cash outflows until 2008. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

For the three months ended March 31, 2005 and 2004, our primary sources of cash has been generated from operations while our primary uses of cash has been attributable to purchases of short-term investments, capital expenditures and acquisitions. Our operations provided $11.0 million in cash during the three months ended March 31, 2005, compared to the $12.8 million for corresponding period in 2004. The decrease in cash generated from operations was primarily attributable to timing of billings and collections and payment of liabilities. Our principal investing activities for the three months ended March 31, 2005 included the purchase of short-term investments totaling $7.5 million and net capital expenditures of $0.8 million. For the three months ended March 31, 2004 our principal investing activities included the purchase of short-term investments totaling $14.0 million, business acquisitions totaling $1.8 million, and net capital expenditures of $1.8 million.

Capital expenditures primarily include upgrades to facilities and replacement of computer equipment used in the development and support of our software products. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management systems. We anticipate capital spending for the remainder of 2005 will not exceed $3.0 million, but will vary from year to year, as required by business needs. In 2006, we expect to complete an implementation of a worldwide financial and management system designed to process transactions more efficiently, to improve internal processes and controls and to provide management reporting necessary to support our long-term strategic plans. We expect such implementation will require capital expenditures of approximately $5.0 million during 2006.

During the three months ended March 31, 2005 and 2004, we incurred costs totaling $11.6 million and $11.2 million, respectively, related to research and development projects, none of which were capitalized due to the short duration between technological feasibility and general availability of the new software to our customers. We expect to continue to invest a substantial portion of our revenues in the development of new enterprise computing software and the enhancement of existing products, technologies and solutions, including integrated multi-disciplinary tools and our SimDesigner, SimManager and SimOffice solutions.

Our commitments and contractual obligations as of March 31, 2005 did not materially change from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Position and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates and judgments under different assumptions and conditions. Management believes the critical accounting policies and areas that require the most significant estimates, assumptions and judgments to be used in the preparation of the consolidated financial statements are revenue recognition on software and related services, allowance for doubtful accounts, valuation of goodwill, intangibles and long-lived assets, accounting for income taxes, and contingencies and litigation. Because of the uncertainty inherent in these matters, actual results could differ significantly from the estimates, assumptions and judgments we use in applying these critical accounting policies. These critical accounting policies, which are fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, have been consistently applied to the consolidated condensed financial statements included herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenue represented 71.8% and 69.3% of our total revenue for the three months ended March 31, 2005 and 2004, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the three months ended March 31, 2005, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $2.4 million and our net income by approximately $0.5 million.

We do not currently hedge any of our foreign currencies.

Interest Rate Risk

We do not have any variable interest rate borrowings and, accordingly, our exposure to market rate risks for changes in interest rates is limited. Refer to Note 1 in our 2004 Annual Report on Form 10-K discussing fair value of financial instruments.

We have not used derivative financial instruments in our investment portfolio. We invest our excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investment Risk

As of March 31, 2005 our investments included marketable equity securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during the three months ended March 31, 2005.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of March 31, 2005, we owned 1,040,000 shares of GSSL stock with an original cost of $68,000.

Due to the factors stated throughout this document and in our 2004 Annual Report on Form 10-K, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2005, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of March 31, 2005 were ineffective due to the material weaknesses that existed as of December 31, 2004, as described in our Annual Report on Form 10-K for the year then ended, we believe that the condensed consolidated financial statements contained in this report present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

Management has committed considerable resources to the design, implementation, documentation and testing of our internal controls. Additional efforts were also required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting.

Management continues to take the following steps to remediate the material weaknesses that existed as of December 31, 2004:

•	Implementing more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements;

•	Conducting formal revenue recognition training sessions for key accounting and sales personnel;

•	Directing internal resource attention, including internal audit efforts, to sales order processing and revenue accounting activities;

•	Performing an upgrade of our internal Enterprise Resource Planning (ERP) financial system, including an enhancement of system interface and configuration internal controls;

•	Implementing a standard financial statement reporting package to be used by all foreign business units;

•	Improving the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and application with generally accepted accounting principles;

•	Implementing a formalized global accounting policy that addresses the appropriate procedures for significant, non-routine, unusual, or complex events or transactions;

•	Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process;

•	Improving the interim and annual review and reconciliation process for certain key balance sheet accounts;

•	Enhancing the training and education for our international finance and accounting personnel and new hire additions to the worldwide finance team;

•	Increasing diligence regarding granting and monitoring user access to our network, databases and applications;

•	Investigating the functionality of a segregation of duties software tool;

•	Automating certain key internal controls that are currently performed manually; and

•	Employing an external accounting firm to perform, reconcile and document the Company’s income tax transactions.

Management is dedicated to improve the Company’s internal controls over financial reporting and we intend to continue monitoring and upgrading our internal controls as necessary or appropriate for our business. However, due to the nature and significance of the outstanding material weaknesses, we cannot assure you of successful remediation for fiscal year 2005 or that the improvements undertaken will be sufficient to provide us with effective internal control over financial reporting.

Notwithstanding the foregoing, the Company has engaged an independent contractor to review its systems of disclosure controls and procedures, including internal control over financial reporting, in preparation for management’s assessment and the independent auditor’s attestation regarding the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Such review is ongoing and the work of the contractor is being reviewed and monitored by the Audit Committee of our board of directors.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings that have been asserted against us by former employees.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

1. Executive Bonus Plan Share Awards

On March 9, 2005, the Board of Directors approved the granting of bonus share awards which had been earned in 2004 and for which shares were issued under the Company’s Executive Bonus Plan as follows: Robert Ryan, Executive Vice President: 474 bonus shares; Kenneth D. Blakely, Executive Vice President: 1,737 bonus shares; John J. Laskey, Senior Vice President: 1,316 bonus shares; Amir Mobayen, Senior Vice President: 4,053 bonus shares; Rick Murphy, Senior Vice President: 2,158 bonus shares; Christopher St.John, Senior Vice President: 2,632 bonus shares; John DiLullo, Vice President: 737 bonus shares; and Michael Hoffman, Vice President: 1,632 bonus shares.

2. Stock Option Grants

On January 3, 2005, Donald Glickman, William F. Grun, George N. Riordan, Gregory P. Spivy, Mark A. Stevens, and William J. Weyand, each a member of the Board of Directors, received a grant for 5,000 stock options at an exercise price per share of $10.27.

On February 10, 2005, the Company granted William J. Weyand, Chairman and Chief Executive Officer, 450,000 stock options with a per share exercise price of $9.89. On February 28, 2005, the Company granted 3,000 stock options with a per share exercise price of $11.97 to one employee.

On March 2, 2005, the Company granted 2,000 stock options with a per share exercise price of $11.88 to one employee. On March 8, 2005, the Company granted John J. Laskey, chief financial officer, 150,000 stock options with a per share exercise price of $11.40. On March 9, 2005, the Company granted John A. Mongelluzzo, General Counsel and Secretary, 150,000 stock options with a per share exercise price of $11.56. On March 10, 2005, the Company granted 500 stock options with a per share exercise price of $11.40 to one employee, and on March 21, 2005, the Company granted 10,000 stock options with a per share exercise price of $10.65 to one employee.

3. Performance Stock Unit Awards

During 2005, the Company granted Performance Stock Awards that vest and are payable in shares upon satisfaction of either of two criteria: (i) the stock price closes at a specified price or greater each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market (the “Exercise Price”), or (ii) we are sold at or above the Exercise Price (the “Vesting Criteria”).

On February 10, 2005, William J. Weyand, Chairman and Chief Executive Officer, was granted a 100,000 one-for-one performance stock unit award with an Exercise Price of $15.00. On March 9, 2005, John A. Mongelluzzo, General Counsel and Secretary, was granted a 30,000 one-for-one performance stock unit award with an Exercise Price of $17.00.

4. Restricted Stock Purchase Shares

On March 1, 2005, the Company sold William J. Weyand, chairman and chief executive officer, 50,000 restricted shares at the then market price of $11.73. On March 31, 2005, the Company sold John J. Laskey, chief financial officer, 25,000 restricted shares at the discounted per share purchase price of $7.00, which was less than the then fair market value of $11.40 per share.

5. Restricted Stock Unit Awards

On March 1, 2005, the Company granted William J. Weyand, chairman and chief executive officer, 200,000 restricted stock units that will be paid on a one-for-one basis, in shares of our common stock. The restricted stock units are scheduled to vest in two equal installments, half on March 1, 2006 (although not issued until March, 2007) and half on March 1, 2007. On March 8, 2005, the Company granted John J. Laskey, chief financial officer, 39,000 restricted stock units that will be paid on a one-for-one basis, in shares of our common stock. The restricted stock units are scheduled to vest in four equal installments as to 25% of the subject shares on each of the first through four anniversaries of October 18, 2005.

These issuances of securities were issued in private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the issuance of securities resulting from the granting of bonus shares as well as from Mr. Laskey’s and Mr. Weyand’s purchase of shares of restricted stock of the company were used for general working capital purposes. No proceeds were created by the grant of any other securities described above.

Item 6.	Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

Date: June 9, 2006	By:	/s/ JOHN J. LASKEY
JOHN J. LASKEY - Chief Financial Officer
(Mr. Laskey is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number
3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on June 23, 1999 regarding the name change from The MacNeal-Schwendler Corporation to MSC.Software Corporation Corporation (filed as Exhibit 3.3 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.4	Restated Bylaws of MSC.Software Corporation, as amended on December 3, 2004 to increase the exact number of directors from five (5) to seven (7) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed December 9, 2004, and incorporated herein by reference).

4.1	Common Stock Purchase Warrants issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

4.2	The MacNeal-Schwendler Corporation Warrant Agreement dated as of June 18, 1999 with The MacNeal-Schwendler Corporation acting in the capacity of Warrant Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.3	Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.4	Amendment to Rights Agreement dated as of October 18, 2004, by and between MSC.Software Corporation and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.5	Indenture, dated as of August 18, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as part of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 33-83174), and incorporated herein by reference).

4.6	First Supplemental Indenture, dated September 22, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated December 14, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.8	The MacNeal-Schwendler Corporation Indenture dated as of June 17, 1999 with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.9	Indenture, dated as of May 5, 2003, between MSC.Software Corporation and J.P. Morgan Trust Company, National Association as Trustee. (filed as Exhibit 4.1 of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 333-106603), and incorporated herein by reference).

10.1**	Trust Agreement for the MSC.Software Corporation 2005 Supplemental Retirement and Deferred Compensation Plan, effective as of January 1, 2005.

10.2*	Employment Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.1 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.3*	Stock Purchase Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.2 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.4*	Form of Stock Unit Award Agreement (undated) between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.3 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.5*	Performance Stock Unit Award Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.4 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.6*	Form of Nonqualified Stock Option Agreement dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.5 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.7*	Employment Separation and General Release Agreement, dated as of February 10, 2005, between MSC.Software Corporation and Frank Perna, Jr. (filed as Exhibit 10.6 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.8*	Consulting Agreement, dated as of February 10, 2005, between MSC.Software Corporation and Frank Perna, Jr. (filed as Exhibit 10.7 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.9	Amendment No. 1, dated February 10, 2005, to Stockholders’ Agreement, by and among MSC.Software Corporation, ValueAct Capital Master Fund, L.P., ValueAct Capital Partners Co-Investors, L.P., VA Partners, L.L.C., Jeffrey W. Ubben, George F. Hamel, Jr. and Peter H. Kamin, Gregory P. Spivy and William J. Weyand (filed as Exhibit 10.8 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.10*	Letter Agreement, dated on or about February 28, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 9, 2005, and incorporated herein by reference).

10.11*	Nonqualified Stock Option Agreement, dated as of March 8, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.12*	Restricted Stock Unit Award Agreement, dated as of March 8, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.2 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.13*	Form of Restricted Stock Purchase Agreement, dated as of March, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.3 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.14*/**	Employment Separation and General Release Agreement, dated as of March 8, 2005, between MSC.Software Corporation and Charles Davis.

10.15*/**	Consulting Agreement, dated as of March 8, 2005, between MSC.Software Corporation and Charles Davis.

10.16*	Nonqualified Stock Option Agreement, dated as of March 9, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.4 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.17*	Form of Restricted Stock Purchase Agreement, dated as of March, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.5 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.18*	Performance Stock Unit Award Agreement, dated as of March 9, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.6 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

31.1**	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan.

**	Indicates filed herewith.