Form 10-Q
period 2005-06-30
MSC SOFTWARE CORP
filed 2006-06-12
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2005

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

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$97,127	$39,946
Investments	12,469	36,722
Trade Accounts Receivable, net of allowance for doubtful accounts of $3,487 and $3,340, respectively	64,949	74,224
Deferred Tax Assets	21,273	21,273
Other Current Assets	14,533	10,531

Total Current Assets	210,351	182,696

Property and Equipment, Net	20,299	24,934
Goodwill and Indefinite Lived Intangibles	185,151	185,151
Other Intangible Assets, Net	35,041	37,702
Deferred Tax Assets	14,285	14,285
Other Assets	17,362	20,289

Total Assets	$482,489	$465,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	7,240	8,752
Compensation and Related Costs	18,432	16,822
Restructuring Reserve	—	102
Current Liabilities of Discontinued Operations	2,176	2,226
Other Current Liabilities	22,959	17,873
Deferred Revenue	124,373	116,211

Total Current Liabilities	175,180	161,986

Deferred Income Taxes	16,902	16,902
Long-Term Debt	107,285	107,195
Other Long Term Liabilities	12,543	13,959

Total Liabilities	311,910	300,042

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 30,919,00 and 30,780,000 issued and 30,879,000 and 30,740,000 outstanding, respectively	308	308
Additional Paid-in Capital	295,063	291,765

Accumulated Other Comprehensive Loss:
Currency Translation Adjustment, net of Income Taxes	(12,615)	(10,862)
Unrealized Investment Gain, net of Income Taxes	10,432	6,654

Total Accumulated Other Comprehensive Loss	(2,183)	(4,208)

Accumulated Deficit	(122,332)	(122,573)
Treasury Shares, At Cost (40,000 Shares)	(277)	(277)

Net Shareholders’ Equity	170,579	165,015

Total Liabilities and Shareholders’ Equity	$482,489	$465,057

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Software	$28,706	$30,251	$60,878	$62,145
Maintenance and Services	39,743	36,005	78,799	70,978

Total Revenue	68,449	66,256	139,677	133,123

Cost of Revenue:
Software	3,955	4,208	8,303	8,632
Maintenance and Services	13,052	14,632	27,813	28,995

Total Cost of Revenue	17,007	18,840	36,116	37,627

Gross Profit	51,442	47,416	103,561	95,496

Operating Expense:
Research and Development	11,500	10,289	23,062	21,527
Selling, General and Administrative	39,404	33,290	76,999	69,955
Restructuring and Other Charges	—	—	—	76
Amortization of Intangibles	186	188	370	369

Total Operating Expense	51,090	43,767	100,431	91,927

Operating Income (Loss)	352	3,649	3,130	3,569

Other Expense (Income):
Interest Expense	1,149	1,113	2,243	2,213
Other Expense (Income), net	(121)	119	364	(468)

Total Other Expense, net	1,028	1,232	2,607	1,745

Income (Loss) Before Provision (Benefit) For Income Taxes	(676)	2,417	523	1,824
Provision (Benefit) For Income Taxes	(360)	922	279	696

Net Income (Loss)	$(316)	$1,495	$244	$1,128

Basic Earnings (Loss) Per Share	$(0.01)	$0.05	$0.01	$0.04
Diluted Earnings (Loss) Per Share	$(0.01)	$0.05	$0.01	$0.05
Basic Weighted-Average Shares Outstanding	30,813	30,619	30,616	30,530
Diluted Weighted-Average Shares Outstanding	30,813	43,142	31,904	43,132

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$244	$1,128
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	181	369
Depreciation and Amortization of Property and Equipment	4,248	5,632
Amortization of Intangibles	2,562	3,140
Amortization of Debt Issuance Costs	468	468
Write-off of Acquired In-Process Technology	—	338
Loss on Disposal of Property and Equipment	54	76
Impairment of Assets	—	451
Common Stock Issued as Compensation	2,545	—
Stock Issued as Incentive	—	2,982
Deferred Income Taxes	(1,960)	(1,665)
Other	31	—
Changes in Operating Assets and Liabilities, net of effects of acquisitions
Trade Accounts Receivable	10,010	17,211
Other Current Assets	(4,003)	(2,785)
Other Assets	2,551	5,454
Accounts Payable	(1,512)	1,104
Other Current Liabilities	6,945	(1,615)
Deferred Revenue	8,161	3,973
Other Liabilities	(921)	(1,258)
Compensation and Related Expenses	1,810	(434)
Restructuring Reserve	(102)	(912)
Discontinued Operations	(50)	(733)

Net Cash Provided By Operating Activities	31,262	32,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(1,136)	(4,582)
Businesses Acquired, Net of Cash Received	—	(1,786)
Purchase of Investment Securities	(7,500)	(22,017)
Proceeds from Sales and Maturities of Investment Securities	35,500	—

Net Cash Used In Investing Activities	26,864	(28,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(456)	(189)
Proceed from Exercise of Stock Options	587	—

Net Cash Provided By Financing Activities	131	(189)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,076)	(585)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,181	3,765
Cash and Cash Equivalents at Beginning of the Year	39,946	42,045

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$97,127	$45,810

Supplemental Cash Flow Information:
Income Taxes Paid	$4,083	$2,651
Interest Paid	$1,879	$1,667
Property and Equipment acquired using Capital Leases	$131	$491
Reconciliation of Businesses Acquired, Net of Cash Received:
Fair Value of Assets Acquired	$—	$3,216
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock	—	(880)
Liabilities Assumed	—	(550)

Businesses Acquired, Net of Cash Received	$—	$1,786

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION AND CONSOLIDATION

Nature of Operations – MSC.Software Corporation (“MSC” or the “Company”) is a provider of virtual product development tools, including simulation software and related professional services. We design, produce and market proprietary computer software products and provide related services for use in computer-aided engineering. Our products and services are marketed internationally to various industries, including aerospace, automotive and other industrial concerns, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Basis of Presentation and Consolidation – In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2005 and the consolidated results of operations for the three and six months ended June 30, 2005 and 2004. The consolidated results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

MSC.SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

•	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

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

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income (Loss)	($316)	$1,495	$244	$1,128
Changes in:
Foreign Currency Translation Adjustments, net of Tax	(624)	(479)	(1,753)	(624)
Unrealized Gains (Losses) on Investments, net of Tax	805	(442)	3,778	(924)

Comprehensive Income (Loss)	($135)	$574	$2,269	($420)

NOTE 4 – STOCK-BASED COMPENSATION

In the first quarter of 2005 and 2004, pursuant to the 2000 Executive Cash or Stock Bonus Plan, the Company issued a total of 14,700 and 31,900 shares of its common stock, respectively, to certain of its officers which were earned in 2004 and 2003, respectively. Bonuses earned in 2005 are payable in cash and therefore no stock-based compensation relating to bonuses has been recognized during the six months ended June 30, 2005. For the three and six months ended June 30 , 2004, the Company recognized stock based compensation charges of $69,000 and $138,000, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

During 2005, in connection with the employment of certain executive officers, the Company granted the right to purchase in aggregate 125,000 shares of restricted common stock, of which 50,000 shares were granted at the fair value of the shares at the date of grant, 50,000 were granted at $10.00 per share, which was less than the then fair market value of $11.56 per share and 25,000 were granted at $7.00 per share, which was less than the then fair market value of $11.40 per share. One executive officer exercised his right to purchase 50,000 restricted shares of common stock and paid the Company $587,000, while another executive officer exercised his right to purchase 25,000 restricted shares of common stock and paid the Company $175,000. In addition, these executive officers received in aggregate 239,000 restricted stock unit awards which vest over four years. During the three and six months ended June 30, 2005, the Company has recognized stock based compensation charges totaling $361,000 and $564,000, respectively, related to these transactions, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

During 2005, in connection with the employment executive officers and other key employees, the Company granted 295,000 performance stock unit awards that vest if the per share price of MSC’s common stock exceeds a pre-established per share price within two years from the date of grant. The pre-established share price is determined based on the price of common stock. The Company has not recognized any stock-based compensation related to these awards.

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

During the six months ended June 30, 2005, the Company modified the stock options of two departing executives to extend the life of the options. The modification of the stock options was valued using the intrinsic value method pursuant to APB Opinion No. 25 and FIN 44. During the three and six months ended June 30, 2005, the Company recorded non-cash charges of $0 and $1,930,000, respectively, as a result of these modifications, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

Had compensation cost for the Company’s stock option plans, ESPP and other awards been determined based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss), basic earnings (loss) per share and diluted earnings (loss) per share would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income (Loss), As Reported	$(316)	$1,495	$244	$1,128
Deduct: Employee Stock Compensation Expense Included in the Determination of Net Income (Loss) As Reported	167	26	261	52
Add: Employee Stock Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(288)	(923)	(65)	(1,968)

Pro Forma Net Income (Loss)	$(437)	$598	$440	$(788)

Earnings (Loss) Per Share:
Basic—As Reported	$(0.01)	$0.05	$0.01	$0.04
Basic—Pro Forma	$(0.01)	$0.02	$0.01	$(0.03)

Diluted—As Reported	$(0.01)	$0.05	$0.01	$0.05
Diluted—Pro Forma	$(0.01)	$0.01	$0.01	$(0.02)

The pro forma effect on the Company’s net income (loss) and basic earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 is not representative of the pro forma effect in future years and does not take into consideration compensation expense related to future grants, which are anticipated. The fair value of each option (including ESPP shares) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used as of June 30, 2005 and 2004:

	2005	2004
Stock Options:
Dividend Yield	0.00%	0.00%
Expected Volatility	66.00%	70.00%
Risk-Free Interest Rate	3.84%	3.80%
Estimated Life	5 Years	5 Years

ESPP Shares:
Dividend Yield	0.00%	0.00%
Expected Volatility	0.00%	54.00%
Risk-Free Interest Rate	0.00%	1.01%
Estimated Life	—	0.5 Years

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Software	$28,706	$30,251	$60,878	$62,145
Maintenance and Services	39,743	36,005	78,799	70,978

Total Revenue	$68,449	$66,256	$139,677	$133,123

Gross Profit:
Software	$24,751	$26,043	$52,575	$53,513
Maintenance and Services	26,691	21,373	50,986	41,983

Total Gross Profit	$51,442	$47,416	$103,561	$95,496

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
The Americas (1)	$21,392	$20,690	$41,490	$41,219
EMEA (2)	25,349	24,224	52,032	47,946
Asia Pacific (3)	21,708	21,342	46,155	43,958

Total Revenues	$68,449	$66,256	$139,677	$133,123

	June 30, 2005	December 31, 2004
Identifiable Assets:
The Americas (1)	$354,623	$336,185
EMEA (2)	67,118	62,253
Asia Pacific (3)	60,748	66,619

Total Identifiable Assets	$482,489	$465,057

(1)	Substantially the United States
(2)	Substantially Germany
(3)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $13,192,000 and $23,335,000 as of June 30, 2005 and December 31, 2004, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $6,689,000 and $8,037,000 as of June 30, 2005 and December 31, 2004, respectively.

NOTE 6 – PENSION PLANS

The Company has defined benefit plans covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German plan is unfunded. The components of net periodic benefit cost for these pension plans are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service Cost	$327	$286	$660	$578
Interest Cost	85	71	173	143
Expected Return on Plan Assets	(2)	(1)	(4)	(3)
Amortization of Transition Asset	4	133	7	269
Amortization of Net (Gain) Loss	3	—	5	1

Net Periodic Benefit Cost	417	489	841	988
Special Termination Benefits	14	43	27	86
Settlement or Curtailment (Gain) Loss	46	—	92	—

Total Periodic Benefit Cost	$477	$532	$960	$1,074

As of June 30, 2005, no contributions have been made to the plans. The Company anticipates that contributions totaling approximately $369,000 will be made to its pension plans in 2005.

NOTE 7 – EARNINGS PER SHARE

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of warrants, options, and convertible securities, if any.

The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share (in thousands, except per share data and per share value amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:

Numerator for Basic Earnings (Loss) Per Share— Net Income	$(316)	$1,495	$244	$1,128
Effect of Dilutive Securities:
Convertible Debentures	—	538	—	1,038

Numerator for Diluted Earnings (Loss) Per Share— Net Income	$(316)	$2,033	$244	$2,166

Denominator:
Denominator for Basic Earnings Per Share — Weighted-Average Shares Outstanding	30,813	30,619	30,616	30,530

Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	—	779	1,288	858
Convertible Debentures	—	11,744	—	11,744

Dilutive Potential Common Shares	—	12,523	1,288	12,602

Denominator for Diluted Earnings per Share	30,813	43,142	31,904	43,132

Basic Earnings (Loss) Per Share	$(0.01)	$0.05	$0.01	$0.04
Diluted Earnings (Loss) Per Share	$(0.01)	$0.05	$0.01	$0.05

NOTE 8—RELATED PARTY TRANSACTIONS

The Company utilizes, in the normal course of business, the services of Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. Through February 2005, the former chairman and chief executive officer of the Company served as a director of GSSL. For six months ended June 30, 2005 and 2004, the Company paid GSSL approximately $465,000 and $217,000, respectively, for services rendered. As of June 30, 2005, the Company owned 1,040,000 shares of GSSL (approximately 10%) stock with an original cost of $68,000 and a fair market value of $12,402,000 based on quoted market prices. These marketable equity securities, classified as available-for-sale, are included in investments in the accompanying consolidated balance sheets.

Dassault Systemes is deemed a beneficial owner of more than five percent (5%) of our common stock. On or about April 20, 2001, the Company formed a strategic alliance with Dassault Systemes S.A. pursuant to which the Company was to develop our next generation of simulation software using Dassault Systemes’ Version 5 Architecture. The

Company also acted as a strategic distribution channel for the joint Version 5 Analysis and Simulation portfolio. In June 2005, the Company terminated this alliance and agreed to pay Dassault Systemes $2,000,000. The obligation has been recognized in selling, general and administration expenses in the accompanying statement of operations and is payable in two equal installments in July 2005 and October 2005.

NOTE 9—CONTINGENCIES

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

In connection with the issuance of the Convertible Notes, the Company agreed to indemnify the initial purchasers of the Convertible Notes against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the initial purchasers may be required to make in respect of those liabilities. The Company believes the estimated fair value of this indemnification is minimal. Accordingly, there are no liabilities recorded for these types of liabilities as of June 30, 2005 and December 31, 2004.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of June 30, 2005 and December 31, 2004.

NOTE 10—SUBSEQUENT EVENTS

Sale of a Subsidiary and Business

On January 31, 2006, the Company entered into a Stock Sale and Purchase Agreement to sell its wholly owned Japanese service subsidiary, ESTECH Corporation, to Information Services International—Dentsu, Ltd. (ISID) a channel partner of the Company. On March 18, 2006, the sale was consummated and the Company received 1.2 billion Yen, or approximately $10.2 million, resulting in an estimated pre-tax loss of approximately $1.1 million. ESTECH Corporation was acquired in 2002 as part of the MDI acquisition and provides expert technical services, primarily in structural dynamics, motion, vibration and acoustics to customers primarily in the automotive and precision electronics industries. For the years ended December 31, 2004 and 2003, ESTECH’s revenue totaled $10.0 million and $8.1 million and net income totaled $1.3 million and $1.0 million, respectively.

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

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Average Exchange Rate to $1 US

EMEA - Euro	0.7942	0.8298	4.3%	0.7784	0.8153	4.5%
Asia Pacific -Japanese Yen	107.5089	109.5847	1.9%	105.9895	108.4882	2.3%

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

2005 Highlights

Our results for the six months ended June 30, 2005 reflect improving business conditions as software and services revenue increased when compared to the same period in 2004. The improvements were most evident in our EMEA and Asia Pacific regions resulting from increased sales of our key software and services to larger customers predominately in the automotive and aerospace industries. In addition, our strong installed customer base continues to generate increasing maintenance revenues. During the second quarter of 2005, software revenue in our Americas region increased over 11.6% when compared to the same period in 2004 as a result of sales to key accounts in the automotive and aerospace industries.

Our operating expenses, including special investigation, severance, facility closure and other non-recurring expenses totaling $10.6 million, increased 9.2% to $100.4 million when compared to $91.9 million for the same period in 2004. The 2004 period included $3.4 million of special investigation expenses. Excluding these expenses, our operating expenses increased 1.4% to $89.8 million. Our operating margin during the 2005 period was 2.2% compared to 2.7% during the 2004 period. Excluding the non-recurring expenses, our operating margin was 9.8% in 2005 compared to 10.9% in 2004.

Cash generated from operations during the six months ended June 30, 2005 was $31.3 million, a 4.9% decrease when compared to $32.9 million for the same period in 2004. Our cash, cash equivalents and investments increased 42.9% to $109.6 million at June 30, 2005 when compared to $76.7 million at December 31, 2004.

Results of Operations

The following table sets forth items included in or derived from our unaudited condensed consolidated statements of operations included elsewhere in this report (amounts in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	2005	% of Revenue	2004	% of Revenue
Revenue:
Software	$28,706	41.9%	$30,251	45.7%	$60,878	43.6%	$62,145	46.7%
Maintenance and Service	39,743	58.1%	36,005	54.3%	78,799	56.4%	70,978	53.3%

Total Revenue	68,449	100.0%	66,256	100.0%	139,677	100.0%	133,123	100.0%

Cost of Revenue:
Software	3,955	5.8%	4,208	6.4%	8,303	5.9%	8,632	6.5%
Maintenance and Service	13,052	19.1%	14,632	22.1%	27,813	19.9%	28,995	21.8%

Total Cost of Revenue	17,007	24.8%	18,840	28.4%	36,116	25.9%	37,627	28.3%

Gross Profit	51,442	75.2%	47,416	71.6%	103,561	74.1%	95,496	71.7%

Operating Expenses:
Research and Development	11,500	16.8%	10,289	15.5%	23,062	16.5%	21,527	16.2%
Selling, General and Administrative	39,404	57.6%	33,290	50.2%	76,999	55.1%	69,955	52.5%
Restructuring and Other Charges	—	0.0%	—	0.0%	—	0.0%	76	0.1%
Amortization of Intangibles	186	0.3%	188	0.3%	370	0.3%	369	0.3%

Total Operating Expenses	51,090	74.6%	43,767	66.1%	100,431	71.9%	91,927	69.1%

Operating Income (Loss)	352	0.5%	3,649	5.5%	3,130	2.2%	3,569	2.7%

Other Expense (Income):
Interest Expense	1,149	1.7%	1,113	1.7%	2,243	1.6%	2,213	1.7%
Other Income, net	(121)	-0.2%	119	0.2%	364	0.3%	(468)	-0.4%

Total Other Expense, net	1,028	1.5%	1,232	1.9%	2,607	1.9%	1,745	1.3%

Income Before Provision (Benefit) for Income Taxes	(676)	-1.0%	2,417	3.6%	523	0.4%	1,824	1.4%
Provision (Benefit) for Income Taxes	(360)	-0.5%	922	1.4%	279	0.2%	696	0.5%

Net Income (Loss)	$(316)	-0.5%	$1,495	2.3%	$244	0.2%	$1,128	0.8%

Revenue and Operating Results by Geography

The following table sets the revenue in each of the three geographic regions in which we operate for the three and six months ended June 30, 2004 and 2005 (amounts in thousands):

	Three Months Ended June 30			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Total Revenue:
Americas
Software	$7,763	$6,956	11.6%	$15,254	$15,165	0.6%
Maintenance and Service	13,628	13,735	-0.8%	26,233	26,055	0.7%

Sub-total	21,391	20,691	3.4%	41,487	41,220	0.6%

EMEA
Software	$12,033	$12,141	-0.9%	$26,469	$24,175	9.5%
Maintenance and Service	13,315	12,082	10.2%	25,564	23,771	7.5%

Sub-total	25,348	24,223	4.6%	52,033	47,946	8.5%

Asia Pacific
Software	$8,910	$11,154	-20.1%	$19,155	$22,806	-16.0%
Maintenance and Service	12,800	10,188	25.6%	27,002	21,151	27.7%

Sub-total	21,710	21,342	1.7%	46,157	43,957	5.0%

Total revenue	$68,449	$66,256	3.3%	$139,677	$133,123	4.9%

% Revenue by Geography:
Americas	31.3%	31.2%		29.7%	31.0%
EMEA	37.0%	36.6%		37.3%	36.0%
Asia Pacific	31.7%	32.2%		33.0%	33.0%

Results of Operations—Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004

Revenue

Total revenue for the three months ended June 30, 2005 increased 3.2% to $68.4 million when compared to $66.3 million for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, our consolidated revenue increased 0.8% to $66.8 million.

Software Revenue. Software revenue for the three months ended June 30, 2005 decreased 5.3% to $28.7 million when compared to $30.3 million for the same period in 2004 due to lower corporate IT spending. Excluding the effects of changes in foreign currency rates during the 2005 period, software revenue decreased 7.6% to $28.0 million.

Maintenance and Service Revenue. Maintenance and service revenue for the three months ended June 30, 2005 increased 10.3% to $39.7 million when compared to $36.0 million for the same period in 2004. Maintenance revenue increased 15.7% to $26.6 million primarily due to the incremental increases in our installed customer base. Services revenue increased 0.8% to $13.1 million as a result of the timing and nature of consulting arrangements provided to our larger global accounts, particularly in the aerospace and automotive sectors when compared to the 2004 period. As a percent of total revenue, maintenance revenue was 38.9% and services revenue was 19.2% in the three months ended June 30, 2005 compared to 34.7% and 19.6%, respectively, for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, maintenance and services revenue increased 7.9% to $38.9 million.

Revenue in the Americas for the three months ended June 30, 2005 was $21.4 million, an increase of 3.3% compared to $20.7 million for the same period in 2004. The increase was attributable to a 11.6% increase in software revenue and a 0.2% increase in maintenance revenue, offset by a 2.4% decrease in services revenue.

Revenue in EMEA for the three months ended June 30, 2005 was $25.3 million, an increase of 4.6% compared to $24.2 million for the same period in 2004. The increase was attributable to a 17.8% increase in maintenance revenue, offset by a 0.9% decrease in software revenue and a 5.5% decrease in services revenue. Excluding the effects of changes in the EURO during the 2005 period, revenue in EMEA for the three months ended June 30, 2005 was $24.1million, a decrease of 0.4% compared to the same period in 2004

Revenue in Asia Pacific for the three months ended June 30, 2005 was $21.7 million, an increase of 1.7% compared to $21.3 million for the same period in 2004. The increase was attributable to a 34.6% increase in maintenance revenue and a 11.0% increase in services revenue, offset by a 20.1% decrease in software revenue. Excluding the effects of changes in the YEN during the 2005 period, revenue in Asia Pacific for the three months ended June 30, 2005 was $21.3 million, a increase of 0.2% compared to the same period in 2004

Cost of Revenue

Cost of Software Revenue. Cost of software revenue, which consists primarily of royalty expenses, amortization of developed technology and the costs of product packaging and shipping, decreased 4.8% to $4.0 million when compared to $4.2 million for the same period in 2004. The decrease was attributable to lower royalty expenses resulting from changes in product mix and lower amortization of developed technology, partially offset by higher packaging and shipping costs. As a percent of software revenue, cost of software revenue was 13.9% in the three months ended June 30, 2005 and 2004.

Cost of Maintenance and Service Revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and service revenue for the three months ended June 30, 2005 decreased 10.3% to $13.1 million, when compared to $14.6 million for the same period in 2004 as a result of lower facility costs, employee related expenses and subcontractor costs. As a percent of maintenance and service revenue, cost of maintenance and service revenue decreased to 33.0% in the three months ended June 30, 2005 from 40.6% for the same period in 2004 as a result of higher utilization rates. Excluding the effects of changes in foreign currency rates during the 2005 period, cost of maintenance and services revenue decreased 12.4% to $12.8 million.

Operating Expenses

Operating expenses for the three months ended June 30, 2005, including special investigation, severance, and other one-time expenses totaling $5.5 million, increased 16.7% to $51.1 million when compared to $43.8 million for the same period in 2004. The 2004 period included $2.9 million of special investigation expenses. As a percent of total revenue, total operating expenses increased to 74.7% in the three months ended June 30, 2005 from 66.1% for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, total operating expenses increased 14.9% to $50.3 million.

Research and Development. Research and development activities are primarily conducted at company facilities within the United States. Research and development expenses for the three months ended June 30, 2005 increased 11.7% to $11.5 million when compared to $10.3 million for the same period in 2004 due to higher employee related expenses and higher facility costs, partially offset by lower subcontractor costs. These expenses were incurred to develop new enterprise software technologies and solutions and to enhance the features and functionality of existing products within our enterprise simulation software suites, including integrated multi-disciplinary tools to complement our SimDesigner, SimManager and SimOffice solutions. As a percent of total revenue, research and development expenses increased to 16.8% in the three months ended June 30, 2005 from 15.5% for the same period in 2004. The increase in employee related expenses is partially attributable to additional headcount related to development activities, including those occurring in India.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2005 increased 18.3% to $39.4 million when compared to $33.3 million for the same period in 2004. The increase was attributable to higher employee related expenses, including severance costs for departing officers, expenses for professional services provided in connection with the internal investigation conducted during 2004, costs related to closing facilities and other non-recurring expenses. As a percent of total revenue, selling, general and administrative expenses increased to 57.6% in the three months ended June 30, 2005 from 50.2% for the same period in 2004. Excluding the non-recurring expenses, selling, general and administrative expenses were $33.9 million, or 49.6% of total revenue compared to $30.4 million, or 45.9% of total revenue for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, selling, general and administrative expenses increased 16.1% to $38.7 million.

Amortization of Intangibles. Amortization of intangibles for the three months ended June 30, 2005 and 2004 was $0.2 million. Our amortization expense is primarily related to customer lists with useful lives ranging from five to fifteen years.

Interest and Other Expense (Income), Net

Interest expense for the three months ended June 30, 2005 and 2004 was $1.1 million. These amounts include interest related to our subordinated notes and debentures and the amortization of debt issue costs and discounts.

Other expense (income), net includes interest income from cash and investments, foreign currency gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and gains and losses from the sale or disposition of assets. Other expense (income), net for the three months ended June 30, 2005 increased $0.2 million to ($0.1) million when compared to the same period in 2004 due to higher interest income.

Provision for Income Taxes

Our effective tax rate for the three months ended June 30, 2005 was 53.3% compared to 38.1 % for the same period in 2004. The change in the effective tax rate reflects the impact of foreign earnings, foreign tax rate variances and valuation allowances established against domestic net operating losses and other deferred tax assets.

Results of Operations—Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004

Revenue

Total revenue for the six months ended June 30, 2005 increased 5.0% to $139.7 million when compared to $133.1 million for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, our consolidated revenue increased 2.0% to $135.8 million.

Software Revenue. Software revenue for the six months ended June 30, 2005 decreased 1.9% to $60.9 million when compared to $62.1 million for the same period in 2004 primarily due to lower corporate IT spending for our software in Asia Pacific. Excluding the effects of changes in foreign currency rates during the 2005 period, software revenue decreased 5.0% to $59.0 million.

Maintenance and Service Revenue. Maintenance and service revenue for the six months ended June 30, 2005 increased 11.0% to $78.8 million when compared to $71.0 million for the same period in 2004. Maintenance revenue increased 15.3% to $51.9 million primarily due to the increase in our installed customer base. Services revenue increased 3.5% to $26.9 million primarily due to the timing and nature of consulting arrangements provided to our larger global accounts within the U.S. and Asia Pacific, and increased sales of services relating to new software transactions. As a percent of total revenue, maintenance revenue was 37.2% and services revenue was 19.3% in the six months ended June 30, 2005 compared to 33.8% and 19.5%, respectively, in the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, maintenance and services revenue increased 8.2% to $76.8 million.

Revenue in the Americas for the six months ended June 30, 2005 was $41.5 million, an increase of 0.6% when compared to $41.2 million for the same period in 2004. The increase was attributable to an 8.6% increase in services software revenue and, partially offset by a 3.9% decrease in maintenance revenue.

Revenue in EMEA for the six months ended June 30, 2005 was $52.0 million, an increase of 8.5% when compared to $47.9 million for the same period in 2004. The increase was attributable to a 9.5% increase in software revenue and a 18.7% increase in maintenance revenue, partially offset by a 15.1% decrease in services revenue. Excluding the effects of changes in the EURO during the 2005 period, revenue in EMEA for the six months ended June 30, 2005 was $49.5 million, an increase of 3.2% when compared to the same period in 2004

Revenue in Asia Pacific for the six months ended June 30, 2005 was $46.2 million, an increase of 5.0% when compared to $44.0 million for the same period in 2004. The increase was attributable to a 36.1% increase in maintenance revenue and a 15.2% increase in services revenue, partially offset by a 16.0% decrease in software revenue. Excluding the effects of changes in the YEN during the 2005 period, revenue in Asia Pacific for the six months ended June 30, 2005 was $44.9 million, an increase of 2.1% when compared to the same period in 2004

Cost of Revenue

Cost of Software Revenue. Cost of software revenue for the six months ended June 30, 2005 decreased 3.5% to $8.3 million when compared to $8.6 million for the same period in 2004. The decrease was attributable to lower royalty expense due to changes in product mix, and lower amortization of developed technology, partially offset by higher packaging and shipping costs. As a percent of software revenue, cost of software revenue was 13.6% in the six months ended June 30, 2005 compared to 13.8% for the same period in 2004.

Cost of Maintenance and Service Revenue. Cost of maintenance and service revenue for the six months ended June 30, 2005 decreased 4.1% to $27.8 million when compared to $29.0 million for the same period in 2004 primarily due to lower facility and office expenses, partially offset by higher personnel costs. As a percent of maintenance and service revenue, cost of maintenance and service revenue decreased to 35.3% in the six months ended June 30, 2005 from 40.8% for the same period in 2004 as a result of lower cost and higher utilization rates. Excluding the effects of changes in foreign currency rates during the 2005 period, cost of maintenance and services revenue decreased 6.7% to $27.1 million.

Operating Expenses

Operating expenses for the six months ended June 30, 2005, including special investigation, severance, and other one-time expenses totaling $10.6 million, increased 9.2% to $100.4 million when compared to $91.9 million for the same period in 2004. The 2004 period included $3.4 million of special investigation expenses. As a percent of total revenue, total operating expenses decreased to 71.9% in the six months ended June 30, 2005 from 69.0% for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, total operating expenses increased 7.5% to $98.8 million.

Research and Development. Research and development expenses for the six months ended June 30, 2005 increased 7.4% to $23.1 million when compared to $21.5 million for the same period in 2004. The increase reflects higher employee related costs, resulting in part from an 14% increase in headcount. Included in the 2004 period was a write-off of $0.3 million related to acquired in-process research and development costs. As a percent of total revenue, research and development expenses decreased to 16.5% in the six months ended June 30, 2005 from 16.2% for the same period in 2004.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2005 increased 10.0% to $77.0 million when compared to $70.0 million for the same period in 2004. The increase was attributable to costs incurred for professional services provided in connection with the internal investigation and restatement of our financial statements and higher employee compensation and related costs, including severance, partially offset by lower facilities and office expenses. As a percent of total revenue, selling, general and administrative expenses increased to 55.1% in the six months ended June 30, 2005 from 52.6% for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, selling, general and administrative expenses increased 7.9% to $75.5 million.

Amortization of Intangibles. Amortization of intangibles for the six months ended June 30, 2005 and 2004 was $0.4 million, or 0.3% of total revenue. Our amortization expense is primarily related to customer lists with useful lives ranging from five to fifteen years.

Interest and Other Expense (Income), Net

Interest expense for the six months ended June 30, 2005 and 2004 was $2.2 million, or 1.6% and 1.7% of total revenue, respectively. These amounts include interest related to our subordinated notes and debentures and the amortization of debt issue costs and discounts.

Other expense (income), net includes interest income from cash and investments, foreign currency gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and gains and losses from the sale or disposition of assets. For the six months ended June 30, 2005, other expense, net increased to $0.4 million from $0.5 million of other income, net when compared to the same period in 2004 due to higher foreign currency losses, partially offset by higher interest income.

Provision (Benefit) for Income Taxes

Our effective tax rate for the six months ended June 30, 2005 was 53.3% compared to 38.1 % for the same period in 2004. The change in the effective tax rate reflects the impact of foreign earnings, foreign tax rate variances and valuation allowances established against domestic net operating losses and other deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2005, our principal sources of liquidity included cash and cash equivalents of $97.1 million and marketable equitable securities available-for-sale of $12.5 million.

Working capital (current assets less current liabilities) at June 30, 2005 increased $14.5 million to $35.2 million, from $20.7 million at December 31, 2004 In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. Our ability to generate cash flows from operations is dependent on our ability to generate income from our operations, and effective cash management, including timely billing and collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits and facilities. Outside of these expenses, we do not have a significant amount of vendor payables. As of June 30, 2005, our average days sales outstanding was 88 days compared 101 days at December 31. 2004. Currently, our debt obligations are long term in nature and will not require significant cash outflows until 2008. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

For the six months ended June 30, 2005 and 2004, our primary sources of cash has been generated from operations while our primary uses of cash has been attributable to purchases of short-term investments, capital expenditures and acquisitions. Our operations provided $31.3 million in cash during the six months ended June 30, 2005 compared to $32.9 million for the same period in 2004. The decrease in cash generated from operations was primarily attributable to lower earnings, after non-cash adjustments and timing of billings and collections and payment of liabilities. Our principal investing activities for the six months ended June 30, 2005 included the sale of short-term investments totaling $35.5 million offset by $7.5 million of the purchase of short term investments, and net capital expenditures of $1.1 million. For the six months ended June 30, 2004 our principal investing activities included the purchase of short-term investments totaling $22.0 million, capital expenditures of $4.6 million and business acquisitions totaling $1.8 million.

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

During the six months ended June 30, 2005 and 2004, we incurred costs totaling $23.1 million and $21.5 million, respectively, related to research and development projects, none of which were capitalized due to the short duration between technological feasibility and general availability of the new software to our customers. We expect to continue to invest a substantial portion of our revenues in the development of new enterprise computing software and the enhancement of existing products, technologies and solutions, including integrated multi-disciplinary tools and our SimDesigner, SimManager and SimOffice solutions.

Our commitments and contractual obligations as of June 30, 2005 did not materially change from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenue represented 69.0% and 70.3% of our total revenue for the six months ended June 30, 2004 and 2005, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the six months ended June 30, 2005, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $4.7 million and our net income by approximately $0.9 million.

We do not currently hedge any of our foreign currencies.

Interest Rate Risk

We do not have any variable interest rate borrowings and, accordingly, our exposure to market rate risks for changes in interest rates is limited. Refer to Note 1 in our 2004 Annual Report on Form 10-K discussing fair value of financial instruments.

We have not used derivative financial instruments in our investment portfolio. We invest our excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk

Investment Risk

As of June 30, 2005 our investments included marketable equity securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during the six months ended June 30, 2005.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of June 30, 2005, we owned 1,040,000 shares of GSSL stock with an original cost of $68,000.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2005, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of June 30, 2005 were ineffective due to the material weaknesses that existed as of December 31, 2004, as described in our Annual Report on Form 10-K for the year then ended, we believe that the condensed consolidated financial statements contained in this report present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

In June 2005, the Company issued stock for compensation earned and deferred in prior years as follows: Louis A. Greco, former Chief Financial Officer: 9,613 bonus shares for the 2001 bonus, and 4,679 bonus shares for the 2003 bonus; Frank Perna, Jr., former Chief Executive Officer: 17,857 bonus (treasury) shares for the 1999 bonus.

2.	Stock Option Grants

On April 1, 2005, the Company granted 6,500 stock options with a per share exercise price of $11.13 to one employee, and on April 11, 2005, the Company granted 2,000 options to an employee at a per share exercise price of $11.13.

On May 25, 2005, Philip B. Livingston, a non-employee director, received a grant for 10,000 options upon his election to the board at an exercise price per share of $10.40.

On June 1, 2005, the Company granted 10,000 stock options with a per share exercise price of $10.70 to one employee, and on June 20, 2005, the Company granted 30,000 options to an employee at a per share exercise price of $13.90.

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

On May 25, 2005, the Company granted a total of 165,000 one-for-one performance stock unit awards to fifteen employees with an Exercise Price of $17.00, of which John Laskey was granted 30,000 one-for-one performance stock unit awards. On June 20, 2005, the company granted a 5,000 one-for-one performance stock unit award with an Exercise Price of $17.00 to one employee.

4.	Miscellaneous Permissible Exercise of Stock Option Grants of Former Employees

On April 12, 2005, the Company recognized the following stock option exercises: a former employee was permitted to exercise 2,000 stock options granted on October 16, 2002, with an exercise date of April 12, 2005. Similarly, on June 27,

2005, the Company permitted Robert Ryan, a former Executive Vice President, to exercise the following stock option grants: 30,000 stock options granted on May 9, 2002, with an exercise date of June 27, 2005; 5,475 stock options granted on February 14, 2003, with an exercise date of June 27, 2005; 25,000 stock options granted on March 19, 2003, with an exercise date of June 27, 2005; 8,750 stock options granted on May 14, 2003, with an exercise date of June 27, 2005.

These issuances of securities were issued in private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the issuance of securities resulting from the two permitted stock option exercises were used for general working capital purposes. No other proceeds were created by the grant of any securities described above.

Item 6. Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

	By:	/s/ JOHN J. LASKEY
Date: June 9, 2006		JOHN J. LASKEY - Chief Financial Officer (Mr. Laskey is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number

3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on June 23, 1999 regarding the name change from The MacNeal-Schwendler Corporation to MSC.Software Corporation Corporation (filed as Exhibit 3.3 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.4	Restated Bylaws of MSC.Software Corporation, as amended on December 3, 2004 to increase the exact number of directors from five (5) to seven (7) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed December 9, 2004, and incorporated herein by reference).

4.1	Common Stock Purchase Warrants issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

4.2	The MacNeal-Schwendler Corporation Warrant Agreement dated as of June 18, 1999 with The MacNeal-Schwendler Corporation acting in the capacity of Warrant Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.3	Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.4	Amendment to Rights Agreement dated as of October 18, 2004, by and between MSC.Software Corporation and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.5	Indenture, dated as of August 18, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as part of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 33-83174), and incorporated herein by reference).

4.6	First Supplemental Indenture, dated September 22, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated December 14, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.8	The MacNeal-Schwendler Corporation Indenture dated as of June 17, 1999 with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.9	Indenture, dated as of May 5, 2003, between MSC.Software Corporation and J.P. Morgan Trust Company, National Association as Trustee. (filed as Exhibit 4.1 of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 333-106603), and incorporated herein by reference).

10.1*/**	Employment Separation and General Release Agreement, dated as of June 30, 2005, between MSC.Software Corporation and Kenneth D. Blakely.

10.2*/**	Consulting Agreement, dated as of June 30, 2005, between MSC.Software Corporation and Kenneth D. Blakely.

10.3**	Termination Agreement and Mutual Release and Amendments to Existing Agreements

Effective June 30, 2005 (with Dassault Systemes).

31.1**	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan.
**	Indicates filed herewith.