Form 10-Q
period 2005-09-30
MSC SOFTWARE CORP
filed 2006-06-12
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2005

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

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

SEPTEMBER 30, 2005

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$92,873	$39,946
Investments	13,066	36,722
Trade Accounts Receivable, net of allowance for doubtful accounts of $3,279 and $3,340, respectively	67,832	74,224
Deferred Tax Assets	21,273	21,273
Other Current Assets	14,078	10,531

Total Current Assets	209,122	182,696

Property and Equipment, Net	19,079	24,934
Goodwill and Indefinite Lived Intangibles	185,151	185,151
Other Intangible Assets, Net	33,561	37,702
Deferred Tax Assets	14,285	14,285
Other Assets	15,586	20,289

Total Assets	$476,784	$465,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	8,800	8,752
Compensation and Related Costs	18,187	16,822
Restructuring Reserve	—	102
Current Liabilities of Discontinued Operations	2,152	2,226
Other Current Liabilities	28,108	17,873
Deferred Revenue	104,058	116,211

Total Current Liabilities	161,305	161,986

Deferred Income Taxes	16,902	16,902
Long-Term Debt	107,330	107,195
Other Long Term Liabilities	12,589	13,959

Total Liabilities	298,126	300,042

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 30,919,000 and 30,780,000 issued and 30,879,000 and 30,740,000 outstanding, respectively	309	308
Additional Paid-in Capital	296,785	291,765

Accumulated Other Comprehensive Loss:
Currency Translation Adjustment, net of Income Taxes	(13,195)	(10,862)
Unrealized Investment Gain, net of Income Taxes	11,029	6,654

Total Accumulated Other Comprehensive Loss	(2,166)	(4,208)

Accumulated Deficit	(115,993)	(122,573)
Treasury Shares, At Cost (40,000 Shares)	(277)	(277)

Net Shareholders’ Equity	178,658	165,015

Total Liabilities and Shareholders’ Equity	$476,784	$465,057

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Software	$36,832	$32,945	$97,710	$95,090
Maintenance and Services	41,038	37,006	119,837	107,984

Total Revenue	77,870	69,951	217,547	203,074

Cost of Revenue:
Software	3,925	3,987	12,228	12,619
Maintenance and Services	14,607	14,272	42,420	43,267

Total Cost of Revenue	18,532	18,259	54,648	55,886

Gross Profit	59,338	51,692	162,899	147,188

Operating Expense:
Research and Development	11,461	10,444	34,523	31,971
Selling, General and Administrative	33,760	34,723	110,759	104,678
Restructuring and Other Charges	—	—	—	76
Amortization of Intangibles	186	215	556	584

Total Operating Expense	45,407	45,382	145,838	137,309

Operating Income	13,931	6,310	17,061	9,879

Other Expense (Income):
Interest Expense	1,057	1,179	3,300	3,392
Other (Income), net	(704)	(526)	(340)	(994)

Total Other Expense, net	353	653	2,960	2,398

Income Before Provision For Income Taxes	13,578	5,657	14,101	7,481
Provision For Income Taxes	7,240	2,158	7,519	2,854

Net Income	$6,338	$3,499	$6,582	$4,627

Basic Earnings Per Share	$0.21	$0.11	$0.21	$0.15
Diluted Earnings Per Share	$0.15	$0.10	$0.18	$0.15
Basic Weighted-Average Shares Outstanding	30,879	30,683	30,704	30,582
Diluted Weighted-Average Shares Outstanding	44,523	42,762	43,942	42,955

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$6,582	$4,627
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	156	658
Depreciation and Amortization of Property and Equipment	6,292	7,284
Amortization of Intangibles	4,041	4,648
Amortization of Debt Issuance Costs	702	702
Write-off of Acquired In-Process Technology	—	338
Loss (Gain) on Disposal of Property and Equipment	(72)	83
Impairment of Assets	—	451
Common Stock Issued as Compensation	3,569	3,128
Deferred Income Taxes	(100)	(743)
Other	31	—
Changes in Operating Assets and Liabilities, net of effect of acquisitions:
Trade Accounts Receivable	6,236	16,833
Other Current Assets	(3,547)	(1,259)
Other Assets	4,139	4,317
Accounts Payable	48	798
Other Current Liabilities	5,341	2,804
Income Taxes Payable	4,894	—
Deferred Revenue	(12,153)	(12,654)
Other Liabilities	(901)	(846)
Compensation and Related Expenses	1,565	(304)
Restructuring Reserve	(102)	(1,015)
Discontinued Operations	(74)	(754)

Net Cash Provided By Operating Activities	26,647	29,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(1,687)	(3,984)
Proceeds from Sale of Property and Equipment	915	—
Businesses Acquired, Net of Cash Received	—	(1,786)
Purchase of Investment Securities	(7,500)	(26,014)
Proceeds from Sales and Maturities of Investment Securities	35,500	—

Net Cash Used In Investing Activities	27,228	(31,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Capital Lease Obligations	(574)	(344)
Proceeds from exercise of Stock Options	1,244	—

Net Cash Provided By Financing Activities	670	(344)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,618)	(793)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,927	(3,825)
Cash and Cash Equivalents at Beginning of the Year	39,946	42,045

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$92,873	$38,220

Supplemental Cash Flow Information:
Income Taxes Paid	$3,476	$3,873
Interest Paid	$2,230	$2,000
Property and Equipment acquired using Capital Leases	$316	$491
Reconciliation of Businesses Acquired, Net of Cash Received:
Fair Value of Assets Acquired	$—	$3,216
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock	—	(880)
Liabilities Assumed	—	(550)

Businesses Acquired, Net of Cash Received	$—	$1,786

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION AND CONSOLIDATION

Nature of Operations—MSC.Software Corporation (“MSC” or the “Company”) is a provider of virtual product development tools, including simulation software and related professional services. We design, produce and market proprietary computer software products and provide related services for use in computer-aided engineering. Our products and services are marketed internationally to various industries, including aerospace, automotive and other industrial concerns, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Basis of Presentation and Consolidation—In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2005 and the consolidated results of operations for the three and nine months ended September 30, 2004 and 2005. The consolidated results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The accompanying unaudited condensed consolidated financial statements MSC include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

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

MSC.SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, the Company generally does not recognize compensation cost for employee stock options and purchases under the Employee Stock Purchase Plan. Although the adoption of SFAS No. 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or total cash flows, it will affect the Company’s net income and diluted earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. We expect the effect of adopting this standard will be material. The effect on reported net income and net income and earnings per share if we had accounted for stock options and stock purchase plans using the fair value recognition provisions of SFAS No. 123 is shown in Note 4 under discussion of stock-based compensation.

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

NOTE 3—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$6,338	$3,499	$6,582	$4,627
Changes in:
Foreign Currency Translation Adjustments, net of Tax	(580)	(136)	(2,333)	(760)
Unrealized Gains on Investments, net of Tax	597	1,848	4,375	924

Comprehensive Income	$6,355	$5,211	$8,624	$4,791

MSC.SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4—STOCK-BASED COMPENSATION

In the first quarter of 2005 and 2004, pursuant to the 2000 Executive Cash or Stock Bonus Plan, the Company issued a total of 14,700 and 31,900 shares of its common stock, respectively, to certain of its officers which were earned in 2004 and 2003, respectively. Bonuses earned in 2005 are payable in cash and therefore no stock-based compensation relating to bonuses has been recognized during the nine months ended September 30, 2005 For the three and nine months ended September 30, 2004, the Company recognized stock based compensation charges of $69,000 and $206,000, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

During 2005, in connection with the employment of certain executive officers, the Company granted the right to purchase in aggregate 225,000 shares of restricted common stock, of which 50,000 shares were granted at the fair value of the shares at the date of grant, 50,000 were granted at $10.00 per share, which was less than the then fair market value of $11.56 per share, 25,000 were granted at $7.00 per share, which was less than the then fair market value of $11.40 per share, and 100,000 were granted at $11.00 per share, which was less than the then fair market value of $14.30 per share. One executive officer exercised his right to purchase 50,000 restricted shares of common stock and paid the Company $587,000, while another executive officer exercised his right to purchase 25,000 restricted shares of common stock and paid the Company $175,000. In addition, these executive officers received in aggregate 239,000 restricted stock unit awards which vest over four years. During the three and nine months ended September 30, 2005, the Company has recognized stock based compensation charges totaling $435,000 and $999,000, respectively, related to these transactions, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

During 2005, in connection with the employment of executive officers and other key employees, the Company granted, 375,000 performance stock unit awards that vest if the per share price of MSC’s common stock exceeds a pre-established per share price within two years from the date of grant. The pre-established share price is determined based on the price of common stock. The Company has not recognized any stock-based compensation related to these awards.

The Company grants stock options for a fixed number of shares to key employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” as amended. Accordingly, no compensation expense is recognized for the stock option grants, unless required due to award modifications.

During the nine months ended September 30, 2005, the Company modified the stock options of three departing executives to extend the life of the options. The modification of the stock options was valued using the intrinsic value method pursuant to APB Opinion No. 25 and FIN 44. The Company recorded a non-cash charge of $2,518,000 as a result of these modifications, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

MSC.SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Had compensation cost for the Company’s stock option plans, ESPP and other awards been determined based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income, basic earnings per share and diluted earnings per share would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income, As Reported	$6,338	$3,499	$6,582	$4,627
Deduct: Employee Stock Compensation Expense Included in the Determination of Net Income (Loss) As Reported	201	26	462	78
Add: Employee Stock Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(264)	(905)	(311)	(2,873)

Pro Forma Net Income	$6,275	$2,620	$6,734	$1,832

Earnings Per Share:
Basic—As Reported	$0.21	$0.11	$0.21	$0.15
Basic—Pro Forma	$0.20	$0.09	$0.22	$0.06

Diluted—As Reported	$0.15	$0.10	$0.18	$0.15
Diluted—Pro Forma	$0.14	$0.06	$0.15	$0.04

The pro forma effect on the Company’s net income and basic earnings per share for the three and nine months ended September 30, 2005 and 2004 is not representative of the pro forma effect in future years and does not take into consideration compensation expense related to future grants, which are anticipated. The fair value of each option (including ESPP shares) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used as of September 30, 2005 and 2004:

	2005	2004
Stock Options:
Dividend Yield	0.00%	0.00%
Expected Volatility	66.00%	70.00%
Risk-Free Interest Rate	3.88%	3.65%
Estimated Life	5 Years	5 Years

ESPP Shares:
Dividend Yield	0.00%	0.00%
Expected Volatility	0.00%	54.00%
Risk-Free Interest Rate	0.00%	1.00%
Estimated Life	—	5 Years

MSC.SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 5—SEGMENT INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Software	$36,832	$32,945	$99,710	$95,090
Maintenance and Services	41,038	37,006	119,837	107,984

Total Revenue	$77,870	$69,951	$217,547	$203,074

Gross Profit:
Software	$34,991	$28,958	$87,566	$82,471
Maintenance and Services	24,347	22,734	75,333	64,717

Total Gross Profit	$59,338	$51,692	$162,899	$147,188

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
The Americas(1)	$20,288	$24,878	$61,778	$66,097
EMEA(2)	26,706	22,034	78,738	69,980
Asia Pacific(3)	30,876	23,039	77,031	66,997

Total Revenues	$77,870	$69,951	$217,547	$203,074

	September 30, 2005	December 31, 2004
Identifiable Assets:
The Americas(1)	$357,024	$336,185
EMEA(2)	62,303	62,253
Asia Pacific(3)	57,457	66,619

Total Identifiable Assets	$476,784	$465,057

(1)	Substantially the United States
(2)	Substantially Germany
(3)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $24,310,000 and $23,335,000 as of September 30, 2005 and December 31, 2004, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $6,149,000 and $8,037,000 as of September 30, 2005 and December 31, 2004, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 6—PENSION PLANS

The Company has defined benefit plans covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German plan is unfunded. The components of net periodic benefit cost for these pension plans are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service Cost	$318	$290	$978	$867
Interest Cost	83	72	255	215
Expected Return on Plan Assets	(2)	(1)	(6)	(4)
Amortization of Transition Asset	3	132	10	401
Amortization of Net (Gain) Loss	2	0	8	1

Net Periodic Benefit Cost	404	493	1,245	1,480
Special Termination Benefits	13	42	41	128
Settlement or Curtailment (Gain) Loss	45	—	137	—

Total Periodic Benefit Cost	$462	$535	$1,423	$1,608

As of September 30, 2005, contributions totaling $281,000 have been made to the plans. The Company anticipates that contributions totaling approximately $369,000 will be made to its pension plans in 2005.

NOTE 7—EARNINGS PER SHARE

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any.

The following table sets forth the computation of Basic and Diluted Earnings Per Share (in thousands, except per share data and per share value amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Numerator for Basic Earnings Per Share—Net Income	$6,338	$3,499	$6,582	$4,627
Effect of Dilutive Securities:
Convertible Debentures	376	577	1,200	1,615

Numerator for Diluted Earnings (Loss) Per Share—Net Income	$6,714	$4,076	$7,782	$6,242

Denominator:
Denominator for Basic Earnings Per Share—Weighted-Average Shares Outstanding	30,879	30,683	30,704	30,582

Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	1,900	335	1,494	629
Convertible Debentures	11,744	11,744	11,744	11,744

Dilutive Potential Common Shares	13,644	12,079	13,238	12,373

Denominator for Diluted Earnings per Share	44,523	42,762	43,942	42,955

Basic Earnings Per Share	$0.21	$0.11	$0.21	$0.15
Diluted Earnings Per Share	$0.15	$0.10	$0.18	$0.15

MSC.SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—RELATED PARTY TRANSACTIONS

The Company utilizes, in the normal course of business, the services of Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. Through February 2005, the former chairman and chief executive officer of the Company served as a director of GSSL. For the nine months ended September 30, 2005 and 2004, the Company paid GSSL approximately $576,000 and $521,000, respectively, for services rendered. As of September 30, 2005, and pursuant to a recent stock split, the Company owned 5,200,000 shares of GSSL (approximately 10%) stock with an original cost of $68,000 and a fair market value of $12,999,000 based on quoted market prices. These marketable equity securities, classified as available-for-sale, are included in investments in the accompanying consolidated balance sheets.

Dassault Systemes was deemed a beneficial owner of more than five percent (5%) of our common stock. On or about April 20, 2001, the Company formed a strategic alliance with Dassault Systemes S.A. pursuant to which the Company was to develop our next generation of simulation software using Dassault Systemes’ Version 5 Architecture. The Company also acted as a strategic distribution channel for the joint Version 5 Analysis and Simulation portfolio. In June 2005, the Company terminated this alliance and agreed to pay Dassault Systemes $2,000,000. The obligation has been recognized in selling, general and administration expenses in the accompanying statement of operations and is payable in two equal installments in July 2005 and October 2005.

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

In connection with the issuance of the Convertible Notes, the Company agreed to indemnify the initial purchasers of the Convertible Notes against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the initial purchasers may be required to make in respect of those liabilities. The Company believes the estimated fair value of this indemnification is minimal. Accordingly, there are no liabilities recorded for these types of liabilities as of September 30, 2005 and December 31, 2004.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. If

MSC.SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of September 30, 2005 and December 31, 2004.

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

In March 2006, the Company completed the sale of its PLM business to an unrelated party. The PLM business primarily included reselling PLM software, including CATIA, ENOVIA, and SMARTEAM software and providing implementation services to efficiently and effectively deploy such software. These services were generally sold when PLM software was licensed from the Company, and also to companies who have purchased their PLM software elsewhere. The sale included specified net assets of the PLM business and is expected to result in a pre-tax gain of approximately $4.4 million.

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

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Average Exchange Rate to $1 US
EMEA—Euro	0.8197	0.8181	0.2%	0.7922	0.8162	2.9%
Asia Pacific—Japanese Yen	111.1893	109.8990	1.2%	107.7227	108.9584	1.1%

A significant amount of our expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. During the last several years, we have reevaluated our software and services businesses and have scaled the operations in response to economic conditions. Management has taken the actions required to reduce operating expenses and to improve operating margins, including the decision to discontinue our Systems business in 2003 and initiating separate restructuring plans in 2002 and 2003. We have also identified eighteen facilities throughout the U.S. and Europe that are expected to be closed during 2005 and 2006 through lease expiration, termination and facility consolidation. These closures are expected to reduce our annual operating expenses by over $2.0 million beginning in 2006. In addition, we expanded our software development activities in India through services provided by GSSL, a related party.

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

2005 Highlights

Our results for the nine months ended September 30, 2005 reflect improved business conditions as software and services revenue increased, particularly in the third quarter of 2005, when compared to the same periods in 2004. The improvements were most evident in our EMEA and Asia Pacific regions resulting from increased sales of our key software and services to larger customers predominately in the automotive and aerospace industries. In addition, our strong installed customer base continues to generate increasing maintenance revenues.

Our operating expenses, including special investigation, severance, and other one-time expenses totaling $15.2 million, increased 6.2% to $145.8 million when compared to $137.3 million for the same period in 2004. The 2004 period included $7.4 million of special investigation, severance and other non-recurring expenses. Excluding these expenses, our operating expenses increased 0.6% to $130.7 million. Our operating margin was 7.8% during the 2005 period compared to 4.9% during the 2004 period. Excluding the non-recurring expenses, our operating margin was 14.8% in 2005 compared to 12.2% in 2004.

Cash generated from operations during the 2005 period was $26.6 million, a 8.6% decrease when compared to $29.1 million for the same period in 2004. Our cash, cash equivalents and investments increased 38.1% to $105.9 million at September 30, 2005 when compared to $76.7 million at December 31, 2004.

Results of Operations

The following table sets forth items included in or derived from our unaudited condensed consolidated statements of operations included elsewhere in this report (amounts in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	2005	% of Revenue	2004	% of Revenue
Revenue:
Software	$36,832	47.3%	$32,945	47.1%	$97,710	44.9%	$95,090	46.8%
Maintenance and Service	41,038	52.7%	37,006	52.9%	119,837	55.1%	107,984	53.2%

Total Revenue	77,870	100.0%	69,951	100.0%	217,547	100.0%	203,074	100.0%

Cost of revenue:
Software	3,925	5.0%	3,987	5.7%	12,228	5.6%	12,619	6.2%
Maintenance and Service	14,607	18.8%	14,272	20.4%	42,420	19.5%	43,267	21.3%

Total Cost of Revenue	18,532	23.8%	18,259	26.1%	54,648	25.1%	55,886	27.5%

Gross profit	59,338	76.2%	51,692	73.9%	162,899	74.9%	147,188	72.5%

Operating Expenses:
Research and Development	11,461	14.7%	10,444	14.9%	34,523	15.9%	31,971	15.7%
Selling, General and Administrative	33,760	43.4%	34,723	49.6%	110,759	50.9%	104,678	51.5%
Restructuring and Other Charges	—	0.0%	—	0.0%	—	0.0%	76	0.0%
Amortization of Intangibles	186	0.2%	215	0.3%	556	0.3%	584	0.3%

Total Operating Expense	45,407	58.3%	45,382	64.9%	145,838	67.0%	137,309	67.6%

Operating income	13,931	17.9%	6,310	9.0%	17,061	7.8%	9,879	4.9%

Other expense (income):
Interest Expense	1,057	1.4%	1,179	1.7%	3,300	1.5%	3,392	1.7%
Other Income, net	(704)	-0.9%	(526)	-0.8%	(340)	-0.2%	(994)	-0.5%

Total Other Expense, net	353	0.5%	653	0.9%	2,960	1.4%	2,398	1.2%

Income Before Provision for Income Taxes	13,578	17.4%	5,657	8.1%	14,101	6.5%	7,481	3.7%
Provision for Income Taxes	7,240	9.3%	2,158	3.1%	7,519	3.5%	2,854	1.4%

Net income	$6,338	8.1%	$3,499	5.0%	$6,582	3.0%	$4,627	2.3%

Revenue and Operating Results by Geography

The following table sets the revenue in each of the three geographic regions in which we operate for the three and nine months ended September 30, 2004 and 2005 (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Total Revenue:
Americas
Software	$7,256	$11,137	-34.8%	$22,510	$26,302	-14.4%
Maintenance and Service	13,033	13,740	-5.1%	39,266	39,795	-1.3%

Sub-total	20,289	24,877	-18.4%	61,776	66,097	-6.5%

EMEA
Software	$14,047	$10,422	34.8%	$40,516	$34,597	17.1%
Maintenance and Service	12,659	11,612	9.0%	38,223	35,383	8.0%

Sub-total	26,706	22,034	21.2%	78,739	69,980	12.52%

Asia Pacific
Software	$15,529	$11,387	36.4%	$34,684	$34,193	1.4%
Maintenance and Service	15,346	11,653	31.7%	42,348	32,804	29.1%

Sub-total	30,875	23,040	34.0%	77,032	66,997	15.0%

Total revenue	$77,870	$69,951	11.3%	$217,547	$203,074	7.1%

% Revenue by Geography:
Americas	26.1%	35.6%		28.4%	32.5%
EMEA	34.3%	31.5%		36.2%	34.5%
Asia Pacific	39.6%	32.9%		35.4%	33.0%

Results of Operations—Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

Revenue

Total revenue for the three months ended September 30, 2005 increased 11.3% to $77.9 million when compared to $70.0 million for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, our consolidated revenue increased 11.9% to $78.3 million.

Software Revenue. Software revenue for the three months ended September 30, 2005 increased 11.8% to $36.8 million when compared to $32.9 million for the same period in 2004 due to higher corporate IT spending for our software in Asia Pacific and EMEA. Excluding the effects of changes in foreign currency rates during the 2005 period, software revenue increased 12.4% to $37.0 million.

Maintenance and Service Revenue. Maintenance and service revenue for the three months ended September 30, 2005 increased 10.8% to $41.0 million when compared to $37.0 million for the same period in 2004. Maintenance revenue increased 19.1% to $28.2 million primarily due to the incremental increases in our installed customer base. Services revenue decreased 3.7% to $12.9 million as a result of the timing and nature of consulting arrangements provided to our larger global accounts, particularly in the aerospace and automotive sectors when compared to the 2004 period. As a percent of total revenue, maintenance revenue was 36.2% and services revenue was 16.5% in the three months ended September 30, 2005 compared to 33.9% and 19.0%, respectively, for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, maintenance and services revenue increased 11.5% to $41.2 million.

Revenue in the Americas for the three months ended September 30, 2005 was $20.3 million, a decrease of 18.4% compared to $24.9 million for the same period in 2004. The decrease was attributable to a 34.8% decrease in software revenue and a 25.8% decrease in services revenue, offset by a 8.8% increase in maintenance revenue.

Revenue in EMEA for the three months ended September 30, 2005 was $26.7 million, an increase of 21.2% compared to $22.0 million for the same period in 2004. The increase was attributable to a 34.8% increase in software revenue, a 10.7% increase in maintenance revenue and a 4.5% increase in services revenue. Excluding the effects of changes in the EURO during the 2005 period, revenue in EMEA for the three months ended September 30, 2005 was $26.8 million, a decrease of 21.5% compared to the same period in 2004

Revenue in Asia Pacific for the three months ended September 30, 2005 was $30.9 million, an increase of 34.0% compared to $23.0 million for the same period in 2004. The increase was attributable to a 36.4% increase in software revenue, a 41.1% increase in maintenance revenue, and a 17.2% increase in services revenue. Excluding the effects of changes in the YEN during the 2005 period, revenue in Asia Pacific for the three months ended September 30, 2005 was $31.2 million, a decrease of 35.6% compared to the same period in 2004

Cost of Revenue

Cost of Software Revenue. Cost of software revenue, which consists primarily of royalty expenses, amortization of developed technology and the costs of product packaging and shipping, decreased 1.6% to $3.9 million when compared to $4.0 million for the same period in 2004. As a percent of software revenue, cost of software revenue was 10.7% in the three months ended September 30, 2005 compared to 12.2% for the same period in 2004.

Cost of Maintenance and Service Revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and service revenue for the three months ended September 30, 2005 increased 2.1% to $14.6 million, when compared to $14.3 million for the same period in 2004. As a percent of maintenance and service revenue, cost of maintenance and service revenue decreased to 35.6% in the three months ended September 30, 2005 from 38.6% for the same period in 2004 as a result of higher utilization rates. Excluding the effects of changes in foreign currency rates during the 2005 period, cost of maintenance and services revenue increased 2.7% to $14.7 million.

Operating Expenses

Operating expenses for the three months ended September 30, 2005, including special investigation, severance, and other one-time expenses totaling $4.6 million, was $45.4 million, unchanged compared the same period in 2004. The 2004 period included $4.1 million of special investigation and severance expenses. As a percent of total revenue, total operating expenses decreased to 58.3% in the three months ended September 30, 2005 from 64.9% for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, total operating expenses increased 0.3% to $45.5 million.

Research and Development. Research and development activities are primarily conducted at company facilities within the United States. Research and development expenses for the three months ended September 30, 2005 increased 10.6% to $11.5 million when compared to $10.4 million for the same period in 2004 due to higher employee compensation and benefit costs and higher facility costs, partially offset by lower subcontractor costs. These expenses were incurred to develop new enterprise software technologies and solutions and to enhance the features and functionality of existing products within our enterprise simulation software suites, including integrated multi-disciplinary tools to complement our SimDesigner, SimManager and SimOffice solutions. As a percent of total revenue, research and development expenses decreased to 14.8% in the three months ended September 30, 2005 from 14.9% for the same period in 2004.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2005 decreased 2.6% to $33.8 million when compared to $34.7 million for the same period in 2004. The decrease was attributable to lower employee related expenses, lower facility costs, and the non-recurrence of severance for departing officers, and various professional services provided in connection with the internal investigation conducted during 2004. As a percent of total revenue, selling, general and administrative expenses decreased to 43.4% in the three months ended September 30, 2005 from 49.6% for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, selling, general and administrative expenses decreased 2.5% to $33.9 million.

Amortization of Intangibles. Amortization of intangibles for the three months ended September 30, 2005 and 2004 was $0.2 million. Our amortization expense is primarily related to customer lists with useful lives ranging from five to fifteen years.

Interest and Other Expense (Income), Net

Interest expense for the three months ended September 30, 2005 was $1.1 million compared to $1.2 million for the same period in 2004. These amounts include interest related to our subordinated notes and debentures and the amortization of debt issue costs and discounts.

Other expense (income), net includes interest income from cash and investments, foreign currency gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and gains and losses from the sale or disposition of assets. Other income, net for the three months ended September 30, 2005 increased $0.2 million to $0.7 million when compared to the same period in 2004 due to higher interest income, offset by foreign currency losses.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2005 was 53.3% compared to 38.1 % for the same period in 2004. The change in the effective tax rate reflects the impact of foreign earnings, foreign tax rate variances and valuation allowances established against domestic net operating losses and other deferred tax assets.

Results of Operations—Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

Revenue

Total revenue for the nine months ended September 30, 2005 increased 7.1% to $217.5 million, compared to $203.1 million for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, our consolidated revenue increased 5.4% to $214.1 million.

Software Revenue. Software revenue for the nine months ended September 30, 2005 increased 2.8% to $97.7 million when compared to $95.1 million for the same period in 2004 primarily due to higher corporate IT spending for our software in EMEA and Asia Pacific. Excluding the effects of changes in foreign currency rates during the 2005 period, software revenue increased 1.0% to $96.1 million.

Maintenance and Service Revenue. Maintenance and service revenue for the nine months ended September 30, 2005 increased 11.0% to $119.8 million when compared to $108.0 million for the same period in 2004. Maintenance revenue increased 16.6% to $80.0 million primarily due to the increase in our installed customer base. Services revenue increased 1.0% to $39.8 million as a result of the timing and nature of consulting arrangements provided to our larger global accounts, particularly in the aerospace and automotive sectors, and increased sales of services relating to new software transactions. As a percent of total revenue, maintenance revenue was 36.8% and services revenue was 18.3% in the nine months ended September 30, 2005 compared to 33.8% and 19.4%, respectively, in the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, maintenance and services revenue increased 9.3% to $118.0 million.

Revenue in the Americas for the nine months ended September 30, 2005 was $61.8 million, a decrease of 6.5% when compared to $66.1 million for the same period in 2004. The decrease was attributable to a 14.4% decrease in software revenue, a 4.0% decrease in services revenue, and a 0.3% decrease in maintenance revenue.

Revenue in EMEA for the nine months ended September 30, 2005 was $78.7 million, an increase of 12.5% when compared to $70.0 million for the same period in 2004. The increase was attributable to a 17.1% increase in software revenue and a 16.0% increase in maintenance revenue, partially offset by a 9.4% decrease in services revenue. Excluding the effects of changes in the EURO during the 2005 period, revenue in EMEA for the nine months ended September 30, 2005 was $76.2 million, an increase of 9.0% when compared to the same period in 2004

Revenue in Asia Pacific for the nine months ended September 30, 2005 was $77.0 million, an increase of 15.0% when compared to $67.0 million for the same period in 2004. The increase was attributable to a 37.9% increase in maintenance revenue, a 15.9% increase in services revenue, and a 1.4% increase in software revenue. Excluding the effects of changes in the YEN during the 2005 period, revenue in Asia Pacific for the nine months ended September 30, 2005 was $76.1 million, an increase of 13.6% when compared to the same period in 2004

Cost of Revenue

Cost of Software Revenue. Cost of software revenue for the nine months ended September 30, 2005 decreased 3.2% to $12.2 million when compared to $12.6 million for the same period in 2004. The decrease was attributable to lower royalty expense due to changes in product mix, and lower amortization of developed technology, partially offset by higher packaging and shipping costs. As a percent of software revenue, cost of software revenue was 12.2% in the nine months ended September 30, 2005 compared to 13.2% for the same period in 2004.

Cost of Maintenance and Service Revenue. Cost of maintenance and service revenue for the nine months ended September 30, 2005 decreased 2.1% to $42.4 million when compared to $43.3 million for the same period in 2004 primarily due to lower facility and office expenses, partially offset by higher personnel costs. As a percent of maintenance and service revenue, cost of maintenance and service revenue decreased to 36.0% in the nine months ended September 30, 2005 from 40.1% for the same period in 2004 as a result of lower cost and higher utilization rates. Excluding the effects of changes in foreign currency rates during the 2005 period, cost of maintenance and services revenue decreased 3.6% to $41.7 million.

Operating Expenses

Operating expenses for the nine months ended September 30, 2005, including special investigation, severance, and other one-time expenses totaling $15.2 million, increased 6.2% to $145.8 million when compared to $137.3 million for the same period in 2004. The 2004 period included $7.4 million of special investigation, severance and non-recurring expenses. As a percent of total revenue, total operating expenses decreased to 67.0% in the nine months ended September 30, 2005 from 67.6% for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, total operating expenses increased 5.1% to $144.3 million.

Research and Development. Research and development expenses for the nine months ended September 30, 2005 increased 7.8% to $34.5 million when compared to $32.0 million for the same period in 2004. The increase reflects higher wages, employee benefit costs, incentive compensation and facility costs. Included in the 2004 period was a write-off of $0.3 million related to acquired in-process research and development costs. As a percent of total revenue, research and development expenses decreased to 15.9% in the nine months ended September 30, 2005 from 15.8% for the same period in 2004.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2005 increased 5.8% to $110.8 million when compared to $104.7 million for the same period in 2004. The increase was attributable to costs incurred for professional services provided in connection with the internal investigation and restatement of our financial statements and higher employee compensation and benefit costs, partially offset by lower facilities and office expenses. As a percent of total revenue, selling, general and administrative expenses decreased to 50.9% in the nine months ended September 30, 2005 from 51.6% for the same period in 2004. Excluding the effects of changes in foreign currency rates during the 2005 period, selling, general and administrative expenses increased 4.5% to $109.3 million.

Amortization of Intangibles. Amortization of intangibles for the nine months ended September 30, 2005 and 2004 was $0.6 million, or 0.3% of total revenue. Our amortization expense is primarily related to customer lists with useful lives ranging from five to fifteen years.

Interest and Other Expense (Income), Net

Interest expense for the nine months ended September 30, 2005 was $3.3 million compared to $3.4 million for the same period in 2004. These amounts include interest related to our subordinated notes and debentures and the amortization of debt issue costs and discounts.

Other expense (income), net includes interest income from cash and investments, foreign currency gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and gains and losses from the sale or disposition of assets. For the nine months ended September 30, 2005, other income, net decreased to $0.3 million from $1.0 million for the same period in 2004 primarily as the result of foreign currency losses in the nine months ended September 30, 2005 versus foreign currency gains for the same period in 2004, partially offset by higher interest income.

Provision (Benefit) for Income Taxes

Our effective tax rate for the nine months ended September 30, 2005 was 53.3% compared to 38.1 % for the same period in 2004. The change in the effective tax rate reflects the impact of foreign earnings, foreign tax rate variances and valuation allowances established against domestic net operating losses and other deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2005, our principal sources of liquidity included cash and cash equivalents of $92.9 million and marketable equitable securities available-for-sale of $13.1 million.

Working capital (current assets less current liabilities) at September 30, 2005 increased $27.1 million to $47.8 million, from $20.7 million at December 31, 2004. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash generated from operations will continue to provide sufficient capital for normal working capital needs in the foreseeable future. Our ability to generate cash flows from operations is dependent on our ability to generate income from our operations, and effective cash management, including timely billing and collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits and facilities. Outside of these expenses, we do not have a significant amount of vendor payables. As of September 30, 2005, our average days sales outstanding was 88 days compared 101 days at December 31, 2004. Currently, our debt obligations are long term in nature and will not require significant cash outflows until 2008. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

For the nine months ended September 30, 2004 and 2005, our primary sources of cash has been generated from operations while our primary uses of cash has been attributable to purchases of short-term investments, capital expenditures and acquisitions. Our operations provided $26.6 million in cash during the nine months ended September 30, 2005 compared to $29.1 million for the same period in 2004. The decrease in cash generated from operations was primarily attributable to timing of billings and collections and payment of liabilities. Our principal investing activities for the nine months ended September 30, 2005 included the sale of short-term investments totaling $35.5 million offset by $7.5 million of the purchases of short-term investments $0.9 million proceeds from sale of equipment, and net capital expenditures of $1.7 million. For the nine months ended September 30, 2004 our principal investing activities included the purchase of short-term investments totaling $26.0 million, capital expenditures of $4.0 million and business acquisitions totaling $1.8 million.

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

During the nine months ended September 30, 2005 and 2004, we incurred a total of $34.5 million and $32.0 million, respectively, related to research and development projects, none of which was capitalized due to the short duration between technological feasibility and general availability of the new software to our customers. We expect to continue to invest a substantial portion of our revenues in the development of new enterprise computing software and the enhancement of existing products, technologies and solutions, including integrated multi-disciplinary tools and our SimDesigner, SimManager and SimOffice solutions.

Our commitments and contractual obligations as of September 30, 2005 did not materially change from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenue represented 67.5% and 71.6% of our total revenue for the nine months ended September 30, 2004 and 2005, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the nine months ended September 30, 2005, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $7.4 million and our net income by approximately $1.6 million.

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

Investment Risk

As of September 30, 2005 our investments included marketable equity securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during the nine months ended September 30, 2005.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of September 30, 2005, we owned 1,040,000 shares of GSSL stock with an original cost of $68,000.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2005, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of September 30, 2005 were ineffective due to the material weaknesses that existed as of December 31, 2004, as described in our Annual Report on Form 10-K for the year then ended, we believe that the condensed consolidated financial statements contained in this report present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings that have been asserted against us by former employees.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. Stock Option Grants

On July 11, 2005, the Company granted 50,000 stock options with a per share exercise price of $13.45 to one employee, and on July 19, 2005, the Company granted 100,000 options to an employee at a per share exercise price of $13.38. In addition, on July 12, 2005, the following directors, Masood Jabbar and Ashfaq A. Munshi each received a grant for 10,000 options upon their election to the board at an exercise price per share of $13.18.

On August 15, 2005, the Company granted Glenn R. Weinkoop, President and Chief Operating Officer, 275,000 stock options with a per share exercise price of $14.30.

2. Performance Stock Unit Awards

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

On July 11, 2005, the Company granted a 10,000 one-for-one performance stock unit award with a per share Exercise Price of $17.00 to one employee, and on July 19, 2005, the Company granted a 25,000 one-for-one performance stock unit award with an Exercise Price of $17.00 to one employee. On August 15, 2005, the Company granted Glenn R. Wienkoop, President and Chief Operating Officer, a 40,000 one-for-one performance stock unit award with an Exercise Price of $20.00.

These issuances of securities were issued in private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No proceeds were created by the grant of any securities described above.

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
JOHN J. LASKEY—Chief Financial Officer (Mr. Laskey is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number

3.1		Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2		Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3		Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on June 23, 1999 regarding the name change from The MacNeal-Schwendler Corporation to MSC.Software Corporation Corporation (filed as Exhibit 3.3 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.4		Restated Bylaws of MSC.Software Corporation, as amended through July 12, 2005 to increase the exact number of directors from seven (7) to nine (9) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed July 15, 2005, and incorporated herein by reference).

4.1		Common Stock Purchase Warrants issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

4.2		The MacNeal-Schwendler Corporation Warrant Agreement dated as of June 18, 1999 with The MacNeal-Schwendler Corporation acting in the capacity of Warrant Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.3		Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.4		Amendment to Rights Agreement dated as of October 18, 2004, by and between MSC.Software Corporation and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.5	Indenture, dated as of August 18, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as part of MSC.Software Corporation’s Registration Statement on Form S-3
(No. 33-83174), and incorporated herein by reference).

4.6		First Supplemental Indenture, dated September 22, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.7		Second Supplemental Indenture, dated December 14, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.8		The MacNeal-Schwendler Corporation Indenture dated as of June 17, 1999 with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.9		Indenture, dated as of May 5, 2003, between MSC.Software Corporation and J.P. Morgan Trust Company, National Association as Trustee. (filed as Exhibit 4.1 of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 333-106603), and incorporated herein by reference).

10.1	*	Severance Compensation Agreement, effective as of July 6, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.1 to a Current Report on Form 8-K filed July 11, 2005, and incorporated herein by reference).

10.2	*	Severance Compensation Agreement, effective as of July 6, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.2 to a Current Report on Form 8-K filed July 11, 2005, and incorporated herein by reference).

10.3	*	Letter Agreement dated July 27, 2005 between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.1 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.4	*	Nonqualified Stock Option Agreement, dated as of August 15, 2005, between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.2 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.5	*	Form of Restricted Stock Purchase Agreement between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.3 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.6	*	Performance Stock Unit Award Agreement, effective August 15, 2005, between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.4 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.7	*	Severance Compensation Agreement, effective August 15, 2005, between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.5 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

31.1	**	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan.
**	Indicates filed herewith.