Form 10-K
period 2005-12-31
MSC SOFTWARE CORP
filed 2006-06-12
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

As of June 30, 2005, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of MSC.Software Corporation’s voting common stock held by non-affiliates was approximately $373,900,000 (based on the last closing price of such stock as reported on the Pink Sheets on that date).

As of May 1, 2006, there were outstanding 31,024,050 shares of Common Stock of MSC.Software Corporation.

Documents Incorporated By Reference: Part I, Part II and Part III: None

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-K

DECEMBER 31, 2005

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning on page 9 in this document. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.    BUSINESS

General

We are a leader in the development, marketing and support of virtual product development (“VPD”) products, including simulation software and related services. We have been providing simulation software and related services to manufacturing and technology companies, as well as universities and research institutions around the world for over 40 years. Simulation software allows engineers to construct computer models of products, components, systems and assemblies and to simulate performance conditions and predict physical responses to certain variables, such as stress, motion and temperature. These capabilities allow our customers to optimize product designs, improve product quality and reliability, comply with regulatory and safety guidelines, reduce product development costs and shorten the timeline in bringing new products to market. We also provide a broad range of strategic consulting services to help our customers implement VPD solutions and improve the integration and performance of their product development process, which will lower the total cost of ownership of their technology investments. We serve customers in various industries, including aerospace, automotive, defense, machinery, electronics, consumer products, biomedical, shipbuilding and rail. Advances in computer technology have made virtual product development solutions available for any and all companies that manufacture products.

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

According to a recent industry report from Daratech, Inc. CAE software and services topped $2.3 billion in 2005, a year-over-year increase of 12%. Daratech, Inc. projects that CAE software and services spending is expected to reach over $2.6 billion in 2006, while spending on PLM software and services totaled nearly $10.5 billion in 2005, a year-over-year increase of 13%. According to Daratech, Inc., approximately 22% of PLM investments came from CAE in 2005 and over the next five years, CAE is expected to have a strong influence on the overall PLM growth rate, which is expected to rise to 15% annual growth in 2010.

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

We intend to maintain this competitive advantage by providing superior technology and functional breadth of simulation solutions and collaborating with customers to deliver the next generation of enterprise VPD solutions. We will continue to evaluate our business model, including our product mix and positioning, marketing strategies and sales channels to maximize our market opportunities and to improve our operating results. We are committed to improving our cost structures and will continue to streamline our business operations as necessary to successfully compete in all our geographic locations.

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

We offer other proprietary software products which address specific simulation market niches and we also market third party software products including CAD, CAM and CAE software.

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

Research and Development

We dedicate significant resources to the development and enhancement of our suite of software products, as well as to new product research and development. Our development activities have historically involved adding new capabilities to our suite of simulation programs or converting those programs for use on new computer platforms. These activities are intended to prevent technological obsolescence and to provide our clients the maximum flexibility in selecting compatible computer hardware. In 2003, 2004 and 2005, our research and development expenditures totaled $40.7 million, $42.1 million and $47.3 million, respectively. In 2006, we expect to spend approximately $46.0 million in research and development.

Sales and Marketing

We market and sell our products and services in North America and Latin America (“the Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific through a dedicated sales force, as well as through third parties, including value added resellers. In 2003, 2004 and 2005, our foreign operations generated approximately 64.3%, 66.6% and 70.4%, respectively, of our total revenue.

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

Customers

Our customer base consists of thousands of companies and is diversified across industry sectors and geographies. The majority of our customers are the industry leaders in automotive, aerospace, defense and heavy machinery. No single customer accounted for more than 10% of our revenue in 2003, 2004, or 2005.

We have long-standing relationships with many of our customers, and the average tenure of our top 10 customers is more than 20 years. Our major end-user customers, based upon 2005 revenue, include: Boeing, Airbus, BAE, Lockheed Martin, Nissan Motor (NML), Toyota, Northrop Grumman and Honda.

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

Employees

As of December 31, 2005, we employed 1,343 persons, of whom 298 were involved in technical activities, 800 in sales, marketing and field support, and 245 in administration. None of our U.S. employees are represented by a labor union. Certain foreign jurisdictions have workers councils that typically represent workers on matters generally affecting terms of employment. We have never experienced any work stoppages and believe our relations with employees are good. Reliance upon employees in other countries may increase risks associated with government instability or regulation unfavorable to foreign-owned companies that could negatively impact our operations in the future.

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

In 2005, sales to customers in the aerospace and automotive industries accounted for a majority of our revenue. Reductions in capital spending by, and cyclical trends affecting, customers in these industries could adversely affect revenue from these customers and our results of operations. In addition, these types of customers tend to adhere to a technology choice for long periods, possibly an entire development cycle. As a result, a lost opportunity with a given customer may not again become a new opportunity for several years.

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

Since 1998, we have acquired several companies and businesses, most recently SOFY in 2004. We may continue to expand and diversify our operations with additional acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

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

If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. As a result of our acquisitions, goodwill accounted for approximately $153.7 million, or 32.3%, of our total assets, as of December 31, 2005. We may record additional goodwill related to future acquisitions. Under current generally accepted accounting principles, we do not amortize goodwill. We will, however, perform an impairment analysis on the carrying value of our goodwill at least annually. If the financial benefits of our acquisitions do not ultimately exceed the associated costs, we could be required to write down some or all of the unamortized goodwill. As a result, our results of operations would be adversely affected.

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

Our net income (loss) for the years ended December 31, 2003, 2004, and 2005 was $(29.8) million, $10.9 million, and $11.8 million, respectively, and we had an accumulated deficit of $110.8 million as of December 31, 2005. We cannot assure you that we will operate profitably, and if we cannot operate profitably, we may not be able to meet our debt service requirements or our working capital or other needs. Our inability to meet these needs could have a material adverse effect on our business, results of operations and financial condition.

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

The executive management team may not be effective

Since October 2004 we have hired a new chief executive officer, president and chief operating officer, chief financial officer, and general counsel. These four individuals constitute the current executive management team. None of these individuals have a past employment history with us. There is no assurance that this executive management team will be effective. If the new executive management team is not effective, it could have a material, adverse effect on our revenue and results of operations.

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

On April 17, 2006, we filed our Annual Report on Form 10-K for the year ended December 31, 2004, which included our restated financial statements for the year ended December 31, 2002.

The timing of orders and shipments, which frequently occur at the end of a quarter, can cause fluctuations of our operating results that, in turn, may impact the price of our common stock.

We derive most of our revenue from licensing software products and selling services to high-end users of the product design markets. Our revenue growth and our ability to match spending levels with revenue growth rates will directly affect our future operating results. Historically, a significant portion of our revenue has been generated in the last month of a quarter, with this revenue frequently concentrated in the last weeks or days of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. Accordingly, we may experience fluctuations in our future operating results on a quarterly and annual basis which, in turn, could adversely affect the price of our common stock.

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

In addition, the operation of our software will be impaired if errors occur in third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not in our control. Accordingly, our business could be adversely affected in the event of any errors in our software. There can be no assurance that these third-parties will continue to make their software available to us on acceptable terms, to invest the appropriate level of resources in their products and services to maintain and enhance the software capabilities, or to remain in business.

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

On March 11, 2005 the New York Stock Exchange (“NYSE”) suspended trading in our common stock and the staff of the Exchange informed us that they had recommended that delisting procedures be commenced. The NYSE stated that this action was taken because of the overall uncertainty surrounding the completion of our current financial statement filing requirements with the SEC due to the previously announced restatement of our financial results for the period subsequent to 2001. We have applied for listing on the NASDAQ Stock Market, but there is no assurance that our application will be approved. Since the suspension of trading on the NYSE took effect on March 11, 2005, our common stock has been traded in the Pink Sheets under the symbol “MNSC.” Although we recently filed our financial statements through the period ended December 31, 2004, because we have not yet fully complied with our filing requirements with the SEC, the Company may be subject to sanctions by the SEC. Further, because we are not current and not listed on a national exchange, employees and ex-employees are inhibited from exercising stock options which could give rise to potential litigation. These circumstances could also make it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.    PROPERTIES

All of our offices are leased under agreements expiring at various times over the next one to 10 years. Our corporate headquarters in Santa Ana, California includes 203,511 square feet under a lease expiring in 2013, of which approximately 92,000 square feet is sublet. We also lease approximately 379,000 square feet in 55 other offices throughout the world for sales, support, research and development, consulting and administrative personnel. All facilities are in good condition and are adequate to meet our requirements for the foreseeable future. See Note 11—Commitments and Contingencies in Notes to Consolidated Financial Statements for additional information regarding our lease obligations.

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

In January 2006, a former senior vice president brought an action against the Company alleging both employment-related claims as well as claims for breach of his stock option agreement. We are vigorously defending this action and believe that the ultimate outcome of this litigation will not have a material effect on the Company’s financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2005.

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

	Sales Prices

	High	Low	Close
Calendar Year 2005:
Fourth Quarter	$17.05	$16.90	$17.00
Third Quarter	$15.72	$15.40	$15.72
Second Quarter	$13.78	$13.68	$13.75
First Quarter	$11.15	$11.00	$11.13
Calendar Year 2004:
Fourth Quarter	$10.58	$7.96	$10.47
Third Quarter	$8.68	$6.03	$8.04
Second Quarter	$10.15	$8.31	$8.95
First Quarter	$11.30	$8.20	$8.81

As of December 31, 2005, there were 218 record holders of our common stock. Because many of our shares are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

We eliminated our dividend in September 1996 and do not anticipate paying a dividend in the foreseeable future.

We maintain the MSC.Software Profit Sharing Plan which includes a 401(k) feature that allows participants to make contributions to the plan from their compensation on a before-tax basis. A participant’s contributions to the plan are credited to an account maintained in his or her name under the plan. Through March 2005, a participant was permitted to invest his or her Profit Sharing Plan account in the MSC Stock Fund, an investment alternative under the plan that was invested principally in our common stock. Shares held in the MSC Stock Fund under the Profit Sharing Plan were purchased by the plan trustee on the open market using contributions invested in that fund. This practice was suspended in March 2005 after our common stock was delisted from the NYSE. As of December 31, 2004 and 2005, the number of shares of our common stock held in the MSC Stock Fund totaled 174,843 and 94,638 respectively.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the fourth quarter of 2005, the following transactions occurred relative to the unregistered sales of equity securities:

1. Stock Option Grants

On October 18, 2005, the Company granted our chief financial officer, 50,000 stock options with a per share exercise price of $14.30. On November 21, 2005, the Company granted a total of 60,000 stock options to five employees with a per share exercise price of $15.58. On December 5, 2005, the Company granted 50,000 stock options with a per share exercise price of $16.70 to one employee.

2. Performance Stock Unit Awards

During 2005, the Company granted Performance Stock Awards that vest and are payable in shares upon satisfaction of either of two criteria: (i) the stock price closes at a specified price or greater each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market (the “Exercise Price”), or (ii) we are sold at or above the Exercise Price (the “Vesting Criteria”). On November 21, 2005, the Company granted a total of 20,000 one-for-one performance stock unit awards to three employees with an Exercise Price of $23.50.

3. Restricted Stock Unit Awards

On March 8, 2005, our chief financial officer was granted 39,000 restricted stock units which vest annually over a four-year period beginning October 18, 2005, and are payable in shares of the Company. On October 18, 2005, 9,750 restricted stock units vested (he holds an additional 29,250 remaining restricted stock units that have not vested).

These issuances of securities were issued in private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No proceeds were created by the grant of any securities described above.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K. The financial data as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004, and 2005 is derived from the audited consolidated financial statements that are included in this report. The selected financial data as of December 31, 2002 and 2003 and for the year ended December 31, 2002 was derived from audited consolidated financial statements that are not included in this report. Our consolidated financial statements for 2001 were not restated or re-audited in connection with the filing of our 2004 Annual Report on Form 10-K. Accordingly, selected financial data as of and for the year ended December 31, 2001 has not been included in this Item 6. As a result, our chief executive officer and chief financial officer have taken exception for such omitted selected financial data, and for the late filing of this report, in their certifications under Section 906 of the Sarbanes-Oxley Act of 2002. Amounts in thousands, except per share data.

	As Of and For the Years Ended December 31,
	2002	2003	2004	2005
Statement Of Operations Data:
Revenue	$229,133	$244,551	$267,285	$295,637
Operating Income (Loss)	$(29,278)	$11,697	$15,898	$29,231
Other Expense, net	$7,680	$10,332	$872	$3,513
Income (Loss) From Continuing Operations	$(38,487)	$(3,790)	$9,572	$11,901
Income (Loss) From Discontinued Operations	$2,069	$(25,974)	$1,307	$(83)
Cumulative Effect of Change in Accounting Principle	$(38,800)	$—	$—	$—

Net Income (Loss)	$(75,218)	$(29,764)	$10,879	$11,818

Basic Earnings (Loss) Per Share From Continuing Operations	$(1.32)	$(0.13)	$0.31	$0.39
Diluted Earnings (Loss) Per Share From Continuing Operations	$(1.32)	$(0.13)	$0.27	$0.30
Basic Earnings (Loss) Per Share From Discontinued Operations	$0.07	$(0.87)	$0.04	$—
Diluted Earnings (Loss) Per Share From Discontinued Operations	$0.07	$(0.87)	$0.03	$—
Basic and Diluted Loss Per Share From Cumulative Effect of Change in Accounting Principle	$(1.33)	$—	$—	$—
Basic Earnings (Loss) Per Share	$(2.57)	$(1.00)	$0.36	$0.38
Diluted Earnings (Loss) Per Share	$(2.57)	$(1.00)	$0.30	$0.30

Balance Sheet Data:
Cash and Cash Equivalents	$28,599	$40,013	$35,772	$99,478
Total Assets	$488,228	$455,898	$465,057	$475,588
Deferred Revenue	$114,004	$120,158	$116,238	$94,625
Total Long-Term Debt, including Capital Lease Obligations	$57,969	$107,576	$108,541	$108,559
Total Shareholders’ Equity	$178,957	$148,073	$165,015	$181,688

Other Data:
Working Capital (Deficiency)	$(24,626)	$(2,782)	$20,710	$61,879
Net Cash Provided By Operating Activities	$22,735	$23,878	$31,922	$40,135

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

Over the last three years ended December 31, 2005, our total revenue has grown at an average annual growth rate of 8.9% to $295.6 million in 2005 due to acquisitions, the weakening of the U.S. dollar against the Euro and Japanese Yen and our long-term relationships with major OEM’s and their key suppliers, who have embedded our VPD software solutions within their collaborative design and manufacturing processes. Such embedding of our software provides new and recurring revenue opportunities with respect to the development and marketing of new products, renewal of maintenance contracts, and consulting services.

A significant amount of our expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. During the last several years, we have reevaluated our software and services businesses and have scaled the operations in response to economic conditions. Management has taken the actions required to reduce operating expenses and to improve operating margins, including the decision to discontinue our Systems business in 2003 and the initiation of a restructuring plan in 2003. We have also identified facilities throughout the U.S. and Europe that were or are expected to be closed. In addition, we expanded our software development activities in India through services provided by GSSL, a related party, as a cost effective solution to maintaining our leadership in VPD software.

We will continue to evaluate our business model, including our product mix and positioning, marketing strategies and sales channels to maximize our market opportunities and to improve our operating results. We are committed to improving our cost structures and will continue to streamline our business operations as necessary to best serve the marketplace and to successfully compete in all our geographic locations.

We operate our business in three geographic regions: The Americas (North America and Latin America), EMEA (Europe, Middle East and Africa), and Asia Pacific (Japan, Korea, The People’s Republic of China, Taiwan, Southeast

Asia and India), and manage all of our operations based on software sold and services provided to our customers. These regions operate similarly with respect to industries, customer base and sales channels, but each has unique challenges and opportunities. Although our consolidated results are reported in United States currency, our foreign regions conduct a significant number of transactions in local currency. As a result, our consolidated results of operations may be significantly impacted by changes in foreign currency exchange rates.

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	2003	2004	% Change	2005	% Change
Average Exchange Rate to $1 US
EMEA—Euro	0.8853	0.8051	(10.0)%	0.8032	(0.2)%
Asia Pacific—Japanese Yen	116.0075	108.1637	(7.3)%	110.096	1.8%

Discontinued Operations

In the fourth quarter of 2005, we approved a plan to sell our wholly-owned Japanese service subsidiary, ESTECH Corporation (“ESTECH”). ESTECH was acquired in 2002 as part of the MDI acquisition and provides expert technical services, primarily in structural dynamics, motion, vibration and acoustics to customers primarily in the automotive and precision electronics industries. In the second quarter of 2003, we decided to exit our Systems business and ceased the operations in the third quarter of 2003. The Systems business was acquired as part of the AES acquisition in 2001. Accordingly, all current and prior financial information related to ESTECH and the Systems business has been presented as discontinued operations in the accompanying consolidated financial statements.

Included as part of the accounting for discontinued operations of ESTECH is a loss on disposal of $1.1 million representing the accrued loss on the sale that was consummated in March 2006. For the year ended December 31, 2003, as part of the accounting for discontinued operations of the Systems business, we recorded restructuring charges totaling $3.5 million and asset impairment charges totaling $18.6 million, including $12.0 million related to goodwill. See Note 14—Discontinued Operations in Notes to Consolidated Financial Statements.

2005 Highlights

In 2005, our revenue increased 10.6% to $295.6 million compared to 2004. The increase was primarily attributable to an increase in both software and maintenance and services revenues partially offset by a strengthening of the U.S. Dollar relative to the Japanese Yen. Excluding the effects of foreign currency fluctuations, our revenue increased approximately 11.5% compared to 2004.

Our operating income, including expenses totaling $19.2 million related to the independent investigation and restatement audit, severance of departing officers, facility and department closures and consolidations and other non-recurring items, increased 83.9% to $29.2 million in 2005 compared to $15.9 million in 2004. Our operating margin increased to 9.9% in 2005 from 5.9% in 2004.

In 2005, we generated $40.1 million in cash from operations, compared to $31.9 million in 2004 and $23.9 million in 2003. Our cash, cash equivalents and investments totaled $112.3 million at December 31, 2005, a 54.9% increase compared to $72.5 million at December 31, 2004.

Our goal for growth is to expand our leading position in the simulation software market by further penetrating our installed base, by adding new customers from the supply chains in our existing aerospace and automotive markets, and by expanding with new customers in new markets such as biomedical and consumer products. In 2005, our management focused on, among other things, (i) improving global sales execution; (ii) strengthening our relationships with our most significant customers; (iii) accelerating time-to-market for our new products through increasing the productivity of our research and development organization; (iv) selling more enterprise-wide transactions; and (v) reducing our overhead and infrastructure costs.

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

The following accounting policies are considered to be critical in evaluating and understanding our financial results because they involve inherently uncertain matters or their application requires the most significant and complex judgments and estimates.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. This requires us to make estimates of future write-offs of bad debt accounts related to current period revenue. The amount of our allowances is based on historical experience and our current analysis of the collectibility of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. While such amounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If for some reason we did not reasonably estimate the amount of our doubtful accounts in the future, it could have a material impact on our consolidated results of operations.

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

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. The effective date for SFAS No. 123(R) is for fiscal years beginning after June 15, 2005, which for the Company will be the first quarter of 2006.

Although the adoption of SFAS No. 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or total cash flows, it will affect the Company’s net income and diluted earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. We expect the effect of adopting this standard will be material and estimate that the expense in 2006 will be approximately $2.2 million

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” regarding the SEC Staff’s interpretation of SFAS 123(R). This interpretation provides the SEC Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided. The Company will apply the requirements of SAB 107 upon the adoption of SFAS No. 123(R).

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, the Company generally does not recognize compensation cost for employee stock options and purchases under the Employee Stock Purchase Plan. The effect on reported net income and net income and earnings per share if we had accounted for stock options and stock purchase plans using the fair value recognition provisions of SFAS No. 123 is shown in Note 1 under discussion of stock-based compensation.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” See Note 7—Income Taxes, for further description of the effects on the financial statements of FSP No. 109-2.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. FIN 47 is effective no later than fiscal years ending after December 15, 2005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a material impact on the Company’s results of operations or financial position.

Results of Operations

The following table sets forth items included in the consolidated statements of operations data (amounts in thousands).

	2003	% of Revenue	2004	% of Revenue	2005	% of Revenue
Revenue:
Software	$125,626	51.4%	$127,536	47.7%	$144,034	48.7%
Maintenance and Services	118,925	48.6%	139,749	52.3%	151,603	51.3%

Total Revenue	244,551	100.0%	267,285	100.0%	295,637	100.0%

Cost of revenue:
Software	13,541	5.5%	16,654	6.2%	16,701	5.6%
Maintenance and Services	54,649	22.3%	55,665	20.8%	53,943	18.2%

Total Cost of Revenue	68,190	27.9%	72,319	27.1%	70,644	23.9%

Gross profit	176,361	72.1%	194,966	72.9%	224,993	76.1%

Operating Expenses:
Research and Development	40,733	16.7%	42,115	15.8%	47,256	16.0%
Selling, General and Administrative	118,693	48.5%	135,428	50.7%	147,756	50.0%
Amortization of Intangibles	1,551	0.6%	799	0.3%	750	0.3%
Restructuring and Other Charges	3,687	1.5%	726	0.3%	—	0.0%

Total Operating Expense	164,664	67.3%	179,068	67.0%	195,762	66.2%

Operating Income	11,697	4.8%	15,898	5.9%	29,231	9.9%

Other expense:
Interest Expense	5,346	2.2%	4,576	1.7%	4,415	1.5%
Other Expense (Income), net	4,986	2.0%	(3,704)	-1.4%	(902)	-0.3%

Total Other Expense, net	10,332	4.2%	872	0.3%	3,513	1.2%

Income From Continuing Operations Before Provision for Income Taxes	1,365	0.6%	15,026	5.6%	25,718	8.7%

Provision for Income Taxes	5,155	2.1%	5,454	2.0%	13,817	4.7%

Income (loss) from Continuing Operations	(3,790)	-1.5%	9,572	3.6%	11,901	4.0%
Total Income (Loss) from Discontinued Operations	(25,974)	-10.6%	1,307	0.5%	(83)	0.0%

Net income (loss)	$(29,764)	-12.2%	$10,879	4.1%	$11,818	4.0%

Revenue by Geography by Type

The following table sets forth for the periods indicated, revenue in each of the three geographic regions in which we operate (amounts in thousands):

	2003	2004	% Change	2005	% Change
Total Revenue:
Americas
Software	$37,824	$35,302	-6.7%	$33,837	-4.1%
Maintenance and Services	49,620	54,065	9.0%	53,778	-0.5%

	87,444	89,367	2.2%	87,615	-2.0%

EMEA
Software	44,203	46,567	5.3%	64,079	37.6%
Maintenance and Services	37,619	49,394	31.3%	50,633	2.5%

	81,822	95,961	17.3%	114,712	19.5%

Asia Pacific
Software	43,599	45,667	4.7%	46,118	1.0%
Maintenance and Services	31,686	36,290	14.5%	47,192	30.0%

	75,285	81,957	8.9%	93,310	13.9%

Total revenue	$244,551	$267,285	9.3%	$295,637	10.6%

% Revenue by Geography:
Americas	35.8%	33.4%		29.6%
EMEA	33.5%	35.9%		38.8%
Asia Pacific	30.8%	30.7%		31.6%

In 2005 our software revenue increased in EMEA and in Asia Pacific. Software revenue decreased the Americas. The increase in EMEA was primarily due to further penetration within the aerospace and automotive industries, while the increase in Asia Pacific was attributable to higher sales to automotive customers. The decrease in the Americas was due to reduced corporate IT spending and the reorganization of the Amercas sales organization in the latter half of 2005. In constant dollar terms EMEA and Asia Pacific software revenue increased 39.4% and 2.9%, respectively.

In 2004 our software revenue decreased in the Americas and increased in both EMEA and Asia Pacific compared to 2003. The decrease in the Americas was due primarily to fewer conversions from software on lease to a long term or perpetual license and to some extent the negative impact of a settlement with the Federal Trade Commission on both potential and current customers buying decisions, which required us to license MSC.Nastran to a competitor. The conversion from a leasing model to a perpetual model began in prior years and was substantially completed by fiscal 2003. In 2004 the increases in EMEA and Asia Pacific were due to favorable foreign currency exchange rates compared to 2003. In constant dollar terms, software revenue in EMEA and Asia Pacific decreased approximately 4.2% and 2.0%, respectively, compared to 2003.

In 2005 our maintenance and services revenue increased in the Americas and Asia Pacific and decreased in EMEA. The increases in the Americas and Asia Pacific were primarily due to increased maintenance revenue due to growth of their respective installed customer bases while the decrease in EMEA was due to lower consulting services revenue caused by changes in the nature and timing of completing such services. In constant dollars terms maintenance and services revenue increased 2.3% in EMEA and increased 32.2% in Asia Pacific.

In 2004 our maintenance and services revenue increased in all three regions due to favorable foreign currency exchange rates, an increase in our installed customer base and additional consulting services. In constant dollar terms our maintenance and services revenue in EMEA and Asia Pacific increased approximately 19.6% and 7.4%, respectively, compared to 2003.

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

In addition, due to the cyclical nature of new product releases and spending by larger global accounts, our revenue is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or reseller represented more than 10% of total revenue during the periods presented.

Year-Over-Year Comparisons

Revenue

Total revenue increased 10.6% in 2005 compared to 2004 and increased 9.3% in 2004 compared to 2003. The growth in revenue in 2005 was due to increases in both software and maintenance and services revenue while the increase in revenue in 2004 resulted from higher maintenance and services revenue due to growth in our installed customer base, an increase in our consulting services and favorable foreign currency exchange rates.

The change in foreign currency exchange rates unfavorably affected total revenue in 2005 by approximately $2.4 million due to the strengthening of the U.S. Dollar relative to the Japanese Yen and favorably affected total revenue in 2004 by approximately $13.8 million due to the increase in strength of the Euro and Japanese Yen against the U.S. dollar.

Software revenue. Software revenue increased 12.9% to $144.0 million in 2005 compared to $127.5 million in 2004 due to increased penetration within the aerospace and automotive industries in EMEA. In constant dollar terms software revenue increased 14.3% in 2005 to $145.7 million. As a percent of total revenue, software revenue was 48.7% in 2005 and 47.7% in 2004.

Software revenue increased 1.5% to $127.5 million in 2004 from $125.6 million in 2003. In constant dollars terms, software revenue decreased 4.2% in 2004 to 120.4 million due to reduced corporate IT spending for our core software, particularly in our Americas region. As a percent of total revenue, software revenue was 47.7% in 2004 and 51.4% in 2003.

Maintenance and services revenue. Maintenance and services revenue increased 8.5% to $151.6 million in 2005 compared to 2004. Maintenance revenue increased 15.2% to $107.5 million in 2005 primarily due to year-over-year growth of our installed customer base. Services revenue decreased 5.0% to $44.1 million primarily due to the nature and timing of consulting services provided to our larger customers, particularly in the Americas and EMEA. In constant dollar terms, maintenance and services revenue increased 10.6% in 2005 to $154.5 million. As a percent of total revenue, maintenance and services revenue was 52.0% in 2005 and 52.3% in 2004.

Maintenance and services revenue increased 17.5% to $139.7 million in 2004 compared to 2003. Maintenance revenue increased 14.3% to $93.3 million in 2004 primarily due to year-over-year growth of our installed customer base. Services revenue increased 24.1% to $46.4 million primarily due to additional consulting services provided to our larger global accounts, particularly in the aerospace and automotive sectors, and increased sales of services relating to new licensing contracts. In constant dollar terms, maintenance and services revenue increased 11.9% in 2004 to $133.1 million. As a percent of total revenue, maintenance and services revenue was 52.3% in 2004 and 48.6% in 2003.

Cost of Revenue

Cost of software revenue.    Cost of software revenue, which consists primarily of royalty expenses, amortization of developed technology and the cost of product packaging and documentation materials, was essentially flat in 2005 compared to 2004 at $16.7 million, or 5.6% of revenue, and increased 23.0% to $16.7 million in 2004 compared to 2003, or 6.2% of revenue, primarily due to higher royalty expenses resulting from changes in product mix. Cost of software revenue as a percent of software revenue was 11.6% in 2005, 13.1% in 2004 and 10.8% in 2003.

Cost of maintenance and services revenue.    Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and services revenue decreased 3.1% to $53.9 million in 2005 compared to 2004. The decrease in cost of maintenance and services revenue in 2005 compared to 2004 was principally due to decreases in compensation related expenses. In constant dollar terms, cost of maintenance and services revenue decreased approximately 2.4% to $54.3 million. Cost of maintenance and services revenue as a percent of maintenance and services revenue decreased to 35.6% in 2005 from 39.8% in 2004 due to improved utilization rates.

Cost of maintenance and services revenue increased 1.9% to $55.7 million in 2004 compared to 2003. The increase in cost of maintenance and services revenue in 2004 compared to 2003 was principally due to increases in compensation related expenses and subcontractor costs. In constant dollar terms, cost of maintenance and services revenue decreased approximately 3.7% to $52.6 million. Cost of maintenance and services revenue as a percent of maintenance and services revenue decreased to 39.8% from 46.0% in 2003 due to improved utilization rates.

Operating Expenses

Operating expenses increased 9.3% in 2005 to $195.8 million compared to 2004, and increased 8.7% to $179.1 million in 2004 compared to 2003. As with revenue, our expenses are impacted by foreign currency fluctuations. In constant dollar terms, operating expenses increased in 2005 by 7.6% compared to 2004 and increased by 5.5% in 2004 compared to 2003.

Research and development.    Research and development expenses increased 12.4% to $47.3 million in 2005, or 16.0% of revenue, from $42.1 million in 2004, or 15.8% of revenue. The increase was attributable to higher compensation and benefits primarily due to annual salary increases, higher incentive compensation expenses and increases in our research and development headcount, especially in India.

Research and development expenses increased 3.4% to $42.1 million in 2004, or 15.8% of revenue, from $40.7 million in 2003, or 16.7% of revenue. The increase was mainly attributable to higher compensation and other costs primarily due to an increase in our research and development headcount partially offset by lower subcontractor costs due to less outsourcing of development projects. Additionally, in early 2004 we wrote off $0.3 million of acquired in-process research and development costs in connection with the acquisition of SOFY Technologies Corporation. The projects associated with this charge were completed by the end of 2004.

The research and development expenditures in 2003, 2004 and 2005 were incurred to develop new enterprise software technologies and solutions and to enhance the features and functionality of existing products within our enterprise simulation software suites, including integrated multi-disciplinary tools to complement our SimDesigner, SimManager and SimOffice solutions.

Selling, general and administrative.    Selling, general administrative expenses generally include employee compensation and related benefits, facility and related costs, marketing communications, conference and trade show expenses and sales commissions and incentives. Selling, general and administrative expenses increased 9.2% to $147.8 million in 2005, or 50.0% of revenue, compared to $135.4 million, or 50.7% of revenue, in 2004. Included in these expenses were non-recurring expenses related to the independent investigation and restatement audit totaling $8.6 million and $8.1 million in 2005 and 2004, respectively; severance and related expenses related to the termination of departing officers of $3.9 million and $0.9 million in 2005 and 2004, respectively; costs related to the closure and consolidation of facilities and certain departments aggregating $4.8 million in 2005, and payments of $2.0 million related to the termination of a product and distribution agreement in 2005. In addition, selling, general and administrative expenses for 2005 were impacted by higher salaries and wages, benefits, sales commissions and incentive compensation, including stock-based compensation of $4.5 million in 2005 and $3.3 million in 2004, and lower facility related costs compared to 2004. In constant dollar terms, selling, general and administrative expenses increased 6.7% to $144.5 million.

Selling, general and administrative expenses increased 14.1% to $135.4 million in 2004, or 50.7% of revenue, compared to $118.7 million, or 48.5% of revenue, in 2003. Included in 2004 were non-recurring expenses related to the independent investigation totaling $8.1 million and severance and related expenses related to the termination of departing officers of $0.9 million. In addition, selling, general and administrative expenses for 2004 were impacted by higher salaries and wages, benefits, sales commissions and incentive compensation, including stock-based compensation of $3.3 million in 2004 versus $0.1 million in 2003, and lower facility related costs resulting from prior years’ restructuring initiatives, compared to 2003. In constant dollar terms, selling, general and administrative expenses increased 10.0% to $130.5 million.

Amortization of intangibles.    Amortization of intangibles, primarily related to customer lists with useful lives ranging from five to fifteen years, was $0.8 million in 2005 and 2004 and $1.6 million in 2003. The change in amortization from 2003 to 2004 was due to the full amortization of certain prior costs.

Restructuring and other charges.    Restructuring and other charges include costs related to restructuring activities and asset impairments and related write-offs. There were no restructuring or other charges in 2005. In 2004 and 2003 we recorded charges for impaired assets of $0.7 million and $1.6 million, respectively. In 2003, we recorded restructuring charges totaling $2.1 million related to a corporate restructuring plan designed to bring costs more in line with revenue and strengthen the financial performance of the company. We account for restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard supersedes the guidance provided by Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which was applied to our restructuring activity prior to 2003. Under both standards, the costs associated with our restructuring activity are included as charges to our results of operations. As of December 31, 2005, no significant accrual remained for restructuring activities.

Interest Expense

Interest expense consists of interest on our subordinated notes and debentures and the amortization of debt issue costs and discounts. Interest expense was $4.4 million in 2005 compared to $4.6 million in 2004 and $5.3 million in 2003. The decrease in 2004 from 2003 resulted primarily from our debt refinancing in May 2003, which included the sale of $100 million of 2.5% Senior Subordinated Convertible Notes in a private offering, and repayment of notes payable which bore interest at significantly higher interest rates. Refer to “Liquidity and Capital Resources” for further discussion.

Other Expense (Income), Net

Other expense (income) includes interest income, gains and losses on property and equipment, foreign currency transaction gains and losses, and other non-operating income and expense. Other expense (income) was ($0.9 million) in 2005, ($3.7 million) in 2004 and $5.0 million in 2003. Other income declined in 2005 compared to 2004 primarily due to a $2.6 million unfavorable impact from foreign currency transactions while other expense in 2003 included prepayment penalties of $3.8 million and a write-off of approximately $2.3 million of unamortized debt issuance costs related to the refinancing of our debt, partially offset by foreign currency gains.

Provision for Income Taxes

Our effective annual income tax rate was 377.7%, 36.3% and 53.7% in 2003, 2004 and 2005, respectively. The change in the effective tax rate between years reflects the impact of foreign earnings and domestic losses, foreign tax rate variances and valuation allowances established against domestic net operating losses and other domestic deferred tax assets.

Discontinued Operations

In the fourth quarter of 2005, the Company approved a plan to sell its wholly-owned Japanese service subsidiary, ESTECH Corporation (“ESTECH”). Accordingly, ESTECH has been accounted for as a discontinued operation within the consolidated financial statements and includes a $1.1 million loss from disposal. On June 30, 2003, we decided to exit our systems business. In 2003, we recorded an $8.4 million loss, net of tax from discontinued operations and an $18.6 million loss, net of tax from the disposal of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
	2003	2004	2005
Cash, cash equivalents and investments	$46,502	$72,494	$112,298
Working capital (deficiency)	$(2,782)	$20,710	$61,879
Net cash provided by operating activities	$23,878	$31,922	$40,135
Net cash provided (used) in investing activities	$(28,934)	$(33,368)	$27,070
Net cash provided by financing activities	$20,149	$(768)	$577

Our cash, cash equivalents and investments at December 31, 2005 increased 54.9% when compared to December 31, 2004 and increased 55.9% at December 31, 2004 when compared to December 31, 2003. The increases were due primarily to improving cash flows from operations, favorably impacted by our results of operations.

In the past, working capital needed to finance our operations has been provided by cash on hand and from cash flow from operations. We believe that cash and cash equivalents and cash generated from operations will continue to provide sufficient capital for normal working capital needs for at least the next 12 months. Our ability to generate cash flows from operations is dependent on collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits and facilities. Outside of these expenses, we do not have a significant amount of vendor payables. Currently, our debt obligations are long term in nature and will not require significant cash outflows over the next twelve months. We may engage in additional financing methods that we believe are advantageous, particularly to finance acquisitions.

Our working capital (current assets minus current liabilities) increased $41.2 million to $61.9 million at December 31, 2005 compared to working capital of $20.7 million at December 31, 2004, and increased $23.5 million as of December 31, 2004 when compared to the working capital deficiency of $2.8 million at December 31, 2003. The increases in working capital were primarily due to the timing of cash receipts on billings and payment of accounts payable and accrued liabilities, including those related to restructuring activities and non-recurring expenses, and changes in deferred revenue.

We are currently under an SEC investigation. As a result of this investigation, we may be exposed to penalties and other contingencies or obligations that may be material to our consolidated financial statements. Refer to Note 11—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements.

Net cash provided by operations was $40.1 million for 2005 compared to $31.9 million for 2004 and $23.9 million for 2003. The increase in cash flows from operations during 2005 and 2004 was reflects improved results of operations, and lower payment of accounts payable and liabilities, offset by lower collections of billings and changes in deferred revenue. Our accounts receivable aging improved in 2005 with days sales outstanding decreasing to 79 days at December 31, 2005 compared to 90 days at December 31, 2004 and 98 days at December 31, 2003. Our days sales outstanding generally exceed 60 days due to the high proportion of billings generated from our international operations , which generally have longer payment terms compared to the U.S. In addition, our days sales outstanding are also negatively impacted by the significant volume of sales transactions and invoicing that occurs near the end of any given quarter.

Net cash generated from investing activities was $27.1 million in 2005 compared to net cash used of $33.4 million in 2004 and $28.9 million in 2003. The increase in cash from investing activities during 2005 was primarily due to proceeds received from sales of auction rate securities. Capital expenditures for property and equipment decreased in 2005 and 2004 as the result of management’s continuing effort to limit capital expenditures to required additions. Our capital expenditures vary from year to year, as required by business needs.

Capital expenditures primarily include upgrades to facilities and replacement of computer equipment used in the development and support of our software products and business processes. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management systems. In 2006, we estimate that our capital expenditures will total approximately $12.0 million, including $5.0 million for an implementation of a worldwide financial and management system designed to process transactions more efficiently, to improve internal processes and controls and to provide management reporting necessary to support our long-term strategic plans.

During 2003, 2004 and 2005, our research and development expenditures totaled $40.7 million, $42.1 million and $47.3 million, respectively, none of which was capitalized due to the short duration between technological feasibility and general availability of the new software to our customers. We expect to continue to invest a substantial portion of our revenues in the development of new enterprise computing software and the enhancement of existing products, technologies and solutions, including integrated multi-disciplinary tools and our SimDesigner, SimManager and SimOffice solutions. In 2006, we estimate our expenditures for research and development activities will be $46.0 million.

Net cash provided by financing activities in 2005 was $0.6 million, which included proceeds of $1.2 million received from exercises of stock options by former employees and purchases of stock awards by current officers, compared to net cash used of $0.8 million in 2004 and net cash provided of $20.1 million in 2003, which included the refinancing of a significant portion of our debt from the sale of $100.0 million of 2.5% Senior Subordinated Convertible Notes (the “Convertible Notes”) in a private offering in May 2003. The Convertible Notes were offered to investors at 100% of their principal amount. We incurred approximately $3.8 million of debt issuance costs, which are being amortized over the five year term of the Convertible Notes.

The Convertible Notes mature on May 5, 2008 and bear interest at 2.5% with interest payments due semi-annually on May 5 and November 5, beginning on November 5, 2003. The Convertible Notes are convertible into our common stock at a conversion price of $8.515 per share, subject to adjustment upon the occurrence of specified events. This represents a 30% conversion premium based on the closing price of $6.55 of our common stock on the date of sale of the Convertible Notes. Each $1,000 principal amount of the Convertible Notes is initially convertible into 117.4398 shares of our common stock. The holders of the Convertible Notes may convert their Convertible Notes at any time on or before the maturity date. On May 18, 2006, we announced we would call all of the outstanding Convertible Notes on June 16, 2006 pursuant to the provisions of the indenture. If the Convertible Notes are converted, our interest payments would decrease by $2.5 million annually. Refer to Note 16 – Subsequent Events.

We used the proceeds from the Convertible Notes to repay all amounts outstanding under our then existing loan agreement and $20.0 million of the notes payable to shareholders issued in connection with the acquisition of AES in July 2001. Approximately $11.9 million of the proceeds were used to acquire U.S. Government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due. As of December 31, 2005, the balance of the pledged securities is $6.0 million.

In connection with the issuance of the Convertible Notes, we terminated our then existing loan agreement and paid approximately $3.8 million of prepayment penalties and wrote-off approximately $2.3 million of unamortized debt issuance costs related to that loan agreement in May 2003.

Due to the fact we were delinquent in filing our Annual Report on Form 10-K for 2003 and our quarterly reports on Form 10-Q in 2004, the coupon rate on the Convertible Notes increased from 2.5% to 3.0% in May 2004. The coupon rate returned to 2.5% in May 2005.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2005 (in thousands).

	As of December 31, 2005
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Subordinated Notes Payable	$8,000	—	—	$8,000	—
—Interest Payments	2,560	640	1,280	640	—
Subordinated Convertible Debentures	100,000	—	100,000	—	—
—Interest Payments	6,250	2,500	3,750	—	—
Operating Lease Obligations	75,452	13,874	22,829	19,578	19,171
Capital Lease Obligations	1,184	745	439	—	—
Pension Obligations	3,524	107	274	743	2,400
Severance Agreements	336	336	—	—	—

Total Contractual Obligations	$197,306	$18,202	$128,572	$28,961	$21,571

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

International revenue represented 64.3%, 66.6% and 70.4% of our total revenue for 2003, 2004 and 2005, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. In 2005, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $9.9 million and our income from continuing operations by approximately $2.2 million.

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

Investment Risk

As of December 31, 2005 our investments no longer included auction rate securities whereas of December 31, 2004 our investments included both marketable equity securities and auction rate securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during 2004 or 2005. Refer to Note 1 in the accompanying Notes to Consolidated Financial Statement, discussing fair value of financial instruments.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. See Item 13 for discussion of our relationship with GSSL and related transactions. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of December 31, 2005, we owned 5,200,000 shares of GSSL stock with an original cost of $68,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MSC.SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2005

(in thousands except per share value amounts)

	2004	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$35,772	$99,478
Investments	36,722	12,820
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $3,313 and $1,296, respectively.	69,461	73,141
Deferred Tax Assets	21,139	18,059
Current Assets of Discontinued Operations	9,099	5,803
Other Current Assets	10,503	8,815

Total Current Assets	182,696	218,116
Property and Equipment, Net	24,025	16,271
Goodwill and Indefinite Lived Intangibles, Net	180,491	180,491
Other Intangible Assets, Net	37,702	31,829
Deferred Tax Assets	13,892	7,917
Other Assets	19,433	14,579
Long-Term Assets of Discontinued Operations	6,818	6,385

Total Assets	$465,057	$475,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,471	$12,097
Compensation and Related Expenses	15,982	18,921
Restructuring Reserve	102	11
Income Tax Payable	681	9,145
Deferred Revenue	116,238	94,625
Other Current Liabilities	15,642	18,572
Current Liabilities of Discontinued Operations	4,870	2,866

Total Current Liabilities	161,986	156,237
Deferred Income Taxes	16,902	16,641
Long-Term Debt	107,195	107,375
Other Long-Term Liabilities	12,574	12,254
Long-Term Liabilities of Discontinued Operations	1,385	1,393

Total Liabilities	300,042	293,900

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 30,780,000 and 30,926,000 Shares Issued; and 30,740,000 and 30,886,000 Shares Outstanding, respectively	308	309
Additional Paid-In Capital	291,834	300,793
Deferred Compensation	(69)	(3,029)
Accumulated Other Comprehensive Loss:
Currency Translation Adjustment, net of tax	(10,862)	(15,863)
Unrealized Investment Gain, net of tax	6,654	10,782
Minimum Pension Liability, net of tax	—	(272)

Total Accumulated Other Comprehensive Loss	(4,208)	(5,353)

Accumulated Deficit	(122,573)	(110,755)
Treasury Shares, At Cost (40,000 Shares)	(277)	(277)

Total Shareholders’ Equity	165,015	181,688

Total Liabilities and Shareholders’ Equity	$465,057	$475,588

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(in thousands, except per share data)

	2003	2004	2005
Revenue:
Software	$125,626	$127,536	$144,034
Maintenance and Services	118,925	139,749	151,603

Total Revenue	244,551	267,285	295,637

Cost of Revenue:
Software	13,541	16,654	16,701
Maintenance and Services	54,649	55,665	53,943

Total Cost of Revenue	68,190	72,319	70,644

Gross Profit	176,361	194,966	224,993

Operating Expenses:
Research And Development	40,733	42,115	47,256
Selling, General and Administrative	118,693	135,428	147,756
Amortization of Intangibles	1,551	799	750
Restructuring and Other Charges	3,687	726	—

Total Operating Expense	164,664	179,068	195,762

Operating Income	11,697	15,898	29,231

Other Expense (Income):
Interest Expense	5,346	4,576	4,415
Other Expense (Income), Net	4,986	(3,704)	(902)

Total Other Expense, Net	10,332	872	3,513

Income From Continuing Operations Before Provision For Income Tax	1,365	15,026	25,718
Provision For Income Taxes	5,155	5,454	13,817

Income (Loss) From Continuing Operations	(3,790)	9,572	11,901

Discontinued Operations:
Income (Loss) From Discontinued Operations, Net of Income Taxes	(7,378)	1,307	1,027
Loss From Disposal Of Discontinued Operations, Net of Income Taxes	(18,596)	—	(1,110)

Total Income (Loss) From Discontinued Operations	(25,974)	1,307	(83)

Net Income (Loss)	$(29,764)	$10,879	$11,818

Basic Earnings (Loss) Per Share From Continuing Operations	$(0.13)	$0.31	$0.39
Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.13)	$0.27	$0.30
Basic Earnings (Loss) Per Share From Discontinued Operations	$(0.87)	$0.04	$—
Diluted Earnings (Loss) Per Share From Discontinued Operations	$(0.87)	$0.03	$—
Basic Earnings (Loss) Per Share	$(1.00)	$0.36	$0.38
Diluted Earnings (Loss) Per Share	$(1.00)	$0.30	$0.30
Basic Weighted-Average Shares Outstanding	29,883	30,619	30,835
Diluted Weighted-Average Shares Outstanding	29,883	43,026	44,236

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(in thousands)

	Issued	Treasury Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Treasury Shares, At Cost	Net Shareholders’ Equity
Balance at January 1, 2003	29,554	(40)	$296	$284,389	$(1,763)		$(103,688)	$(277)	$178,957
Net Loss	—	—	—	—		—	(29,764)	—	(29,764)
Foreign Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	(4,206)	—	—	—	(4,206)
Unrealized Investment Gain, net of Tax Provision of $79	—	—	—	—	1,233	—	—	—	1,233

Comprehensive Loss	—	—	—	—	—	—	—	—	(32,737)

						—
Shares Returned Relating to Business Acquired	(109)	—	(1)	(999)	—	—	—	—	(1,000)
Shares Issued as Compensation	15	—	—	130	—	—	—	—	130
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	719	—	7	2,716	—	—	—	—	2,723

Balance at December 31, 2003	30,179	(40)	302	286,236	(4,736)	—	(133,452)	(277)	148,073
Net Income	—	—	—	—	—	—	10,879	—	10,879
Foreign Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	(1,398)	—	—	—	(1,398)
Unrealized Investment Gain, net of Tax Provision of $278	—	—	—	—	1,926	—	—	—	1,926

Comprehensive Income	—	—	—	—	—	—	—	—	11,407

Shares Issued as Compensation	307	—	3	3,207	—	(87)	—	—	3,123
Amortization of Deferred Compensation	—	—	—	—	—	18	—	—	18
Shares Issued for Business	87	—	1	878	—	—	—	—	879
Acquired
Expense Recognized from Modification of Stock Options	—	—	—	145	—	—	—	—	145
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	207	—	2	1,368	—	—	—	—	1,370

Balance at December 31, 2004	30,780	(40)	308	291,834	(4,208)	(69)	(122,573)	(277)	165,015
Net Income	—	—	—	—	—	—	11,818		11,818
Foreign Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	(5,001)	—	—	—	(5,001)
Unrealized Investment Gain, net of Tax Provision of $0	—	—	—	—	4,128	—	—	—	4,128
Minimum Pension Liability, net of Tax Benefit of $181					(272)				(272)

Comprehensive Income	—	—	—	—	—	—	—	—	10,673

Shares Issued as Compensation	25	—	—	166	—	—	—	—	166
Restricted Stock and Awards Issued as Compensation	50	—	—	4,979	—	(4,392)	—	—	587
Amortization of Deferred Compensation	—	—	—	—	—	1,432	—	—	1,432
Expense Recognized from Modification of Stock Options	—	—	—	3,107	—	—	—	—	3,107
Shares Issued Under Employee Stock Option Plans	71	—	1	707	—	—	—	—	708

Balance at December 31, 2005	30,926	(40)	$309	$300,793	$(5,353)	$(3,029)	$(110,755)	$(277)	$181,688

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(in thousands)

	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(29,764)	$10,879	$11,818
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision (Credit) for Doubtful Accounts	(181)	991	498
Depreciation and Amortization of Property and Equipment	15,062	10,769	7,687
Amortization of Intangibles	7,995	6,150	5,521
Amortization of Debt Issuance Costs	1,003	912	913
Write-off of Acquired In-Process Technology	—	338	—
Write-off of Debt Issuance Costs	2,287	—	—
Loss (Gain) on Disposal of Property & Equipment	849	669	(68)
Loss on Disposal of Subsidiary	—	—	1,110
Impairment of Assets	9,695	1,736	—
Impairment of Goodwill	12,033	—	—
Stock Based Compensation	130	3,283	4,540
Deferred Income Taxes	(1,902)	(3,478)	8,946
Other	56	—	30
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions:
Trade Accounts Receivable	(8,370)	482	(4,178)
Other Current Assets	(1,413)	5,644	1,688
Other Assets	2,214	664	4,122
Accounts Payable	(905)	(2,077)	3,626
Other Current Liabilities	(9,314)	1,592	2,916
Deferred Revenue	6,153	(4,140)	(21,613)
Income Taxes Payable	(701)	681	8,464
Compensation and Related Expenses	3,921	595	3,083
Restructuring Reserve	(3,015)	(1,127)	(91)
Other Liabilities	4,959	(592)	(257)
Discontinued Operations	13,086	(2,049)	1,380

Net Cash Provided By Operating Activities	23,878	31,922	40,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(13,068)	(3,453)	(2,277)
Proceeds from Sale of Property and Equipment	3	6	915
Businesses Acquired, Net of Cash Received	(3,762)	(1,786)	—
Purchases of Available-for-Sale Equity Securities	—	(28,000)	(7,500)
Proceeds from Sale of Available-for-Sale Equity Securities	—	—	35,500
Purchases of Held-to-Maturity Debt Securities	(11,839)	—	—
Discontinued Operations	(268)	(135)	432

Net Cash Provided by (Used) In Investing Activities	(28,934)	(33,368)	27,070

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(in thousands)

	2003	2004	2005
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Subordinated Convertible Debentures	100,000	—	—
Proceeds from Exercise of Stock Options	—	—	1,244
Repayments of Note Payable	(65,843)	—	—
Payment of Debt Issuance Costs	(3,750)	—	—
Repayments of Capital Lease Obligations	(253)	(126)	(588)
Repayments of Capital Lease Obligations—Discontinued Operations	(661)	(642)	(79)
Repayments of Note Payable—Discontinued Operations	(9,344)	—	—

Net Cash Provided By Financing Activities	20,149	(768)	577

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,679)	(2,027)	(4,076)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,414	(4,241)	63,706
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	28,599	40,013	35,772

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$40,013	$35,772	$99,478

Supplemental Cash Flow Information:
Income Taxes Paid, net	$9,345	$7,513	$3,403
Interest Paid	$5,149	$5,194	$3,540
Property and Equipment acquired using Capital Leases	$—	$1,003	$543
Reconciliation of Businesses Acquired, Net of Cash Received:
Fair Value of Assets Acquired	$3,911	$3,216	$—
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock	$—	$(880)	$—
Liabilities Assumed	(149)	(550)	—

Businesses Acquired, Net of Cash Received	$3,762	$1,786	$—

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company completed several small acquisitions in 2003 and 2004. The results of the operations of the acquired companies have been included in the consolidated statements of operations from the dates of acquisition. Refer to Note 2—Business Acquisitions.

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

Discontinued Operations—During the fourth quarter of 2005, the Company approved a plan to sell its Japanese service subsidiary, ESTECH Corporation (“ESTECH”). In March 2006, the sale of ESTECH was completed. In 2003, the Company ceased operations of its Systems business. Accordingly, all current and prior financial information related to ESTECH and the Systems business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 14—Discontinued Operations.

Cash and Cash Equivalents—The Company considers investments with maturities of three months or less when purchased to be cash equivalents.

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

As of December 31, 2004 and 2005, all of our short-term investments were classified as available-for-sale. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, we have classified all marketable investments, including auction rate securities, as short-term investments as they are available for current operations. Realized gains and losses on sales of investment securities and declines in value judged to be other than temporary are included in other expense (income) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Our debt securities are classified as held-to-maturity and are reported at amortized cost in the consolidated balance sheets as other assets. Such debt securities are referred to as pledged securities in connection with our Convertible Debentures. Refer to Note 3—Long-Term Debt.

As of December 31, 2004 and 2005, our non-qualified supplemental retirement plan had investments in marketable equity securities classified as available-for-sale, which are included in other assets in the accompanying consolidated balance sheets. Refer to Note 9—Pensions and Other Employee Benefits.

Available-for-sale and held-to-maturity equity and debt securities were as follows at December 31, 2004 and 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2004
Available-for-sale securities (carried at fair value) classified as current assets:
Equity Investments.	$68	$8,624	$—	$8,692
Auction Rate Securities	28,000	30	—	28,030

	28,068	8,654	—	36,722

Available-for-sale securities (carried at fair value) classified as long-term assets:
Investments Held in Supplemental Retirement Plan	819	1,128	—	1,947
Held-to-maturity securities (carried at amortized cost) classified as long-term assets:
Pledged Securities	8,417	—	(81)	8,336

	$37,304	$9,782	$(81)	$47,005

At December 31, 2005
Available-for-sale securities (carried at fair value) classified as current assets:
Equity Investments.	$68	$12,752	$—	$12,820
Available-for-sale securities (carried at fair value) classified as long-term assets:
Investments Held in Supplemental Retirement Plan	819	9	—	828
Held-to-maturity securities (carried at amortized cost) classified as current assets:
Pledged Securities	2,481	—	(41)	2,440
Held-to-maturity securities (carried at amortized cost) classified as long-term assets:
Pledged Securities	3,593	—	(59)	3,534

	$6,961	$12,761	$(100)	$19,622

Contractual maturities of held-to-maturity equity and debt securities at December 31, 2005 were as follows (in thousands):

	Held-to- Maturity Securities
	Amortized Cost	Estimated Fair Value
Due in less than one year	$2,481	$2,440
Due in 1-5 years	3,593	3,534

	$6,074	$5,974

We had no contractual maturities of available-for-sale equity and debt securities at December 31, 2005.

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

Our allowance for doubtful accounts at December 31, 2004 and 2005 was $3,313,000 and $1,296,000, respectively. Our provision (credit) for doubtful accounts totaled $(181,000), $991,000 and $498,000 in 2003, 2004 and 2005, respectively, and were recorded in selling, general and administrative expense in the consolidated statements of operations.

Property and Equipment—Property and equipment, including software for internal use, are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding lease term. Refer to Note 4—Property and Equipment.

Software for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Costs for purchased software and internal software development activities are capitalized beginning when the Company has determined (1) that technology exists to achieve the performance requirements, (2) buy versus internal development decisions have been made and (3) the Company’s management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of two years using the straight-line method. Amounts capitalized during 2003, 2004 and 2005 totaled $7,030,000, $1,199,000 and $178,000, respectively.

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

Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets, if material. Except for the assets of ESTECH, which have been presented as part of discontinued operations, there were no assets held for disposal that were material to the consolidated balance sheet at December 31, 2005.

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

As a result of the Company’s decision to discontinue its Systems business in 2003, goodwill of $12,033,000 was written off in 2003. Refer to Note 14—Discontinued Operations.

We performed our annual impairment test during the fourth quarters of 2003, 2004 and 2005 and were not required to record any impairment losses on goodwill. Refer to Note 5—Goodwill and Other Intangible Assets.

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

Advertising Expense—The cost of advertising is expensed as incurred. The Company incurred $1,528,000, $1,087,000, and $813,000 in advertising costs during the years ended December 31, 2003, 2004 and 2005, respectively.

Royalties to Third Parties—The Company has agreements with third parties requiring the payment of royalties for sales of third party products or inclusion of such products as a component of the Company’s products. Royalties are charged to cost of software license revenue when incurred and totaled $7,518,000, $6,658,000 and $5,905,000 in 2003, 2004 and 2005, respectively.

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

Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”) been determined based on the estimated fair value at the grant date for awards during the years ended December 31, 2003, 2004 and 2005 consistent with the provisions of SFAS No. 123, the Company’s Net Income (Loss), Basic Earnings (Loss) Per Share and Diluted Earnings (Loss) Per Share for the years ended December 31, 2003, 2004 and 2005 would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

	2003	2004	2005
Net Income (Loss), As Reported	$(29,764)	$10,879	$11,818
Add (Deduct):
Stock-Based Employee Compensation Included in Reported Net Income (Loss), Net of Related Tax Effects	(245)	116	663
(Deduct) Add:
Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	5,251	(3,502)	(492)

Pro Forma Net Income (Loss)	$(24,758)	$7,493	$11,989

Earnings (Loss) Per Share:
Basic—As Reported	$(1.00)	$0.36	$0.38
Basic—Pro Forma	$(0.83)	$0.24	$0.39
Diluted—As Reported	$(1.00)	$0.30	$0.30
Diluted—Pro Forma	$(0.83)	$0.18	$0.27

Using the Black-Scholes valuation model, the estimated per share weighted-average fair value of stock options granted during the years ended December 31, 2003, 2004 and 2005 was $4.38, $5.29 and $7.69, respectively.

The pro forma effect on the Company’s Net Income (Loss) and Basic and Diluted Earnings (Loss) Per Share for 2003, 2004 and 2005 may not be representative of the pro forma effect in future years. The pro forma effect does not take into consideration compensation expense related to grants in future years, which are anticipated. The fair value of each option and each ESPP share is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the periods indicated:

	Years Ended December 31,
	2003	2004	2005
Stock Options:
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	67.0%	70.0%	66.0%
Risk-Free Interest Rate	2.95%	3.48%	4.04%
Estimated Life	5 years	5 years	5 years

ESPP Shares:
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	54.0%	54.0%	0.0%
Risk-Free Interest Rate	1.21%	1.01%	0.00%
Estimated Life	0.5 years	0.5 years	—

Pursuant to the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees were entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 10% discount from the fair market value of the common stock as of specific dates. This qualified ESPP under Sections 421 and 423 of the Internal Revenue Code was offered to all eligible employees and was non-compensatory under APB Opinion No. 25. Since July 31, 2004, there have been no additional purchases of the Company’s stock under the ESPP. Refer to Note 10—Stock Option Plans, Warrants and Stock Based Compensation.

Income Taxes—The Company uses the asset and liability method of accounting for income taxes. Provision is made in the Company’s consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from temporary differences in accounting for intangible assets, capitalized software costs, deferred revenue, foreign deferred taxes, undistributed earnings of international subsidiaries, compensation and various state and federal tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. Refer to Note 7—Income Taxes.

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

Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that we consider to be of a long-term investment nature are recorded in accumulated other comprehensive income (loss) while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which we anticipate settlement in the foreseeable future are recorded in the consolidated statements of operations. The aggregate foreign currency transaction gains included in other expense (income) on the consolidated statements of operations were $281,000, $1,574,000 and $1,279,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Earnings (Loss) Per Share—Basic Earnings (Loss) Per Share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock. Diluted Earnings Per Share is computed by using the weighted-average number of common and potentially dilutive shares outstanding during each period. Potentially dilutive shares are not included in the per share calculations where their inclusion would be anti-dilutive. Refer to Note 12—Earnings (Loss) Per Share.

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

For 2003, 2004, and 2005, we had no customers that accounted for 10% or more of total revenue. As of December 31, 2003, 2004 and 2005, we had no customers that accounted for 10% or more of gross accounts receivable. MSC does not require collateral from its customers prior to granting credit.

Self-Insurance—Beginning in 2003 the Company self-insured certain medical claims and benefits offered to our employees. Based on analysis of the historical data, the estimated cost of future claims as of December 31, 2004 and 2005 was $509,000 and $696,000, respectively, which is reflected as an accrued liability in the accompanying consolidated balance sheets.

Fair Values of Financial Instruments—At December 31, 2003, 2004 and 2005, the Company’s financial instruments included cash and cash equivalents, trade receivables, marketable securities, accounts payable, notes payable to shareholders, subordinated notes payable and subordinated convertible debentures. The carrying amount of cash and cash equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of marketable equity investments, debt securities and subordinated convertible debentures were determined based on quoted market prices at year-end. The estimated fair value of the notes payable to shareholders and subordinated notes payable was determined based on the present value of their future cash flows using a discount rate that approximates the Company’s current borrowing rate.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2004 and 2005 are as follows (in thousands):

	2004		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instrument Assets:
Equity Investments	$8,692	$8,692	$12,820	$12,820
Auction Rate Securities	$28,030	$28,030
Pledged Securities	$8,417	$8,336	$6,074	$5,974
Investments Held in Supplemental Retirement Plan	$1,947	$1,947	$828	$828
Financial Instrument Liabilities:
Subordinated Notes Payable, including Current Portion	$(7,195)	$(7,490)	$(7,375)	$(7,926)
Subordinated Convertible Debentures	$(100,000)	$(129,600)	$(100,000)	$(199,000)

Impact of Recently Issued Accounting Standards

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

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. The effective date for SFAS No. 123(R) is for fiscal years beginning after June 15, 2005, which for the Company will be the first quarter of 2006.

Although the adoption of SFAS No. 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or total cash flows, it will affect the Company’s net income and diluted earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. We expect the effect of adopting this standard will be material and estimate that the expense in 2006 will be approximately $2.2 million.

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

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” See Note 7—Income Taxes, for further description of the effects on the financial statements of FSP No. 109-2.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. FIN 47 is effective no later than fiscal years ending after December 15, 2005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a material impact on the Company’s results of operations or financial position.

NOTE 2—BUSINESS ACQUISITIONS

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

NOTE 3—LONG-TERM DEBT

As of December 31, 2004 and 2005, long-term debt included the following (in thousands):

	2004	2005
8% Subordinated Notes Payable due June 17, 2009, net of unamortized discount of $805 and $625, respectively.	$7,195	$7,375
2.5% Senior Subordinated Debentures due May 5, 2008	100,000	100,000

	107,195	107,375

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

The Convertible Notes mature on May 5, 2008 and bear interest at 2.5% with interest payments due semi-annually on May 5 and November 5, beginning on November 5, 2003. The Convertible Notes are convertible into the Company’s common stock at a conversion price of $8.515 per share. This represents a 30% conversion premium. Each $1,000 principal amount of the Convertible Notes is initially convertible into 117.4398 shares of the Company’s common stock. The holders of the Convertible Notes may convert their Convertible Notes at any time on or before the maturity date. On May 18, 2006, the Company announced it would call all of the outstanding Convertible Notes on June 16, 2006 pursuant to the provisions of the indenture. Refer to Note 16 – Subsequent Events.

The Company used the proceeds from the Convertible Notes to repay all amounts outstanding under its existing term loan and $20,000,000 of the notes payable to shareholders issued in connection with the acquisition of AES in July 2001. The proceeds were also used to acquire $11,876,000 of U.S. Government securities that are pledged to a trustee for the payment of all scheduled interest payments on the Convertible Notes when due. These securities are classified as held-to-maturity and reported at amortized cost in the accompanying balance sheets. As of December 31, 2005, the balance of the pledged securities is $6,074,000. The portion of pledged securities that will be used to pay interest each May and November is included in other current assets and the remaining $3,593,000 is included in other assets in the accompanying consolidated balance sheet as of December 31, 2005.

In connection with the issuance of the Convertible Notes, the Company terminated its existing term loan, paid $3,797,000 of prepayment penalties and wrote-off $2,287,000 of unamortized debt issuance costs related to the existing term loan. These refinancing related costs totaling $6,084,000 are included in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2003.

Subordinated Notes Payable

In June 1999, in connection with an acquisition, the Company issued subordinated notes payable in the aggregate principal amount of $14,236,000. The subordinated notes payable were recorded at their estimated fair value at the time of issuance, net of a discount of $2,596,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. At December 31, 2005, the principal balance of the subordinated notes payable was $8,000,000 and their carrying amount was $7,375,000, net of an unamortized discount of $625,000. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the notes payable. The entire remaining principal balance is due in June 2009.

Capital Lease Obligations

The Company has capital lease obligations covering primarily computer equipment. As of December 31, 2004 and 2005, such obligations totaled $1,346,000 and $1,184,000, of which $670,000 and $745,000, respectively, are included in other accrued liabilities based on their maturities. The long-term portion are included in other long-term liabilities.

The maturities of the Company’s debt and capital lease obligations are approximately as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases
2006	$—	$745
2007	—	439
2008	100,000	—
2009	8,000	—
2010 and Thereafter	—	—

	$108,000	$1,184

NOTE 4—PROPERTY AND EQUIPMENT

As of December 31, 2004 and 2005 property and equipment, at cost consisted of the following (in thousands):

	Depreciable Lives	2004	2005
Software, Computers and Other Equipment	2-5 years	$49,982	$44,689
Leasehold Improvements	Over lease term	13,066	11,220
Furniture and Fixtures	5 years	10,270	9,049

		73,318	64,958
Less Accumulated Depreciation and Amortization		(49,293)	(48,687)

Property and Equipment, Net		$24,025	$16,271

Included in software, computers and other equipment are capital lease costs totaling $565,000, $544,000 and $1,116,000 as of December 31, 2003, 2004 and 2005, respectively.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2003, 2004, and 2005 was $15,062,000, $10,769,000 and $7,687,000, respectively. In connection with discontinuing our Systems business in 2003, the Company wrote down property and equipment, net of depreciation, by $525,000. Refer to Note 14—Discontinued Operations.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of our reporting units are as follows (in thousands):

	Software Segment	Services Segment	Total
Balance at January 1, 2004	118,580	35,504	154,084
Purchase accounting adjustments	(242)	(119)	(361)

Balance at December 31, 2004	118,338	35,385	153,723

Balance at December 31, 2005	$118,338	$35,385	$153,723

As a result of our decision to discontinue our Systems business in 2003, the goodwill related to ESTECH and the Systems business was reclassified to Long Term Assets of Discontinued Operations. In 2003, we wrote off the remaining goodwill of $12,033,000 related to the Systems business. Refer to Note 14—Discontinued Operations.

As of December 31, 2004 and 2005, indefinite lived intangibles totaled $26,768,000, primarily consisting of trademarks and trade names.

As of December 31, 2004 and 2005, other intangible assets consisted of the following (in thousands):

	Estimated Useful Life	2004	2005
Developed Technology	10 years	$50,655	$50,301
Customer Lists	5-15 years	7,612	7,612
Value Added Reseller Distribution Channel	4 years	211	210

		58,478	58,123
Less Accumulated Amortization		(20,776)	(26,295)

Other Intangible Assets, Net		$37,702	$31,829

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Years Ended December 31,	Estimated Amortization Expense
2006	$5,917
2007	$5,853
2008	$5,847
2009	$4,595
2010	$3,786
Thereafter	$6,046

NOTE 6—RESTRUCTURING RESERVE

During 2001, 2002 and 2003, the Company initiated three separate restructuring plans. The 2001 Plan was related to the acquisition of AES for certain redundant expenses that needed to be eliminated. All facilities included in the 2001 Plan have been subleased or the lease has been terminated. The 2002 Plan was created as a result of weakened economic conditions in all three world areas in which the Company operates. It was determined that workforce reductions and facility consolidations would be necessary to return the Company to profitability. In addition, the acquisition of Mechanical Dynamics, Inc. (“MDI”) in 2002 created certain redundant expenses that needed to be eliminated. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), the costs related to the integration of MDI were included as assumed liabilities in the net tangible assets acquired. Under the 2002 Plan, the Company terminated 310 employees and subleased or terminated the leases on certain facilities. The 2003 Plan was initiated as further cost reductions were necessary to improve profitability and included the termination of 55 employees. A portion of the 2001 Plan and 2002 Plan has been reclassified to current liabilities of discontinued operations. Refer to Note 14—Discontinued Operations.

The following is the activity in the restructuring reserve for the periods indicated by plan (in thousands):

	2002 Plan		2003 Plan	Total Restructuring Reserve
	Workforce Reductions	Facilities	Workforce Reductions
Balance at January 1, 2003	$3,075	$563	$—	$3,638
Restructuring Charges	—	—	2,117	2,117
Cash Payments	(2,235)	(417)	(1,874)	(4,526)

Balance at December 31, 2003	840	146	243	1,229
Cash Payments	(738)	(146)	(243)	(1,127)

Balance at December 31, 2004	102	—	—	102
Reclass From Restructuring Reserve - Discontinued Operations	69	—	—	69
Cash Payments	(160)	—	—	(160)

Balance at December 31, 2005	$11	$—	$—	$11

The following is the activity in the restructuring reserve for the periods indicated by geographic segment (in thousands):

	The Americas	Europe	Asia Pacific	Total
Balance at January 1, 2003	$2,060	$2,082	$(37)	$4,105
Restructuring Charges	1,448	541	128	2,117
Cash Payments	(2,670)	(2,191)	(132)	(4,993)

Balance at December 31, 2003	838	432	(41)	1,229
Cash Payments	(567)	(560)	—	(1,127)

Balance at December 31, 2004	271	(128)	(41)	102
Reclass From Restructuring Reserve—Discontinued Operations	69	—	—	69
Reallocation of Reserves	(169)	128	41	—
Cash Payments	(160)	—	—	(160)

Balance at December 31, 2005	$11	$—	$—	$11

NOTE 7—INCOME TAXES

The provision for taxes based on income from continuing operations for the years ended December 31, 2003, 2004 and 2005 consists of the following (in thousands):

	2003	2004	2005
Current:
Federal	$—	$59	$—
State	—	(60)	216
Foreign	8,680	8,881	4,626

Current Provision	8,680	8,880	4,842
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(3,525)	(3,426)	8,975

Deferred Provision (Benefit)	(3,525)	(3,426)	8,975

Provision for Income Taxes	$5,155	$5,454	$13,817

The foreign tax provision for 2003, 2004 and 2005 includes withholding taxes of approximately $4,055,000, $2,907,000 and $618,000, respectively, assessed to the Company by foreign authorities on amounts remitted to the United States.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2004 and 2005 are as follows (in thousands):

	2004	2005
Deferred Tax Assets:
Deferred Revenue	$11,248	$9,981
State Taxes	656	564
Foreign Deferred Tax Assets	29,927	19,861
Business Credits	7,094	8,274
Foreign Tax Credits	14,405	21,290
Capitalized Research & Development	5,784	5,100
Depreciation	807	737
Net Operating Losses	5,257	3,454
Restructuring Reserve	367	276
Allowance for Doubtful Accounts	120	221
Currency Translation	4,365	6,381
Other	2,970	5,709

Total Deferred Tax Assets	83,000	81,848
Valuation Allowance	(32,988)	(38,273)

Net Deferred Tax Assets, net	50,012	43,575

Deferred Tax Liabilities:
Intangible Assets	22,542	20,350
Unrealized Gain on Investment	3,476	5,139
Undistributed Earnings of Foreign Subsidiaries	2,948	7,106
Foreign Deferred Tax Liabilities	2,917	1,645

Total Deferred Tax Liabilities	31,883	34,240

Net Deferred Tax Assets	$18,129	$9,335

The balance sheet presentation of the net deferred tax assets (liabilities) as of December 31, 2004 and 2005 is as follows (in thousands):

	2004	2005
Current Deferred Tax Assets, Net	$21,139	$18,059
Long-Term Deferred Income Taxes, Net	(3,010)	(8,724)

Net Deferred Tax Assets	$18,129	$9,335

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Based on the Company’s history of cumulative losses and anticipated uncertainty regarding future taxable income, management believes it is not “more likely than not” that the Company will realize the benefit of the domestic net deferred tax assets existing as of the years ended December 31, 2004 and 2005. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. The Company currently has no tax planning or other strategies they could implement to supplement earnings from operations to realize a portion of the existing deferred tax assets.

At December 31, 2005, the Company had a valuation allowance of $38,273,000 against its deferred tax assets. If and when the valuation allowance is released, approximately $1,406,000 will be accounted for as an increase to stockholder’s equity and approximately $3,239,000 will be credited directed to goodwill. During the years ended December 31, 2004 and 2005, the Company recognized a credit to additional paid-in capital and a reduction to income taxes payable of $55,000 and zero, respectively, related to the tax benefit from exercises of stock options under the Company’s stock option plans.

At December 31, 2005, the Company had federal and foreign net operating losses of approximately $9,868,000 and $5,923,000, respectively. The federal net operating loss carryforwards begin to expire in 2021. Approximately $769,000 of the foreign net operating losses begin to expire in 2008; the remaining $5,154,000 of foreign net operating losses have an unlimited carryforward.

At December 31, 2005, the Company had federal, state and foreign income tax credit carry forwards of approximately $4,057,000, $4,217,000 and $244,000, respectively. Federal income tax credits will expire at various dates from 2018 through 2025, state income tax credits have no expiration date, and foreign income tax credits expire at various dates from 2007 through 2010.

At December 31, 2005 the Company had foreign tax credit carry forwards of approximately $21,290,000. Foreign income tax credits begin to expire in 2007.

The following table reconciles the provision (benefit) for income taxes from continuing operations based on income from continuing operations before income taxes to the statutory federal income tax rate of 35% for the years ended December 31, 2003, 2004 and 2005.

	2003	2004	2005
Provision for Income Taxes From Continuing Operations at 35%	$478	$5,265	$9,002
Increase (Decrease) Related To:
State Income Taxes, Net of Federal Benefits	—	(39)	140
Federal and State Research and Development Tax Credits	(439)	(346)	(440)
Extraterritorial Income Exclusion	(276)	(68)	(52)
Foreign Rate Variance	(814)	(460)	3,224
Unrepatriated Foreign Earnings	(356)	1,360	(2,728)
Valuation Allowance	6,022	(1,966)	4,392
Tax Reserves	455	1,590	—
Other, Net	85	118	279

Provision for Income Taxes	$5,155	$5,454	$13,817

For the years ended December 31, 2003, 2004 and 2005, the Company’s foreign and domestic operations realized combined income (loss) from continuing operations before taxes, including inter-company charges which eliminate in consolidation, as follows:

	2003	2004	2005
Foreign	$4,169	$4,027	$29,579
Domestic	(2,804)	10,999	(3,861)

	$1,365	$15,026	$25,718

NOTE 8—SEGMENT INFORMATION

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

Our senior management reviews financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenue and gross profit for each segment. The Company does not allocate research and development, selling, or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. Our senior management does not review assets by operating segment. Consequently, such information is not provided herein. Maintenance and services revenue is derived from software upgrades, technical support, consulting and training. The revenue and gross margins attributable to these segments for the years ended December 31, 2003, 2004 and 2005 are included in the following table (in thousands):

	2003	2004	2005
Revenue:
Software	$125,626	$127,536	$144,034
Maintenance and Services	118,925	139,749	151,603

	$244,551	$267,285	$295,637

Gross Profit:
Software	$112,085	$110,882	$127,333
Maintenance and Services	64,276	84,084	97,660

	$176,361	$194,966	$224,993

International operations consists primarily of foreign sales offices selling software developed in the United States combined with local service revenue. Revenue is attributed to the country in which the customer is located. No customer accounted for 10% or more of total consolidated revenue. The following tables summarize consolidated revenue of the Company’s operations by geographic location for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	2003	2004	2005
Revenue:
The Americas(1)	$87,444	$89,367	$87,615
Europe(2)	81,822	95,961	114,712
Asia Pacific(3)	75,285	81,957	93,310

Total Revenue	$244,551	$267,285	$295,637

Identifiable Assets:
The Americas(1)		$336,185	$351,570
Europe(2)		62,253	58,721
Asia Pacific(3)		66,619	65,297

Total Identifiable Assets		$465,057	$475,588

(1)	Substantially the United States
(2)	Substantially Germany
(3)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $23,335,000 and $35,832,000 as of December 31, 2004 and 2005, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $7,128,000 and $5,072,000 as of December 31, 2004 and 2005, respectively. The revenue and net assets of ESTECH and our Systems business are presented as discontinued operations and are not included in the above. Refer to Note 14 – Discontinued Operations. The income (loss) before taxes of the Company’s foreign subsidiaries is reported in Note 7—Income Taxes.

NOTE 9—PENSIONS AND OTHER EMPLOYEE BENEFITS

Defined Benefit Pension Plans

The Company has defined benefit plans (the “Plans”) covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. The Plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The Plans do not provide continuing salary or benefits upon retirement. As of December 31, 2004 and 2005, there were 243 and 259 active participants, respectively. During the years ended December 31 2004 and 2005, the Company recognized expense of $820,000 and $1,733,000, respectively.

The Company uses a December 31 measurement date for all of its pension plans. The fair value of plan assets is determined by market value. The Company expects to contribute approximately $350,000 to its pension plans in 2006, but such amount is subject to change.

Information on benefit obligations, funded status and plan assets as of and for the years ended December 31, 2004 and 2005 is as follows (in thousands):

	2004	2005
Change in Benefit Obligations
Benefit Obligation at Beginning of Year	$7,442	$9,512
Service Cost	1,168	1,224
Interest Cost	291	321
Actuarial (Gain) Loss	537	97
Benefits and Expenses Paid	(684)	(261)
Special Termination Benefit	172	50
Impact of Foreign Currency Changes	666	(974)

Benefit Obligation at End of Year	$9,592	$9,969

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$588	$904
Actual (Loss) Return on Plan Assets	(3)	—
Employer Contributions	409	404
Benefits and Expenses Paid	(127)	(238)
Impact of Foreign Currency Changes	37	(115)

Fair Value of Plan Assets at End of Year	$904	$955

Funded Status	$(8,688)	$(9,014)
Unrecognized Net Actuarial Loss/Gain	1,046	693
Unrecognized Net Transition Obligation	249	53

Net Amount Recognized	$(7,393)	$(8,268)

Discontinued Operation - ESTECH	$(1,187)	$(1,275)
Continuing Operations	$(6,206)	$(6,993)

Amounts Recognized in Consolidated Balance Sheets
Prepaid Benefit Cost	$—	$—
Accrued Benefit Cost	(7,589)	(8,722)
Intangible Assets	196	454

Net Amount Recognized	$(7,393)	$(8,268)

Accumulated Benefit Obligation	$6,156	$6,638

Discontinued Operation - ESTECH	$664	$735
Continuing Operations	$5,492	$5,903

	2004	2005
Pensions with ABO in Excess of Plan Assets
Projected Benefit Obligation	$9,592	$9,969
Accumulated Benefit Obligation	$6,156	$6,638
Fair Value of Plan Assets	$904	$955

ABO Discontinued Operation - ESTECH
Projected Benefit Obligation	$1,315	$1,398
Accumulated Benefit Obligation	$664	$735
Fair Value of Plan Assets	$—	$—

Components of Net Periodic Benefit Cost
Service Cost	$1,168	$1,224
Interest Cost	291	321
Expected Return on Plan Assets	(6)	(7)
Amortization of Transition Asset	21	13
Amortization of Net (Gain) Loss	(4)	19
Recognized Actuarial (Gain) Loss	1	(9)

Net Periodic Benefit Cost	1,471	1,561
Amount of Curtailment (gain) / loss recognized	—	173
Special Termination Benefits / (Acquisition)	172	49

Total Net Periodic Benefit Cost	$1,643	$1,783

Discontinued Operation - ESTECH	$240	$243
Continuing Operations	$1,403	$1,540

Weighted-Average Assumptions
Benefit Obligation Determination
Discount Rate	4.18%	4.73%
Rate of Compensation Increase	3.75%	3.87%
Net Periodic Benefit Cost
Discount Rate	3.64%	3.57%
Expected Long-Term Return on Plan Assets	0.75%	1.50%
Rate of Compensation Increase	3.99%	3.88%

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

Years Ending December 31,
2006	$100
2007	100
2008	148
2009	140
2010	230
2011 through 2015	1,553

$2,270

Employee Savings Plan

The Company contributes an amount, integrated with Social Security, to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. For the years ended December 31, 2003, 2004, and 2005, contributions charged to expense in connection with this plan were $2,925,000, $2,747,000 and $2,780,000, respectively. The plan has a 401(k) feature to permit voluntary employee contributions, which does not affect the Company’s expenses. The company’s contribution vests over a three year period.

Non-Qualified Supplemental Retirement Plan

In 1995, the Company adopted a non-qualified supplemental retirement plan. The Company contributes an amount, integrated with Social Security and the Company’s defined contribution plan, covering certain key employees who have completed a specified term of service with the Company. For the years ended December 31, 2003, 2004 and 2005, contributions charged to expense in connection with this plan were $130,000, $115,000 and $101,000, respectively. As of December 31, 2004 and 2005, the fair value of plan assets and obligations was $1,947,000 and $828,000, respectively, and are classified in other assets and other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 10—STOCK OPTION PLANS, WARRANTS AND STOCK BASED COMPENSATION

Stock Option Plans

The Company has four stock-based compensation plans: the 2001 Stock Option Plan (“the 2001 Plan”), the 1998 Stock Option Plan (“the 1998 Plan”), the 1991 Stock Option Plan (“the 1991 Plan”), and the AES Options.

The MSC.Software Corporation’s 2001, 1998 and 1991 Plans , as amended, consist of two parts: a “Key Employee Program” that allowed for discretionary awards of non-transferable incentive stock options and non-qualified stock options to officers and other key employees, and a “Non-Employee Director Program” that provides for automatic annual grants of non-transferable, non-qualified stock options to non-employee directors.

The “Key Employee Program” section of the 2001, 1998, and 1991 Plans provided for the granting of both incentive stock options and non-qualified options for the purchase of up to 2,750,000, 3,440,000 and 2,500,000, respectively, authorized but unissued shares of the Company’s common stock at the fair market value of such shares on the date the option is granted, or for non-qualified options at such price as the Compensation Committee may determine.

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

A summary of stock option activity for the Plans is as follows:

	Options	Option Price Per Share			Weighted- Average Exercise Price
Outstanding at December 31, 2002	6,298,937	$0.10	to	$27.50	$12.00

Granted	1,219,100	$6.37	to	$10.30	$7.48
Exercised	(512,316)	$0.10	to	$10.01	$2.21
Canceled	(991,105)	$4.68	to	$19.35	$13.10

Outstanding at December 31, 2003	6,014,616	$0.10	to	$27.50	$11.74

Granted	747,000	$6.80	to	$10.74	$8.83
Exercised	(15,847)	$0.10	to	$5.25	$2.38
Canceled	(375,170)	$0.10	to	$17.60	$11.99

Outstanding at December 31, 2004	6,370,599	$0.10	to	$27.50	$11.40

Granted	584,000	$10.27	to	$16.70	$13.14
Exercised	(71,225)	$4.68	to	$11.40	$9.32
Canceled	(1,502,555)	$4.68	to	$27.50	$14.83

Outstanding at December 31, 2005	5,380,819	$0.10	to	$27.50	$10.66

As of December 31, 2005, the number of options outstanding and exercisable under the Plans, by range of exercise prices, was as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Life	Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price		Number of Options	Weighted- Average Exercise Price
At $0.10	84,257	$0.10	5.6	84,257	$0.10
$ 4.68 to $ 6.99	1,115,436	$5.81	3.3	1,072,936	$5.78
$ 7.10 to $10.60	1,919,484	$8.70	4.5	1,739,191	$8.68
$10.65 to $15.95	1,627,442	$13.61	5.9	1,147,692	$13.81
$15.98 to $21.95	559,200	$17.84	3.7	509,200	$17.95
$27.50	75,000	$27.50	2.1	75,000	$27.50

Total	5,380,819	$10.66	4.6	4,628,276	$10.44

At December 31, 2003, 2004 and 2005, the number of options exercisable under all of the Plans, the per-share weighted-average exercise prices of the stock options exercisable under all of the Plans and the number of options available for future grant under all of the Plans were as follows:

	Options Exercisable		Options Available for Future Grants
	Number of Options	Weighted Average Exercise Price
December 31, 2003	4,118,227	$11.82	815,195
December 31, 2004	4,917,184	$11.76	231,917
December 31, 2005	4,628,276	$10.44	943,222

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

Since July 31, 2004, there have been no additional purchases of the Company’s stock under the Employee Stock Purchase Plan. As of December 31, 2004, 213 eligible employees were participating in the Employee Stock Purchase Plan.

Stock-Based Compensation

During the years ended December 31, 2004 and 2005, pursuant to the 2000 Executive Cash or Stock Bonus Plan the Company issued a total of 31,900 and 14,700 shares of its common stock, respectively, to certain of its officers which were earned in 2003 and 2004, respectively. Bonuses earned in 2005 are payable in cash and therefore no stock-based compensation has been recognized in 2005. The Company has recognized stock based compensation charges of $130,000 and $275,000 for the years ended December 31, 2003 and 2004, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

During 2005, in connection with the employment of certain executive officers, the Company granted the right to purchase in aggregate 225,000 shares of restricted common stock, of which 50,000 shares were granted at the fair value of the shares at the date of grant, 50,000 were granted at $10.00 per share, which was less than the then fair market value of $11.56 per share, 25,000 were granted at $7.00 per share, which was less than the then fair market value of $11.40 per share, and 100,000 were granted at $11.00 per share, which was less than the then fair market value of $14.30 per share. One executive officer exercised his right to purchase 50,000 restricted shares of common stock and paid the Company $587,000, while another executive officer exercised his right to purchase 25,000 restricted shares of common stock and paid the Company $175,000. In addition, upon the purchase of the restricted shares, these executive officers received in aggregate 239,000 restricted stock unit awards which vest over four years. During 2004 and 2005 the Company has recognized stock based compensation charges totaling $18,000 and $1,432,000, respectively, related to these transactions, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

During 2005, in connection with the employment of executive officers and other key employees, the Company granted 395,000 performance stock unit awards that vest and are payable in shares if the per share price of MSC’s common stock exceeds a pre-established per share price within two years from the date of grant. The pre-established share price is determined based on the price of common stock at the date of grant. The Company has not recognized any stock-based compensation related to these awards.

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

During 2005 the Company modified the stock options of three departing executives and in 2004 modified the stock options of one departing executive to extend the life of their options. The modifications were valued using the intrinsic value method pursuant to APB Opinion No. 25. The Company recorded a non-cash charge of $3,107,000 in 2005 and $145,000 in 2004 as a result of these modifications, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

Reserved Shares

As of December 31, 2005, excluding shares that may be issued under the Rights Plan, shares of common stock reserved for issuance were as follows (in thousands):

Common Stock Warrants	15
Employee Stock Option Plans:
1991 Plan	760
1998 Plan	2,481
2001 Plan	2,056
AES Options	84
Convertible Debt	11,744

17,140

AES Indemnification Settlement

In 2003, the Company settled certain indemnification provisions in the Agreement and Plan of Merger related to the AES acquisition. As a result, the Company received and cancelled 109,400 shares of common stock, valued at $1,000,000, which had the effect of adjusting goodwill.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under various lease agreements, which range from one to twelve years, which require the following minimum annual rental commitments (in thousands):

Years Ending December 31,
2006	$14,808
2007	11,300
2008	9,072
2009	8,476
2010	7,208
Thereafter	11,800

$62,664

For the years ended December 31, 2003, 2004 and 2005, the rental cost for various facilities and equipment under operating leases was $17,991,000, $16,484,000 and $16,615,000, respectively. Although the above table reflects the company’s obligation on leases until the end of its term, management expects that, in the normal course of business, most leases will be renewed or replaced by others

The Company subleases all or part of some of its facilities to third parties. In 2003, 2004 and 2005, we recognized sublease income of $198,000, $1,126,000, and $1,129,000, respectively, which is included in our selling, general and administrative expenses. Annual minimum rental commitments on these subleases are as follows (in thousands):

Years Ending December 31,
2006	$2,415
2007	2,192
2008	2,147
2009	2,007
2010	792
Thereafter	—

$9,553

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

In January 2006, a former senior vice president, brought an action against the Company alleging both employment-related claims as well as claims for breach of his stock option agreement. The Company is vigorously defending this action and believes that the ultimate outcome of this litigation will not have a material effect on the Company’s financial statements.

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

In connection with the issuance of the Convertible Notes, the Company agreed to indemnify the initial purchasers of the Convertible Notes against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the initial purchasers may be required to make in respect of those liabilities. The Company believes the estimated fair value of this indemnification is minimal. Accordingly, there are no liabilities recorded for these types of liabilities as of December 31, 2003, 2004 and 2005.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2003, 2004 and 2005.

NOTE 12—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of Basic and Diluted Earnings (Loss) Per Share for the years ended December 31, 2003, 2004 and 2005 (in thousands, except per share data):

	2003	2004	2005
Numerator:
Numerator for Basic Earnings (Loss) Per Share—Income (Loss) from Continuing Operations	$(3,790)	$9,572	$11,901
Effect of Dilutive Securities:
Interest Expense on Convertible Debentures	—	2,192	1,577

Numerator for Diluted Earnings (Loss) Per Share—Income (Loss) from Continuing Operations	(3,790)	11,764	13,478
Income (Loss) from Discontinued Operations	(25,974)	1,307	(83)

Numerator for Diluted Earnings (Loss) Per Share—Net Income (Loss)	$(29,764)	$13,071	$13,395

Denominator:
Denominator for Basic Earnings (Loss) Per Share—Weighted-Average Shares Outstanding	29,883	30,619	30,835
Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	—	663	1,657
Convertible Debentures	—	11,744	11,744

Dilutive Potential Common Shares	—	12,407	13,401

Denominator for Diluted Earnings (Loss) per Share	29,883	43,026	44,236

Basic Earnings (Loss) Per Share From Continuing Operations	$(0.13)	$0.31	$0.39
Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.13)	$0.27	$0.30
Basic Loss Per Share From Discontinued Operations	$(0.87)	$0.04	$—
Diluted Loss Per Share From Discontinued Operations	$(0.87)	$0.03	$—
Basic Earnings (Loss) Per Share	$(1.00)	$0.36	$0.38
Diluted Earnings (Loss) Per Share	$(1.00)	$0.30	$0.30

For additional disclosures regarding the subordinated convertible debentures, employee stock options, common stock warrants and the employee stock purchase plan, refer to Note 3—Debt and Note 10—Stock Option Plans, Warrants and Stock Based Compensation.

The following table shows the common stock equivalents that were outstanding as of December 31, 2003, 2004 and 2005, but were not included in the computation of Diluted Earnings (Loss) Per Share because the common stock equivalents’ exercise price was greater than the average market price of the common shares for the period presented and, therefore, the effect would be anti-dilutive, or the effect of the conversion would otherwise be anti-dilutive:

	Number of Shares	Price Per Share
Anti-Dilutive Stock Options:
As of December 31, 2003	2,365,879	$9.55	to	$27.50
As of December 31, 2004	2,587,466	$9.46	to	$27.50
As of December 31, 2005	611,000	$15.85	to	$27.50

Anti-Dilutive Common Stock Warrants:
As of December 31, 2003	1,263,216	$9.81	to	$15.00
As of December 31, 2004	15,000			$15.00
As of December 31, 2005	None	—		—

NOTE 13—RELATED PARTY TRANSACTIONS

The Company utilizes, in the normal course of business, the services of Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. Through February 2005, the former chairman and chief executive officer of the Company served as a director of GSSL. For the years ended December 31, 2003, 2004 and 2005, the Company paid GSSL approximately $631,000, $749,000 and $716,000, respectively, for services rendered. As of December 31, 2005, and pursuant to a recent stock split, the Company owns 5,200,000 shares of GSSL stock (or approximately 8.6% of the outstanding shares) with an original cost of $68,000. These marketable equity securities, classified as available-for-sale, are included in investments in the accompanying consolidated balance sheets. Refer to Note 1.

During part of 2005, Dassault Systemes was deemed a beneficial owner of more than five percent (5%) of our common stock. On or about April 20, 2001, the Company formed a strategic alliance with Dassault Systemes S.A. pursuant to which the Company was to develop our next generation of simulation software using Dassault Systemes’ Version 5 Architecture. The Company also acted as a strategic distribution channel for the joint Version 5 Analysis and Simulation portfolio. In June 2005, the Company terminated this alliance and agreed to pay Dassault Systemes $2,000,000. The obligation has been recognized in selling, general and administration expenses in the accompanying statement of operations and was paid in two equal installments in July 2005 and October 2005.

The Company currently leases office space in a building in Seoul, Korea, which is owned by employees of the Company. For the years ended December 31, 2003, 2004 and 2005, the Company paid rent totaling approximately $194,000, $202,000 and $226,000, respectively.

NOTE 14—DISCONTINUED OPERATIONS

ESTECH Corporation

In the fourth quarter of 2005, the Company approved a plan to sell its wholly-owned Japanese service subsidiary, ESTECH Corporation (“ESTECH”). Accordingly, ESTECH has been presented as a discontinued operation within the consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. ESTECH was acquired in 2002 as part of the MDI acquisition and provides expert technical services, primarily in structural dynamics, motion, vibration and acoustics to customers primarily in the automotive and precision electronics industries.

On January 31, 2006, the Company entered into a Stock Sale and Purchase Agreement to sell its wholly owned Japanese service subsidiary, ESTECH Corporation, to Information Services International—Dentsu, Ltd. (ISID), a channel partner of the Company. On March 18, 2006, the sale was consummated and the Company received 1.2 billion Yen, or approximately $10.2 million, resulting in a loss of $1,110,000, which was accrued as of December 31, 2005 and included in the loss from disposal of discontinued operations.

Systems Business

In the second quarter of 2003, the Company decided to exit its Systems business. In the third quarter of 2003, the Company completed the terminations of the workforce employed by and ceased operations of the Systems business. Accordingly, the Systems business has been accounted for and presented as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30. “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

The assets and liabilities of ESTECH and the Systems business included in the consolidated balance sheets as of December 31, 2004 and 2005 were as follows (in thousands):

	2004	2005
Assets:
Cash and Cash Equivalents	$4,174	$2,208
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $28 and $15, respectively	4,763	3,590
Other Current Assets	162	362

Total Current Assets	9,099	6,160
Property and Equipment, Net	909	655
Goodwill	4,962	4,962
Other Assets	946	382

Total Assets	15,917	12,159

Liabilities:
Accounts Payable	1,664	1,569
Restructuring Reserve	842	684
Other Current Liabilities	2,363	888

Total Current Liabilities	4,870	3,141
Other Long-Term Liabilities	1,385	1,393

Total Liabilities	6,255	4,535

Net Assets	$9,662	$7,625

The results of the discontinued operations of ESTECH and the Systems business included in the accompanying consolidated statements of operations for the years ended December 31, 2003, 2004 and 2005 were as follows (in thousands):

	Systems	ESTECH	2003 TOTAL	2004 ESTECH	2005 ESTECH
Net Revenue	$44,026	$8,122	$52,148	$10,011	$9,120
Cost of Revenue and Operating Expenses	52,381	6,336	58,717	7,396	7,117

Operating Income (Loss)	(8,355)	1,786	(6,569)	2,615	2,003
Other Income (Expenses)	—	8	8	(52)	(13)

Income (Loss) Before Provision for Income Taxes	(8,355)	1,794	(6,561)	2,563	1,990
Provision for Income Taxes	—	817	817	1,256	963

Income (Loss) from Discontinued Operations	(8,355)	977	(7,378)	1,307	1,027
Loss from Disposal of Discontinued Operations, net of Income Taxes	(18,596)	—	(18,596)	—	(1,110)

Total Income (Loss) from Discontinued Operations	$(26,951)	$977	$(25,974)	$1,307	$(83)

The discontinued operations of the Systems business was allocated $9,344,000 of the $20,000,000 of debt incurred in the acquisition of AES in 2001, using the same percentage used to allocate goodwill to the Systems business at the time of acquisition. As a result interest expense of $285,000 has been included in the results of the discontinued Systems business in 2003. The $20,000,000 of debt related to the acquisition of AES was repaid in full in 2003 with proceeds from the sale of Subordinated Convertible Notes (Refer to Note 3 – Long-Term Debt) . As of December 31, 2004 and 2005, there were no material assets to be liquidated or non-restructuring liabilities to be paid.

For the year ended December 31, 2003, as part of the discontinued operations of the Systems business, the Company recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities, and asset impairment charges totaling $18,596,000, including $12,033,000 of goodwill and $5,057,000 of other intangibles, net of amortization, $981,000 of other current assets and $525,000 of fixed assets.

The following is the activity in the restructuring reserve related to discontinued operations of the Systems business during 2004 and 2005 (in thousands):

	Workforce Reductions	Facilities	Total
Balance at January 1, 2004	$270	$1,002	$1,272
Cash Payments	(266)	(164)	(430)

Balance at December 31, 2004	4	838	842
Reclass to Restructuring Reserve - Continuing Operations	—	(69)	(69)
Cash Payments	(4)	(97)	(101)

Balance at December 31, 2005	$—	$672	$672

Current	$—	$108	$108

Long Term	$—	$564	$564

The restructuring reserve for facilities relates to lease commitments that will terminate in 2010.

NOTE 15—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004 (in thousands, except per share data).

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Software	$32,172	$28,706	$36,832	$46,324
Maintenance and services	36,158	38,176	38,742	38,527

Total revenue	68,330	66,882	75,574	84,851

Cost of Revenue:
Software	4,348	3,955	3,925	4,473
Maintenance and Services	13,608	12,036	13,607	14,692

Total Cost of Revenue	17,956	15,991	17,532	19,165

Gross Profit	50,374	50,891	58,042	65,686

Operating Expenses:
Research and Development	11,562	11,500	11,461	12,733
Selling, General and Administrative	36,624	38,800	32,911	39,421
Amortization of Intangibles	184	186	186	194

Total Operating Expenses	48,370	50,486	44,558	52,348

Operating Income (Loss)	2,004	405	13,484	13,338

Other Expense (Income):
Interest Expense	1,093	1,148	1,056	1,118
Other Expense (Income), Net	485	(131)	(703)	(553)

Total Other Expense, net	1,578	1,017	353	565

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	426	(612)	13,130	12,774
Provision (Benefit) for Income Taxes	265	(329)	7,023	6,858

Income (Loss) From Continuing Operations	161	(283)	6,108	5,915

Discontinued Operations:
Income (Loss) From Discontinued Operations, Net of Income Taxes	399	(33)	231	430
Loss From Disposal of Discontinued Operations, Net of Income Taxes	—	—	—	(1,110)

Total Income (Loss) From Discontinued Operations	399	(33)	231	(680)

Net Income (Loss)	$560	$(316)	$6,338	$5,236

Basic Earnings (Loss) Per Share From Continuing Operations	$0.01	$(0.01)	$0.20	$0.19
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.01	$(0.01)	$0.15	$0.14
Basic Earnings (Loss) Per Share From Discontinued Operations	$0.01	$—	$0.01	$(0.02)
Diluted Earnings (Loss) Per Share From Discontinued Operations	$0.01	$—	$0.01	$(0.02)
Basic Earnings (Loss) Per Share	$0.02	$(0.01)	$0.21	$0.17
Diluted Earnings (Loss) Per Share	$0.02	$(0.01)	$0.15	$0.13

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Software	$31,894	$30,251	$32,945	$32,446
Maintenance and services	32,393	33,785	34,805	38,766

Total Revenue	64,287	64,036	67,750	71,212

Cost of Revenue:
Software	4,424	4,208	3,987	4,035
Maintenance and Services	14,362	14,611	13,625	13,067

Total Cost of Revenue	18,786	18,819	17,612	17,102

Gross Profit	45,501	45,217	50,138	54,110

Operating Expenses:
Research and Development	11,238	10,289	10,444	10,144
Selling, General and Administrative	34,877	31,389	33,579	35,583
Amortization of Intangibles	181	188	215	215
Restructuring and Other Charges	76	—	—	650

Total Operating Expenses	46,372	41,866	44,238	46,592

Operating Income (Loss)	(871)	3,351	5,900	7,518

Other Expense Income):
Interest Expense	1,100	1,113	1,179	1,184
Other Expense (Income), Net	(587)	119	(526)	(2,710)

Total Other (Income) Expense, net	513	1,232	653	(1,526)

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(1,384)	2,119	5,247	9,044
Provision (Benefit) for Income Taxes	(763)	490	2,137	3,590

Income (Loss) From Continuing Operations	(621)	1,629	3,110	5,454

Discontinued Operations:
Income (Loss) From Discontinued Operations, Net of Income Taxes	254	(134)	389	798
Loss From Disposal of Discontinued Operations, Net of Income Taxes	—	—	—	—

Total Income (Loss) From Discontinued Operations	254	(134)	389	798

Net Income (Loss)	$(367)	$1,495	$3,499	$6,252

Basic Earnings (Loss) Per Share From Continuing Operations	$(0.02)	$0.05	$0.10	$0.18
Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.02)	$0.05	$0.09	$0.14
Basic Earnings (Loss) Per Share From Discontinued Operations	$0.01	$—	$0.01	$0.03
Diluted Earnings (Loss) Per Share From Discontinued Operations	$0.01	$—	$0.01	$0.02
Basic Earnings (Loss) Per Share	$(0.01)	$0.05	$0.11	$0.20
Diluted Earnings (Loss) Per Share	$(0.01)	$0.05	$0.10	$0.16

NOTE 16—SUBSEQUENT EVENTS (UNAUDITED)

Sale of a Business

In March 2006, the Company completed the sale of its PLM business to an unrelated party. The PLM business primarily included reselling PLM software, including CATIA, ENOVIA, and SMARTEAM software and providing implementation services to efficiently and effectively deploy such software. These services were generally sold when PLM software was licensed from the Company, and also to companies who have purchased their PLM software elsewhere. The sale included specified net assets of the PLM business and resulted in a pre-tax gain of approximately $4.4 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MSC.Software Corporation

Santa Ana, California

We have audited the accompanying consolidated balance sheets of MSC.Software Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in the accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MSC.Software Corporation and subsidiaries as of December 31, 2005 and the results of operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set for the therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

DELOITTE & TOUCHE LLP

Costa Mesa, California

June 9, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2005, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. Notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2005 described below, we believe that the consolidated financial statements contained in this report present our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

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

In accordance with the internal control reporting requirements of the Securities and Exchange Commission our management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A “material weakness” is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

Entity-Level Controls

As of December 31, 2005, management had sufficiently documented the Company’s control environment using the COSO internal control framework but concluded that such control activities were not appropriately designed and operating effectively as of December 31, 2005. Management concluded that it did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations. Specifically, management concluded that the Company did not have adequate controls with respect to: (i) oversight by the Audit Committee of the Board of Directors, (ii) effective and continuous communication of the Company’s commitment to ethical business practices and standards, (iii) identification, monitoring and disclosure of related party relationships, and (iv) adequate segregation of duties and/or supervisory controls in certain departments. Based on the deficiencies noted in the design and operating effectiveness of the Company’s control environment , management determined that the Company had an ineffective control environment. Additionally, due to the deficiencies noted above management determined that the monitoring function and dissemination of information and communication did not operate effectively. These deficiencies constitute a material weakness in the control environment, monitoring, and information and communication components of COSO. Each of these deficiencies individually constiture a material weakness. These material weaknesses increase the likelihood of potential material errors in our financial reporting.

Revenue Accounting

In conjunction with management’s efforts to appropriately recognize software and services revenue as of December 31, 2005 and the Company’s evaluation of the internal controls over financial reporting, management identified material weaknesses in the internal controls over revenue recognition. Specifically, management concluded that the Company did not have adequate internal controls in the following areas for the purposes of recognizing, recording and disclosing the Company’s software revenue in accordance with generally accepted accounting principles, specifically SOP 97-2, Software Revenue Recognition, and its related pronouncements: (i) management review of significant revenue transactions, (ii) evidence of executed and signed contractual agreements, (iii) proper accounting treatment of multiple element sales arrangements, and (iv) sufficient evidence of customer delivery and acceptance. Furthermore, management concluded that the Company did not have adequate internal controls to properly and consistently recognize contracted services revenue in accordance with the percentage completion method as allowed under SOP 97-2 and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

Overall, our management has concluded that given the magnitude of the revenue adjustments recorded and the potential for misstatements to occur as a result of internal control deficiencies in revenue accounting existing as of December 31, 2005, there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting.

Financial Closing and Reporting Process

Management concluded that it did not have adequate controls designed and implemented in the financial close and reporting process to provide reasonable assurance that material misstatements would be prevented or detected. Specifically, management concluded that the Company did not have adequate controls in the following areas for the purposes of identifying, recording and disclosing the Company’s financial results of operations: (i) formalized global accounting policies and procedures that govern the summarization and resolution of significant non-routine, unusual or complex accounting matters, (ii) formalized global accounting policies and procedures that govern the identification and disclosure of related party transactions, (iii) adequate oversight and review of the Company’s implementation of accounting treatments in accordance with generally accepted accounting principles, and (iv) adequate evaluation and review of significant estimates and judgments made by management, (v) adequate management review and monitoring of significant transactions at the Company’s foreign business units.

During the 2005 year-end management review and financial statement closing process, we identified a series of adjustments not previously identified. Given the number of adjustments identified, the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential for errors to significant account balances to occur as of December 31, 2005, our management has concluded that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting.

Segregation of Duties and User Access

Management concluded that based on the results of our documentation and testing of user access to critical information systems that our control activities were not appropriately designed and operating effectively as of December 31, 2005. Specifically, management identified instances where various employees had excessive access to various financial applications. After further analysis, it was determined that certain of these employees were responsible for the initiating and/or recording of transactions, thereby creating segregation of duties weaknesses. In addition, we found that internal controls over granting and monitoring access to our financial reporting system were not adequate to ensure that access to employees was appropriate given the employee’s responsibilities. The lack of appropriate segregation of duties increases the risk that material misstatements to the Company’s financial statements may not be prevented or detected.

Accounting for Income Taxes

While preparing the annual provision for 2005 income taxes we determined that significant adjustments were required to current year financial statements. In reaching this conclusion, our management noted that there was a lack of analysis and documentation, ineffective account reconciliation procedures, and insufficient understanding of tax accounting, which did not allow the timely or accurate calculation of the year-end tax provisions. Given the significance of the tax account balances and the absence of sufficient mitigating controls, these deficiencies that existed as of December 31, 2005 represent a material weakness in internal controls over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Management continued significant efforts in 2005 to establish a framework to improve internal controls over financial reporting, particularly as they related to the findings of the independent investigation conducted by our Audit Committee. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts were required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting. While management is dedicated to improving the Company’s internal controls over financial reporting, the nature and significance of the outstanding material weaknesses may prevent successful remediation of all material weaknesses for fiscal year 2006.

While these steps have helped address some of the internal control deficiencies noted above, they have not been sufficient to remedy all internal control issues that existed as of December 31, 2005. Management is taking the following steps to remediate these material weaknesses:

•	Implementing more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements

•	Conducting formal revenue recognition training sessions for key accounting and sales personnel

•	Directing internal resource attention, including internal audit efforts, to sales order processing and revenue accounting activities

•	Performing an upgrade of our internal Enterprise Resource Planning (ERP) financial system, including an enhancement of system interface and configuration internal controls, including the implementation of a segregation of duties software tool to assist in designing appropriate segregation of duties.

•	Implementing a standard financial statement reporting package to be used by all foreign business units

•	Improving the documentation, communication, and periodic review of our accounting policies throughout our domestic and international locations for consistency with general accepted accounting principles

•	Implementing a formalized global accounting policy that addresses the appropriate procedures for significant, non-routine, unusual, or complex events or transactions

•	Improving the interim and annual review and reconciliation process for certain key balance sheet accounts

•	Enhancing the training and education for our international finance and accounting personnel and new hires to the worldwide finance team

•	Increasing diligence regarding granting and monitoring user access to our network, databases, and applications

•	Automating certain key internal controls that are currently performed manually

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MSC Software Corporation

Santa Ana, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MSC.Software Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Control Environment

The Company did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations. Specifically, the Company did not design adequate controls with respect to: (i) oversight by the Audit Committee of the Board of Directors, (ii) effective and continuous communication of the Company’s commitment to ethical business practices and standards, (iii) identification, monitoring and disclosure of related party relationships, and (iv) adequate segregation of duties and/or supervisory controls in certain departments. Additionally, due to the deficiencies noted above the monitoring function and dissemination of information and communication did not operate effectively. These deficiencies constitute material weaknesses in the control environment, monitoring, and information and communication components of COSO. Each of these deficiencies individually constitute a material weakness. These material weaknesses increase the likelihood of potential material errors in interim and year-end financial reporting.

Revenue Accounting

The Company did not adequately design internal controls in the following areas for the purposes of recognizing, recording and disclosing the Company’s software revenue in accordance with generally accepted accounting principles, specifically Statement of Position No. 97.2, Software Revenue Recognition, (SOP 97-2), and its related pronouncements: (i) management review of significant revenue transactions, (ii) evidence of executed and signed contractual agreements, (iii) proper accounting treatment of multiple element sales arrangements, and (iv) sufficient evidence of customer delivery and acceptance. The Company did not have adequate internal controls to properly and consistently recognize contracted services revenue in accordance with the percentage completion method as allowed under SOP 97-2 and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

Given the magnitude of the revenue adjustments recorded and the potential for misstatements to occur as a result of internal control deficiencies in revenue recognition accounting existing as of December 31, 2005, there is more than a remote likelihood that a material misstatement in the interim or annual financial statements could occur and would not be prevented or detected by the Company’s internal control over financial reporting.

Financial Closing and Reporting Process

The Company did not have adequate controls designed and implemented in the financial close and reporting process to provide reasonable assurance that material misstatements would be prevented or detected. Specifically, the Company did not have adequate controls in the following areas for the purposes of identifying, recording and disclosing the Company’s financial results of operations: (i) formalized global accounting policies and procedures that govern the summarization and resolution of significant non-routine, unusual or complex accounting matters, (ii) formalized global accounting policies and procedures that govern the identification and disclosure of related party transactions, (iii) adequate oversight and review of the Company’s implementation of accounting principles in accordance with generally accepted accounting principles, (iv) adequate evaluation and review of significant estimates and judgments made by management, (v) adequate management review and monitoring of significant transactions at the Company’s foreign business units.

During the 2005 year-end management review and financial statement closing process, a series of adjustments were identified and recorded. Given the number of adjustments identified, the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential for errors to significant account balances to occur as of December 31, 2005, there is more than a remote likelihood that a material misstatement in the interim or annual financial statements could occur and would not be prevented or detected by the Company’s internal controls over financial reporting.

Segregation of Duties & User Access

The Company did not perform an adequate review of user access to the Company’s financial reporting system and did not appropriately address segregation of duties violations. Specifically, there were instances where various employees had inappropriate access to various financial applications. It was determined that certain of these employees were responsible for the initiating and/or recording of transactions, thereby creating segregation of duties weaknesses. In addition, the internal controls over granting and monitoring access to the financial reporting system were not adequate to ensure that access to employees was appropriate given the employee’s responsibilities. The lack of appropriate segregation of duties results in a more than remote likelihood that material misstatements to the Company’s annual and interim financial statements may not be prevented or detected.

Accounting for Income Taxes

Significant adjustments were required to appropriately record income taxes in the interim and annual financial statements. There was a lack of analysis and documentation, ineffective account reconciliation procedures, and insufficient understanding of tax accounting, which did not allow the timely or accurate calculation of the interim and year-end tax provisions. Given the significance of the tax account balances and the absence of sufficient mitigating controls, these design and operating deficiencies represent a material weakness in internal controls over financial reporting because there is a more than a remote likelihood that a material misstatement in interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected.

Fixed Assets

Adequate controls were not designed over processing fixed asset transactions to provide reasonable assurance that material misstatements would be prevented or detected. Specifically, the Company did not have adequate controls in the following areas for the purposes of identifying, recording and disclosing the Company’s fixed assets: (i) formal review and reconciliation of fixed asset subledgers to the general ledger, (ii) appropriate tracking of fixed assets acquisitions/disposals, (iii) formal review of additions, deletions and other changes to the fixed asset master data file and (iv) formal asset management system in the EMEA and Asia Pacific regions to manage property and equipment. These deficiencies, when aggregated, result in a more than remote likelihood that a material misstatement could exist in the Company’s identification, recording and disclosure of property and equipment within the annual and interim financial statements and not be detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated June 9, 2006, expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

Costa Mesa, California

June 9, 2006

ITEM 9B.  OTHER INFORMATION

Not Applicable

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of MSC

The following information with respect to the principal occupation or employment, recent employment history, age and directorships of each of our directors in other companies as of June 5, 2006, has been furnished or confirmed to us by the respective directors. The information provided also identifies the committees of the board of directors on which each director serves. Because we have not held elections for directors since 2003, all directors will hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualify or until their earlier death, resignation or removal.

DONALD GLICKMAN, age 73, has been the managing partner of J. F. Lehman & Company, a private equity investment firm, since 1993, and president of Donald Glickman & Company, a private investment firm since 1992. He serves as a director for Monro Muffler Brake, and as a Trustee for MassMutual Corporate Investors, and MassMutual Participation Investors. Mr. Glickman has been a member of the board of directors since 1998. Mr. Glickman serves as the lead director and effective as of June 5, 2006, serves as chairman of the Audit Committee.

WILLIAM F. GRUN, age 59, is a private investor and consultant. In 2003, Mr. Grun served as the chief executive officer of RAS Innovations, a privately held company providing international outsourcing of research and development. He served as president and chief operating officer of Optium Software, a privately held firm that developed software for supply chain management from 1996 to 1999. Mr. Grun has been a member of the board of directors since 1997 and is a member of the Audit Committee.

MASOOD A. JABBAR, age 56, was employed in many positions with Sun Microsystems Computer Corporation, a provider of network computing infrastructure solutions, from 1986 to 2003, including executive vice president and advisor to the CEO from 2002 to 2003, and executive vice president of Global Sales Operations, responsible for worldwide sales and support for all the company’s products, from 2000 to 2002. Mr. Jabbar served as the Chief Executive Officer of XDS Inc., a private network company, from November 2004 to the present. Mr. Jabbar is also a director of Openwave Systems, Inc. and Silicon Image Inc. Since July 2005, Mr. Jabbar has been a member of the board of directors and served as a member of the Compensation Committee until May 26, 2006, at which date he was appointed as Chairman of the Compensation Committee.

PHILIP B. LIVINGSTON, age 49, served as a director and chairman of the Audit Committee of the Company until June 5, 2006, at which date he tendered his resignation. Mr. Livingston had recently joined Duff & Phelps, a leading investment banking and financial advisory firm, on March 21, 2006, as its Chief Financial Officer. Prior to that date, he served as vice chairman of Approva Corporation, a company that provides enterprise software for continuous controls management, since January 2005. From 2003 to 2004, Mr. Livingston served as chief financial officer of World Wrestling Entertainment Corporation, a television production and entertainment company. From 1999 to 2003 he was president and chief executive officer of Financial Executives International, a professional association for senior financial executives. In prior positions he was chief financial officer of Catalina Marketing Corporation, a marketing services company, and Celestial Seasoning, a consumer packaged goods company. He is a director of Cott Corporation. Mr. Livingston served as a member of the board of directors from May 2005 until June 5, 2006. He also had served as Chairman of the Audit Committee from July 12, 2005 until June 5, 2006.

ASHFAQ A. MUNSHI, age 44, served as Chief Executive Officer of Level5 Networks, a leading innovator of high-performance Ethernet network interface cards (NICs), from December 4, 2005 until May 15, 2006, at which time he merged the company with Solare Flare Inc. He founded and served as the chief executive officer and chairman of Radiance Technologies, Inc., an enterprise software company 2000 to 2005. Prior to that date, he served as an advisor to Supply Base Inc., a supplier bid and supplier information company in 1998, and chief executive officer and chairman of Specialty MD.com, a medical e-marketplace company from 1998 to 2000, a company that he founded. He is also a director of both Radiance Technologies, Inc. and of Vivecon Corporation. Mr. Munshi has been a member of the board of directors since July 2005 and serves as a member of the Governance and Nominating Committee. Effective May 26, 2006, Mr. Munshi was also appointed to serve as a member of the Compensation Committee.

GEORGE N. RIORDAN, age 73, served as our chairman of the board from February 1, 1997 to December 14, 1998. Mr. Riordan has served as the managing director of George Riordan Co., an investment banking firm since 1991. Mr. Riordan has been a member of the board of directors since 1983. He currently serves as a member of the Governance and Nominating Committee.

GREGORY P. SPIVY, age 37, served as a director and Chairman of the Compensation Committee of the Company until May 25, 2006, at which date he tendered his resignation. He has been a partner of ValueAct Capital since 2004. Prior to that date, Mr. Spivy served as a consultant for Gryphon Investors, a private equity firm, from September 2002 to August 2004. From January 2002 to August 2002, he was a part-time consultant for Farallon Capital Management, L.L.C., which manages equity capital. Mr. Spivy was a partner at Lamphere Capital Partners from July 2000 to December 2001. He was a member of the board of directors from 2004 until May 26, 2006, and served as the chairman of the Compensation Committee from July 12, 2006 until May 26, 2006. Mr. Spivy serves as a member of the Board of Directors of Seitel, Inc., a leading provider of seismic data to the oil and gas industry, effective March 1, 2006.

MARK A. STEVENS, age 53, has been an employee of Fluor Corporation, an engineering and construction company, since 1975, most recently as group executive, commercial strategy and risk since 2003. He has been a member of the board of directors since 2004 and currently serves as the chairman of the Governance and Nominating Committee and a member of the Compensation Committee.

WILLIAM J. WEYAND, age 61, became chairman of the board and chief executive officer, effective February 10, 2005. From 1997 to 2001, Mr. Weyand served as the chairman and chief executive officer of Structural Dynamics Research Corporation (“SDRC”), a product lifecycle management software company which was acquired by Electronic Data Systems Corporation in 2001. From January to June 2003, he served as the chief executive officer of Pavilion Technologies, an enterprise neural network software company for advanced process control. From late 2002 to the present, he continues to serve as a director, and from June 2003 to the present, continues to serve as vice chairman of Pavilion Technologies. Mr. Weyand also serves as a director for Riverstone Networks, Inc.

On November 4, 2004, ValueAct Capital Master Fund L.P., ValueAct Capital Partners Co.-Investors, L.P., VA Partners, L.L.C., Jeffrey W. Ubben, George F. Hamel, Jr. and Peter H. Kamin (collectively the “Stockholders”) brought an action against us in the Delaware Court of Chancery to compel us to hold a 2004 Annual Meeting of Stockholders to elect directors. Subsequently, we resolved this action on December 3, 2004, by entering into a Stockholders’ Agreement with the Stockholders as well as Gregory P. Spivy and William J. Weyand for certain limited purposes. Under the Stockholders’ Agreement, the Stockholders dismissed their action and we increased our number of directors to seven, Gregory Spivy and William J. Weyand were appointed to our board of directors and to our nominating and governance committee and Mr. Weyand was appointed to the Audit Committee. In addition, the Stockholders’ Agreement provided that we would support the election of one affiliated and one non-affiliated nominee of the Stockholders at each annual meeting during the period the Stockholders held ten percent or greater of the outstanding shares of our stock. At such time as the Stockholders held less than ten percent of the outstanding shares, the directors nominated by the Stockholders would resign.

The Stockholders’ Agreement further provided that until 90 days after the company was current with respect to its filings of annual and quarterly reports with the SEC, the Stockholders would (i) refrain from a subsequent action to compel an annual meeting of stockholders and (ii) they would not directly or indirectly propose or participate in any transaction or activity involving a business combination or asset sale of the company absent a written request by the board for a proposal nor engage in a proxy contest. On February 10, 2005, the parties entered into Amendment No. 1 to the Stockholders’ Agreement. The Amendment provides that the Stockholders would no longer have the right to designate a non-affiliated nominee for the board of directors as long as Mr. Weyand is then a director of the company. The Amendment further provides that Mr. Weyand is not required to tender his resignation from the board in the event the Stockholders no longer beneficially own in the aggregate 10% or more of the outstanding shares of the company’s stock. Mr. Weyand resigned from all board committees upon his employment with us and his designation as chairman of the board. Subsequently in July 2005, Mr. Spivy resigned from the Nominating and Governance Committee and was designated as the chairman of the Compensation Committee. Subsequently, in 2005, we increased the number of directors from seven to nine.

In accordance with the Stockholders’ Agreement, at such date that the Stockholders held less than ten percent of the outstanding shares of the Company’s stock, Mr. Spivy was obligated to tender his resignation, and the Stockholders’ Agreement, by its own terms would terminate. In May 2006, the Stockholders’ ownership fell below ten percent (10%) of the outstanding shares of the Company’s stock. As a result, on May 26, 2006, Mr. Spivy tendered his resignation and the Stockholders’ Agreement terminated.

Executive Officers of MSC

Name	Age	Office
William J. Weyand(1)	61	Chairman of the Board and Chief Executive Officer
Glenn R. Wienkoop	59	President, Chief Operating Officer
John A. Mongelluzzo	47	Senior Vice President, General Counsel, and Secretary
John J. Laskey	56	Senior Vice President, Chief Financial Officer

(1)	Also a Director

On February 10, 2005 William Weyand succeeded Frank Perna, Jr. as our chairman and chief executive officer of the company. For the employment history for the past five years for Mr. Weyand, see “Directors of MSC” above.

Mr. Wienkoop was hired in August 2005 as our president and chief operating officer. Prior to joining us, he served as president and chief operating officer of BDNA Corporation, a software solution provider of IT asset management and governance from July 2004 to August 2005, and president and chief operating officer at Portal Software, Inc., a software solution provider of billing and revenue management solutions for telecommunications from 2001 to 2004. From 2000 to 2001 Mr. Wienkoop served as president and chief operating officer of SDRC. Age 59.

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

There are no family relationships among any of the executive officers. All officers serve at the pleasure of the board of directors.

Audit Committee Information

The table below provides membership information for our Audit Committee:

Name	Audit Committee
Donald Glickman	Chair
William F. Grun	Member

The board of directors has determined that each member of the Audit Committee (i) qualifies as an “audit committee financial expert” within the meaning of the applicable SEC rules and (ii) is independent under the independence standards set forth in our Corporate Governance Guidelines and under the applicable rules of the

Securities Exchange Act of 1934 (the Exchange Act). William F. Grun served as Chairman of the Audit Committee until July 12, 2005. Philip B. Livingston served as Chairman of the Audit Committee from July 12, 2005 until June 5, 2006, at which date he resigned, and Donald Glickman was appointed Chairman of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We have adopted a Code of Ethics known as the MSC Corporate Code of Business Conduct and Ethics, which applies to all of our employees, including all directors, officers, employees and agents. In addition, we have adopted a related policy, the MSC.Software Corporation Code of Business Conduct and Ethics that applies to our chief executive officer and senior financial officers (which includes the chief financial officer, controller and other persons performing similar functions). Both of these codes of conduct, including future amendments, are available free of charge on our website at http://www.mscsoftware.com, or by writing to us at MSC.Software Corporation, 2 MacArthur Place, Santa Ana, California 92707, Attention: Corporate Secretary.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information concerning the compensation paid by us to (i) William J. Weyand, who served as the chief executive officer commencing February 10, 2005, (ii) Frank Perna, Jr., who served as the chief executive officer through February 10, 2005, (iii) each of the three executive officers other than the chief executive officer, each of whom were serving as executive officers on December 31, 2005, and (iv) Christopher St.John and Amir Mobayen, both of whom served as executive officers during the early part of 2005. In each instance, the compensation shown is for services rendered in all capacities for the three year period ended on December 31, 2005.

Summary Compensation Table

	Annual Compensation					Long Term Compensation
Name and Principal Position (a)	Fiscal Year (b)	Salary/ ($)(1)(2) (c)	Bonus/ ($)(3) (d)		Other Annual Compensation ($)(4) (e)	Restricted Stock Awards ($) (f)		Securities Underlying Options(#)(5) (g)		All other Compensation ($)(6) (h)
William J. Weyand	2005	429,971	436,500		—	2,346,000	(7)	455,000	(8)	132,459	(9)
Chairman and Chief	2004	—	—		—	—		10,000	(8)	8,750	(9)
Executive Officer	2003	—	—		—	—		—		—

Frank Perna, Jr.	2005	83,175	—		—	—		—		198,297	(11)
Chairman and Chief	2004	431,251	—		—	—		150,000		47,138
Executive Officer (10)	2003	415,154	150,000		—	—		130,475		42,658

Glenn R. Wienkoop	2005	123,750	99,012		—	—		275,000	(12)	4,400
President and	2004	—	—		—	—		—		—
Chief Operating Officer	2003	—	—		—	—		—		—

John J. Laskey	2005	273,333	169,290		—	554,600	(13)	200,000	(14)	24,994
Senior Vice President and	2004	52,084	—		—	—		—		3,750
Chief Financial Officer	2003	—	—		—	—		—		—

John A. Mongelluzzo	2005	225,112	159,274	(15)	—	—		150,000	(16)	21,479
Senior Vice President,	2004	—	—		—	—		—		—
General Counsel, Secretary	2003	—	—		—	—		—		—

Amir Mobayen	2005	230,000	208,045		279,513	—		—		33,776
Senior Vice President,	2004	220,000	180,745		275,900	—		50,000		30,426
EMEA Sales(17)	2003	199,519	170,101		158,990	—		30,475		17,802

Christopher St. John	2005	310,790	139,856		171,055	—		—		—
Senior Vice President,	2004	299,967	66,000		172,502	—		75,000		—
Asia-Pacific Sales(18)	2003	253,142	37,000		155,559	—		30,475		—

(1)	Any payments or awards to the identified individuals that would be classifiable under the “LTIP Payout” column otherwise required to be included in the Table by the applicable SEC disclosure rules is found under a separate Table below entitled “Long-Term Incentive Plans-Awards in Last Fiscal Year.”
(2)	The salary amounts below are not likely to reflect a full year’s salary given that several of the officers either left the Company before the year ended or joined the Company some time after the first of the year.
(3)	Except where noted, prior to bonuses paid in 2006 for the 2005 fiscal year, bonuses were paid 50% in cash and 50% in stock pursuant to the MSC.Software Corporation 2000 Executive Cash and Stock Bonus Plan (the “Bonus Plan”). The Bonus Plan provided that the stock portion of the bonus was valued at the opening of the market as of the first business day of the year for which the bonus was to be paid.

(4)	Unless otherwise noted under a separate footnote, this column includes perquisites and other personal benefits, securities or property, unless the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer in columns (c) and (d). It also includes above-market or preferential earnings on restricted stock, options, SARS or deferred compensation paid during the fiscal year or payable during that period but deferred at the election of the named executive officer. This column also includes amounts for Mr. Mobayen and Mr. St. John related to their assignments in foreign countries. Mr. Mobayen served as the European head of sales for 2003, 2004 and 2005. For Mr. Mobayen, amounts listed in 2005 include $165,809 related to tax equalization, and $84,645 for housing. Amounts listed in 2004 include $165,984 related to tax equalization and $84,645 for housing. Amounts listed in 2003 include $82,904 related to tax equalization and $51,019 for housing. For Mr. St. John, amounts listed in 2005 include a living allowance of $66,936, and $98,096 for housing. In 2004, the amounts include a living allowance of $66,929 and $99,842 for housing. For 2003, amounts include a living allowance of $60,887,and $93,103 for housing.
(5)	Represents shares of stock underlying options granted under the Company’s 1998 Plan and the 2001 Plan, as well as out- of-plan stock option grants.
(6)	Unless otherwise noted, the amounts shown constitute our contributions on behalf of the named individuals to (a) the MSC.Software Corporation Profit Sharing Plan (“PSP”), (b) the MSC Defined Contribution Plan which is a 401(k) match and replaced the PSP in 2004 (“DCP”), and (c) the MSC.Software Corporation Supplemental Retirement and Deferred Compensation Plan (“SERP”) in the following amounts: William J. Weyand: 2005: $10,500 to DCP and $26,709 to SERP; 2004: $-0- to DCP and $-0- to SERP; 2003: $-0- to PSP and $-0- to SERP; Frank Perna, Jr.: 2005: $5,096 to DCP and $-0- to SERP; 2004: $10,250 to DCP and $36,888 to SERP; 2003: $12,520 to PSP and $30,138 to SERP; Glenn R. Wienkoop: 2005: $-0- to DCP and $4,400 to SERP; 2004: $-0- to DCP and $-0- to SERP; 2003: $-0- to PSP and $-0- to SERP; John J. Laskey: 2005: $9,900 to DCP and $15,094 to SERP; 2004: $-0- to DCP and $3,750 to SERP; 2003: $-0- to PSP and $-0- to SERP; John A. Mongelluzzo: 2005: $10,500 to DCP and $10,979 to SERP; 2004: $-0- to DCP and $-0- to SERP; 2003: $-0-to PSP and $-0- to SERP; Amir Mobayen: 2005: $10,500 to DCP and $23,276 to SERP; 2004: $10,250 to DCP and $20,176 to SERP; 2003: $10,345 to PSP; and $7,457 to SERP.
(7)	Includes an award of 200,000 restricted stock units to Mr. Weyand on March 1, 2005, which vests in equal installments on each of March 1, 2006 and March 1, 2007. Although these stock units vest in two equal installments, half on March 1, 2006 and the remaining half on March 1, 2007, Mr. Weyand will not be issued the 200,000 shares of restricted stock until March 1, 2007. As of December 31, 2005, none of Mr. Weyand’s restricted stock units had vested. For additional information on Mr. Weyand’s restricted stock units, see footnote 3 to the table located under the heading “Equity Compensation Plan Information.” The value of these restricted stock units was calculated by multiplying the number of units awarded by the closing price of a share of the Company’s stock on the date of grant, which was $11.73. Based on the closing price of the Company’s stock on December 30, 2005 (final trade date of the year), which was $17.00 per share, Mr. Weyand’s unvested restricted stock units had an additional aggregate value of $1,054,000.00 (the difference between $17.00 and $11.73 per share multiplied by 200,000). On March 1, 2005, Mr. Weyand purchased 50,000 restricted shares with a per share exercise price of $11.73, at fair market value.
(8)	For 2005, includes 450,000 stock options granted to Mr. Weyand in connection with his employment, and 5,000 stock options granted to Mr. Weyand under the 2001 Plan in connection with his service as a non-employee director of the Company prior to February 10, 2005, the date he was named Chairman and Chief Executive Officer. For 2004, includes 10,000 stock options granted to Mr. Weyand in connection with his service as a non-employee director.
(9)	For 2005, the amount includes (i) $10,500 to the DCP; (ii) $26,709 to the SERP; (iii) $75,000 toward Mr. Weyand’s legal expenses incurred in conjunction with the negotiation of his employment relationship with the Company, and (iv) director fees paid for 2005 to Mr. Weyand in the amount of $20,250 from January 1, 2005 until February 10, 2005, when he was named Chairman and Chief Executive Officer. For 2004, the amount includes director fees of $8,750 from December 3, 2004, the date of his appointment as a director of the Company through December 31, 2004.
(10)	Mr. Perna terminated his employment with the Company on February 10, 2005, at which time Mr. Weyand was named Chairman and Chief Executive Officer of the Company.
(11)	Mr. Perna’s “All Other Compensation” for 2005 includes: (i) $5,096 toward the Defined Contribution Plan; (ii) $8,000 in severance payments; (iii) $42,000 for reimbursement of country club dues for the period of August, 2001 through January, 2005; (iv) $140,000 in consulting fees; and (v) approximately $3,200 for medical insurance premium reimbursement.

(12)	On August 15, 2005, the Company granted Glenn R. Wienkoop 275,000 stock options with a per share exercise price of $14.30 per share that vest annually in four equal installments beginning August 15, 2006.
(13)	Calculated by multiplying the difference between $11.40, which was the per share closing price of the Company’s shares on the date of Mr. Laskey’s purchase of restricted stock from the Company, and $7.00, which was the discounted per share purchase price paid by Mr. Laskey, times 25,000, the total number of shares purchased. Also includes 39,000 restricted stock units granted to Mr. Laskey on March 8, 2005, which vest equally on each of October 18, 2005, 2006, 2007 and 2008. As of December 31, 2005, 9,750 of Mr. Laskey’s restricted stock units had vested, and 29,250 units remained unvested. For additional information on Mr. Laskey’s restricted stock units, see footnote 3 to the table located under the heading “Equity Compensation Plan Information.” The value of these restricted stock units was calculated by multiplying the number of units awarded by the closing price of a share of the Company’s stock on the date of grant, which was $11.40 for the restricted stock units. Based on the closing price of the Company’s stock on December 30, 2005 (last trade date of the year), which was $17.00 per share, Mr. Laskey’s unvested restricted stock units had an additional aggregate value of $163,800.00 (the difference between $17.00 and $11.40 per share multiplied by 29,250).
(14)	In October 2004, Mr. Laskey was granted 150,000 stock options and purchased 25,000 shares at a discounted price of $7.00 per share. This transaction was rescinded on March 8, 2005. To replace this prior transaction, he was granted 150,000 stock options on March 8, 2005. Further, to replicate the economic value of the rescinded options and the lost economic value of the shares he purchased, the Company also granted Mr. Laskey the discounted share purchase right and the restricted stock units described in footnote 13 above. Because the option grant to Mr. Laskey in October 2004 was rescinded, it is not listed as a grant in fiscal 2004. On October 18, 2005, the Company granted John Laskey, 50,000 stock options with a per share exercise price of $14.30.
(15)	Includes a $25,000 signing bonus paid to Mr. Mongelluzzo upon his employment with the Company.
(16)	On March 9, 2005, the Company granted Mr. Mongelluzzo 150,000 stock options with a per share exercise price of $11.56.
(17)	Mr. Mobayen’s bonus included amounts earned under a special quarterly bonus plan as well as amounts earned under the Bonus Plan. In 2005, Mr. Mobayen earned $110,295 under a quarterly bonus plan and $97,750 under the Bonus Plan. In 2004, Mr. Mobayen earned $103,745 under a quarterly bonus plan and $77,000 under the Bonus Plan. In 2003, Mr. Mobayen earned $113,101 under a quarterly bonus plan and $57,000 under the Bonus Plan.
(18)	Except for housing, Mr. St. John’s compensation, which is paid in euros, is reported here in U.S. dollars at the annual conversion rates of .804 euros per dollar in 2005, .806 euros per dollar in 2004, and .885 euros per dollar in 2003. The Company directly pays for Mr. St. John’s housing at 900,000 yen per month and treats a portion of this rent as income to Mr. St. John. This portion is reflected as Other Annual Compensation. This portion of the housing cost that the Company attributed to Mr. St. John as compensation was paid in yen and is reported here in U.S. dollars at the annual conversion rates of 110.096 yen per dollar in 2005, 108.17 yen per dollar in 2004, and 116 yen per dollar in 2003.

Option Grants in 2005

The following table presents additional information concerning the stock options shown in the Summary Compensation Table and granted to the named executive officers during 2005:

	INDIVIDUAL GRANTS					Potential Realizable Value at assumed annual rates of appreciation for option term.(4)
	Number of Securities Underlying Options Granted (#)(1)		Percent of Total Options Granted to Employees in Fiscal Year 2005(2)	Exercise Price ($/Sh)(3)	Expiration Date
Name						5%	10%
William J. Weyand	5,000	(5)	—%	$10.27	01/02/2010	$14,187	$31,350
William J. Weyand	450,000		31.2%	$9.89	02/10/2015	$2,798,896	$7,092,951
Frank Perna, Jr.	—		—%
Glenn R. Wienkoop	275,000		19.0%	$14.30	08/15/2015	$2,473,128	$6,267,392
John J. Laskey	150,000		10.4%	$11.40	3/07/2015	$1,075,410	$2,725,300
John J. Laskey	50,000		3.5%	$14.30	10/17/2015	$449,660	$1,139,526
John A. Mongelluzzo	150,000		10.4%	$11.56	03/08/2015	$1,090,503	$2,763,549
Amir Mobayen	—		—%	—	—	—	—
Christopher St. John	—		—%	—	—	—	—

(1)	Other than the 5,000 option grant to William Weyand, all options granted are exercisable in installments. Mr. Weyand’s 450,000 options vest in two equal annual installments on the first and second anniversaries of the date of grant, with full vesting on the second anniversary of the grant date. The options granted to Messrs. Wienkoop and Mongelluzzo, as well as the 50,000 option grant to John Laskey vest in four equal annual installments, with 25% of the options becoming exercisable one year after the date of grant and with an additional 25% of the options becoming exercisable on each successive anniversary date. For these options, full vesting will occur on the fourth anniversary of the grant date. The 150,000 stock option grant to Mr. Laskey was made on March 8, 2005 and vests in four equal installments, beginning on October 18, 2005. For a detailed explanation, refer to the Employment and Severance Agreements Section below.
(2)	Based on grants to employees of non-qualified stock options to purchase shares of common stock granted during the fiscal year ended December 31, 2005.
(3)	Options were granted at an exercise price equal to or greater than the fair market value on the date of grant.
(4)	The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term. The 5% and 10% assumed rates of appreciation are derived from the rules of the SEC and do not represent our estimate or projection of the future common stock price.
(5)	On January 3, 2005, Mr. Weyand also received a grant of 5,000 stock options for his service as a non-employee director of the Company prior to his employment as Chairman and Chief Executive Officer. The exercise price of these 5,000 options is $10.27 per share and vested in one year.

Aggregated Option Exercises in 2005 and Year-End Option Values

The following table shows information for the named executive officers, concerning:

(1)	exercises of stock options during 2005; and

(2)	the amount and values of unexercised stock options as of December 31, 2005

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
William J. Weyand	—	—	10,000	455,000	$73,200	$3,233,150
Frank Perna, Jr.(2)	—	—	867,975	0	$6,471,680	0
Glenn R. Wienkoop	—	—	—	275,000	—	$742,500
John J. Laskey	—	—	37,500	162,500	$210,000	$765,000
John A. Mongelluzzo	—	—	0	150,000	—	$816,000
Amir Mobayen	—	—	66,725	53,750	$359,555	$440,500
Christopher St. John	—	—	245,475	75,000	$1,775,505	$594,875

(1)	Based on the closing price of our common stock on December 30, 2005 (last trade date for the year) which was $17.00 per share, minus the exercise price of “in-the-money” options.
(2)	Mr. Perna’s employment with us was terminated effective February 10, 2005. We extended the exercise period for his vested options three years (provided 425,000 of his vested options were terminated), subject to the earlier expiration for certain specific reasons unrelated to his termination of employment.

Long-Term Incentive Plans-Awards in Last Fiscal Year

The following Long-Term Incentive Plan (“LTIP”) table reflects information concerning each award made to a named executive officer in the last completed fiscal year relative to performance stock unit awards.

Name (a)	Number of Shares, Units, or Other Rights (#) (b)(1)	Performance or other Period until Maturation or Payout (c) (2)
William J. Weyand	100,000	02/10/07	(3)
Frank Perna, Jr.	—
Glenn R. Wienkoop	40,000	08/15/07	(4)
John J. Laskey	30,000	05/25/07	(5)
John A. Mongelluzzo	30,000	03/09/07	(6)
Amir Mobayen	25,000	05/25/07	(7)
Christopher St.John	25,000	05/25/07	(8)

(1)	Performance Stock Units that vest shall be paid in an equivalent number of shares of common stock.
(2)	In 2005, the Company granted Performance Stock Awards that vest and are payable in shares upon satisfaction of either of two criteria: (i) the stock price closes at a specified price or greater each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market (the “Exercise Price”), or (ii) we are sold at or above the Exercise Price (the “Vesting Criteria”).
(3)	On February 10, 2005, Mr. Weyand was granted 100,000 performance stock units with a per share Exercise Price of $15.00. For additional information on Mr. Weyand’s performance stock units, see footnote 4 to the table located under the heading “Equity Compensation Plan Information.”
(4)	On August 15, 2005, Mr. Wienkoop was granted 40,000 performance stock units with a per share Exercise Price of $20.00. For additional information on Mr. Wienkoop’s performance stock units, see footnote 4 to the table located under the heading “Equity Compensation Plan Information.”
(5)	On May 25, 2005, Mr. Laskey was granted 30,000 performance stock units with a per share Exercise Price of $17.00. For additional information on Mr. Laskey’s performance stock units, see footnote 4 to the table located under the heading “Equity Compensation Plan Information.”
(6)	On March 9, 2005, Mr. Mongelluzzo was granted 30,000 performance stock units with a per share Exercise Price of $17.00. For additional information on Mr. Mongelluzzo’s performance stock units, see footnote 4 to the table located under the heading “Equity Compensation Plan Information.”

(7)	On May 25, 2005, Amir Mobayen was granted 25,000 performance stock units with a per share Exercise Price of $17.00. For additional information on Mr. Mobayen’s performance stock units, see footnote 4 to the table located under the heading “Equity Compensation Plan Information.”
(8)	On May 25, 2005, Christopher St.John was granted 25,000 performance stock units with a per share Exercise Price of $17.00. For additional information on Mr. St.John’s performance stock units, see footnote 4 to the table located under the heading “Equity Compensation Plan Information.”

Pension Plan Table

The following table reflects estimated gross annual pension benefits relative to a German pension plan in which Mr. St.John participates, based on annual remuneration and years of service. Mr. St.John has completed 15 years of service with us, and began participating in the plan on or about December 12, 1997, approximately eight years ago. The pension obligations include a grant of retirement pension, disability and survivor’s pension. The amount of the pension is for each year of service (maximum 30 years) at 0.5% of salary up to the Social Security Contribution Ceiling (“SSCC”), and 1.5% of the exceeding part of the salary. The widow’s/widower’s pension amounts to 60% of the retirement pension. Even though the normal retirement age is 65, Mr. St.John could provide additional Years of Service. The table assumes a 3% yearly salary increase and provides for an exchange rate, as well as an SSCC in EURO of 61,800, and SSCC in USD of 84,301. In his first year under the plan, Mr. St.John’s actual salary was approximately US$100,000; however, Mr. St.John’s salary increase since his first year’s participation in the plan has exceeded the 3% assumption referenced above. To illustrate the plan, we assume that Mr. St.John’s salary in 1997 was $200,000. At year 2, given the nominal 3% salary increase, his pay would have been $206,000, and the Annual Pension Benefit would increase accordingly until at year 10, the Annual Pension Benefit would increase to $60,955. However, since we take into account the SSCC, at year 10, the Annual Pension Benefit caps out at $25,962 as reflected below.

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

Employment and Severance Agreements

Mr. Weyand joined us as a director on December 2, 2004 and became chairman and chief executive officer on February 10, 2005. At this time, we entered into a two-year employment agreement with Mr. Weyand. He receives an annual base salary of $485,000 and has a current annual target bonus opportunity of 100% of base salary, which bonus may exceed target as determined by the Compensation Committee of the board. Upon joining us, he purchased 50,000 restricted shares at $11.73 per share, and in conjunction with this purchase, was granted 200,000 restricted stock units that will be paid on a one-for-one basis, in shares of our common stock. Although these stock units vest in two equal installments, half on March 1, 2006 and the remaining half on March 1, 2007, Mr. Weyand will not be issued the 200,000 shares of restricted stock until March 1, 2007. He also received a grant of 450,000 options at an exercise price of $9.89 per share which vest in two equal installments on February 10, 2006 and February 10, 2007. Mr. Weyand was also granted a 100,000 share one for one performance stock unit award. The award vests if either (1) our stock price closes at $15.00 or more each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market or (2) we are sold at a per share price of $15.00 or more. Mr. Weyand also holds 15,000 share options that were granted to Mr. Weyand in his capacity as a non-employee director prior to February 10, 2005 at an exercise price of $9.68 per share for 10,000 options and $10.27 per share for 5,000 options. In the event Mr. Weyand’s employment is terminated during the two-year employment term either by us without “Cause” or by Mr. Weyand for “Good Reason” (as those terms are defined in the Employment Agreement), he will be entitled to severance pay that includes (1) continued payment of his regular base salary for the duration of the two-year period, (2) if the termination of employment occurs before December 31, 2005, an amount equal to 175% of Mr. Weyand’s annualized base salary rate in effect immediately prior to the termination, and (3) if the termination of employment occurs on or after December 31, 2005, but before December 31, 2006, an amount equal to 100% of Mr. Weyand’s annualized base salary rate in effect immediately prior to the termination. In addition, the equity-based awards described above will also generally become fully vested, to the extent then outstanding and not otherwise vested, in connection with such a termination of employment.

Mr. Wienkoop joined us as president and chief operating officer on August 15, 2005. We entered into an employment agreement with Mr. Wienkoop pursuant to which he receives an annual base salary of $370,000 and has a current annual target bonus opportunity of 70% of base salary, which bonus may exceed target as determined by the Compensation Committee of the board. He also received a grant for 275,000 share options with an exercise price of $14.30 per share that vest annually in four equal installments beginning August 15, 2006. Mr. Wienkoop was also granted a 40,000 share one for one performance stock unit award. The award vests if either (1) our stock price closes at $20.00 or more each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market or (2) we are sold at a per share price of $20.00. Our employment agreement with Mr. Wienkoop further provides that if during the first year of Mr. Wienkoop’s employment with us we terminate his employment for other than (i) cause or (ii) upon a change-in-control, then he is entitled to a severance payment equal to 100% of his then current salary. In addition, under this agreement we agreed to cover the expenses associated with the real estate fees and closing costs for the sale of his home in Saratoga, California (the “Premises”), plus relocation costs, in total up to a maximum of $300,000. We also agreed to cover a portion of any negative gap (the “Shortfall”), if any, that may result between the gross sale price (defined below) of the Premises and the appraisal value as follows: we will pay 25% of the first $250,000 of the Shortfall, 50% of the next $250,000 of any Shortfall, 75% of the next $500,000 Shortfall and 100% of any Shortfall to the extent exceeding $1 million. We agreed on the engagement of an independent appraiser to conduct an appraisal of the Premises. Gross sales price was defined as the actual purchase price without deduction for real estate commissions, taxes, prorations or other costs of sale. Our obligation to cover any Shortfall extends for one year from the date of agreement (provided the board may extend this term).

Mr. Laskey joined us as senior vice president and chief financial officer on October 18, 2004. He currently receives a base salary of $310,000 and has an annual target bonus opportunity of 60% of base salary, which bonus may exceed target as determined by the Compensation Committee of the board. He also exercised his right to purchase 25,000 shares of restricted stock under a restricted stock agreement with us at $7.00 per share, received a 39,000 share grant of restricted stock units which vest annually in four equal installments beginning on October 18, 2005, and received an option grant totaling 150,000 share options at an exercise price of $11.40 per share that vest annually in four equal parts beginning on October 18, 2005. Mr. Laskey was also granted a 50,000 share option on October 18, 2005 at an exercise price of $14.30 per share that vests annually in four equal installments beginning October 18, 2006. Mr. Laskey was granted a 30,000 share one for one performance stock unit award. The award vests if either (1) our stock price closes at $17.00 or more each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market or (2) we are sold at a per share price of $17.00.

Mr. Mongelluzzo joined us as senior vice president, general counsel and secretary on March 3, 2005. He currently receives a base salary of $300,000, and has an annual target bonus opportunity of 60% of base salary, which bonus may exceed target as determined by the Compensation Committee of the board. He also received a signing bonus of $25,000 and a grant for 150,000 options at an exercise price of $11.56 per share and received a grant for an additional 50,000 options at an exercise price of $19.15 per share on March 7, 2006. Mr. Mongelluzzo was also granted a 30,000 share one for one performance stock unit award. The award vests if either (1) our stock price closes at $17.00 or more each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market or (2) we are sold at a per share price of $17.00.

We have entered into Severance Compensation Agreements with Messrs. Wienkoop, Laskey and Mongelluzzo that provide that if the executive’s employment is terminated by us for other than Cause (as defined) or by the executive for other than Good Reason (as defined), or retirement, death or disability (so defined) of the executive within two years following a change in control of the Company (as defined below) they are entitled to receive (i) full base salary through the date of termination plus credit for any unused vacation; (ii) pro rata share of annual bonus award for the year of termination; (iii) 2.5 times the sum of annualized base salary plus annual bonus; and (iv) a “gross-up payment” for any excise tax imposed by Section 4999 of the Internal Revenue Code and any taxes on such gross-up amount. In addition, all stock options held by the terminated executive would immediately vest and become exercisable and we would continue the terminated executive’s medical and dental benefits until the earlier of 2 1/2 years after the date of termination or commencement of full-time employment by the terminated executive. The severance agreements are automatically renewed annually unless written notice of termination by a party is given 60 days prior to December 31 of each year. In addition, the Severance Compensation Agreements will continue in effect for two years following a change in control.

Change in control is deemed to occur under the Severance Compensation Agreements if: (i) there shall be consummated any consolidation or merger of the Company and, as a result of such consolidation or merger (x) less than 50% of the outstanding common shares and 50% of the voting shares of the surviving or resulting corporation are owned, immediately after such consolidation or merger, by the owners of the Company’s common shares immediately prior to such consolidation or merger, or (y) any person shall become the beneficial owner of 20% or more of the surviving or resulting corporation’s outstanding common shares; or (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the company shall be consummated; or (iii) the shareholders of the Company shall approve any plan or proposal for the liquidation or dissolution of the Company; or (iv) any person shall become the beneficial owner of 20% or more of the Company’s outstanding common shares; or (v) during any period of two consecutive years, individuals who, at the beginning of such period constitute the entire board of directors, shall cease for any reason to constitute a majority thereof unless the election or the nomination for election by the Company’s shareholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

We are a party to an agreement with Amir Mobayen. This agreement sets his current base salary at $250,000. Mr. Mobayen currently participates in the special quarterly bonus plan as well as the annual bonus plan with a target bonus of 50%, which bonus may exceed target. Mr. Mobayen also receives a housing allowance of approximately $7,500 per month as well as a company car. Because Mr. Mobayen is on an expatriate assignment, we provide him a tax equalization benefit that limits his tax burden resulting from this assignment. Finally, this agreement provides Mr. Mobayen a severance benefit that includes a minimum six month advance notice in the event we wish to terminate Mr. Mobayen’s employment, and a lump sum payment equal to 50% of total remuneration earned in the prior calendar year. This lump sum payment is increased to 100% once he has been employed by us for 10 years (his original date of employment was October 1, 2001).

We are a party to an agreement with Christopher St.John. This agreement sets his current base salary at $260,000. Mr. St. John participates in an incentive bonus plan and he is currently eligible for a target bonus of 50%, which bonus may exceed target. He is also eligible to participate in a pension plan, receives a company car (which he currently does not utilize), and other standard benefits. Mr. St. John is currently situated in Japan at our request, and therefore we are providing him certain expatriate benefits including a housing allowance of approximately $7,500 per month and a cost of living allowance of 4,486.89 Euros (approximately $5,300). Finally, this agreement provides Mr. St. John a severance benefit that includes a minimum six month advance notice in the event we wish to terminate Mr. St. John’s employment and a lump sum payment equal to 100% of total remuneration earned in the prior calendar year.

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

As of May 1, 2006, we were also a party to Severance Compensation Agreements with 22 other management employees. Two of these 22 employees have entered into agreements that are identical to the Mobayen and St. John Severance Compensation Agreements, and the other 20 have entered into agreements with us that are identical to the Mobayen and St. John Severance Compensation Agreements, except that the multiplier to be used to determine the severance benefit is 1.0 times sum of annualized base salary plus annual bonus in contrast to the 2.0 for Mobayen, St. John and the other two management employees.

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

We also entered into a Consulting Agreement, dated as of February 10, 2005 (the “Consulting Agreement”), with Mr. Perna. The Consulting Agreement had a maximum two-year term and generally provided that Mr. Perna will be available during the term to provide transition or other services that we may reasonably request. We paid Mr. Perna a consulting fee of $14,000 for each month of his service to us during the term of the Consulting Agreement. Minimal services were provided by Mr. Perna. We terminated Mr. Perna’s Consulting Agreement effective March 24, 2006.

Compensation Committee Interlocks and Insider Participation

Compensation Committee Information

The table below provides membership information for the Company’s Compensation Committee from January 1, 2005 to July 12, 2005:

Name	Compensation Committee
Donald Glickman	Chair
William F. Grun	Member
Mark A. Stevens	Member

The table below provides membership information for the Company’s Compensation Committee from July 12, 2005 to December 31, 2005:

Name	Compensation Committee
Gregory P. Spivy	Chair
Mark A. Stevens	Member
Masood Jabbar	Member

During 2005, no member serving on the Compensation Committee is or has been an officer or employee of the Company or had any relationship requiring disclosure by the Company under Item 404 of the SEC’s Regulation S-K. In addition, no member of the Compensation Committee is employed by a company whose board of directors includes a member of our management. Effective May 26, 2006, Mr. Spivy tendered his resignation as Chairman of the Compensation Committee, and Mr. Jabbar was appointed Chairman of the Compensation Committee. In addition, on the same date, Ashfaq Munshi became a member of the Compensation Committee.

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

Non-employee directors are eligible to participate in the Non-Employee Director Program. Under this program, non-employee directors receive a grant of options to purchase 10,000 shares of common stock upon election to the Board. In addition, non-employee directors receive an annual grant of 5,000 options to purchase shares of common stock on the first business day of each calendar year. In 2005, Messrs. Glickman, Grun, Riordan, Spivy, Stevens, and Weyand received an annual grant of 5,000 options at an exercise price per share of $10.27, and Messrs. Jabbar and Munshi each received a grant for 10,000 options upon their election to the board at an exercise price per share of $13.18, while Mr. Livingston received a grant for 10,000 options upon his election to the board at an exercise price per share of $10.40. All of the options granted under the program become exercisable 12 months after the date of grant and expire on the fifth anniversary of the grant date.

Lead Director

In March 2003, the board of directors created a new position of lead director. The independent directors appoint the lead director annually. The independent directors designated Donald Glickman to serve in the position for 2005. The lead director’s compensation is an additional $20,000 annually.

The lead director’s primary responsibility is to:

•	assist the board in assuring compliance with and implementation of our governance guidelines,

•	act as the principal liaison between independent directors and the chief executive officer on certain issues, and

•	coordinate the agenda for and chair meetings of the independent directors.

Ten—Year Option/SARs Repricing

The following table sets forth information regarding options held by executive officers of the Company that have been re-priced, during the ten year period ended December 31, 2005.

Name	Date	Number of Securities Underlying Options/SARs Repriced or Amended (#)	Market Price of Stock at Time of Repricing or Amendment ($)	Exercise Price at Time of Repricing or Amendment ($)	New Exercise Price ($)	Length of Original Option Term Remaining at Date of Repricing or Amendment (Years)
John J. Laskey(1)	03/08/2005	150,000	11.40	8.71	11.40	9

(1)	In October 2004, the Board granted Mr. Laskey 150,000 stock options with a per share exercise price of $8.71 (the then fair market value of a share of the Company). At the time Mr. Laskey was granted these options, the Company was subject to a blackout period which limited the ability of executives of the Company to engage in certain securities transactions. Consequently, the Company rescinded the October 2004 option grant. On March 8, 2005, after the blackout period had terminated and in replacement for the rescinded stock options, the Company granted Mr. Laskey 150,000 new stock options with an exercise price of $11.40 per share (the then fair market value of a share of Company stock). The terms of these options were otherwise substantially the same as the October 2004 stock options granted to Mr. Laskey, with vesting to occur as provided in the original stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of May 1, 2006 by: (1) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock. Five percent (5%) or greater shareholder information is based on information received from Schedule 13D/13G filings made within the last twelve months. The information provided is to the best knowledge and belief of the Company. Unless otherwise indicated, the address of each of the beneficial owners listed in this table is: c/o MSC.Software Corporation, 2 MacArthur Place, Santa Ana, California 92707.

Name and Address of Beneficial Owner	Common Stock Ownership(1)	Options Exercisable within 60 Days(2)	Percent of Class(3)
ValueAct Capital Master Fund, L.P. 435 Pacific Avenue, Fourth Floor San Francisco, CA 94133(4)	3,432,526	—	11.06%
Morgan Stanley 1221 Avenue of the Americas New York, NY 10020(5)	2,587,261	—	8.33%
MSD Capital L.P. 645 Fifth Avenue, 21st Floor New York, NY 10022(6)	3,685,700	—	11.87%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 904017(7)	2,254,550	—	7.26%
Rockbay Capital Management, L.P. 600 Fifth Avenue, 24th Floor New York, NY 10020(8)	3,058,800	—	9.85%
Wells Fargo & Company 420 Montgomery Street, San Francisco, CA 94104(9)	1,888,429	—	6.08%
Silver Point Capital, L.P. Two Greenwich Plaza, 1st Floor Greenwich, CT 06830(10)	3,338,900	—	10.75%
UBS AG Bahnhofstrasse 45 PO Box CH-8021 Zurich, Switzerland(11)	1,839,957	—	5.93%
National City Corp. 1900 East Ninth Street Cleveland, OH 44114(12)	1,732,670	—	5.58%
Caxton International Limited c/o Prime Management Limited Mechanics Building 12 Church Street Hamilton, AM 11 (13) Bermuda	2,015,400	—	6.49%

Donald Glickman(14)	13,000	18,000		*
William F. Grun(15)	13,285	18,000		*
Masood A. Jabbar(16)	0	0		*
Philip B. Livingston(17)	14,225	10,000		*
Ashfaq A. Munshi(18)	0	0		*
George N. Riordan(19)	13,101	18,000		*
Gregory P. Spivy(20)	0	15,000		*
Mark A. Stevens(21)	0	15,000		*
William J. Weyand(22)	50,000	240,000		*
Glenn R. Wienkoop(23)	0	0		*
John A. Mongelluzzo(24)	0	37,500		*
John J. Laskey(25)	36,066	37,500		*
Frank Perna Jr.(26)	150,285	867,975		3.19%
Amir Mobayen(27)	8,795	82,975		*
Christopher St. John(28)	8,321	276,725		*
All current directors and current executive officers as a group (10 persons)	125,452	384,000	**	1.75%

(1)	This column lists common stock that, except as provided with respect to certain shares held in trust with the person’s spouse and as otherwise provided under state community property laws, beneficial ownership is direct and the person indicated has sole voting and investment power over the shares of common stock indicated. This column also lists restricted common stock granted to certain executives (as set out individually below).
(2)	The amounts shown in this column include vested stock options and stock options that will vest within 60 days of May 1, 2006. If shares are acquired, the director or executive officer would have sole discretion as to voting and investment.
(3)	All expressions of percent of class held assume that the options, if any, of the particular person or group in question, and no others, have been exercised or that such person’s restricted stock units or performance units have been settled in shares of common stock. Percent of class is based on 31,024,050 shares of the company’s common stock outstanding on May 1, 2006.
(4)	Based upon information set forth in a Form 4 filed under the Securities Exchange Act of 1934 by VA Partners LLC, general partner of ValueAct Capital Master Fund, L.P., dated April 4, 2006 for an event occurring on March 31, 2006.
(5)	Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by Morgan Stanley dated December 31, 2005.
(6)	Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by MSD Capital L.P. and MSD Torchlight, L.P. dated November 2, 2005.
(7)	Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by Dimensional Fund Advisors, Inc. dated February 6, 2006 for the year ended December 31, 2005.
(8)	Based upon information set forth in an Amendment No. 2 to a Schedule 13G filed under the Securities Exchange Act of 1934 by Rockbay Capital Management, L.P., Rockbay Capital Advisors, Inc., RCM Advisors, Inc., and others as set out in the amendment as “Reporting Persons” dated February 24, 2006.
(9)	Based upon information set forth in Amendment No. 1 to Schedule 13G filed under the Securities Exchange Act of 1934 by Wells Fargo & Company and Wells Capital Management Incorporated, dated February 2, 2006 for the year ended December 31, 2005.
(10)	Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by Silver Point Capital, L.P. dated November 7, 2005.
(11)	Based upon information set forth in Amendment No. 2 to a Schedule 13G filed under the Securities Exchange Act of 1934 by UBS AG dated February 15, 2006 for the year ended December 31, 2005.
(12)	Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 by National City Corp. dated February 14, 2005.
(13)	Based upon information set forth in a Schedule 13G filed under the Securities Act of 1934 by Caxton International Limited dated February 13, 2006 for the year ended December 31, 2005.
(14)	Mr. Glickman holds 5,000 share options that are not exercisable within 60 days of May1, 2006.

(15)	Mr. Grun holds 5,000 share options that are not exercisable within 60 days of May 1, 2006.
(16)	Mr. Jabbar holds 15,000 share options that are not exercisable within 60 days of May 1, 2006.
(17)	Of the 14,225 shares beneficially held 3,225 shares are owned by family members. Mr. Livingston holds 5,000 share options that are not exercisable within 60 days of May 1, 2006. Mr. Livingston resigned as a director and chairman of the Audit Committee effective June 5, 2006.
(18)	Mr. Munshi holds 15,000 share options that are not exercisable within 60 days of May 1, 2006.
(19)	Of the 13,101 shares beneficially held 6,601 shares are represented by debentures convertible into our common stock. Mr. Riordan holds 5,000 share options that are not exercisable within 60 days of May 1, 2006.
(20)	Mr. Spivy is a member of VA Partners LLC. VA Partners LLC is the general partner of ValueAct Capital Master Fund L.P., a greater than 10% stockholder of the company (see footnote 4 above). In addition, MSC has entered into a Stockholders’ Agreement dated December 3, 2004 with ValueAct Capital, which was subsequently amended on February 10, 2005. Mr. Spivy holds 5,000 share options that are not exercisable within 60 days of May 1, 2006. Mr. Spivy resigned as a director and Chairman of the Compensation Committee effective May 26, 2006.
(21)	Mr. Stevens holds 5,000 share options that are not exercisable within 60 days of May 1, 2006.
(22)	The 50,000 shares beneficially owned represent restricted stock purchased by Mr. Weyand under a restricted stock agreement. Mr. Weyand was also granted 200,000 restricted stock units. Although the restricted stock units vest in two installments, half on March 1, 2006 and the remaining half on March 1, 2007, Mr. Weyand will not be issued the 200,000 shares of restricted stock until March 1, 2007 and has no voting rights to any portion of these shares at this time. On February 10, 2005 Mr. Weyand was granted a 450,000 option which vests in two equal annual installments on February 10, 2006 and February 10, 2007. For additional information regarding Mr. Weyand’s equity compensation arrangement, see the discussion under the heading, “Employment and Severance Agreements” in Item 11.
(23)	On August 15, 2005 Mr. Wienkoop was granted a 275,000 share option that vests annually in four equal installments beginning August 15, 2006. For additional information regarding Mr. Wienkoop’s equity compensation arrangement, see the discussion under the heading, “Employment and Severance Agreements” in Item 11.
(24)	On March 9, 2005 Mr. Mongelluzzo was granted a 150,000 share option that vests annually in four equal installments beginning March 9, 2006 (as noted in chart above). On March 7, 2006, Mr. Mongelluzzo was granted 50,000 share options that vest annually in four installments beginning March 7, 2007. For additional information regarding Mr. Mongelluzzo’s equity compensation arrangement, see the discussion under the heading, “Employment and Severance Agreements” in Item 11.
(25)	Of the 36,066 shares beneficially owned, 25,000 shares represent restricted stock purchased by Mr. Laskey under a restricted stock agreement; 9,750 shares represent the first vested shares of a 39,000 share restricted stock unit which vests annually over a 4 year period beginning October 18, 2005 (he holds an additional 29,250 remaining restricted stock units that are not vested) and 1,316 shares which were awarded under the 2000 Executive Bonus Plan. The 37,500 share options reflected above represent the portion of an option grant totaling 150,000 share options granted to Mr. Laskey as a result of his employment with us that vests annually in four equal parts beginning on October 18, 2005. Mr. Laskey was also granted a 50,000 share option on October 18, 2005 that vests annually in four equal installments beginning October 18, 2006. For additional information regarding Mr. Laskey’s equity compensation arrangement, see the discussion under the heading “Employment and Severance Agreements” in Item 11.

(26)	Of the 150,285 shares beneficially held 452 are represented by convertible debentures. In addition, Mr. Perna, Jr. elected to defer his executive bonus shares from prior years as follows: 15,000 shares for the 2000 Executive Bonus, 25,806 shares for the 2001 Executive Bonus, and 9,615 for the 2003 Executive Bonus. Moreover, Mr. Perna’s Consulting arrangement with the Company terminated on or about March 24, 2006, and the Company is in the process of issuing to Mr. Perna, Jr. those deferred shares.
(27)	For additional information regarding Mr. Mobayen’s equity compensation arrangement, see the discussion under the heading “New Executive Team” in Item 11. Mr. Mobayen also elected to defer his executive bonus shares from prior years as follows: 3,654 shares for the 2003 Executive Bonus, and 4,053 shares for the 2004 Executive Bonus.
(28)	For additional information regarding Mr. St. John’s equity compensation arrangement, see the discussion under the heading “New Executive Team” in Item 11. Mr. St. John elected to defer his executive bonus shares from prior years as follows: 1,275 shares for the 2002 Executive Bonus, 2,372 shares for the 2003 Executive Bonus, and 2,632 shares for the 2004 Executive Bonus.
*	Holdings represent less than 1% of all shares outstanding.
**	Includes current directors and current executive officers only (William J. Weyand, John J. Laskey, Glenn R. Wienkoop, and John A. Mongelluzzo).

Equity Compensation Plan Information

The Company currently maintains five equity compensation plans: the 1991 Plan, the 1998 Plan, the 2001 Plan, the 2000 Executive Cash or Stock Bonus Plan (the “Executive Bonus Plan”), and the Company’s Employee Stock Purchase Plan (the “ESPP”). In addition, in conjunction with the acquisition of Advanced Enterprise Solutions, Inc. (“AES”) (which was approved by stockholders of the Company), the Company assumed outstanding options to acquire AES common stock, which were converted into fully vested options (the “AES Options”). Each of these plans and the conversion of the AES Options have been approved by the Company’s stockholders. In 2005, the Company granted stock options and other equity-based awards to members of senior management which were not granted under a stockholder-approved plan.

The following table sets forth, for each of the Company’s equity compensation plans, the number of shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	5,338,319		$10.66		1,254,194
Equity compensation plans not approved by security holders	229,250	(3)	[N/A	]	—

Restricted Stock Units, Performance Stock Unit Awards (2), Out-of-Plan Option	395,000	(4)	[N/A	]
Grants/Warrants	890,000	(5)	$11.62

Total	6,852,569		$10.80		1,254,194

(1)	The weighted average exercise prices set forth in this column do not include restricted stock units and performance stock units which, by their terms, do not have exercise prices. However, the average vesting price for performance stock units is $17.13.

(2)	During 2005, the Company granted Performance Stock Awards that vest and are payable in shares upon satisfaction of either of two criteria: (i) the stock price closes at a specified price or greater each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market (the “Exercise Price”), or (ii) we are sold at or above the Exercise Price (the “Vesting Criteria”). Upon such occurrence, a plan participant will be paid in shares of stock of the Company. The Company may, but is not obligated to, withhold a certain amount of shares to cover the taxes due in such transaction.
(3)	Includes 229,250 restricted stock units granted to Mr. Weyand and Mr. Laskey. Mr. Weyand was granted 200,000 restricted stock units on March 1, 2005. This restricted stock unit award vests as to 50% of the total number of stock units on each of March 1, 2006 and March 1, 2007. Once vested, Mr. Weyand’s restricted stock units will be settled in an equivalent number of shares of the Company’s common stock on the earlier of (i) March 1, 2007, (ii) six months following the termination of Mr. Weyand’s employment, (iii) a change in control of the Company, or (iv) a transaction by which the Company goes private such that the common stock of the Company is no longer readily tradable on an established securities market. As of December 31, 2005, none of Mr. Weyand’s restricted stock units had vested. Mr. Laskey was granted 39,000 restricted stock units on March 8, 2005, which vest equally on each of October 18, 2005, 2006, 2007 and 2008. As of December 31, 2005, 9,750 of Mr. Laskey’s restricted stock units had vested, and 29,250 units remained unvested. Once vested, Mr. Laskey’s restricted stock units will be settled in equivalent numbers of common shares of Company stock as soon as practicable after the vesting date.
(4)	Includes 395,000 performance stock unit awards granted to 24 upper management employees, including Messrs. Weyand, Wienkoop, Mongelluzzo, Laskey, Mobayen and St.John. Performance stock awards vest if, within a two year period following the date the award is granted, the stock price of the Company closes at a specified price (the “Vesting Price”) over a period of at least 30 consecutive trading days while listed on the New York Stock Exchange (“NYSE”) or the NASDAQ National Market (“NASDAQ”) or the Company is sold at a specified per share price. Upon vesting, the award is to be settled in an equivalent number of shares of the Company’s common stock. Mr. Weyand was granted 100,000 performance stock units on February 10, 2005, with a Vesting Price of $15.00; Mr. Mongelluzzo was granted 30,000 performance stock units on March 9, 2005, with a Vesting Price of $17.00; Mr. Laskey was granted 30,000 performance stock units on May 25, 2005, with a Vesting Price of $17.00; Mr. Wienkoop was granted 40,000 performance stock units on August 15, 2005, at a Vesting Price of $20.00.; Mr. Mobayen was granted 25,000 performance stock units on May 25, 2005 at a Vesting Price of $17.00; and Mr. St.John was granted 25,000 performance stock units on May 25, 2005 at a Vesting Price of $17.00.
(5)	Includes 875,000 options that were issued under plans not approved by stockholders (“out of plan options”). On February 10, 2005, Mr. Weyand was granted 450,000 out of plan options at an exercise price of $9.89 per share, which vest in two equal installments on February 10, 2006 and February 10, 2007 and which expire on the tenth anniversary of the grant date. On March 9, 2005, Mr. Mongelluzzo was granted 150,000 out of plan options at an exercise price of $11.56 per share, which vest in four equal annual installments beginning March 9, 2006, and which expire on the tenth anniversary of the grant date. On August 15, 2005, Mr. Wienkoop was granted 275,000 out of plan options at an exercise price of $14.30 per share, which vest in four equal annual installments beginning August 15, 2006, and which expire on the tenth anniversary of the grant date. Also includes 15,000 warrants issued to the former president of MDI in exchange for consulting services.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2003, we loaned Mr. St.John 8,500,000 Japanese Yen at a simple interest rate of 8.917% based on the Tokyo Interbank Offered Rate (TIBOR) as of such date. In April 2004, we loaned Mr. St.John 6,000,000 Japanese Yen with a simple interest rate of 6%, again based on the TIBOR as of such date. Both loans were made in conjunction with Mr. St.John’s expatriate status. Mr. St. John had to file and pay significant taxes in Japan while waiting for a significant tax refund from the German tax authorities. These loan amounts remained outstanding through December 2005, at which time they were paid off in full, and no subsequent loans have been made.

During part of 2005, Dassault Systemes was deemed a beneficial owner of more than five percent (5%) of our common stock. On or about April 20, 2001, the Company formed a strategic alliance with Dassault Systemes S.A. pursuant to which the Company was to develop our next generation of simulation software using Dassault Systemes’ Version 5 Architecture. The Company also acted as a strategic distribution channel for the joint Version 5 Analysis and Simulation portfolio. We also assumed a note payable to Dassault Systemes of America Corp. (“DSA”) as part of the acquisition of Advanced Enterprise Solutions, Inc., with an outstanding principal of $4,990,000 at December 31, 2001, bearing interest at 3.2%. As of December 31, 2005, there was no balance owing under the note.

In 2005, we paid Dassault and/or DSA in the aggregate $2,777,364, under our arrangements with Dassault and the note to DSA.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the approximate fees billed to us for services performed in 2004 (by KPMG, our former independent registered public accounting firm) and in 2005 (by Deloitte & Touche LLP, our current independent registered public accounting firm):

	2004	2005
Audit Fees	$281,000	$5,778,000
Audit-Related Fees	92,000	1,177,000
Tax Fees		76.000
All Other Fees	—	—

Total	$373,000	$7,031,000

Audit Fees.    This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, including the audit of our Profit Sharing Plan. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

Audit-Related Fees.    This category consists of assurance and related services provided that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category primarily include due diligence, accounting consultations and audits in connection with acquisitions and internal control reviews related to our Sarbanes-Oxley compliance initiatives.

Tax Fees.    This category consists of professional services rendered, primarily in connection with our tax compliance activities, including the preparation of tax returns in certain overseas jurisdictions and technical tax advice related to the preparation of tax returns.

All Other Fees.    No other fees were billed by our independent registered public accounting firm during 2004 and 2005.

The Audit Committee, in its sole discretion, pre-approved and reviewed audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. Requests for approval are considered at each regularly scheduled Audit Committee meeting or, if necessary, are approved by the unanimous consent of all members of the Audit Committee. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered and pre-approved all services rendered during 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)1. Financial Statements

The following consolidated financial statements of MSC.Software Corporation, as included in this Report, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2004 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

Independent Registered Public Accounting Firms’ Reports

Item 15(a)2. Financial Statement Schedules

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because the information either has been shown in the consolidated financial statements or notes thereto, or is not applicable or required under the instructions.

Item 15(b). Exhibits

Exhibit Number
3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on June 23, 1999 regarding the name change from The MacNeal-Schwendler Corporation to MSC.Software Corporation (filed as Exhibit 3.3 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.4	Restated Bylaws of MSC.Software Corporation, as amended through July 12, 2005 to increase the exact number of directors from seven (7) to nine (9), (filed as Exhibit 3.1 to a Current Report on Form 8-K filed July 15, 2005, and incorporated herein by reference).

4.1	Common Stock Purchase Warrants issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

Exhibit Number
4.2	The MacNeal-Schwendler Corporation Warrant Agreement dated as of June 18, 1999 with The MacNeal-Schwendler Corporation acting in the capacity of Warrant Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.3	Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.4	Amendment to Rights Agreement dated as of October 18, 2004, by and between MSC.Software Corporation and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.5	Indenture, dated as of August 18, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as part of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 33-83174), and incorporated herein by reference).

4.6	First Supplemental Indenture, dated September 22, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated December 14, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.8	The MacNeal-Schwendler Corporation Indenture dated as of June 17, 1999 with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.9	Indenture, dated as of May 5, 2003, between MSC.Software Corporation and J.P. Morgan Trust Company, National Association as Trustee (filed as Exhibit 4.1 of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 333-106603), and incorporated herein by reference).

10.1	Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.2	First Amendment dated August 11, 2000, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.2 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.3	Second Amendment dated January 19, 2001, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.3 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.4	Third Amendment dated March 13, 2001, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.4 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.5	Agreement of Lease, entered into August 5, 1999, between William C. Martin or his Assignee, and Mechanical Dynamics, Inc., predecessor by merger dated May 9, 2002 to MSC.Software Corporation (filed as Exhibit 10.5 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

Exhibit Number
10.6*	1991 Stock Option Plan (filed as Annex A to MSC.Software Corporation’s Annual Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1992, and incorporated herein by reference).

10.7*	1991 Stock Option Plan Amendment (filed as part of MSC’s definitive Proxy Statement for the Annual Meeting of Shareholders on June 14, 1995, and incorporated herein by reference).

10.8*	1998 Incentive Stock Option Plan , as amended (filed as Annex A to The MacNeal-Schwendler Corporation’s Annual Proxy Statement for the Annual Meeting of Shareholders held on June 23, 1999, and incorporated herein by reference).

10.9*	2001 Stock Option Plan (filed as Appendix E to MSC.Software Corporation’s Definitive Proxy Statement on Schedule 14A filed on June 15, 2001, for the Annual Meeting of Shareholders held on July 18, 2001, and incorporated herein by reference).

10.10*	2001 Incentive Stock Option Plan Amendment (filed as Appendix B to MSC.Software Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2002, and incorporated herein by reference).

10.11*	1996 Stock Purchase Plan Amendment (filed as Appendix C to MSC.Software Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2002, and incorporated herein by reference).

10.12*	MSC.Software Corporation Defined Contribution Plan (filed as Exhibit 10.16 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.13*	Trust Agreement for the MSC.Software Corporation Defined Contribution Plan (filed as Exhibit 10.17 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.14*	MSC.Software Corporation Supplemental Retirement and Deferred Compensation Plan (filed as Exhibit 10.18 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.15*	Trust Agreement for the MSC.Software Corporation 2005 Supplemental Retirement and Deferred Compensation Plan, effective as of January 1, 2005 (filed as Exhibit 10.1 of MSC.Software Corporation’s Form 10-Q filed for the quarter ended March 31, 2005, and incorporated herein by reference).

10.16	Form of Agreement for use of MSC.Nastran, as modified to September 1991 (filed as Exhibit 10.1 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the fiscal year ended January 31, 1992, and incorporated herein by reference).

10.17	Agreement dated October 22, 1982, between MSC.Software Corporation and NASA (filed as Exhibit 10.2 to MSC.Software Corporation’s Registration Statement on Form S-1, File No. 2-82719, and incorporated herein by reference).

10.18*	Form of Indemnification Agreement between MSC.Software Corporation and directors, officers and agents thereof (filed as Exhibit 10.5 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended January 31, 1989, and incorporated herein by reference).

Exhibit Number
10.19*	Form of Severance Agreement between MSC.Software Corporation and executive officers thereof (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation’s Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

10.20*	Form of Severance Agreement between MSC.Software Corporation and key employees (filed as Exhibit 10.6(a) to The MacNeal-Schwendler Corporation’s Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

10.21	Registration Rights Agreement dated June 18, 1999 among The MacNeal-Schwendler Corporation, Dendron Technology B.V. and Fronos Technology B.V. (filed as Exhibit 4.3 to a Current Report on Form 8-K filed July 1, 1999 and incorporated herein by reference).

10.22	Registration Rights Agreement, dated as of May 5, 2003, between MSC.Software Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (filed as Exhibit 10.2 of MSC.Software Corporation’s Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

10.23*	Form of Director Change in Control Agreement (filed as Exhibit 10.15 to The MacNeal-Schwendler Corporation’s Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

10.24	Divestiture and Software License Agreement, dated April 7, 2003, between MSC.Software Corporation and Unigraphics Solutions, Inc. a wholly owned subsidiary of Electronic Data Systems, Inc. (filed as Exhibit 10.3 of MSC.Software Corporation’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.25	Stockholders’ Agreement dated as of December 4, 2004, by and among MSC.Software Corporation, ValueAct Capital Master Fund, L.P., ValueAct Capital Partners Co-Investors, L.P., VA Partners, L.L.C., Jeffrey W. Ubben, George F. Hamel, Jr. and Peter H. Kamin (collectively, the “Stockholders”), as well as Gregory P. Spivy and William J. Weyand (filed as Exhibit 10.1 to a Current Report on Form 8-K filed December 9, 2004, and incorporated herein by reference).

10.26	Amendment No. 1, dated February 10, 2005, to Stockholders’ Agreement, by and among MSC.Software Corporation, ValueAct Capital Master Fund, L.P., ValueAct Capital Partners Co-Investors, L.P., VA Partners, L.L.C., Jeffrey W. Ubben, George F. Hamel, Jr. and Peter H. Kamin, Gregory P. Spivy and William J. Weyand (filed as Exhibit 10.8 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.27*	Employment Agreement between MSC.Software Corporation and Frank Perna, Jr. (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

10.28*	Employment Separation and General Release Agreement, dated September 23, 2004 between MSC.Software Corporation and Louis A. Greco, (filed as Exhibit 10.14 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.29*	Consulting Agreement, dated September 23, 2004, between MSC.Software Corporation and Louis A. Greco, (filed as Exhibit 10.15 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.30*	Employment Letter Agreement, dated as of October 11, 2004 between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.13 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.31*	Employment Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.1 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.32*	Stock Purchase Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.2 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.33*	Form of Stock Unit Award Agreement (undated) between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.3 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

Exhibit Number
10.34	*	Performance Stock Unit Award Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.4 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.35	*	Form of Nonqualified Stock Option Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.5 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.36	*	Employment Separation and General Release Agreement, dated as of February 10, 2005, between MSC.Software Corporation and Frank Perna, Jr. (filed as Exhibit 10.6 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.37	*	Consulting Agreement, dated as of February 10, 2005, between MSC.Software Corporation and Frank Perna, Jr. (filed as Exhibit 10.7 to a Current Report on Form 8-K filed February 18, 2005, and incorporated herein by reference).

10.38	*	Letter Agreement, dated on or about February 28, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 9, 2005, and incorporated herein by reference).

10.39	*	Nonqualified Stock Option Agreement, dated as of March 8, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.40	*	Restricted Stock Unit Award Agreement, dated as of March 8, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.2 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.41	*	Form of Restricted Stock Purchase Agreement, dated as of March, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.3 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.42	*	Employment Separation and General Release Agreement, dated as of March 8, 2005, between MSC.Software Corporation and Charles Davis (filed as Exhibit 10.14 of MSC.Software Corporation’s Form 10-Q filed for the quarter ended March 31, 2005, and incorporated herein by reference).

10.43	*	Consulting Agreement, dated as of March 8, 2005, between MSC.Software Corporation and Charles Davis (filed as Exhibit 10.15 of MSC.Software Corporation’s Form 10-Q filed for the quarter ended March 31, 2005, and incorporated herein by reference).

10.44	*	Nonqualified Stock Option Agreement, dated as of March 9, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.4 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.45	*	Form of Restricted Stock Purchase Agreement, dated as of March , 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.5 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.46	*	Performance Stock Unit Award Agreement, dated as of March 9, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.6 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.47	*	Employment Separation and General Release Agreement, dated as of June 30, 2005, between MSC.Software Corporation and Kenneth D. Blakely (filed as Exhibit 10.1 of MSC.Software Corporation’s Form 10-Q filed for the quarter ended June 30, 2005, and incorporated herein by reference).

10.48	*	Consulting Agreement, dated as of June 30, 2005, between MSC.Software Corporation and Kenneth D. Blakely (filed as Exhibit 10.2 of MSC.Software Corporation’s Form 10-Q filed for the quarter ended June 30, 2005, and incorporated herein by reference).

10.49		Termination Agreement and Mutual Release and Amendments to Existing Agreements, effective June 30, 2005 (with Dassault Systemes) (filed as Exhibit 10.3 of MSC.Software Corporation’s Form 10-Q filed for the quarter ended June 30, 2005, and incorporated herein by reference).

10.50	*	Severance Compensation Agreement, effective as of July 6, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.1 to a Current Report on Form 8-K filed July 11, 2005, and incorporated herein by reference).

Exhibit Number
10.51*	Severance Compensation Agreement, effective as of July 6, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.2 to a Current Report on Form 8-K filed July 11, 2005, and incorporated herein by reference).

10.52*	Letter Agreement dated July 27, 2005 between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.1 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.53*	Nonqualified Stock Option Agreement, dated as of August 15, 2005, between MSC.Software Corporation and Glenn R.Wienkoop (filed as Exhibit 10.2 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.54*	Form of Restricted Stock Purchase Agreement, dated as of August 15, 2005, between MSC.Software Corporation and Glenn R.Wienkoop (filed as Exhibit 10.3 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.55*	Performance Stock Unit Award Agreement, effective August 15, 2005, between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.4 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.56*	Severance Compensation Agreement, effective August 15, 2005, between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.5 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.57*	Reference to action taken by the Compensation Committee relative to establishing performance criteria for 2005 bonuses (referenced as Item 1.01 to a Current Report on Form 8-K filed September 7, 2005, and incorporated herein by reference).

10.58*/**	First Amendment to Consulting Agreement, dated effective as of December 13, 2005, between MSC.Software Corporation and Kenneth D. Blakely.

10.59*/**	First Amendment to Employment Separation and General Release Agreement, dated effective as of December 14, 2005, between MSC.Software Corporation and Kenneth D. Blakely.

14	MSC.Software Corporation Code of Business Conduct and Ethics (filed as Exhibit 14 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

21**	Material Subsidiaries of the Registrant.

23**	Independent Registered Public Accounting Firms’ Consent.

31.1**	Certification of Chief Executive Officer.

31.2**	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

*	Denotes management contract or compensatory plan.
**	Indicates filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

Dated: June 9, 2006	By:	/s/ WILLIAM J. WEYAND
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: June 9, 2006	By:	/s/ WILLIAM J. WEYAND
Chairman of the Board and Chief Executive Officer

Dated: June 9, 2006	By:	/s/ JOHN J. LASKEY
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 9, 2006	By:	/s/ MASOOD A. JABBAR
Director

Dated: June 9, 2006	By:	/s/ DONALD GLICKMAN
Director

Dated: June 9, 2006	By:	/s/ WILLIAM F. GRUN
Director

Dated: June 9, 2006	By:	/s/ ASHFAQ A. MUNSHI
Director

Dated: June 9, 2006	By:	/s/ GEORGE N. RIORDAN
Director

Dated: June 9, 2006	By:	/s/ MARK A. STEVENS
Director

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2003, 2004 and 2005

(in thousands)

	2003	2004	2005
Beginning Balance	$(2,363)	$(2,413)	$(3,313)
Addition due to acquisition	—	—	—
(Charge) credit to operations	181	(991)	(498)
Write off and other adjustments	(231)	91	2,515

Ending Balance	$(2,413)	$(3,313)	$(1,296)