Form 10-Q
period 2006-03-31
MSC SOFTWARE CORP
filed 2006-07-10
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2006

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

As of June 20, 2006, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 42,665,642.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$105,824	$99,478
Investments	11,823	12,820
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,423 and $1,296, respectively	79,270	73,141
Deferred Income Tax Assets	18,084	18,059
Other Current Assets	9,101	8,815
Current Assets of Discontinued Operations	—	5,803

Total Current Assets	224,102	218,116
Property and Equipment, net	15,622	16,271
Goodwill and Indefinite Lived Intangibles	180,491	180,491
Other Intangible Assets, net	30,350	31,829
Deferred Income Tax Assets	7,813	7,917
Other Assets	15,228	14,579
Long Term Assets of Discontinued Operations	—	6,385

Total Assets	$473,606	$475,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,412	$12,097
Compensation and Related Costs	20,714	18,921
Restructuring Reserve	—	11
Income Taxes Payable	8,232	9,145
Deferred Revenue	93,181	94,625
Other Current Liabilities	18,902	18,572
Current Liabilities of Discontinued Operations	2,033	2,866

Total Current Liabilities	151,474	156,237
Deferred Income Taxes	16,649	16,641
Long-Term Debt	106,119	107,375
Other Long Term Liabilities	12,343	12,254
Long-Term Liabilities of Discontinued Operations	—	1,393

Total Liabilities	286,585	293,900

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 31,138, 000 and 30,926,000 issued and 31,098,000 and 30,886,000 outstanding, respectively.	311	309
Additional Paid-in Capital	301,694	300,793
Deferred Compensation	(1,322)	(3,029)
Accumulated Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments, net of Tax	(15,672)	(15,863)
Unrealized Investment Gain, net of Tax	9,786	10,782
Minimum Pension Liability, net of Tax	(272)	(272)

Total Accumulated Other Comprehensive Loss	(6,158)	(5,353)

Accumulated Deficit	(107,227)	(110,755)
Treasury Shares, At Cost (40,000 Shares)	(277)	(277)

Net Shareholders’ Equity	187,021	181,688

Total Liabilities and Shareholders’ Equity	$473,606	$475,588

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue:
Software	$29,279	$32,172
Maintenance and Services	38,099	36,158

Total Revenue	67,378	68,330

Cost of Revenue:
Software	3,994	4,348
Maintenance and Services	14,605	13,608

Total Cost of Revenue	18,599	17,956

Gross Profit	48,779	50,374

Operating Expense:
Research and Development	10,953	11,562
Selling, General and Administrative	32,029	36,624
Amortization of Intangibles	187	184

Total Operating Expense	43,169	48,370

Operating Income	5,610	2,004

Other (Income) Expense:
Interest Expense	1,091	1,093
Other Expense (Income), net	(1,315)	485

Total Other (Income) Expense, net	(224)	1,578

Income From Continuing Operations Before Provision For Income Taxes	5,834	426
Provision For Income Taxes	2,742	265

Income From Continuing Operations	3,092	161
Income From Discontinued Operations, net of Income Taxes	436	399

Net Income	$3,528	$560

Basic Earnings Per Share From Continuing Operations	$0.10	$0.01
Diluted Earnings Per Share From Continuing Operations	$0.08	$0.01
Basic Earnings Per Share From Discontinued Operations	$0.01	$0.01
Diluted Earnings Per Share From Discontinued Operations	$0.01	$0.01
Basic Earnings Per Share	$0.11	$0.02
Diluted Earnings Per Share	$0.09	$0.02
Basic Weighted-Average Shares Outstanding	31,000	30,758
Diluted Weighted-Average Shares Outstanding	45,040	31,977

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,528	$560
Adjustments to Reconcile Income from Continuing Operations to Net Cash (Used In) Provided By Operating Activities:
Provision for Doubtful Accounts	130	93
Depreciation and Amortization of Property and Equipment	1,746	2,154
Amortization of Intangibles	1,479	1,083
Amortization of Debt Issuance Costs	250	228
(Gain) Loss on Disposal of Long-Lived Assets	(6)	42
Gain on Sale of Long-Lived Assets	(4,439)	—
Stock-Based Compensation	822	2,133
Deferred Income Taxes	81	(567)
Other	—	(31)
Changes in Operating Assets and Liabilities
Trade Accounts Receivable	(6,260)	(4,420)
Other Current Assets	(311)	(1,384)
Other Assets	(854)	402
Accounts Payable	(3,685)	221
Income Taxes Payable	(788)	(681)
Other Current Liabilities	733	2,387
Deferred Revenue	(1,188)	7,409
Compensation and Related Expenses	1,793	1,766
Other Liabilities	51	(978)
Restructuring Reserve	(11)	(102)
Discontinued Operations	(655)	547

Net Cash (Used In) Provided By Operating Activities	(7,584)	10,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(786)	(733)
Proceeds from Sale of Long-Lived Assets	4,330	—
Purchase of Investment Securities	—	(7,500)
Discontinued Operations	—	(114)
Proceeds from Sale of Discontinued Operations	10,202	—

Net Cash Provided by (Used In) Investing Activities	13,746	(8,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligations	(273)	(172)
Proceeds from Exercise of Stock Options	368	587
Discontinued Operations	—	(58)

Net Cash Provided By Financing Activities	95	357

Effect of Exchange Rate Changes on Cash and Cash Equivalents	89	(639)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,346	2,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,478	35,772

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,824	$38,004

Supplemental Cash Flow Information:
Income Taxes Paid	$3,688	$4,058
Interest Paid	$370	$349
Property and Equipment Additions Financed Under Capital Leases	$309	$97
Conversion of Subordinated Notes into Common Stock	$1,301	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Basis of Presentation and Consolidation - In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2006 and the consolidated results of operations for the three months ended March 31, 2006 and 2005. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued FASB Staff Position (“FSP”) No. SFAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP SFAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS No. 123(R). The Company was required to apply the guidance in FSP SFAS 123(R)-4 in the quarterly period ended March 31, 2006. Such adoption of FSP SFAS 123(R)-4 did not impact the Company’s consolidated financial statements included in this report.

In November 2005, the FASB issued FSP No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which allows an entity up to one year from the later of its initial adoption of FAS 123(R) or the effective date of FSP SFAS 123(R)-3 to evaluate its available transition alternatives in calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123 for recognition purposes (the “APIC pool”) and to make its one-time election. The available transition alternatives allow an entity to elect either the transition guidance in paragraph 81 of SFAS No. 123(R) or the alternative transition method described in FSP SFAS 123(R)-3, which comprises (a) a computational component that establishes a beginning balance of the APIC pool related to the employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). Management of the Company is in the process of evaluating its available transition alternatives and the Company will make its one-time election prior to January 1, 2007.

In November 2005, the FASB issued FSP No. SFAS 115-1 and FSP No. SFAS 124-1 (“FSP SFAS 115-1 and 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP SFAS 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP SFAS 115-1 and 124-1 was required to be applied to the first reporting period beginning after December 15, 2005 and did not impact the Company’s consolidated financial statements included in this report.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2006

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The adoption of SFAS No. 154 did not impact the Company’s consolidated financial statements included in this report.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net Income	$3,528	$560
Changes in:
Foreign Currency Translation Adjustments, net of Tax	191	(1,129)
Unrealized Investment Gain (Loss), net of Tax	(996)	2,973

Comprehensive Income	$2,723	$2,404

NOTE 4 – STOCK-BASED COMPENSATION

Pursuant to its stock option plans, the Company grants stock options for a fixed number of shares to key employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. Prior to January 1, 2006, the Company accounted for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 , “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations. Accordingly, no compensation expense was recognized for stock options granted prior to January 1, 2006, unless required due to award modifications. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” as amended, the Company disclosed pro forma net income and earnings per share as if compensation for its stock options were determined based on the estimated fair value at the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Opinion 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, which recognized compensation expense for all share-based payments granted after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. Accordingly, prior period amounts have not been restated.

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

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2006

A summary of restricted stock and restricted stock unit awards granted is presented below.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2004	25,000	$8.71	—	$—

Granted	125,000	$11.60	239,000	$11.68
Vested	—	$—	—	$—
Exercised	(75,000)	$11.62	—	$—
Forfeited	(75,000)	$11.51	—	$—

Nonvested as of March 31, 2005	—	$—	239,000	$11.68
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited		$—	—	$—

Nonvested as of June 30, 2005	—	$—	239,000	$11.68
Granted	100,000	$14.30	—	$—
Vested	—	$—	—	$—
Forfeited	(100,000)	$14.30	—	$—

Nonvested as of September 30, 2005	—	$—	239,000	$11.68
Granted	—	$—	—	$—
Vested	—	$—	(9,750)	$11.40
Forfeited		$—	—	$—

Nonvested as of December 31, 2005	—	$—	229,250	$11.69
Granted	—	$—	—	$—
Vested		$—	—	$—
Forfeited		$—	—	$—

Nonvested as of March 31, 2006	—	$—	229,250	$11.69

The Company grants performance stock unit awards to certain key employees that vest if the per share price of MSC’s common stock exceeds a pre-established per share price for thirty consecutive trading days on a national exchange within two years from the date of grant. The pre-established share price is determined based on the price of common stock at the date of grant. A summary of awards granted is presented below.

	Awards	Target Price
Outstanding as of December 31, 2004	—	—
Granted - First Quarter 2005	130,000	$15.00 - $17.00
Granted - Second Quarter 2005	170,000	$17.00
Granted - Third Quarter 2005	75,000	$17.00 - $20.00
Granted - Fourth Quarter 2005	20,000	$23.50

Outstanding as of December 31, 2005	395,000	$15.00 - $23.50

Granted - First Quarter 2006	25,000	$25.00

Outstanding as of March 31, 2006	420,000	$15.00 - $25.00

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2006

The following table summarizes the share-based compensation expense recognized during the three months ended March 31, 2006 and 2005, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Stock Options	$495	$—
Restricted Stock	—	38
Restricted Stock Unit Awards	327	165

	$822	$203

In addition, during the three months ended March 31, 2005, the Company modified the stock options of two departing executives to extend the life of the vested options and recorded a non-cash charge of $1,930,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The modification of the stock options was valued using the intrinsic value method pursuant to APB Opinion No. 25 and FIN 44.

The Company estimated the fair value of its options using the Black-Scholes option-pricing model, by using the following assumptions:

	Three Months Ended March 31,
	2006	2005
Dividend Yield	0.0%	0.0%
Expected Volatility	49.1%	66.0%
Risk-Free Interest Rate	4.4%	4.0%
Estimated Life	6.3 Years	5.0 Years

The fair value of restricted stock and restricted stock unit awards were determined based on the Company’s stock price as of the measurement date. The fair value of performance stock unit awards granted through March 31, 2006 was estimated to be approximately $1,969,000 using the Monte Carlo simulation valuation model. However, no stock-based compensation was recognized in 2005 or upon adoption of SFAS No. 123(R) because the performance condition (the Company’s common stock being listed on a national exchange) was not met. Once the performance condition is met, the Company will recognize stock-based compensation for all vested performance stock unit awards. As of March 31, 2006, there was $1,322,000 of deferred compensation cost related to restricted stock unit awards, which is expected to be recognized over a weighted average period of 1.4 years.

The following table shows summarizes option activity during the quarter ended March 31, 2006 (dollar amounts in thousands, except option prices):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,380,819	$10.66
Granted	247,500	$15.92
Exercised	(59,058)	$7.74
Canceled	(424,223)	$11.91

Outstanding at March 31, 2006	5,145,038	$10.95	4.8 Years	$46,305

Options Exercisable at March 31, 2006	4,180,329	$10.33	4.1 Years	$40,215

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2006

The weighted-average fair value of options granted during the three months ended March 31, 2006 was $18.18. The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 4,943,000 shares that had exercise prices that were lower than the $19.95 market price of our common stock at March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $653,000, determined as of the date of exercise.

Had compensation cost for the Company’s stock option plans been determined based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123 and SFAS No. 148, as amended, the Company’s net income, basic earnings per share and diluted earnings per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

Net Income, As Reported	$560
Add: Employee Stock Compensation Expense Included in the Determination of Net Income, As Reported	94
Add: Employee Stock Compensation Credit Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	198

Pro Forma Net Income	$852

Earnings Per Share:
Basic - As Reported	$0.02
Basic - Pro Forma	$0.03
Diluted - As Reported	$0.02
Diluted - Pro Forma	$0.03

NOTE 5 – PENSION PLANS

The Company has defined benefit plans covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German plan is unfunded. The components of net periodic benefit cost for these pension plans are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Service Cost	$248	$272
Interest Cost	92	81
Expected Return on Plan Assets	(2)	(2)
Amortization of Transition Asset	1	4
Amortization of Net (Gain) Loss	6	3

Net Periodic Benefit Cost	345	357
Special Termination Benefits	—	14
Settlement or Curtailment (Gain) Loss	—	46

Total Periodic Benefit Cost	$345	$417

As of March 31, 2006, no contributions have been made to the plans. The Company anticipates that contributions totaling approximately $350,000 will be made to its pension plans during 2006.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2006

NOTE 6 – EARNINGS PER SHARE

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share.” Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of stock options, warrants, and convertible securities, if any.

The following table sets forth the computation of Basic and Diluted Earnings Per Share (in thousands, except per share value amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:
Numerator for Basic Earnings Per Share— Income From Continuing Operations	$3,092	$161
Effect of Dilutive Securities:
Interest Expense on Convertible Debentures	428	—

Numerator for Diluted Earnings Per Share— Income From Continuing Operations	3,520	161
Income From Discontinued Operations	436	399

Numerator for Diluted Earnings Per Share— Net Income	$3,956	$560

Denominator:
Denominator for Basic Earnings Per Share — Weighted-Average Shares Outstanding	31,000	30,758

Effect of Dilutive Securities:
Stock Options, ESPP Shares and Warrants	2,449	1,219
Convertible Debentures	11,591	—

Dilutive Potential Common Shares	14,040	1,219

Denominator for Diluted Earnings per Share	45,040	31,977

Basic Earnings Per Share From Continuing Operations	$0.10	$0.01
Diluted Earnings Per Share From Continuing Operations	$0.08	$0.01
Basic Earnings Per Share From Discontinued Operations	$0.01	$0.01
Diluted Earnings Per Share From Discontinued Operations	$0.01	$0.01
Basic Earnings Per Share	$0.11	$0.02
Diluted Earnings Per Share	$0.09	$0.02

Included in the weighted-average number of shares outstanding for the three months ended March 31, 2006 were 152,786 shares of the Company’s common stock issued in connection with converting $1,301,000 of our 2 1/2% Senior Subordinated Convertible Notes (“Convertible Notes”). The Convertible Notes were fully redeemed for stock in June 2006. Refer to Note 11 – Subsequent Event.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2006

NOTE 7 – SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2006	2005
Revenues:
Software	$29,279	$32,172
Maintenance and Services	38,099	36,158

Total Revenue	$67,378	$68,330

Gross Profit:
Software	$25,285	$27,824
Maintenance and Services	23,494	22,550

Total Gross Profit	$48,779	$50,374

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

	Three Months Ended March 31,
	2006	2005
Revenues:
The Americas (1)	$22,593	$20,096
EMEA (2)	23,244	26,685
Asia Pacific (3)	21,541	21,549

Total Revenues	$67,378	$68,330

	March 31, 2006	December 31, 2005
Identifiable Assets:
The Americas (1)	$355,432	$351,570
EMEA (2)	61,587	58,721
Asia Pacific (3)	56,587	65,297

Total Identifiable Assets	$473,606	$475,588

(1)	Substantially the United States

(2)	Substantially Germany

(3)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $34,826,000 and $35,832,000 as of March 31, 2006 and December 31, 2005, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $5,028,000 and $5,072,000 as of March 31, 2006 and December 31, 2005, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2006

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company utilizes, in the normal course of business, the services of Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. Through February 2005, the former chairman and chief executive officer of the Company served as a director of GSSL. For the three months ended March 31, 2006 and 2005, the Company paid GSSL approximately $672,000 and $89,000, respectively, for services rendered. As of March 31, 2006, the Company owned 5,200,000 shares of GSSL stock (or approximately 9% of the outstanding shares) with an original cost of $68,000 and a fair market value of $11,823,000 based on quoted market prices. These marketable equity securities, classified as available-for-sale, are included in investments in the accompanying consolidated balance sheets.

The Company currently leases office space in a building in Seoul, Korea, which is owned by employees of the Company. For the three months ended March 31, 2006 and 2005, the Company paid rent totaling approximately $85,000 and $76,000, respectively.

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

Indemnifications

The Company indemnifies its software customers against claims that software or documentation purchased from the Company infringes upon a copyright, patent or the proprietary rights of others. In the event of such a claim, the Company agrees to obtain the rights for continued use of the software for the customer, to replace or modify the software or documentation to avoid such claim or to provide a credit or a refund to the customer for the unused portion of the software license. Due to the nature of this indemnification and the various options in which the Company can satisfy the indemnification, it is not possible to calculate the maximum potential amount of future payments that may be required.

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

In connection with the issuance of the Convertible Notes, the Company agreed to indemnify the initial purchasers of the Convertible Notes against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the initial purchasers may be required to make in respect of those liabilities. The Company believes the estimated fair value of this indemnification is minimal. Accordingly, there are no liabilities recorded for these types of liabilities as of March 31, 2006 and December 31, 2005.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2006

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of March 31, 2006 and December 31, 2005.

NOTE 10 – DISCONTINUED OPERATIONS AND SALE OF LONG-LIVED ASSETS

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

On January 31, 2006, the Company entered into a Stock Sale and Purchase Agreement to sell its wholly owned Japanese service subsidiary, ESTECH Corporation, to Information Services International—Dentsu, Ltd. (ISID), a channel partner of the Company. On March 18, 2006, the sale was consummated and the Company received 1.2 billion Yen, or approximately $10.2 million, resulting in an estimated loss of $1,110,000, which was accrued as of December 31, 2005 and recorded as a loss from disposal of discontinued operations.

The results of the discontinued operations of ESTECH included in the accompanying consolidated statements of operations for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Services Revenue	$2,064	$2,898
Cost of Services Revenue and Operating Expenses	1,311	2,124

Operating Income	753	774
Other Expense (Income), net	(11)	1

Income Before Provision for Income Taxes	764	773
Provision for Income Taxes	328	373

Income from Discontinued Operations	436	399

Systems Business

In 2003, the Company discontinued its Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of March 31, 2006 and December 31, 2005, the restructuring reserve totaled $646,000 and $672,000, respectively. As of March 31, 2006, the restructuring reserve included lease commitments that will terminate in 2010. In addition, accrued liabilities of $1,383,000 for certain contractual obligations related to the Systems business remain as of March 31, 2006.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

March 31, 2006

PLM Assets

In March 2006, the Company completed the sale of certain assets related to its PLM business in North America and recorded a pre-tax gain of approximately $4,439,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The PLM business primarily included reselling PLM software, including CATIA, ENOVIA, and SMARTEAM software and providing implementation services to efficiently and effectively deploy such software.

NOTE 11 – SUBSEQUENT EVENT

Redemption of Convertible Notes

As of June 16, 2006 (the “Redemption Date”) all of our outstanding 2 1/2% Senior Subordinated Convertible Notes due 2008 were converted under a previously announced notice to call such notes at a redemption price of 100% of principal outstanding, plus interest accrued and unpaid thereon to, but not including, the Redemption Date. Holders of the Notes converted their Notes to shares of our common stock, at a conversion rate of 117.4398 shares of our common stock per $1,000 principal amount of the Notes. In the second quarter of 2006, the Company will write off $1,505,000 of unamortized debt issue costs related to the Notes. In addition, debt securities that were pledged to a trustee for the payment of all scheduled interest payments on the Notes are expected to be sold in 2006. At the time of the conversion, the amortized cost of these pledged securities totaled approximately $4.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors That May Affect Future Results

Our Management’s Discussion and Analysis (“MD&A”) contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” included in our Annual Report of Form 10-K for the year ended December 31, 2005 and those discussed below.

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

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	Three Months Ended March 31,
	2006	2005	% Change
Average Exchange Rate to $1 US
EMEA - Euro	0.8320	0.7626	9.1%
Asia Pacific - Japanese Yen	116.9500	104.4701	10.7%

A significant amount of our expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. During the last several years, we have reevaluated our software and services businesses and have scaled the operations in response to economic conditions. Management has taken the actions required to reduce operating expenses and to improve operating margins, including the decision to discontinue our Systems business in 2003 and to sell our ESTECH subsidiary in 2005, as well as initiating separate restructuring plans in 2002 and 2003. We have also identified facilities throughout the U.S. and Europe that were or are expected to be closed. During the second half of 2005 we began to expand our software development activities in India through services provided by GSSL, a related party, as a cost effective solution to maintaining our leadership in VPD software.

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

2006 Highlights

Total revenue for the three months ended March 31, 2006 decreased 1.4% to $67.4 million when compared to the same period in 2005 caused primarily by unfavorable changes in foreign currency rates. Revenue in the Americas compared favorably to the same period in 2005 due to increased revenue in both software and services. Revenue in EMEA declined compared to the same period in 2005 due to a decrease in software revenue caused by the timing of significant orders that were recorded in the fourth quarter of 2005. Revenue in Asia Pacific was essentially unchanged compared to the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, our total revenue increased 5.6% to $72.2 million.

Our operating expenses decreased 12.0% to $43.2 million compared to the same period in 2005. Included in the 2006 period was a $4.4 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $3.8 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit and $0.6 million of consulting expenses related to the implementation of our worldwide financial and management system. The 2005 period included $5.1 million of special investigation, severance and other non-recurring expenses. Our operating margin during the 2006 period was 8.3% compared to 2.9% during the 2005 period.

Net cash used in operations during the first quarter of 2006 was $7.6 million, a decrease of $18.5 million compared to net cash generated from operations of $10.9 million in the same period in 2005. Our cash, cash equivalents and investments increased 4.7% to $117.6 million at March 31, 2006 when compared to $112.3 million at December 31, 2005.

Results of Operations

The following table sets forth items included in or derived from our unaudited condensed consolidated statements of operations included elsewhere in this report (amounts in thousands).

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue
Revenue:
Software	$29,279	43.5%	$32,172	47.1%
Maintenance and Services	38,099	56.5%	36,158	52.9%

Total Revenue	67,378	100.0%	68,330	100.0%

Cost of Revenue:
Software	3,994	5.9%	4,348	6.4%
Maintenance and Services	14,605	21.7%	13,608	19.9%

Total Cost of Revenue	18,599	27.6%	17,956	26.3%

Gross Profit	48,779	72.4%	50,374	73.7%

Operating Expenses:
Research and Development	10,953	16.3%	11,562	16.9%
Selling, General and Administrative	32,029	47.5%	36,624	53.6%
Amortization of Intangibles	187	0.3%	184	0.3%

Total Operating Expense	43,169	64.1%	48,370	70.8%

Operating Income	5,610	8.3%	2,004	2.9%

Other Expense (Income):
Interest expense	1,091	1.6%	1,093	1.6%
Other Expense (Income), net	(1,315)	-2.0%	485	0.7%

Total Other Expense (Income), net	(224)	-0.3%	1,578	2.3%

Income From Continuing Operations Before Provision for Income Taxes	5,834	8.7%	426	0.6%
Provision for Income Taxes	2,742	4.1%	265	0.4%

Income From Continuing Operations	3,092	4.6%	161	0.2%
Income From Discontinued Operations, net of Tax	436	0.6%	399	0.6%

Net Income	$3,528	5.2%	$560	0.8%

Revenue and Operating Results by Geography

The following table sets the revenue in each of the three geographic regions in which we operate for the three months ended March 31, 2006 and 2005 (amounts in thousands):

	Three Months Ended March 31,
	2006	2005	% Change
Total Revenue:
Americas
Software	$8,607	$7,491	14.9%
Maintenance and Services	13,986	12,605	11.0%

Sub-total	22,593	20,096	12.4%

EMEA
Software	10,510	14,436	(27.2%)
Maintenance and Services	12,734	12,249	4.0%

Sub-total	23,244	26,685	(12.9%)

Asia Pacific
Software	10,162	10,245	(0.8%)
Maintenance and Services	11,379	11,304	0.7%

Sub-total	21,541	21,549	(0.0%)

Total revenue	$67,378	$68,330	(1.4%)

% Revenue by Geography:
Americas	33.5%	29.4%
EMEA	34.5%	39.1%
Asia Pacific	32.0%	31.5%

Revenue

Total revenue for the three months ended March 31, 2006 decreased 1.4% to $67.4 million compared to $68.3 million for the same period in 2005. The number of new software and service transactions greater than $100,000 was comparable to the same period of 2005, but decreased compared to the fourth quarter of 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, our total revenue increased 5.6% to $72.2 million.

Software Revenue. Software revenue for the three months ended March 31, 2006 decreased 9.0% to $29.3 million compared to $32.2 million for the same period in 2005. The decrease was primarily attributable to lower sales of core products in our EMEA region, caused in part by fewer lease to paid up conversions and by the timing of significant transactions recorded in the fourth quarter of 2005. These decreases were partially offset by higher sales in the Americas to a broad based mix of customers primarily in the aerospace and automotive industries, caused in part from better sales execution by a recently reorganized sales team. Software revenue in Asia Pacific was essentially unchanged. Excluding the effects of changes in foreign currency rates during the 2006 period, software revenue decreased 2.1% to $31.5 million.

Maintenance and Service Revenue. Maintenance and service revenue for the three months ended March 31, 2006 increased 5.2% to $38.1 million when compared to $36.2 million for the same period in 2005. Maintenance revenue increased 9.4% to $27.6 million primarily due to the incremental increases in our installed customer base and continued high renewal rates. Services revenue decreased 3.9% to $10.5 million due to the nature and timing of consulting arrangements provided to our larger global accounts, particularly in the aerospace and automotive sectors when compared to the 2005 period. As a percent of total revenue, maintenance revenue was 40.9% and services revenue was 15.6% in the three months ended March 31, 2006 compared to 36.9% and 16.0%, respectively, for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, maintenance and services revenue increased 12.5% to $40.7 million.

Total revenue in the Americas for the three months ended March 31, 2006 was $22.6 million, an increase of 12.4% compared to $20.1 million for the same period in 2005. The increase was attributable to a 14.9% increase in software revenue resulting from better sales execution by a recently reorganized sales team to a broad-based mix of customers primarily in the aerospace and automotive industries, and a 30.9% increase in maintenance revenue associated with a growing installed customer base, offset by a 16.0% decrease in services revenue caused by the nature and timing of consulting arrangements provided to larger global accounts, particularly in the aerospace and automotive sectors.

Total revenue in EMEA for the three months ended March 31, 2006 was $23.2 million, a decrease of 12.9% compared to $26.7 million for the same period in 2005. The decrease was attributable to a 27.2% decrease in software revenue due to the timing of orders recorded in the fourth quarter of 2005, a 1.6% decrease in maintenance revenue , offset by a 21.3% increase in services revenue resulting from the completion of larger consulting projects . Excluding the effects of changes in the EURO during the 2006 period, revenue in EMEA for the three months ended March 31, 2006 was $25.4 million, a decrease of 4.6% compared to the same period in 2005

Total revenue in Asia Pacific for the three months ended March 31, 2006 and 2005 was $21.5 million. Software revenue was 10.2 million, virtually unchanged from 2005. Maintenance revenue increased 3.1 % to $8.9 million, while services revenue decreased 7.4% to $2.4 million, compared to the 2005 period. Excluding the effects of changes in the YEN during the 2006 period, revenue in Asia Pacific for the three months ended March 31, 2006 was $24.1 million, an increase of 11.9% compared to the same period in 2005

Cost of Revenue

Cost of Software Revenue. Cost of software revenue, which consists primarily of royalty expenses, amortization of developed technology and the costs of product packaging and shipping, decreased 8.1% to $4.0 million compared to $4.3 million for the same period in 2005. The decrease was attributable to lower amortization and packaging and shipping costs, partially offset by higher royalty expense resulting from changes in product mix. As a percent of software revenue, cost of software revenue was 13.7% in the three months ended March 31, 2006 compared to 13.5% for the same period in 2005.

Cost of Maintenance and Service Revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and service revenue for the three months ended March 31, 2006 increased 7.3% to $14.6 million compared to $13.6 million for the same period in 2005 as a result of higher employee related expenses. As a percent of maintenance and service revenue, cost of maintenance and service revenue increased to 38.3% in the three months ended March 31, 2006 from 37.6% for the same period in 2005 as a result of lower utilization rates and timing of revenue recognized under completed contract accounting. Excluding the effects of changes in foreign currency rates during the 2006 period, cost of maintenance and services revenue increased 12.6% to $15.3 million.

Operating Expenses

Total operating expenses decreased 12.0% to $43.2 million compared to $48.4 million for the same period in 2005. Included in the 2006 period was a $4.4 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $3.8 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit and $0.6 million of consulting expenses related to the implementation of our worldwide financial and management system. The 2005 period included severance expenses totaling $2.6 million related to terminated officers, expenses totaling $2.1 million related to the special investigation and the 2004 restatement audit, and $0.4 million of expense accrued with respect to the termination of a product and distribution agreement. As a percent of total revenue, total operating expenses decreased to 64.1% in the three months ended March 31, 2006 from 70.8% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, total operating expenses decreased 7.4% to $44.8 million.

Research and Development. Research and development activities are primarily conducted at company facilities within the United States. Research and development expenses for the three months ended March 31, 2006 decreased 5.3% to $11.0 million compared to $11.6 million for the same period in 2005 due to lower employee related expenses and facility costs. These expenses were incurred to develop new enterprise software technologies and solutions and to enhance the features and functionality of existing products within our enterprise simulation software suites, including integrated multi-disciplinary tools to complement our SimDesigner, SimManager and SimOffice solutions. As a percent of total revenue, research and development expenses decreased to 16.3% in the three months ended March 31, 2006 from 16.9% for the same period in 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2006 decreased 12.6% to $32.0 million compared to $36.6 million for the same period in 2005. Included in the 2006 period was a $4.4 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $3.8 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit and $0.6 million of consulting expenses related to the implementation of our worldwide financial and management system. The 2005 period included severance expenses totaling $2.6 million related to terminated officers, expenses totaling $2.1 million related to the special investigation and the 2004 restatement audit, and $0.4 million of expense accrued with respect to the termination of a product and distribution agreement. Also impacting the 2006 period was higher travel and entertainment expenses, offset by lower employee compensation, incentives and benefits, and lower occupancy costs realized in part from the consolidation of certain facilities. As a percent of total revenue, selling, general and administrative expenses decreased to 47.5% in the three months ended March 31, 2006 from 53.6% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, selling, general and administrative expenses decreased 8.5% to $33.5 million.

Amortization of Intangibles. Amortization of intangibles for the three months ended March 31, 2006 and 2005 was $0.2 million. Our amortization expense is primarily related to customer lists with useful lives ranging from five to fifteen years.

Interest and Other (Income) Expense, Net

Interest expense for the three months ended March 31, 2006 and 2005 was $1.1 million. These amounts include interest related to our long-term debt and the amortization of debt issue costs and discounts.

Other (income) expense, net primarily includes interest income from cash and investments and foreign currency gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary. Other (income) expense, net for the three months ended March 31, 2006 included higher interest income, resulting from higher cash balances and rising interest rates, and the recognition of foreign currency transaction gains versus foreign currency transaction losses for the same period in 2005.

Provision for Income Taxes

Income tax expense for the three months ended March 31, 2006 and 2005 includes provisions for state, federal and foreign income taxes. Our effective tax rate for the three months ended March 31, 2006, based on estimated annual taxable income was 47.0% compared to 62.2% for the same period in 2005. The change in the effective tax rate between periods reflects the impact of foreign earnings, foreign tax rate variances and valuation allowances established against domestic net operating losses and other deferred tax assets.

Discontinued Operations

In March 2006, the Company completed the sale of its wholly-owned Japanese service subsidiary, ESTECH Corporation, which has been accounted for as a discontinued operation within the consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2006, our principal sources of liquidity included cash and cash equivalents of $105.8 million and marketable equity securities available-for-sale of $11.8 million.

Working capital (current assets less current liabilities) at March 31, 2006 increased $10.7 million to $72.6 million, from $61.9 million at December 31, 2005. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash on hand and cash generated from operations will provide sufficient capital for normal working capital needs over the next twelve months. Our ability to generate cash flows from operations is dependent on our ability to generate income from our operations, and effective cash management, including timely billing and collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits and facilities. Outside of these expenses, we generally do not have a significant amount of vendor payables. As of March 31, 2006, our average days sales outstanding was 106 days compared 79 days at December 31, 2005. The increase in average days sales outstanding was attributable to billing delays caused by changes made to our order entry processes in connection with improving controls over revenue recognition. Currently, our debt obligations are long term in nature and will not require significant cash outflows until 2008. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Our operations used $7.6 million in cash during the three months ended March 31, 2006, compared to cash provided by operations of $10.9 million for the same period in 2005. The decrease in cash generated from operations was primarily attributable to lower operating income, as adjusted, changes in deferred revenue and timing of billings and collections and payment of liabilities. Our principal investing activities for the three months ended March 31, 2006 included proceeds from the sale of ESTECH and the PLM assets totaling $14.5 million and net capital expenditures of $0.8 million. For the three months ended March 31, 2005 our principal investing activities included the purchase of short-term investments totaling $7.5 million and net capital expenditures of $0.8 million.

Capital expenditures primarily include upgrades to facilities and replacement of computer equipment used in the development and support of our software products and business processes. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management information systems. In 2006, we estimate that our capital expenditures will total approximately $12.0 million, including $5.0 million to upgrade our Enterprise Resource Planning (ERP) system designed to process transactions more efficiently, to improve internal processes and controls and to provide management reporting necessary to support our long-term strategic plans.

During the three months ended March 31, 2006 and 2005, our research and development expenditures totaled $11.0 million and $11.6 million, respectively, none of which was capitalized due to the short duration between technological feasibility and general availability of the new software to our customers. We expect to continue to invest a substantial portion of our revenues in the development of new enterprise computing software and the enhancement of existing products, technologies and solutions, including integrated multi-disciplinary tools and our SimDesigner, SimManager and SimOffice solutions.

During the three months ended March 31, 2006, we converted $1.3 million of our Subordinated Convertible Notes into approximately 153,000 shares of our common stock. On May 18, 2006, we announced we would call all of the remaining outstanding Convertible Notes on June 16, 2006 pursuant to the provisions of the indenture. As of June 16, 2006, 100% of the Convertible Notes were converted. Refer to Note 11 – Subsequent Events. At the time of the conversion, pledged securities for future interest payments on the Notes totaled approximately $4.9 million. These pledged securities are expected to be sold during 2006.

Our commitments and contractual obligations as of March 31, 2006 were as follows (in thousands):

	As of March 31, 2006
	Total	2006	2007-2008	2009-2010	After 2011
Contractual Obligations:
Subordinated Notes Payable	$8,000	$—	$—	$8,000	$—
—Interest Payments	2,240	320	1,280	640	—
Subordinated Convertible Notes (a)	—	—		—	—
—Interest Payment (a)	1,233	1,233		—	—
Operating Lease Obligations	72,440	12,706	21,418	19,177	19,139
Capital Lease Obligations	1,184	745	439	—	—
Pension Obligations	3,524	107	274	743	2,400
Severance Agreements	517	248	269	—	—

Total Contractual Obligations	$89,138	$15,359	$23,680	$28,560	$21,539

(a)	Our Subordinated Convertible Notes were called in May 2006 and were 100% converted into our common stock as of June 16, 2006. The interest payment related to the Convertible Notes represents the final payment made in May 2006.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Position and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates and judgments under different assumptions and conditions. Management believes the critical accounting policies and areas that require the most significant estimates, assumptions and judgments to be used in the preparation of the consolidated financial statements are revenue recognition on software and related services, allowance for doubtful accounts, valuation of goodwill, intangibles and long-lived assets, accounting for income taxes, and contingencies and litigation. Because of the uncertainty inherent in these matters, actual results could differ significantly from the estimates, assumptions and judgments we use in applying these critical accounting policies. These critical accounting policies, which are fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, have been consistently applied to the consolidated condensed financial statements included herein.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Opinion 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, which recognized compensation expense for all share-based payments granted after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. Accordingly, prior period amounts have not been restated.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenue represented 66.5% and 70.6% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the three months ended March 31, 2006, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $2.1 million and our income from continuing operations by approximately $0.5 million.

We do not currently hedge any of our foreign currencies.

Interest Rate Risk

We do not have any variable interest rate borrowings and, accordingly, our exposure to market rate risks for changes in interest rates is limited. Refer to Note 1 in our 2005 Annual Report on Form 10-K discussing fair value of financial instruments.

We have not used derivative financial instruments in our investment portfolio. We invest our excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investment Risk

As of March 31, 2006 our investments included marketable equity securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during the three months ended March 31, 2006.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of March 31, 2006, we owned 5,200,000 shares of GSSL stock with an original cost of $68,000.

Due to the factors stated throughout this document and in our 2005 Annual Report on Form 10-K, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2006, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of March 31, 2006 were ineffective due to the material weaknesses that existed as of December 31, 2005, as described in our Annual Report on Form 10-K for the year then ended, we believe that the condensed consolidated financial statements contained in this report present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

Management has committed considerable resources to the design, implementation, documentation and testing of our internal controls. Additional efforts were also required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting. However, due to the significant time and resources required to file delinquent reports with the SEC, remediation of internal control deficiencies has not been completed. While management is dedicated to improving the Company’s internal controls over financial reporting, the nature and significance of the outstanding material weaknesses that existed as of December 31, 2005 may prevent successful remediation of all such material weaknesses for fiscal year 2006.

Management is taking the following steps to remediate these material weaknesses:

•	Implementing more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements

•	Conducting periodic formal revenue recognition training sessions for key accounting and sales personnel

•	Directing internal resource attention, including internal audit efforts, to sales order processing and revenue accounting activities

•	Performing an upgrade of our internal Enterprise Resource Planning (ERP) system designed to process transactions more efficiently, to improve internal processes and controls and to provide management reporting necessary to support our long-term strategic plans

•	Installing a software tool to assist in designing and monitoring appropriate segregation of duties

•	Implementing a standard financial statement reporting package to be used by all foreign business units

•	Improving the documentation, communication, and periodic review of our accounting policies throughout our domestic and international locations for consistency with general accepted accounting principles

•	Implementing a formalized global accounting policy that addresses the appropriate procedures for significant, non-routine, unusual, or complex events or transactions

•	Improving the interim and annual review and reconciliation process for key balance sheet accounts, including tax accounts

•	Enhancing the training and education for our international finance and accounting personnel and new hires to the worldwide finance team

•	Increasing diligence regarding granting and monitoring user access to our network, databases, and applications

•	Automating certain key internal controls that are currently performed manually

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

There have been no material changes to the risk factors set forth under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

1. Stock Option Grants

On January 3, 2006, Donald Glickman, William F. Grun, Masood Jabbar, Philip B. Livingston, Ashfaq A. Munshi, George N. Riordan, Gregory P. Spivy, and Mark A. Stevens, all of whom served as directors at the time of grant, each received a grant for 5,000 stock options at an exercise price per share of $16.80.

On January 5, 2006, the Company granted 7,500 stock options with a per share exercise price of $16.80 to one employee. On January 11, 2006, the Company granted 50,000 stock options with a per share exercise price of $18.00 to one employee. On January 17, 2006, the Company granted 50,000 stock options with a per share exercise price of $18.10 to one employee, and granted to another employee 10,000 stock options with a per share exercise price of $18.10. On January 18, 2006, the Company granted 5,000 stock options with a per share exercise price of $18.10 to one employee, and on January 30, 2006, the Company granted 2,500 stock options with a per share exercise price of $18.55 to one employee.

On February 1, 2006, the Company granted one employee 7,500 stock options with a per share exercise price of $19.10, and on February 6, 2006, the Company also granted one employee 25,000 stock options with a per share exercise price of $19.10.

On March 7, 2006, the Company granted John A. Mongelluzzo, Senior Vice President, General Counsel and Secretary, 50,000 stock options with a per share exercise price of $19.15.

2. Performance Stock Unit Awards

During the first quarter of 2006, the Company granted Performance Stock Awards that vest and are payable in shares upon satisfaction of either of two criteria: (i) the stock price closes at a specified price or greater each trading day over a period of at least 30 consecutive trading days while listed on the NYSE or quoted on the NASDAQ National Market (the “Exercise Price”), or (ii) we are sold at or above the Exercise Price (the “Vesting Criteria”).

On January 11, 2006, the Company granted to one employee a 10,000 one-for-one performance stock unit award with an Exercise Price of $25.00. On January 16, 2006, the Company also granted to one employee a 10,000 one-for-one performance stock unit award with an Exercise Price of $25.00.

On February 6, 2006, the Company granted to one employee a 5,000 one-for-one performance stock unit award with an Exercise Price of $25.00.

3. Miscellaneous Permissible Exercises of Stock Option Grants to Former Employees

On January 13, 2006, the Company recognized the following stock option exercises: a former employee was permitted to exercise 1,000 stock options granted on October 16, 2002, and 3,000 stock options granted on August 6, 2003, both with an exercise date of January 13, 2006.

On February 13, 2006, the Company permitted a former employee to exercise 375 stock options granted on October 16, 2002, and 2,000 stock options granted on August 6, 2003, both with an exercise date of February 13, 2006.

On February 27, 2006, the Company recognized the following stock option exercises: a former employee was permitted to exercise 2,000 stock options granted on June 23, 1999, 1,000 stock options granted on May 31, 2000, 2,000 stock options granted on October 16, 2002, and 4,000 stock options granted on August 6, 2003, all with an exercise date of February 27, 2006.

On March 8, 2006, the Company permitted a former employee to exercise 3,000 stock options granted on August 6, 2003 with an exercise date of March 8, 2006. On March 20, 2006, the Company permitted a former employee to exercise the following stock option grants: 4,000 stock options granted on October 15, 2001, 750 stock options granted on October 16, 2002, and 2,000 stock options granted on August 6, 2003, all with an exercise date of March 20, 2006.

On March 27, 2006, the Company recognized the following stock option exercises: a former employee was permitted to exercise 7,500 stock options granted on May 14, 2003, 4,000 stock options granted on August 6, 2003, 10,000 stock options granted on December 10, 2003, and 10,000 stock options granted on May 12, 2004, all with an exercise date of March 27, 2006.

On March 31, 2006, the Company permitted a former employee to exercise 2,433 stock options granted on July 20, 2001, with an exercise date of March 31, 2006.

These issuances of securities were issued in private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the permitted stock option exercises were used for general working capital purposes. No proceeds were created by the grant of any securities described above.

Item 5.	Other Information.

The following information is included in this Quarterly Report on Form 10-Q pursuant to Exchange Act Rule 14a-5(f). The Company’s last annual meeting of stockholders was held on May 14, 2003. The Company presently intends to hold an annual meeting of stockholders on September 25, 2006. The time and location of the meeting will be contained in the notice of the meeting that will be mailed to stockholders, along with proxy materials for the meeting, in advance of the 2006 annual meeting of stockholders.

Any stockholder who desires to present business or nominate a director at the upcoming 2006 annual meeting of stockholders, without inclusion of the proposal or nomination in the Company’s proxy materials for the meeting, must provide to the Company notice of such business or nomination in accordance with the Company’s Restated Bylaws. Article II, Sections 5 and 6 of the Company’s Restated Bylaws require that written notice of the stockholder’s intention to present business or make a director nomination at the 2006 annual meeting be given to the Company’s Secretary no earlier than June 27, 2006 and no later than August 26, 2006. However, if the Company gives less than 40 days’ notice of the meeting, the stockholder must give notice of the business or nomination to the Company’s Secretary by the end of the tenth day after notice is first given

Any stockholder who desires to submit to the Company a proposal for inclusion in the Company’s proxy materials for the 2006 annual meeting in accordance with Securities and Exchange Commission Rule 14a-8 should submit such proposal to the Company’s Secretary in writing as early in advance of the annual meeting as possible. Unless we indicate otherwise at a later date, all stockholder proposals intended to be presented at the 2006 annual meeting of stockholders must be received by the Company no later than July 17, 2006, to be included in the Company’s proxy materials relating to that meeting. Any such proposal must comply with Securities and Exchange Commission rules and regulations regarding the inclusion of stockholder proposals in the proxy materials.

Item 6.	Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

Date: July 7, 2006	By:	/s/ JOHN J. LASKEY
JOHN J. LASKEY - Chief Financial Officer
(Mr. Laskey is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number

3.1	Certificate of Amendment of Certificate of Incorporation of MSC.Software Corporation (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of MSC.Software Corporation, as amended through July 12, 2005, to increase the exact number of directors from seven (7) to nine (9) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed July 15, 2005, and incorporated herein by reference).

4.1	Common Stock Purchase Warrant issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

4.2	The MacNeal-Schwendler Corporation Warrant Agreement, dated as of June 18, 1999, with The MacNeal-Schwendler Corporation acting in the capacity of Warrant Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.3	Rights Agreement, dated as of October 5, 1998, between The MacNeal-Schwendler Corporation and ChaseMellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.4	Amendment No. 1 to Rights Agreement, dated as of October 18, 2004, by and between MSC.Software Corporation and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.5	Indenture, dated as of August 18, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as part of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 33-83174), and incorporated herein by reference).

4.6	First Supplemental Indenture, dated September 22, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated December 14, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.8	The MacNeal-Schwendler Corporation Indenture, dated as of June 17, 1999, with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.9	Indenture, dated as of May 5, 2003, between MSC.Software Corporation and J.P. Morgan Trust Company, National Association as Trustee (filed as Exhibit 4.1 of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 333-106603), and incorporated herein by reference).

10.1*/**	Second Amendment to Consulting Agreement, dated effective as of March 8, 2006, by and between MSC.Software Corporation and Kenneth D. Blakely.

31.1**	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan.

**	Indicates filed herewith.