Form 10-Q
period 2006-06-30
MSC SOFTWARE CORP
filed 2006-08-10
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2006

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

As of July 31, 2006, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 42,669,279.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share value amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$120,962	$99,478
Investments	9,916	12,820
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,434 and $1,296, respectively	65,536	73,141
Deferred Tax Assets	18,159	18,059
Other Current Assets	11,825	8,815
Current Assets of Discontinued Operations	—	5,803

Total Current Assets	226,398	218,116

Property and Equipment, Net	17,226	16,271
Goodwill and Indefinite Lived Intangibles	180,491	180,491
Other Intangible Assets, Net	28,870	31,829
Deferred Tax Assets	8,319	7,917
Other Assets	10,550	14,579
Long Term Assets of Discontinued Operations	—	6,385

Total Assets	$471,854	$475,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	11,202	12,097
Compensation and Related Costs	18,440	18,921
Restructuring Reserve	5	11
Income Taxes Payable	8,474	9,145
Deferred Revenue	91,843	94,625
Other Current Liabilities	16,225	18,572
Current Liabilities of Discontinued Operations	2,002	2,866

Total Current Liabilities	148,191	156,237

Deferred Income Taxes	16,588	16,641
Long-Term Debt	7,466	107,375
Other Long Term Liabilities	12,502	12,254
Long-Term Liabilities of Discontinued Operations	—	1,393

Total Liabilities	184,747	293,900

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 42,790, 000 and 30,926,000 issued and 42,750,000 and 30,886,000 outstanding, respectively.	428	309
Additional Paid-in Capital	401,543	300,793
Deferred Compensation	(996)	(3,029)
Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(14,808)	(15,863)
Unrealized Investment Gain, net of Tax	7,878	10,782
Minimum Pension Liability, net of Tax	(272)	(272)

Total Accumulated Other Comprehensive Loss	(7,202)	(5,353)

Accumulated Deficit	(106,389)	(110,755)
Treasury Shares, At Cost (40,000 Shares)	(277)	(277)

Net Shareholders’ Equity	287,107	181,688

Total Liabilities and Shareholders’ Equity	$471,854	$475,588

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Software	$31,407	$28,706	$60,686	$60,878
Maintenance and Services	36,528	38,176	74,627	74,334

Total Revenue	67,935	66,882	135,313	135,212

Cost of Revenue:
Software	3,256	3,955	7,250	8,303
Maintenance and Services	11,942	12,036	26,547	25,644

Total Cost of Revenue	15,198	15,991	33,797	33,947

Gross Profit	52,737	50,891	101,516	101,265

Operating Expense:
Research and Development	10,981	11,500	21,934	23,062
Selling, General and Administrative	39,235	38,800	71,264	75,424
Amortization of Intangibles	188	186	375	370

Total Operating Expense	50,404	50,486	93,573	98,856

Operating Income	2,333	405	7,943	2,409

Other Expense (Income):
Interest Expense	1,983	1,148	3,074	2,241
Other (Income) Expense, net	(1,231)	(131)	(2,546)	354

Total Other Expense, net	752	1,017	528	2,595

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	1,581	(612)	7,415	(186)
Provision (Benefit) For Income Taxes	743	(329)	3,485	(64)

Income (Loss) From Continuing Operations	838	(283)	3,930	(122)
Income (Loss) From Discontinued Operations, Net of Income Taxes	—	(33)	436	366

Net Income (Loss)	$838	$(316)	$4,366	$244

Basic Earnings (Loss) Per Share From Continuing Operations	$0.02	$(0.01)	$0.12	$—
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.02	$(0.01)	$0.10	$—
Basic Earnings Per Share From Discontinued Operations	$—	$—	$0.01	$0.01
Diluted Earnings Per Share From Discontinued Operations	$—	$—	$0.01	$0.01
Basic Earnings (Loss) Per Share	$0.02	$(0.01)	$0.13	$0.01
Diluted Earnings (Loss) Per Share	$0.02	$(0.01)	$0.11	$0.01
Basic Weighted-Average Shares Outstanding	35,246	30,813	33,135	30,616
Diluted Weighted-Average Shares Outstanding	45,729	30,813	45,683	31,904

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,366	$244

Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	119	181
Depreciation and Amortization of Property and Equipment	3,410	4,131
Amortization of Intangibles	2,959	2,561
Amortization of Debt Issuance Costs	418	468
Write off of Debt Issuance Costs	1,404	—
Loss on Disposal of Long-Lived Assets	46	54
Gain on Sale of Long-Lived Assets	(4,439)	—
Stock Based Compensation	2,255	564
Stock Option Modification	—	1,930
Other	—	81

Changes in Operating Assets and Liabilities
Trade Accounts Receivable	7,486	7,432
Other Current Assets	(5,525)	(3,656)
Other Assets	(33)	2,502
Accounts Payable	(895)	(1,474)
Income Taxes Payable	(546)	(340)
Other Current Liabilities	(1,944)	5,823
Deferred Revenue	(2,526)	7,833
Compensation and Related Expenses	(481)	2,650
Other Liabilities	585	(918)
Restructuring Reserve	(6)	(102)
Discontinued Operations	(686)	707

Net Cash Provided By Operating Activities	5,967	30,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(3,883)	(1,022)
Proceeds from Sale of Long-Lived Assets	4,330	—
Proceeds from Sales and Maturities of Investment Securities	4,821	35,500
Purchase of Investment Securities	—	(7,500)
Discontinued Operations	—	(114)
Proceeds from Sale of Discontinued Operations	10,202	—

Net Cash Provided By Investing Activities	15,470	26,864

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligations	(688)	(398)
Proceed from Exercise of Stock Options	527	587
Discontinued Operations	—	(58)

Net Cash (Used In) Provided By Financing Activities	(161)	131

Effect of Exchange Rate Changes on Cash and Cash Equivalents	208	(1,734)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,484	55,932
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,478	35,772

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,962	$91,704

Supplemental Cash Flow Information:
Income Taxes Paid, net	$3,807	$4,083
Interest Paid	$1,651	$1,880
Property and Equipment Additions Financed Under Capital Leases	$346	$131
Conversion of Subordinated Debentures into Common Stock	$100,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Basis of Presentation and Consolidation - In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2006 and the consolidated results of operations for the three and six months ended June 30, 2006 and 2005. The consolidated results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of FAS No. 109 and clarifies when and how to recognize the tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007. Management of the Company is in the process of evaluating what effect the adoption of FIN 48 will have on the Company’s consolidated results of operations and financial condition.

In February 2006, the FASB issued FASB Staff Position (“FSP”) No. SFAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP SFAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS No. 123(R). The Company was required to apply the guidance in FSP SFAS 123(R)-4 in the quarterly period ended March 31, 2006. Such adoption of FSP SFAS 123(R)-4 did not impact the Company’s consolidated financial statements included in this report.

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

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

June 30, 2006

NOTE 3 – LONG-TERM DEBT

In June 2006, the Company completed the redemption of all outstanding 2 1/2% Senior Subordinated Convertible Notes due 2008 under a previously announced notice to call such notes at a redemption price of 100% of principal outstanding, plus interest accrued. Holders of the Notes converted their Notes to shares of the Company’s common stock, at a conversion rate of 117.4398 shares of common stock per $1,000 principal amount of the Notes.

In connection with the conversion, the Company wrote off approximately $1,404,000 of unamortized debt issue costs related to the Notes during the six months ended June 30, 2006. Such write off is included in interest expense in the accompanying statements of operations. In addition, debt securities that were pledged to a trustee for the payment of all scheduled interest payments on the Notes were sold in June 2006. At the time of the sale, the amortized cost of these pledged securities totaled $4,893,000 resulting in a pre-tax loss of approximately $71,000, which is included in other expense in the accompanying statements of operations.

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income (Loss)	$838	$(316)	$4,366	$244
Changes in:
Foreign Currency Translation Adjustments, net of Tax	864	(624)	1,055	(1,753)
Unrealized Gains (Losses) on Investments, net of Tax	(1,908)	805	(2,904)	3,778

Comprehensive Income (Loss)	$(206)	$(135)	$2,517	$2,269

NOTE 5 – STOCK-BASED COMPENSATION

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

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

June 30, 2006

During the first quarter of 2005, in connection with the employment of certain executive officers, the Company granted the right to purchase in aggregate 125,000 shares of restricted common stock, of which 50,000 shares were granted at the fair market value of the shares at the date of grant, 50,000 were granted at $10.00 per share, which was less than the then fair market value of $11.56 per share and 25,000 were granted at $7.00 per share, which was less than the then fair market value of $11.40 per share. One executive officer exercised his right to purchase 50,000 restricted shares of common stock and paid the Company $587,000, while another executive officer exercised his right to purchase 25,000 restricted shares of common stock and paid the Company $175,000. As of June 30, 2006, there are no outstanding restricted stock awards.

In addition, these executive officers received in aggregate 239,000 restricted stock unit awards which vest over four years. As of June 30, 2006, there were 229,250 nonvested restricted stock unit awards with a weighted average grant date fair value of $11.69 per award.

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

	Awards	Target Price
Outstanding as of December 31, 2004	—	—
Granted - First Quarter 2005	130,000	$15.00 -$17.00
Granted - Second Quarter 2005	170,000	$17.00
Granted - Third Quarter 2005	75,000	$17.00 - $20.00
Granted - Fourth Quarter 2005	20,000	$23.50

Outstanding as of December 31, 2005	395,000	$15.00 - $23.50

Granted - First Quarter 2006	25,000	$25.00
Forfeited - Second Quarter 2006	(10,000)	$17.00

Outstanding as of June 30, 2006	410,000	$15.00 - $25.00

The following table summarizes the share-based compensation expense recognized during the three and six months ended June 30, 2006 and 2005, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock Options	$1,107	$—	$1,602	$—
Restricted Stock	—	38	—	76
Restricted Stock Unit Awards	327	323	653	488

	$1,434	$361	$2,255	$564

In addition, during the six months ended June 30, 2005, the Company modified the stock options of two departing executives to extend the life of the vested options and recorded a non-cash charge of $1,930,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The modification of the stock options was valued using the intrinsic value method pursuant to APB Opinion No. 25 and FIN 44.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

June 30, 2006

The Company estimated the fair value of its options using the Black-Scholes option-pricing model, by using the following assumptions:

	Six Months Ended June 30,
	2006	2005
Dividend Yield	0.0%	0.0%
Expected Volatility	49.0%	66.0%
Risk-Free Interest Rate	4.4%	3.8%
Estimated Life	6.3 Years	5.0 Years

The fair value of restricted stock and restricted stock unit awards were determined based on the Company’s stock price as of the measurement date. The fair value of performance stock unit awards outstanding as of June 30, 2006 was estimated to be approximately $1,923,000 using the Monte Carlo simulation valuation model. However, no stock-based compensation was recognized in 2005 or in 2006 upon adoption of SFAS No. 123(R) because the performance condition (the Company’s common stock being listed on a national exchange) was not met. Once the performance condition is met, the Company will recognize stock-based compensation for all vested performance stock unit awards. As of June 30, 2006, there was $996,000 of deferred compensation cost related to restricted stock unit awards, which is expected to be recognized over a weighted average period of 1.2 years.

The following table shows summarizes option activity during the six months ended June 30, 2006 (dollar amounts in thousands, except option prices):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,380,819	$10.66
Granted	247,500	$15.92
Exercised	(68,555)	$6.80
Canceled	(531,369)	$11.39

Outstanding at June 30, 2006	5,028,395	$11.01	4.6 Years	$34,660

Options Exercisable at June 30, 2006	4,167,811	$10.40	3.7 Years	$31,253

The weighted-average fair value of options granted during the six months ended June 30, 2006 was $18.18. The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 4,820,000 shares that had exercise prices that were lower than the $17.90 market price of our common stock at June 30, 2006. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $183,000 and $836,000 respectively, determined as of the date of exercise. In addition, the Company has granted options outside its options plans to certain key executives. As of June 30, 2006, there was 875,000 options outstanding related to these out of plan option grants that have a weighted-average exercise price of $11.56, a weighted-average remaining contractual term of 8.8 years and an aggregate intrinsic value of $5,546,000.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

June 30, 2006

Had compensation cost for the Company’s stock option plans been determined based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123 and SFAS No. 148, as amended, the Company’s net income, basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2005 would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income (Loss), As Reported	$(316)	$244
Add: Employee Stock Compensation Expense Included in the Determination of Net Income, As Reported	167	261
Deduct: Employee Stock Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(288)	(65)

Pro Forma Net Income (Loss)	$(437)	$440

Earnings (Loss) Per Share:
Basic - As Reported	$(0.01)	$0.01
Basic - Pro Forma	$(0.01)	$0.01
Diluted - As Reported	$(0.01)	$0.01
Diluted - Pro Forma	$(0.01)	$0.01

NOTE 6 – PENSION PLANS

The Company has defined benefit plans covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German plan is unfunded. The components of net periodic benefit cost for these pension plans are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service Cost	$245	$267	$493	$539
Interest Cost	87	79	179	160
Expected Return on Plan Assets	(2)	(2)	(4)	(4)
Amortization of Transition Asset	2	3	3	7
Amortization of Net Loss	5	3	11	5

Net Periodic Benefit Cost	337	350	682	707
Special Termination Benefits	—	14	—	27
Settlement or Curtailment Loss	—	46	—	92

Total Periodic Benefit Cost	$337	$410	$682	$826

As of June 30, 2006, $196,000 contributions have been made to the plans. The Company anticipates that contributions totaling approximately $350,000 will be made to its pension plans during 2006.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

June 30, 2006

NOTE 7 – EARNINGS PER SHARE

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share.” Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of stock options, warrants, and convertible securities, if any.

The following table sets forth the computation of Basic and Diluted Earnings Per Share (in thousands, except per share value amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Numerator for Basic Earnings Per Share— Income (Loss) From Continuing Operations	$838	$(283)	$3,930	$(122)
Effect of Dilutive Securities:
Interest Expense on Convertible Debentures	286	—	714	—

Numerator for Diluted Earnings Per Share— Income (Loss) From Continuing Operations	1,124	(283)	4,644	(122)
Income (loss) From Discontinued Operations	—	(33)	436	366

Numerator for Diluted Earnings Per Share— Net Income (Loss)	$1,124	$(316)	$5,080	$244

Denominator:
Denominator for Basic Earnings Per Share — Weighted-Average Shares Outstanding	35,246	30,813	33,135	30,616

Effect of Dilutive Securities:
Stock Options, ESPP Shares and Warrants	3,011	—	3,004	1,288
Convertible Debentures	7,472	—	9,544	—

Dilutive Potential Common Shares	10,483	—	12,548	1,288

Denominator for Diluted Earnings per Share	45,729	30,813	45,683	31,904

Basic Earnings (Loss) Per Share From Continuing Operations	$0.02	$(0.01)	$0.12	$—
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.02	$(0.01)	$0.10	$—
Basic Earnings Per Share From Discontinued Operations	$—	$—	$0.01	$0.01
Diluted Earnings Per Share From Discontinued Operations	$—	$—	$0.01	$0.01
Basic Earnings (Loss) Per Share	$0.02	$(0.01)	$0.13	$0.01
Diluted Earnings (Loss) Per Share	$0.02	$(0.01)	$0.11	$0.01

Included in the weighted-average number of shares outstanding for the three and six months ended June 30, 2006 were 11,591,171 shares and 11,743,957 shares, respectively, of the Company’s common stock issued in connection with the conversion of $100,000,000 of our 2 1/2% Senior Subordinated Convertible Notes.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

June 30, 2006

NOTE 8 – SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Software	$31,407	$28,706	$60,686	$60,878
Maintenance and Services	36,528	38,176	74,627	74,334

Total Revenue	$67,935	$66,882	$135,313	$135,212

Gross Profit:
Software	$28,151	$24,751	$53,436	$52,575
Maintenance and Services	24,586	26,140	48,080	48,690

Total Gross Profit	$52,737	$50,891	$101,516	$101,265

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
The Americas (1)	$18,361	$21,392	$40,954	$41,488
EMEA (2)	28,044	25,348	51,288	52,033
Asia Pacific (3)	21,530	20,142	43,071	41,691

Total Revenue	$67,935	$66,882	$135,313	$135,212

(1)	Substantially the United States
(2)	Substantially Germany
(3)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $41,077,000 and $35,832,000 as of June 30, 2006 and December 31, 2005, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $5,036,000 and $5,072,000 as of June 30, 2006 and December 31, 2005, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

June 30, 2006

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company utilizes, in the normal course of business, the services of Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. Through February 2005, the former chairman and chief executive officer of the Company served as a director of GSSL. For the six months ended June 30, 2006 and 2005, the Company paid GSSL approximately $1,541,000 and $465,000, respectively, for services rendered. Included in the 2006 amount is $158,000 for facility related expenses. As of June 30, 2006, the Company owned 5,200,000 shares of GSSL stock (or approximately 9% of the outstanding shares) with an original cost of $68,000 and a fair market value of $9,916,000 based on quoted market prices. These marketable equity securities, classified as available-for-sale, are included in investments in the accompanying consolidated balance sheets.

The Company currently leases office space in two buildings in Seoul, Korea and Sydney, Australia, which are owned by employees of the Company. For the six months ended June 30, 2006 and 2005, the Company paid these employees approximately $324,000 and $305,000, respectively, for rent and related facility costs.

NOTE 10 – CONTINGENCIES

Litigation

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings that have been asserted against us by former employees, including an action by a former senior vice president alleging both employment-related claims as well as claims for breach of his stock option agreement. The Company is vigorously defending these claims, and believes that it has adequately reserved for potential costs to the Company resulting from these matters. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company is periodically audited by various taxing authorities in the United States of America and in other countries in which the Company does business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated balance sheet, statements of operations or liquidity.

A formal investigation is being conducted by the SEC in connection with matters related to the restatement of financial statements for the period subsequent to December 31, 2000. While we have cooperated fully with the SEC, as of this date there has been no final resolution of this matter. Further, we may have indemnification obligations with respect to current and former employees and officers depending on how the investigation proceeds. We are unable to estimate what indemnification obligations exist, if any, based on information currently available.

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

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of June 30, 2006 and December 31, 2005.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

June 30, 2006

NOTE 11 – DISCONTINUED OPERATIONS AND SALE OF LONG-LIVED ASSETS

ESTECH Corporation

In the fourth quarter of 2005, the Company approved a plan to sell its wholly owned Japanese service subsidiary, ESTECH Corporation (“ESTECH”). Accordingly, ESTECH has been presented as a discontinued operation within the consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. ESTECH was acquired in 2002 as part of the MDI acquisition and provides expert technical services, primarily in structural dynamics, motion, vibration and acoustics to customers primarily in the automotive and precision electronics industries.

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

The results of the discontinued operations of ESTECH included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Services Revenue	$—	$1,567	$2,064	$4,465

Cost of Services Revenue and Operating Expenses	—	1,620	1,311	3,744

Operating (Loss) Income	—	(53)	753	721
Other Expense (Income), net	—	11	(11)	12

(Loss) Income Before (Benefit) Provision for Income Taxes	—	(64)	764	709
(Benefit) Provision for Income Taxes	—	(31)	328	343

(Loss) Income from Discontinued Operations	$—	$(33)	$436	$366

Systems Business

In 2003, the Company discontinued its Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of June 30, 2006 and December 31, 2005, the restructuring reserve totaled $619,000 and $672,000, respectively, which includes remaining lease obligations that will terminate in 2010. In addition, accrued liabilities of $1,383,000 for certain contractual obligations related to the Systems business remain as of June 30, 2006.

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

We manage our business under two operating segments—software and maintenance and services. Our revenue is derived through our direct sales force, a network of value-added resellers and other sales agents. Software revenue consists of licensing fees that are earned through 1) monthly, annual or longer lease (time-based) arrangements and 2) paid-up (perpetual) license arrangements, whereby the customer purchases a license for the use of our software. Both lease and paid-up arrangements are typically sold with maintenance for a period of time. Maintenance revenue includes unspecified software upgrades, enhancements and technical post-contract support (together known as “E&S”). Services revenue includes consulting and training services, including services provided in connection with software installation.

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

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
Average Exchange Rate to US $1	2006	2005	%Change	2006	2005	%Change
EMEA - Euro	0.7966	0.7942	0.3%	0.8143	0.7784	4.6%
Asia Pacific - Japanese Yen	114.5175	107.5089	6.5%	115.7323	105.9896	9.2%

A significant amount of our expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. During the last several years, we have reevaluated our software and services businesses and have scaled the operations in response to economic conditions. We have taken actions to reduce operating expenses and to improve operating margins, including the decision to discontinue our Systems business in 2003, to sell our ESTECH subsidiary in 2005 and to sell certain assets related to our PLM business in North America in 2006, as well as initiating separate restructuring plans in 2002 and 2003. We have also identified facilities throughout the U.S. and Europe that were or are expected to be closed. During the second half of 2005 we began to expand our software development activities in India through services provided by GSSL, a related party, as a cost effective solution to maintaining our leadership in VPD software. In addition, during 2006 we have identified and/or began several cost reduction initiatives, including outsourcing our production, manufacturing and distribution capabilities, renegotiation of third party royalty arrangements and IT software licensing and maintenance agreements, and transitioning to electronic delivery of our software.

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

Our goal for growth is to expand our leading position in the simulation software market by further penetrating our installed base, by adding new customers from the supply chains in our existing aerospace, automotive and heavy manufacturing markets, and by penetrating new markets such as biomedical and consumer products. We believe our strategy in providing our customers enterprise simulation solutions, including our enterprise simulation development platform – SimEnterprise, and its related component solution—SimManager Enterprise, together with software that delivers highly enhanced multidisciplinary capabilities – MD Nastran and MD Patran – will differentiate us from our competition.

2006 Highlights

Total reported revenue for the six months ended June 30, 2006 was $135.3 million, essentially unchanged when compared to the same period in 2005. The 2005 period included second quarter revenue totaling $2.2 million related to our North American PLM business, which was sold in March 2006. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the second quarter PLM revenue, our total revenue in 2006 increased 6.4% to $141.6 million.

Our operating expenses decreased 5.4% to $93.6 million compared to the same period in 2005. Included in the 2006 period was a $4.4 million gain recognized on the sale of certain assets of our North American PLM business. In addition, the 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $1.9 million of consulting expenses related to the implementation of a worldwide financial and management system, $1.6 million of additional stock based compensation recognized upon adoption of FAS 123(R) effective January 1, 2006 and $0.7 million to settle previously disclosed claims. The 2005 period included second quarter expenses totaling $1.8 million related to North American PLM business, $10.6 million of special investigation, severance, facility closure and other non-recurring expenses. Our operating margin during the 2006 period was 5.9% compared to 1.8% during the 2005 period.

Net cash provided by operations during the six months ended June 30, 2006 was $6.0 million, a decrease of $24.7 million compared to $30.7 million during the same period in 2005. Our cash, cash equivalents and investments increased 16.6% to $130.9 million at June 30, 2006 compared to $112.3 million at December 31, 2005.

RESULTS OF OPERATIONS

The following table sets forth items included in or derived from our unaudited condensed consolidated statements of operations included elsewhere in this report (dollar amounts in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	2006	% of Revenue	2005	% of Revenue
Revenue:
Software	$31,407	46.2%	$28,706	42.9%	$60,686	44.8%	$60,878	45.0%
Maintenance and Services	36,528	53.8%	38,176	57.1%	74,627	55.2%	74,334	55.0%

Total Revenue	67,935	100.0%	66,882	100.0%	135,313	100.0%	135,212	100.0%

Cost of Revenue:
Software	3,256	4.8%	3,955	5.9%	7,250	5.4%	8,303	6.1%
Maintenance and Services	11,942	17.6%	12,036	18.0%	26,547	19.6%	25,644	19.0%

Total Cost of Revenue	15,198	22.4%	15,991	23.9%	33,797	25.0%	33,947	25.1%

Gross Profit	52,737	77.6%	50,891	76.1%	101,516	75.0%	101,265	74.9%

Operating Expenses:
Research and Development	10,981	16.2%	11,500	17.2%	21,934	16.2%	23,062	17.1%
Selling, General and Administrative	39,235	57.8%	38,800	58.0%	71,264	52.7%	75,424	55.8%
Amortization of Intangibles	188	0.3%	186	0.3%	375	0.3%	370	0.3%

Total Operating Expense	50,404	74.2%	50,486	75.5%	93,573	69.2%	98,856	73.1%

Operating Income	2,333	3.4%	405	0.6%	7,943	5.9%	2,409	1.8%

Other Expense (Income):
Interest expense	1,983	2.9%	1,148	1.7%	3,074	2.3%	2,241	1.7%
Other Expense (Income), net	(1,231)	-1.8%	(131)	-0.2%	(2,546)	-1.9%	354	0.3%

Total Other Expense, net	752	1.1%	1,017	1.5%	528	0.4%	2,595	1.9%

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	1,581	2.3%	(612)	-0.9%	7,415	5.5%	(186)	-0.1%
Provision (Benefit) for Income Taxes	743	1.1%	(329)	-0.5%	3,485	2.6%	(64)	0.0%

Income (Loss) From Continuing Operations	838	1.2%	(283)	-0.4%	3,930	2.9%	(122)	-0.1%
Income (Loss) From Discontinued Operations, net of Income Taxes	—	0.0%	(33)	0.0%	436	0.3%	366	0.3%

Net Income (Loss)	$838	1.2%	$(316)	-0.5%	$4,366	3.2%	$244	0.2%

Revenue and Operating Results by Geography

The following table sets the revenue in each of the three geographic regions in which we operate for the three and six months ended June 30, 2006 and 2005 (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Total Revenue:
Americas
Software	$6,617	$7,763	(14.8)%	$15,224	$15,254	(0.2)%
Maintenance and Services	11,744	13,629	(13.8)%	25,730	26,234	(1.9)%

Sub-total	18,361	21,392	(14.2)%	40,954	41,488	(1.3)%

EMEA
Software	$14,493	$12,033	20.4%	$25,003	$26,469	(5.5)%
Maintenance and Services	13,551	13,315	1.8%	26,285	25,564	2.8%

Sub-total	28,044	25,348	10.6%	51,288	52,033	(1.4)%

Asia Pacific
Software	$10,297	$8,910	15.6%	$20,459	$19,155	6.8%
Maintenance and Services	11,233	11,232	0.0%	22,612	22,536	0.3%

Sub-total	21,530	20,142	6.9%	43,071	41,691	3.3%

Total Revenue	$67,935	$66,882	1.6%	$135,313	$135,212	0.1%

% Revenue by Geography:
Americas	27.0%	32.0%		30.3%	30.7%
EMEA	41.3%	37.9%		37.9%	38.5%
Asia Pacific	31.7%	30.1%		31.8%	30.8%

Results of Operations – Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue

Total revenue for the three months ended June 30, 2006 increased 1.6% to $67.9 million compared to $66.9 million for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the second quarter PLM revenue, our total revenue increased 7.3% to $69.4 million.

Software Revenue. Software revenue for the three months ended June 30, 2006 increased 9.4% to $31.4 million compared to $28.7 million for the same period in 2005. The increase was primarily attributable to higher revenue in EMEA and Asia Pacific, partially offset by lower revenue in the Americas. The increase in EMEA was attributable to larger orders with key customers in the aerospace, automotive and manufacturing industries. The increase in Asia Pacific was attributable to sales to key customers in the automotive and electronics industries. The decrease in the Americas was primarily attributable to the sale of our PLM assets in March 2006. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the PLM software revenue totaling $1.3 million, software revenue increased 17.1% to $32.1 million.

Maintenance and Services Revenue. Maintenance and services revenue for the three months ended June 30, 2006 decreased 4.3% to $36.5 million when compared to $38.2 million for the same period in 2005. Maintenance revenue increased 9.6% to $29.2 million primarily due to the incremental increases in our installed customer base and continued high renewal rates. Services revenue decreased 36.4% to $7.3 million due to the size and timing of consulting and training arrangements provided to our larger global accounts, particularly in the Americas. In addition, our services revenue was lower due to the sale of our PLM assets. As a percent of total revenue, maintenance revenue was 43.0% and services revenue was 10.8% in the three months ended June 30, 2006 compared to 39.8% and 17.2%, respectively, for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for PLM services revenue totaling $0.9 million, maintenance and services revenue was essentially unchanged at $37.3 million.

Revenue by Geography

Total revenue in the Americas for the three months ended June 30, 2006 was $18.4 million, a decrease of 14.2% compared to $21.4 million for the same period in 2005. After adjusting the 2005 period for software and services revenue totaling $2.2 million attributable to our North American PLM business, total revenue in the Americas decreased 4.4%. Our non-PLM services revenue decreased 43.5% due to a decrease in training and consulting arrangements provided to larger global accounts, particularly in the aerospace and automotive sectors. Offsetting the decrease in services revenue was a 9.9% increase in maintenance revenue resulting from a growing installed customer base with high renewal rates and a 1.8% increase in non-PLM software revenue.

Total revenue in EMEA for the three months ended June 30, 2006 was $28.0 million, an increase of 10.6% compared to $25.3 million for the same period in 2005. The increase was attributable to a 20.4% increase in software revenue resulting from strong growth within the aerospace, automotive and manufacturing industries across the region and a 9.3% increase in maintenance revenue resulting from renewals and a growing installed base, offset by a 17.7% decrease in services revenue that was impacted by the timing of the completion of consulting projects. Excluding the effects of changes in the EURO during the 2006 period, revenue in EMEA for the three months ended June 30, 2006 was $28.1 million, an increase of 11.0% compared to the same period in 2005.

Total revenue in Asia Pacific for the three months ended June 30, 2006 was $21.5 million, an increase of 6.9% compared to $20.1 million for the same period in 2005. Software revenue increased 15.6% to $10.3 million due to favorable economic conditions within the automotive and electronics sectors. Maintenance revenue increased 9.6% to $9.3 million, while services revenue decreased 29.7% to $1.9 million due to the timing of the completion of consulting projects. Excluding the effects of changes in the YEN during the 2006 period, revenue in Asia Pacific for the three months ended June 30, 2006 was $22.9 million, an increase of 13.9% compared to the same period in 2005

Cost of Revenue

Cost of Software Revenue. Cost of software revenue, which consists primarily of royalty expenses, amortization of developed technology and the costs of product packaging and shipping, decreased 17.5% to $3.3 million for the three months ended June 30, 2006 compared to $4.0 million for the same period in 2005. The decrease was attributable primarily to the sale of the PLM business and lower royalty expenses resulting from renegotiated agreements and changes in product mix, including termination of products previously subject to royalties. As a percent of software revenue, cost of software revenue was 10.5% in the three months ended June 30, 2006 compared to 13.9% for the same period in 2005. After adjusting the 2005 period for PLM cost of software revenue totaling $0.4 million, cost of software revenue for the three months ended June 30, 2006 decreased 8.3% compared to the same period in 2005.

Cost of Maintenance and Services Revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and services revenue for the three months ended June 30, 2006 decreased 0.8% to $11.9 million compared to $12.0 million for the same period in 2005 primarily as a result of the sale of the PLM business. As a percent of maintenance and services revenue, cost of maintenance and services revenue increased to 32.6% in the three months ended June 30, 2006 from 31.4% for the same period in 2005 as a result of lower utilization rates and timing of costs incurred in providing consulting and training services versus the recognition of related revenue by our EMEA and Asia Pacific regions under completed contract accounting. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for PLM cost of services revenue totaling $0.3 million, cost of maintenance and services revenue increased 1.6% to $12.1 million.

Operating Expenses

Total operating expenses for the three months ended June 30, 2006 were $50.4 million, essentially unchanged compared to the same period in 2005. The 2006 period included $2.2 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $1.3 million of consulting expenses related to the implementation of a worldwide financial and management system, $1.1 million of additional stock based compensation recognized pursuant to FAS 123(R) and $0.7 million to settle previously disclosed claims. The 2005 period included a provision of $2.6 million related to the closure and consolidation of facilities and certain departments, $1.6 million of expense incurred in connection with the termination of a product and distribution agreement, and severance expense totaling $1.3 million related to a terminated officer. As a percent of total revenue, total operating expenses decreased to 74.2% in the three months ended June 30, 2006 from 75.5% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for PLM operating expenses totaling $1.8 million, total operating expenses increased 4.6% to $50.9 million.

Research and Development. Research and development activities are primarily conducted at company facilities within the United States. Research and development expenses for the three months ended June 30, 2006 decreased 4.3% to $11.0 million compared to $11.5 million for the same period in 2005 due to lower employee related expenses and facility costs. These expenses were incurred to develop new enterprise software technologies and solutions and to enhance the features and functionality of existing products within our enterprise simulation software suites, including integrated multi-disciplinary software to be used within our SimEnterprise platform. As a percent of total revenue, research and development expenses decreased to 16.2% in the three months ended June 30, 2006 from 17.2% for the same period in 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2006 increased 1.0% to $39.2 million compared to $38.8 million for the same period in 2005. The 2006 period included $2.2 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $1.3 million of consulting expenses related to the implementation of our worldwide financial and management system and $0.7 million to settle previously disclosed claims. The 2005 period included a provision of $2.6 million related to the closure and consolidation of facilities and certain departments, $1.6 million of expense incurred in connection with the termination of a product and distribution agreement, and severance expense totaling $1.3 million related to a terminated officer. Excluding the effects of these expenses, the 2006 period was impacted by lower occupancy costs realized in part from the consolidation of certain facilities in 2005, lower wages, salaries and employee benefits resulting primarily from reduced headcount, partially offset by increased incentive and stock-based compensation, and higher travel and entertainment expenses compared to the same period in 2005. As a percent of total revenue, selling, general and administrative expenses decreased to 57.8% in the three months ended June 30, 2006 from 58.0% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for PLM expenses totaling $1.8 million, selling, general and administrative expenses increased 7.3% to $39.7 million.

Amortization of Intangibles. Amortization of intangibles for the three months ended June 30, 2006 and 2005 was $0.2 million. Our amortization expense is primarily related to customer lists with useful lives ranging from five to fifteen years.

Interest and Other (Income) Expense, Net

Interest expense for the three months ended June 30, 2006 was $2.0 million compared to $1.1 million for the same period in 2005. These amounts generally include interest related to our long-term debt and the amortization of debt issue costs and discounts. The 2006 period also included a write off of debt issue costs totaling $1.4 million recognized in connection with the redemption of our Convertible Notes in June 2006.

Other (income) expense, net primarily includes interest income from cash and investments and foreign currency gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary. Other (income) expense, net for the three months ended June 30, 2006 was impacted by higher interest income, resulting from higher cash balances and rising interest rates, and the recognition of foreign currency transaction gains versus foreign currency transaction losses for the same period in 2005.

Provision for Income Taxes

Income tax expense for the three months ended June 30, 2006 and 2005 includes provisions for state, federal and foreign income taxes. Our effective tax rate for the three months ended June 30, 2006, based on estimated annual taxable income, was 47.0% compared to 53.8% for the same period in 2005. The change in the effective tax rate between periods reflects the impact of foreign earnings, foreign tax rate variances and changes in valuation allowances established against domestic net operating losses and other deferred tax assets.

Discontinued Operations

In March 2006, the Company completed the sale of its wholly-owned Japanese service subsidiary, ESTECH Corporation, which has been accounted for as a discontinued operation within the consolidated financial statements.

Results of Operations – Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Total revenue for the six months ended June 30, 2006 was $135.3 million, essentially unchanged compared to reported results for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the second quarter PLM revenue totaling $2.2 million, our total revenue increased 6.4% to $141.6 million.

Software Revenue. Software revenue for the six months ended June 30, 2006 was $60.7 million, essentially unchanged compared to reported results for the same period in 2005. The 2006 period was impacted by strong growth and continuing opportunities within key industries in our Asia Pacific and EMEA regions, offset by unfavorable changes in foreign currency exchange rates, weakness in non-aerospace business in the Americas and by the sale of our North American PLM business in March 2006. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the second quarter PLM software revenue totaling $1.3 million, software revenue increased 6.7% to $63.6 million.

Maintenance and Services Revenue. Maintenance and services revenue for the six months ended June 30, 2006 was $74.6 million, essentially unchanged compared to reported results for the same period in 2005. Maintenance revenue increased 9.5% to $56.8 million primarily due to the incremental increases in our installed customer base and continued high renewal rates. Services revenue decreased 20.6% to $17.8 million due to the size and timing of consulting and training arrangements provided to our larger global accounts and the loss of services revenue attributable to our North American PLM business. As a percent of total revenue, maintenance revenue was 42.0% and services revenue was 13.2% in the six months ended June 30, 2006 compared to 38.4% and 16.6%, respectively, for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the second quarter PLM services revenue totaling $0.9 million, maintenance and services revenue increased 6.2% to $78.0 million.

Revenue by Geography

Total revenue in the Americas for the six months ended June 30, 2006 was $41.0 million, a decrease of 1.3% compared to $41.5 million for the same period in 2005. After adjusting the 2005 period for the second quarter software and services revenue totaling $2.2 million attributable to our North American PLM business, total revenue in the Americas increased 4.2%. Such increase was attributable to a 7.6% increase in non-PLM software revenue primarily resulting from higher sales to key aerospace customers. Maintenance revenue increased 19.5% to $18.9 million due to a growing installed customer base with high renewal rates. Our non-PLM services revenue decreased 34.2% to $6.9 million due to a decrease in training and consulting arrangements provided to larger global accounts, particularly in the aerospace and automotive sectors.

Total revenue in EMEA for the six months ended June 30, 2006 was $51.3 million, a decrease of 1.4% compared to $52.0 million for the same period in 2005. The decrease was attributable to a 5.5% decrease in software revenue and a 0.4% decrease in services revenue resulting primarily from changes in the EURO during the 2006 period, partially offset by a 4.0% increase in maintenance revenue resulting from renewals and a growing installed base. Excluding the effects of changes in the EURO during the 2006 period, revenue in EMEA for the six months ended June 30, 2006 was $53.6 million, an increase of 3.0% compared to the same period in 2005.

Total revenue in Asia Pacific for the six months ended June 30, 2006 was $43.1 million, an increase of 3.3% compared to $41.7 million for the same period in 2005. Software revenue increased 6.8% to $20.5 million due to favorable economic conditions within the automotive and electronics sectors. Maintenance revenue increased 6.3% to $18.2 million, while services revenue decreased 18.7% to $4.4 million due to the timing of the completion of consulting projects. Excluding the effects of changes in the YEN during the 2006 period, revenue in Asia Pacific for the six months ended June 30, 2006 was $47.0 million, an increase of 12.8% compared to the same period in 2005.

Cost of Revenue

Cost of Software Revenue. Cost of software revenue decreased 12.0% to $7.3 million compared to $8.3 million for the same period in 2005. The decrease was attributable primarily to the sale of the PLM business, lower royalty expenses resulting from renegotiated agreements and changes in product mix, including termination of products previously subject to royalties and lower packaging and shipping costs. As a percent of software revenue, cost of software revenue was 12.0% in the six months ended June 30, 2006 compared to 13.6% for the same period in 2005. After adjusting the 2005 period for second quarter PLM cost of software revenue totaling $0.4 million, cost of software revenue for the three months ended June 30, 2006 decreased 7.6% compared to the same period in 2005.

Cost of Maintenance and Services Revenue. Cost of maintenance and services revenue for the six months ended June 30, 2006 increased 3.5% to $26.5 million compared to $25.6 million for the same period in 2005. The increase was primarily attributable to higher employee related costs and subcontractor expenses, partially offset by lower facility costs and costs related to the PLM business. As a percent of maintenance and services revenue, cost of maintenance and services revenue increased to 35.6% in the six months ended June 30, 2006 from 34.5% for the same period in 2005 as a result of lower utilization rates and timing of costs incurred in providing consulting and training services versus the recognition of related revenue by our EMEA and Asia Pacific regions under completed contract accounting. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for second quarter PLM cost of services revenue totaling $0.3 million, cost of maintenance and services revenue increased 8.5% to $27.4 million.

Operating Expenses

Total operating expenses for the six months ended June 30, 2006 decreased 5.4% to $93.6 million compared to $98.9 million for the same period in 2005. Included in the 2006 period was a $4.4 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $1.9 million of consulting expenses related to the implementation of a worldwide financial and management system, $1.6 million of additional stock based compensation recognized pursuant to FAS 123(R) and $0.7 million to settle previously disclosed claims. The 2005 period included severance expense totaling $3.9 million related to terminated officers, a provision of $2.6 million related to the closure and consolidation of facilities and certain departments, expenses totaling $2.1 million related to the special investigation and the 2004 restatement audit, and $2.0 million of expense incurred in connection with the termination of a product and distribution agreement. As a percent of total revenue, total operating expenses decreased to 69.2% in the six months ended June 30, 2006 from 73.1% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for second quarter PLM operating expenses totaling $1.8 million, total operating expenses decreased 1.4% to $95.7 million.

Research and Development. Research and development expenses for the six months ended June 30, 2006 decreased 5.2% to $21.9 million compared to $23.1 million for the same period in 2005 due to lower employee related expenses and facility costs. These expenses were incurred to develop new enterprise software technologies and solutions and to enhance the features and functionality of existing products within our simulation software suites, including integrated multi-disciplinary software and enterprise simulation solutions. As a percent of total revenue, research and development expenses decreased to 16.2% in the six months ended June 30, 2006 from 17.1% for the same period in 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2006 decreased 5.4% to $71.3 million compared to $75.4 million for the same period in 2005. The 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $1.9 million of consulting expenses related to the implementation of a worldwide financial and management system and $0.7 million to settle previously disclosed claims. The 2005 period included severance expense totaling $3.9 million related to terminated officers, a provision of $2.6 million related to the closure and consolidation of facilities and certain departments, expenses totaling $2.1 million related to the special investigation and the 2004 restatement audit, and $2.0 million of expense incurred in connection with the termination of a product and distribution agreement. Excluding the effects of these expenses, the 2006 period was impacted by lower occupancy costs realized in part from the consolidation of certain facilities in 2005, lower wages, salaries and employee benefits resulting primarily from reduced headcount, partially offset by increased incentive and stock-based compensation, and higher travel and entertainment expenses compared to the same period in 2005. As a percent of total revenue, selling, general and administrative expenses decreased to 52.7% in the six months ended June 30, 2006 from 55.8% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for second quarter PLM expenses totaling $1.8 million, selling, general and administrative expenses decreased 0.5% to $73.2 million.

Amortization of Intangibles. Amortization of intangibles for the six months ended June 30, 2006 and 2005 was $0.4 million.

Interest and Other (Income) Expense, Net

Interest expense for the six months ended June 30, 2006 was $3.1 million compared to $2.2 million for the same period in 2005. The 2006 period included a write off of debt issue costs totaling $1.4 million recognized in connection with the redemption of our Convertible Notes in June 2006.

Other (income) expense, net for the six months ended June 30, 2006 was impacted by higher interest income, resulting from higher cash balances and rising interest rates, and the recognition of foreign currency transaction gains versus foreign currency transaction losses for the same period in 2005.

Provision for Income Taxes

Our effective tax rate for the six months ended June 30, 2006, based on estimated annual taxable income, was 47.0% compared to 34.4% for the same period in 2005. The change in the effective tax rate between periods reflects the impact of foreign earnings, foreign tax rate variances and changes in valuation allowances established against domestic net operating losses and other deferred tax assets.

Discontinued Operations

In March 2006, the Company completed the sale of its wholly owned Japanese service subsidiary, ESTECH Corporation, which has been accounted for as a discontinued operation within the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, our principal sources of liquidity included cash and cash equivalents of $121.0 million and marketable equity securities available-for-sale of $9.9 million.

Working capital (current assets less current liabilities) at June 30, 2006 increased $16.3 million to $78.2 million from $61.9 million at December 31, 2005. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash on hand and cash generated from operations will provide sufficient capital for normal working capital needs over the next twelve months. Our ability to generate cash flows from operations is dependent on our ability to generate income from our operations, and effective cash management, including timely billing and collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits, facilities, royalties and third party services. Outside of these expenses, we generally do not have a significant amount of vendor payables. As of June 30, 2006, our average days sales outstanding was 87 days compared 79 days at December 31, 2005. The increase in average days sales outstanding was attributable to a higher proportion of foreign billings, which generally have longer collection cycles and invoicing that occurred later in the quarter. Currently, our debt obligations are long term in nature and will not require significant cash outflows until 2009. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Our operations generated $6.0 million in cash during the six months ended June 30, 2006, compared to $30.7 million for the same period in 2005. The decrease in cash generated from operations was primarily attributable to changes in deferred revenue and timing of payment of liabilities. Our principal investing activities during the six months ended June 30, 2006 included net capital expenditures of $3.9 million, proceeds from the sale of our ESTECH subsidiary and the PLM assets totaling $14.5 million and proceeds of $4.8 million received from the sale of pledged securities no longer needed after the conversion of $100.0 million of our Subordinated Convertible Notes in June 2006. For the six months ended June 30, 2005 our principal investing activities included net proceeds of $28.0 million received from the sale of short-term investments and net capital expenditures of $1.0 million. There were no significant financing activities during the six months ended June 30, 2006 and 2005.

Capital expenditures primarily represent upgrades to facilities and replacement of computer equipment used in the development and support of our software products and business processes, including $1.9 million related to the upgrade of our Enterprise Resource Planning (ERP) system. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management information systems. In 2006, we estimate that our capital expenditures will total approximately $12.0 million, including $5.0 million to upgrade our Enterprise Resource Planning (ERP) system designed to process transactions more efficiently, to improve internal processes and controls and to provide management reporting necessary to support our long-term strategic plans.

During the six months ended June 30, 2006 and 2005, our research and development expenditures totaled $21.9 million and $23.1 million, respectively, none of which was capitalized due to the short duration between technological feasibility and general availability of the new software to our customers. We expect to continue to invest a substantial portion of our revenues in the development of new enterprise computing software and the enhancement of existing products, technologies and solutions, including integrated multi-disciplinary capabilities.

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

Notwithstanding the redemption of our Convertible Notes, our commitments and contractual obligations as of June 30, 2006 were not materially different than those reported in our quarterly report on Form 10-Q for the period ended March 31, 2006.

CRITICAL ACCOUNTING POLICIES

MD&A discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates and judgments under different assumptions and conditions. Management believes the critical accounting policies and areas that require the most significant estimates, assumptions and judgments to be used in the preparation of the consolidated financial statements are revenue recognition on software and related services, allowance for doubtful accounts, valuation of goodwill, intangibles and long-lived assets, accounting for income taxes, and contingencies and litigation. Because of the uncertainty inherent in these matters, actual results could differ significantly from the estimates, assumptions and judgments we use in applying these critical accounting policies. These critical accounting policies, which are fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, have been consistently applied to the consolidated condensed financial statements included herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

FOREIGN CURRENCY RISK

International revenue represented 69.7% and 69.3% of our total revenue for the six months ended June 30, 2006 and 2005, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the six months ended June 30, 2006, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $4.5 million and our income from continuing operations by approximately $1.6 million.

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

INVESTMENT RISK

As of June 30, 2006 our investments included marketable equity securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during the six months ended June 30, 2006.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of June 30, 2006, we owned 5,200,000 shares of GSSL stock with an original cost of $68,000.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2006, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of June 30, 2006 were ineffective due to the material weaknesses that existed as of December 31, 2005, as described in our Annual Report on Form 10-K for the year then ended, we believe that the condensed consolidated financial statements contained in this report present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings that have been asserted against us by former employees, including an action by a former senior vice president alleging both employment-related claims as well as claims for breach of his stock option agreement. The Company is vigorously defending these claims, and believes that it has adequately reserved for potential costs to the Company resulting from these matters. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company is periodically audited by various taxing authorities in the United States of America and in other countries in which the Company does business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated balance sheet, statements of operations or liquidity.

A formal investigation is being conducted by the SEC in connection with matters related to the restatement of financial statements for the period subsequent to December 31, 2000. While we have cooperated fully with the SEC, as of this date there has been no final resolution of this matter. Further, we may have indemnification obligations with respect to current and former employees and officers depending on how the investigation proceeds. We are unable to estimate what indemnification obligations exist, if any, based on information currently available.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. Executive Bonus Plan Share Awards

On May 22, 2006, the Company issued stock for compensation earned and deferred in prior years as follows: Frank Perna, Jr., former Chairman of the Board and Chief Executive Officer: 15,000 bonus shares for the 2000 bonus, 25,806 bonus shares for the 2001 bonus; and 9,615 bonus shares for the 2003 bonus.

2. Miscellaneous Permissible Exercises of Stock Option Grants to Former Employees

On April 28, 2006, the Company recognized the following stock option exercises: a former employee was permitted to exercise 5,565 stock options granted on July 20, 2001 with an exercise date of April 28, 2006. The Company permitted another former employee to exercise 2,782 stock options granted on July 20, 2001 with an exercise date of April 28, 2006.

On June 28, 2006, the Company permitted a former employee to exercise 250 stock options granted on October 16, 2002 with an exercise date of June 28, 2006.

On June 29, 2006, the Company permitted a former employee to exercise 900 stock options granted on August 6, 2003 with an exercise date of June 29, 2006.

These issuances of securities were issued in private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the issuance of securities resulting from the bonus shares as well as the permitted stock option exercises were used for general working capital purposes. No proceeds were created by the grant of any securities described above.

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

Any stockholder who desires to present business or nominate a director at the upcoming 2006 annual meeting of stockholders, without inclusion of the proposal or nomination in the Company’s proxy materials for the meeting, must provide to the Company notice of such business or nomination in accordance with the Company’s Restated Bylaws. Article II, Sections 5 and 6 of the Company’s Restated Bylaws require that written notice of the stockholder’s intention to present business or make a director nomination at the 2006 annual meeting be given to the Company’s Secretary no earlier than June 27, 2006 and no later than August 26, 2006. However, if the Company gives less than 40 days’ notice of the meeting, the stockholder must give notice of the business or nomination to the Company’s Secretary by the end of the tenth day after notice is first given.

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

MSC.SOFTWARE CORPORATION
(Registrant)

Date: August 9, 2006	By:	/s/ JOHN J. LASKEY
JOHN J. LASKEY - Chief Financial Officer
(Mr. Laskey is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number
3.1	Certificate of Amendment of Certificate of Incorporation of MSC.Software Corporation (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of MSC.Software Corporation, as amended through July 12, 2005, to increase the exact number of directors from seven (7) to nine (9) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed July 15, 2005, and incorporated herein by reference).

4.1	Common Stock Purchase Warrant issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

4.2	The MacNeal-Schwendler Corporation Warrant Agreement, dated as of June 18, 1999, with The MacNeal-Schwendler Corporation acting in the capacity of Warrant Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.3	Rights Agreement, dated as of October 5, 1998, between The MacNeal-Schwendler Corporation and ChaseMellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.4	Amendment No. 1 to Rights Agreement, dated as of October 18, 2004, by and between MSC.Software Corporation and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.5	Indenture, dated as of August 18, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as part of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 33-83174), and incorporated herein by reference).

4.6	First Supplemental Indenture, dated September 22, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated December 14, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.8	The MacNeal-Schwendler Corporation Indenture, dated as of June 17, 1999, with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.9	Indenture, dated as of May 5, 2003, between MSC.Software Corporation and J.P. Morgan Trust Company, National Association as Trustee (filed as Exhibit 4.1 of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 333-106603), and incorporated herein by reference).

10.1*/**	Third Amendment to Consulting Agreement, dated effective as of June 21, 2006, by and between MSC.Software Corporation and Kenneth D. Blakely.

31.1**	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan.
**	Indicates filed herewith.