Form 10-Q
period 2006-09-30
MSC SOFTWARE CORP
filed 2006-11-13
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2006

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

As of October 31, 2006, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 43,500,555.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share value amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$114,938	$99,478
Investments	12,294	12,820
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $876 and $1,296, respectively	56,076	73,141
Deferred Tax Assets	18,005	18,059
Other Current Assets	9,711	8,815
Current Assets of Discontinued Operations	—	5,803

Total Current Assets	211,024	218,116
Property and Equipment, Net	19,878	16,271
Goodwill and Indefinite Lived Intangibles	180,491	180,491
Other Intangible Assets, Net	27,391	31,829
Deferred Tax Assets	8,388	7,917
Other Assets	10,264	14,579
Long Term Assets of Discontinued Operations	—	6,385

Total Assets	$457,436	$475,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	9,619	12,097
Compensation and Related Costs	17,547	18,921
Restructuring Reserve	5	11
Income Taxes Payable	6,764	9,145
Deferred Revenue	76,085	94,625
Other Current Liabilities	13,633	18,572
Current Liabilities of Discontinued Operations	1,974	2,866

Total Current Liabilities	125,627	156,237
Deferred Income Taxes	16,588	16,641
Long-Term Debt	7,511	107,375
Other Long Term Liabilities	12,845	12,254
Long-Term Liabilities of Discontinued Operations	—	1,393

Total Liabilities	162,571	293,900

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 43,209, 000 and 30,926,000 Issued and 43,173,000 and 30,886,000 Outstanding, respectively.	432	309
Additional Paid-in Capital	408,352	300,793
Deferred Compensation	(669)	(3,029)
Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(14,805)	(15,863)
Unrealized Investment Gain, net of Tax	10,256	10,782
Minimum Pension Liability, net of Tax	(272)	(272)

Total Accumulated Other Comprehensive Loss	(4,821)	(5,353)

Accumulated Deficit	(108,182)	(110,755)
Treasury Shares, At Cost (36,000 and 40,000 Shares, respectively)	(247)	(277)

Net Shareholders’ Equity	294,865	181,688

Total Liabilities and Shareholders’ Equity	$457,436	$475,588

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Software	$22,650	$36,832	$83,336	$97,710
Maintenance and Services	35,724	38,742	110,351	113,076

Total Revenue	58,374	75,574	193,687	210,786

Cost of Revenue:
Software	2,632	3,925	9,882	12,228
Maintenance and Services	9,206	13,607	35,753	39,251

Total Cost of Revenue	11,838	17,532	45,635	51,479

Gross Profit	46,536	58,042	148,052	159,307

Operating Expense:
Research and Development	9,883	11,461	31,817	34,523
Selling, General and Administrative	38,810	32,911	110,074	108,335
Amortization of Intangibles	187	186	562	556

Total Operating Expense	48,880	44,558	142,453	143,414

Operating Income (Loss)	(2,344)	13,484	5,599	15,893

Other (Income) Expense :
Interest Expense	255	1,056	3,329	3,297
Other Income, net	(1,346)	(703)	(3,892)	(349)

Total Other (Income) Expense, net	(1,091)	353	(563)	2,948

Income (Loss) From Continuing Operations Before Provision For Income Taxes	(1,253)	13,131	6,162	12,945
Provision For Income Taxes	540	7,023	4,025	6,959

Income (Loss) From Continuing Operations	(1,793)	6,108	2,137	5,986
Income From Discontinued Operations, Net of Income Taxes	—	230	436	596

Net Income (Loss)	$(1,793)	$6,338	$2,573	$6,582

Basic Earnings (Loss) Per Share From Continuing Operations	$(0.04)	$0.20	$0.06	$0.19
Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.04)	$0.15	$0.06	$0.16
Basic Earnings Per Share From Discontinued Operations	$—	$0.01	$0.01	$0.02
Diluted Earnings Per Share From Discontinued Operations	$—	$0.01	$0.01	$0.01
Basic Earnings (Loss) Per Share	$(0.04)	$0.21	$0.07	$0.21
Diluted Earnings (Loss) Per Share	$(0.04)	$0.15	$0.07	$0.18
Basic Weighted-Average Shares Outstanding	42,872	30,879	36,416	30,704
Diluted Weighted-Average Shares Outstanding	45,420	44,523	45,594	43,942

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,573	$6,582
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	258	172
Depreciation and Amortization of Property and Equipment	5,176	6,137
Amortization of Intangibles	4,438	4,041
Amortization of Debt Issuance Costs and Discount	463	702
Write off of Debt Issuance costs	1,404	—
Loss on Disposal of Long-Lived Assets	120	(72)
Gain on Sale of Long-Lived Assets	(4,439)	—
Adjustment to Restructuring Reserves	(373)	—
Stock Based Compensation	5,265	999
Stock Option Modification	—	2,518
Other	—	83
Changes in Operating Assets and Liabilities
Trade Accounts Receivable	16,807	5,265
Other Current Assets	(3,411)	(3,122)
Other Assets	253	4,072
Accounts Payable	(4,287)	(1,740)
Income Taxes Payable	(2,256)	6,411
Other Current Liabilities	(4,536)	4,898
Deferred Revenue	(18,284)	(12,487)
Compensation and Related Expenses	(1,374)	2,405
Other Liabilities	525	(917)
Restructuring Reserve	(6)	(102)
Discontinued Operations	(714)	2,078

Net Cash (Used In) Provided By Operating Activities	(2,398)	27,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(5,773)	(1,693)
Proceeds from Sale of Long-Lived Assets	4,328	915
Proceeds from Sales and Maturities of Investment Securities	4,821	35,500
Purchase of Investment Securities	—	(7,500)
Discontinued Operations	—	(114)
Proceeds from Sale of Discontinued Operations	10,202	—

Net Cash Provided by Investing Activities	13,578	27,108

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligations	(676)	(574)
Proceed from Exercise of Stock Options	4,687	1,244
Discontinued Operations	—	(58)

Net Cash Provided By Financing Activities	4,011	612

Effect of Exchange Rate Changes on Cash and Cash Equivalents	269	(2,154)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,460	53,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,478	35,772

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,938	$89,261

Supplemental Cash Flow Information:
Income Taxes Paid, net	$5,971	$3,476
Interest Paid	$2,179	$2,230
Property and Equipment Additions Financed Under Capital Leases	$738	$316
Conversion of Subordinated Debentures into Common Stock	$100,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Basis of Presentation and Consolidation - In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2006 and the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005. The consolidated results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Company will adopt SAB No. 108 in the fourth quarter of 2006 and is currently evaluating what affect adopting SAB 108 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to: a) recognize the funded status of a benefit plan; b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers Accounting for Pensions”, or No 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year ended statement of financial position; and d) disclose in the notes to financial statement additional information about certain effects on the net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 will require an employer to initially recognize the funded status and provide the required disclosure as of the end of fiscal year ending after December 15, 2006. The Company will adopt SFAS No. 158 for the year ending December 31, 2006, the impact of which cannot be determined at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within that fiscal year. The Company is evaluating what effect the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial condition.

In July 2006, the FASB issued FIN No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of FAS No. 109 and clarifies when and how to recognize the tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007. The Company is in the process of evaluating what effect the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

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

September 30, 2006

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

In connection with the conversion, the Company wrote off approximately $1,404,000 of unamortized debt issue costs related to the Notes. Such write off is included in interest expense in the accompanying statements of operations. In addition, debt securities that were pledged to a trustee for the payment of all scheduled interest payments on the Notes were sold in June 2006. At the time of the sale, the amortized cost of these pledged securities totaled $4,893,000 resulting in a pre-tax loss of approximately $71,000, which is included in other expense in the accompanying statements of operations.

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income (Loss)	$(1,793)	$6,338	$2,573	$6,582
Changes in:
Foreign Currency Translation Adjustments, net of Tax	867	(580)	1,058	(2,333)
Unrealized Gains (Losses) on Investments, net of Tax	470	597	(526)	4,375

Comprehensive Income (Loss)	$(456)	$6,355	$3,105	$8,624

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

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

September 30, 2006

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

In addition, these executive officers received in aggregate 239,000 restricted stock unit awards which vest over four years. As of September 30, 2006, there were 229,250 non-vested restricted stock unit awards with a weighted average grant date fair value of $11.69 per award.

The Company has granted performance stock unit awards to certain key employees that vest if the per share price of MSC’s common stock exceeds a pre-established per share price for thirty consecutive trading days on a national exchange within two years from the date of grant. The pre-established share price is determined based on the price of common stock at the date of grant. A summary of awards granted is presented below.

	Awards	Target Price
Outstanding as of December 31, 2004	—	—
Granted - First Quarter 2005	130,000	$15.00 - $17.00
Granted - Second Quarter 2005	170,000	$17.00
Granted - Third Quarter 2005	75,000	$17.00 - $20.00
Granted - Fourth Quarter 2005	20,000	$23.50

Outstanding as of December 31, 2005	395,000	$15.00 - $23.50

Granted - First Quarter 2006	25,000	$25.00
Forfeited - Second Quarter 2006	(10,000)	$17.00

Outstanding as of September 30, 2006	410,000	$15.00 - $25.00

The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2006 and 2005, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock Options	$852	$—	$2,454	$—
Restricted Stock	—	108	—	184
Restricted Stock Unit Awards	327	327	980	815
Performance Stock Unit Awards	1,831	—	1,831	—

	$3,010	$435	$5,265	$999

On September 5, 2006, the Company’s common stock began trading on the NASDAQ stock exchange thus satisfying the performance condition on its performance stock unit awards pursuant to FAS 123(R). As a result, the Company recognized $1,831,000 in stock-based compensation expense, representing the vested portion of the estimated fair value through September 30, 2006.

In addition, during the nine months ended September 30, 2005, the Company modified the stock options of two departing executives to extend the life of the vested options and recorded a non-cash charge of $2,518,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The modification of the stock options was valued using the intrinsic value method pursuant to APB Opinion No. 25 and FIN 44.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

September 30, 2006

The Company estimated the fair value of its options using the Black-Scholes option-pricing model, by using the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Dividend Yield	0.0%	0.0%
Expected Volatility	49.0%	66.0%
Risk-Free Interest Rate	4.4%	3.9%
Estimated Life	6.32%	5.0 Years

The fair value of restricted stock and restricted stock unit awards were determined based on the Company’s stock price as of the measurement date. The fair value of performance stock unit awards was determined using the Monte Carlo simulation valuation model. As of September 30, 2006, there was $669,000 of deferred compensation cost related to restricted stock unit awards, which is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes option activity during the nine months ended September 30, 2006 (dollar amounts in thousands, except option prices):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,380,819	$10.66
Granted	247,500	$15.92
Exercised	(538,266)	$8.85
Canceled	(639,300)	$12.52

Outstanding at September 30, 2006	4,450,753	$11.03	4.6 Years	$19,440

Options Exercisable at September 30, 2006	3,676,378	$10.35	3.9 Years	$18,555

The weighted-average fair value of options granted during the nine months ended September 30, 2006 was $18.18. The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 4,080,000 shares that had exercise prices lower than the $15.40 market price of our common stock at September 30, 2006. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $3,309,000 and $4,145,000, respectively, determined as of the date of exercise. In addition, the Company has granted options outside its options plans to certain key executives. As of September 30, 2006, there was 875,000 options outstanding related to these out of plan option grants that have a weighted-average exercise price of $11.56, a weighted-average remaining contractual term of 8.5 years and an aggregate intrinsic value of $3,358,000.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

September 30, 2006

Had compensation cost for the Company’s stock option plans been determined based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123 and SFAS No. 148, as amended, the Company’s net income, basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income, As Reported	$6,338	$6,582
Add: Employee Stock Compensation Expense Included in the Determination of Net Income, As Reported	201	462
Less: Employee Stock Compensation Expense Determined under Fair Value Based Method for All Awards, Net of
Related Tax Effects	(264)	(311)

Pro Forma Net Income	$6,275	$6,733

Earnings Per Share:
Basic - As Reported	$0.21	$0.21
Basic - Pro Forma	$0.20	$0.22
Diluted - As Reported	$0.15	$0.18
Diluted - Pro Forma	$0.14	$0.15

On September 25, 2006, the Company held its 2006 annual meeting of stockholders at which meeting the stockholders of the Company approved the MSC.Software Corporation 2006 Performance Incentive Plan (the “2006 Plan”). The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2006 Plan equals the sum of: (1) 6,600,000 shares, plus (2) the number of shares available for additional award grant purposes under the Company’s 1998 and 2001 Stock Option Plans (along with the 1991 Stock Option Plan, collectively the “Existing Stock Plans”) as of September 25, 2006, plus (3) the number of any shares subject to stock options granted under the Existing Stock Plans and outstanding as of the date of the annual meeting which expire, or for any reason are cancelled. The 2006 Plan provides for a broad range of potential equity grants including stock options, stock appreciation rights, restricted stock, performance stock, stock units, phantom stock and dividend equivalents. The purpose of the 2006 Plan is to promote the success of the Company and the interests of its stockholders by providing an additional means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. Equity-based awards are also intended to further align the interests of award recipients and stockholders.

NOTE 6 – PENSION PLANS

The Company has defined benefit plans covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German plan is unfunded. The components of net periodic benefit cost for these pension plans are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service Cost	$247	$260	$740	$799
Interest Cost	91	76	270	236
Expected Return on Plan Assets	(2)	(2)	(6)	(6)
Amortization of Transition Asset	1	3	4	10
Amortization of Net Loss	6	3	17	8

Net Periodic Benefit Cost	343	340	1,025	1,047
Special Termination Benefits	192	13	192	41
Settlement or Curtailment Loss	—	45	—	137

Total Periodic Benefit Cost	$535	$398	$1,217	$1,225

The special termination benefit of $192,000 recognized during the three months ended September 30, 2006 was related to terminated Korean employees.

As of September 30, 2006, contributions totaling $295,000 have been made to the plans. The Company anticipates that contributions totaling approximately $350,000 will be made to its pension plans during 2006.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

September 30, 2006

NOTE 7 – EARNINGS PER SHARE

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share.” Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of stock options, warrants, and convertible securities, if any.

The following table sets forth the computation of Basic and Diluted Earnings Per Share (in thousands, except per share value amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Numerator for Basic Earnings Per Share— Income From Continuing Operations	$(1,793)	$6,108	$2,137	$5,986
Effect of Dilutive Securities:
Interest Expense on Convertible Debentures	—	376	467	1,201

Numerator for Diluted Earnings Per Share— Income From Continuing Operations	(1,793)	6,484	2,604	7,187
Income From Discontinued Operations	—	230	436	596

Numerator for Diluted Earnings Per Share— Net Income	$(1,793)	$6,714	$3,040	$7,783

Denominator:
Denominator for Basic Earnings Per Share—Weighted-Average Shares Outstanding	42,872	30,879	36,416	30,704

Effect of Dilutive Securities:
Stock Options, ESPP Shares and Warrants	2,548	1,900	2,850	1,494
Convertible Notes	—	11,744	6,328	11,744

Dilutive Potential Common Shares	2,548	13,644	9,178	13,238

Denominator for Diluted Earnings per Share	45,420	44,523	45,594	43,942

Basic Earnings Per Share From Continuing Operations	$(0.04)	$0.20	$0.06	$0.19
Diluted Earnings Per Share From Continuing Operations	$(0.04)	$0.15	$0.06	$0.16
Basic Earnings Per Share From Discontinued Operations	$—	$0.01	$0.01	$0.02
Diluted Earnings Per Share From Discontinued Operations	$—	$0.01	$0.01	$0.01
Basic Earnings Per Share	$(0.04)	$0.21	$0.07	$0.21
Diluted Earnings Per Share	$(0.04)	$0.15	$0.07	$0.18

Included in the weighted-average number of shares outstanding for the three and nine months ended September 30, 2006 were 11,744,000 shares and 5,416,000 shares, respectively, of the Company’s common stock issued in connection with the conversion of $100,000,000 of our 2 1/2% Senior Subordinated Convertible Notes that was completed in June 2006.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

September 30, 2006

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Software	$22,650	$36,832	$83,336	$97,710
Maintenance and Services	35,724	38,742	110,351	113,076

Total Revenue	$58,374	$75,574	$193,687	$210,786

Gross Profit:
Software	$20,018	$32,907	$73,454	$85,482
Maintenance and Services	26,518	25,135	74,598	73,825

Total Gross Profit	$46,536	$58,042	$148,052	$159,307

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
The Americas (1)	$17,077	$20,289	$58,031	$61,777
EMEA (2)	23,140	26,706	74,428	78,739
Asia Pacific (3)	18,157	28,579	61,228	70,270

Total Revenue	$58,374	$75,574	$193,687	$210,786

(1)	Substantially the United States

(2)	Substantially Germany

(3)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $45,408,000 and $35,832,000 as of September 30, 2006 and December 31, 2005, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $4,769,000 and $5,072,000 as of September 30, 2006 and December 31, 2005, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

September 30, 2006

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company utilizes, in the normal course of business, the services of Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India that provides CAD/CAM/CAE/PDM software applications, component technology and development services. For the nine months ended September 30, 2006 and 2005, the Company paid GSSL approximately $2,727,000 and $576,000, respectively, for services rendered. Included in the 2006 amount is $312,000 for facility related expenses. As of September 30, 2006, the Company owned 5,200,000 shares of GSSL stock (or approximately 9% of the outstanding shares) with an original cost of $68,000 and a fair market value of $12,294,000 based on quoted market prices. These marketable equity securities, classified as available-for-sale, are included in investments in the accompanying consolidated balance sheets.

The Company currently leases office space in two buildings in Seoul, Korea and Sydney, Australia, which are owned by employees of the Company. For the nine months ended September 30, 2006 and 2005, the Company paid these employees approximately $484,000 and $454,000, respectively, for rent and related facility costs.

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

On August 10, 2006, we settled an action by a former senior vice president alleging both employment-related claims as well as claims for breach of his stock option agreement. The amount of the settlement paid in August 2006 was accrued as of June 30, 2006.

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

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of September 30, 2006 and December 31, 2005.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

September 30, 2006

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

The results of the discontinued operations of ESTECH included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Services Revenue	$—	$2,297	$2,064	$6,762
Cost of Services Revenue and Operating Expenses	—	1,849	1,311	5,593

Operating Income	—	448	753	1,169
Other Expense (Income), net	—	—	(11)	12

Income Before Provision for Income Taxes	—	448	764	1,157
Provision for Income Taxes	—	218	328	561

Income from Discontinued Operations	$—	$230	$436	$596

Systems Business

In 2003, the Company discontinued its Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of September 30, 2006, the restructuring reserve totaled $592,000, which includes remaining lease obligations that will terminate in 2010. In addition, accrued liabilities of $1,382,000 for certain contractual obligations related to the Systems business remain as of September 30, 2006.

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

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
Average Exchange Rate to US $1	2006	2005	%Change	2006	2005	%Change
EMEA - Euro	0.7845	0.8198	-4.3%	0.8044	0.7921	1.5%
Asia Pacific - Japanese Yen	116.1488	111.1893	4.5%	115.8711	107.7228	7.6%

A significant amount of our expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. During the last several years, we have reevaluated our software and services businesses and have scaled these operations in response to economic and market conditions. We have taken actions to reduce operating expenses and to improve operating margins, including the decision to discontinue our Systems business in 2003, to sell our ESTECH subsidiary in 2005 and to sell certain assets related to our PLM business in 2006, as well as initiating separate restructuring plans in 2002 and 2003. We have also identified facilities throughout the U.S. and Europe that were or are expected to be closed. During the second half of 2005 we began to expand our software development activities in India through services provided by GSSL, a related party, as a cost effective solution to maintaining our leadership in VPD software. In addition, during 2006 we have identified and/or began several cost reduction initiatives, including outsourcing our production, manufacturing and distribution capabilities, renegotiating third party royalty arrangements and IT software licensing and maintenance agreements, and transitioning to electronic delivery of our software.

We will continue to evaluate our business model, including our product mix and positioning, marketing strategies and sales channels to maximize our market opportunities and to significantly improve our operating results. We are committed to improving our cost structures and will continue to invest in or streamline our business operations as necessary to best serve the marketplace and to successfully compete in all our geographic locations.

Our goal for growth is to expand our leading position in the simulation software market by further penetrating our installed base, by adding new customers from the supply chains in our existing aerospace, automotive and heavy manufacturing markets, and by targeting new markets such as biomedical and consumer products. We believe our strategy in providing our customers enterprise simulation solutions, including our enterprise simulation development platform – SimEnterprise, and its related component solutions—SimManager Enterprise and SimXpert, together with software that delivers highly enhanced multidisciplinary capabilities – MD Nastran and MD Patran – will differentiate us from our competition.

This strategy is further supported by our strategic alliance with IBM which will embed and optimize IBM technology as part of our SimManager Enterprise solution to deliver high performance, enterprise scalability, storage flexibility and robust reliability and availability in an on demand world. This technology will also permit our customers to take advantage of deploying an on demand enterprise built from reusable components that will help lower development costs and improve time to market. In addition, our customers will benefit from IBM’s consulting and services in connection with the deployment of enterprise simulation solutions.

2006 Highlights

During 2006, we began aggressive marketing of SimEnterprise, SimDesigner, SimManager and SimXpert as part of our enterprise simulation solutions strategy. Multidisciplinary software suites – MD Nastran and MD Patran – were also introduced to our customers as a valued-added alternative to certain of our legacy simulation software tools. The transition from selling software tools to selling enterprise simulation solutions required extensive recruiting and training of sales personnel throughout our regions, as well as comprehensive presentations to key customers to demonstrate the capabilities of these new solutions to manage their product design and engineering processes and simulation data more efficiently. Our reported revenue for the nine months ended September 30, 2006, and specifically the three months ended September 30, 2006, have highlighted the challenges we faced and continue to face during this transition.

We believe the transition from selling software tools to selling enterprise simulation solutions will ultimately lead to larger transactions, while providing our customers a significant return on their investment. However, our experience to date shows that selling enterprise solutions generally lengthens the sales cycles, as customers require extended approvals and additional funding.

Total reported revenue for the nine months ended September 30, 2006 was $193.7 million, a decrease of 8.1% compared to $210.8 million for the same period in 2005. The 2005 period included non-recurring revenue totaling $4.8 million related to our North American PLM business, which was sold in March 2006. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the non-recurring PLM revenue, our total revenue in 2006 decreased 3.0% to $199.8 million.

Our operating expenses decreased 0.6% to $142.5 million compared to $143.4 million for the same period in 2005. Included in the 2006 period was a $4.4 million gain recognized on the sale of certain assets of our North American PLM business. In addition, the 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $4.3 million of consulting expenses related to the implementation of a worldwide financial and management system, $4.3 million of additional stock based compensation recognized upon adoption of FAS 123(R) effective January 1, 2006 and $0.7 million to settle previously disclosed claims. The 2005 period included $18.9 million of special investigation, severance, facility closure and other non-recurring expenses, including $3.7 million of expenses related to North American PLM business. Our operating margin during the 2006 period was 2.9% compared to 7.5% during the 2005 period.

Net cash used in operations during the nine months ended September 30, 2006 was $2.4 million, a decrease of $30.3 million compared to cash provided by operations of $27.9 million during the same period in 2005. Our cash, cash equivalents and investments increased 13.3% to $127.2 million at September 30, 2006 compared to $112.3 million at December 31, 2005.

RESULTS OF OPERATIONS

The following table sets forth items included in or derived from our unaudited condensed consolidated statements of operations included elsewhere in this report (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	2006	% of Revenue	2005	% of Revenue
Revenue:
Software	$22,650	38.8%	$36,832	48.7%	$83,336	43.0%	$97,710	46.4%
Maintenance and Services	35,724	61.2%	38,742	51.3%	110,351	57.0%	113,076	53.6%

Total Revenue	58,374	100.0%	75,574	100.0%	193,687	100.0%	210,786	100.0%

Cost of Revenue:
Software	2,632	4.5%	3,925	5.2%	9,882	5.1%	12,228	5.8%
Maintenance and Services	9,206	15.8%	13,607	18.0%	35,753	18.5%	39,251	18.6%

Total Cost of Revenue	11,838	20.3%	17,532	23.2%	45,635	23.6%	51,479	24.4%

Gross Profit	46,536	79.7%	58,042	76.8%	148,052	76.4%	159,307	75.6%

Operating Expenses:
Research and Development	9,883	16.9%	11,461	15.2%	31,817	16.4%	34,523	16.4%
Selling, General and Administrative	38,810	66.5%	32,911	43.5%	110,074	56.8%	108,335	51.4%
Amortization of Intangibles	187	0.3%	186	0.2%	562	0.3%	556	0.3%

Total Operating Expense	48,880	83.7%	44,558	58.9%	142,453	73.5%	143,414	68.1%

Operating Income (Loss)	(2,344)	-4.0%	13,484	17.8%	5,599	2.9%	15,893	7.5%

Other (Income) Expense:
Interest expense	255	0.4%	1,056	1.4%	3,329	1.7%	3,297	1.6%
Other Income, net	(1,346)	-2.3%	(703)	-0.9%	(3,892)	-2.0%	(349)	-0.2%

Total Other (Income) Expense, net	(1,091)	-1.9%	353	0.5%	(563)	-0.3%	2,948	1.4%

Income (Loss) From Continuing Operations Before Provision for Income Taxes	(1,253)	-2.1%	13,131	17.4%	6,162	3.2%	12,945	6.1%
Provision for Income Taxes	540	0.9%	7,023	9.3%	4,025	2.1%	6,959	3.3%

Income (Loss) From Continuing Operations	(1,793)	-3.1%	6,108	8.1%	2,137	1.1%	5,986	2.8%
Income From Discontinued Operations, net of Tax	—	0.0%	230	0.3%	436	0.2%	596	0.3%

Net Income (Loss)	$(1,793)	-3.1%	$6,338	8.4%	$2,573	1.3%	$6,582	3.1%

Revenue and Operating Results by Geography

The following table sets the revenue in each of the three geographic regions in which we operate for the three and nine months ended September 30, 2006 and 2005 (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Total Revenue:
Americas
Software	$5,109	$7,256	(29.6%)	$20,333	$22,510	(9.7%)
Maintenance and Services	11,968	13,033	(8.2%)	37,698	39,267	(4.0%)

Sub-total	17,077	20,289	(15.8%)	58,031	61,777	(6.1%)

EMEA
Software	$9,321	$14,047	(33.6%)	$34,324	$40,516	(15.3%)
Maintenance and Services	13,819	12,659	9.2%	40,104	38,223	4.9%

Sub-total	23,140	26,706	(13.4%)	74,428	78,739	(5.5%)

Asia Pacific
Software	$8,220	$15,529	(47.1%)	$28,679	$34,684	(17.3%)
Maintenance and Services	9,937	13,050	(23.9%)	32,549	35,586	(8.5%)

Sub-total	18,157	28,579	(36.5%)	61,228	70,270	(12.9%)

Total Revenue	$58,374	$75,574	(22.8%)	$193,687	$210,786	(8.1%)

% Revenue by Geography:
Americas	29.3%	26.9%		30.0%	29.3%
EMEA	39.6%	35.3%		38.4%	37.4%
Asia Pacific	31.1%	37.8%		31.6%	33.3%

Results of Operations – Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue

Total revenue for the three months ended September 30, 2006 decreased 22.8% to $58.4 million compared to $75.6 million for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the non-recurring PLM revenue totaling $2.6 million, our total revenue decreased 20.3% to $58.2 million.

Software Revenue. Software revenue for the three months ended September 30, 2006 decreased 38.3% to $22.7 million compared to $36.8 million for the same period in 2005. The decrease was associated with lower software revenue in each of the regions but was primarily attributable to decreases in our Asia Pacific and EMEA regions. Such decreases were the result of our transition to selling enterprise solutions that specifically caused delays in the buying, approval and funding decisions by our major customers. We believe that selling higher valued enterprise solutions generally lengthen the overall sales cycles. In addition, software revenue in the Americas decreased due to the sale of our PLM assets in March 2006. As a percent of total revenue, software revenue was 38.8% in the three months ended September 30, 2006 compared to 48.7% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the PLM software revenue totaling $1.5 million, software revenue decreased 36.1% to $22.6 million.

Maintenance and Services Revenue. Maintenance and services revenue for the three months ended September 30, 2006 decreased 7.8% to $35.7 million when compared to $38.7 million for the same period in 2005. Maintenance revenue increased 2.7% to $28.9 million primarily due to incremental growth in our installed customer base and high renewal rates in the Americas and EMEA partially offset by decreased paid up transactions and the timing of renewals in our Asia Pacific region. Services revenue decreased 35.8% to $6.8 million due to the sale of our PLM assets and changes in the nature and timing of consulting and training arrangements provided to our larger global accounts, particularly in the Asia Pacific and Americas regions. As a percent of total revenue, maintenance revenue was 49.6% and services revenue was 11.6% in the three months ended September 30, 2006 compared to 37.3% and 14.0%, respectively, for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for PLM services revenue totaling $1.1 million, maintenance and services revenue decreased 5.4% to $35.6 million.

Revenue by Geography

Total revenue in the Americas for the three months ended September 30, 2006 was $17.1 million, a decrease of 15.8% compared to $20.3 million for the same period in 2005. After adjusting the 2005 period for software and services revenue totaling $2.6 million attributable to our North American PLM business, total revenue in the Americas decreased 3.4%. Our non-PLM services revenue decreased 36.7% to $2.6 million due to a decrease in training and consulting arrangements provided to larger global accounts, particularly in the aerospace and automotive sectors. Non-PLM software revenue decreased 9.5% as a result of lower sales to key customers attributable to the transition to selling enterprise solutions. Maintenance revenue increased 17.5% due to incremental growth in the installed customer base and high renewal rates.

Total revenue in EMEA for the three months ended September 30, 2006 was $23.1 million, a decrease of 13.4% compared to $26.7 million for the same period in 2005. The decrease was attributable to a 33.6% decrease in software revenue resulting from lower sales to key aerospace customers, the transition to selling enterprise solutions and a 7.6% decrease in services revenue that was impacted by the timing of the completion of consulting projects, partially offset by a 15.2% increase in maintenance revenue resulting from renewals and a growing installed base. Excluding the effects of changes in the EURO during the 2006 period, revenue in EMEA for the three months ended September 30, 2006 was $22.1 million, a decrease of 17.1% compared to the same period in 2005.

Total revenue in Asia Pacific for the three months ended September 30, 2006 was $18.2 million, a decrease of 36.5% compared to $28.6 million for the same period in 2005. Software revenue decreased 47.1% to $8.2 million due to the transition to selling enterprise solutions. Maintenance revenue decreased 11.0% to $8.9 million due to decreased paid up transactions and unusually high amounts of renewals processed during the third quarter of 2005 that normally occur during the second quarter. Services revenue decreased 65.4% to $1.1 million due to the timing of the completion of consulting projects. Excluding the effects of changes in the YEN during the 2006 period, revenue in Asia Pacific for the three months ended September 30, 2006 was $19.0 million, a decrease of 33.6% compared to the same period in 2005

Cost of Revenue

Cost of Software Revenue. Cost of software revenue, which consists primarily of royalty expenses, amortization of developed technology and the costs of product packaging and shipping, decreased 33.3% to $2.6 million for the three months ended September 30, 2006 compared to $3.9 million for the same period in 2005. The decrease was attributable primarily to lower royalty expenses resulting from renegotiated agreements, changes in product mix, including termination of products previously subject to royalties, and the sale of the PLM business. As a percent of software revenue, cost of software revenue was 11.5% in the three months ended September 30, 2006 compared to 10.6% for the same period in 2005. After adjusting the 2005 period for PLM cost of software revenue totaling $0.4 million, cost of software revenue for the three months ended September 30, 2006 decreased 24.4% compared to the same period in 2005.

Cost of Maintenance and Services Revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and services revenue for the three months ended September 30, 2006 decreased 32.4% to $9.2 million compared to $13.6 million for the same period in 2005 primarily as a result lower salaries, wages and benefits attributable to a reduction of personnel, a reversal of previously accrued incentive compensation totaling $0.8 million, lower facility related expenses and the sale of the PLM business. As a percent of maintenance and services revenue, cost of maintenance and services revenue decreased to 25.8% in the three months ended September 30, 2006 from 35.1% for the same period in 2005 as a result of higher utilization rates and timing of costs incurred in providing consulting and training services versus the recognition of related revenue by our EMEA and Asia Pacific regions under completed contract accounting. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for PLM cost of services revenue totaling $0.3 million, cost of maintenance and services revenue decreased 14.0% to $9.1 million.

Operating Expenses

Total operating expenses for the three months ended September 30, 2006 were $48.9 million, an increase of 9.6% compared to $44.6 million for the same period in 2005. The 2006 period included $2.7 million of additional stock based compensation recognized pursuant to FAS 123(R) and $2.4 million of consulting expenses related to the implementation of a worldwide financial and management system. The 2005 period included expenses totaling $4.5 million related to the special investigation and the 2004 restatement audit. As a percent of total revenue, total operating expenses increased to 83.7% in the three months ended September 30, 2006 from 59.0% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for PLM operating expenses totaling $1.9 million, total operating expenses increased 14.3% to $48.8 million.

Research and Development. Research and development activities are primarily conducted at company facilities within the United States. Research and development expenses for the three months ended September 30, 2006 decreased 13.9% to $9.9 million compared to $11.5 million for the same period in 2005 due to a reversal of previously accrued incentive compensation totaling $0.7 million, and lower employee related expenses and facility costs. These expenses were incurred to develop new enterprise software technologies and solutions and to enhance the features and functionality of existing products within our enterprise simulation software suites, primarily our integrated multi-disciplinary software—MD Nastran and MD Patran. As a percent of total revenue, research and development expenses decreased to 16.9% in the three months ended September 30, 2006 from 15.2% for the same period in 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2006 increased 17.9% to $38.8 million compared to $32.9 million for the same period in 2005. The 2006 period included $2.7 million of additional stock based compensation recognized pursuant to FAS 123(R) and $2.4 million of consulting expenses related to the implementation of a worldwide financial and management information system. The 2005 period included expenses totaling $4.5 million related to the special investigation and the 2004 restatement audit. In addition, the 2006 period was impacted by higher salaries, wages and benefits, increased travel and entertainment and product marketing expenses resulting from our product transition, higher expenses for recurring audit and related services, and a lease termination charge of $0.6 million resulting from our decision to outsource certain production, manufacturing and distribution capabilities, partially offset by a reversal of previously accrued incentive compensation totaling $2.3 million. As a percent of total revenue, selling, general and administrative expenses increased to 66.5% in the three months ended September 30, 2006 from 43.5% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for PLM expenses totaling $1.9 million, selling, general and administrative expenses increased 24.9% to $38.7 million.

Amortization of Intangibles. Amortization of intangibles for the three months ended September 30, 2006 and 2005 was $0.2 million. Our amortization expense is primarily related to customer lists with useful lives ranging from five to fifteen years.

Interest and Other (Income) Expense, Net

Interest expense for the three months ended September 30, 2006 was $0.3 million compared to $1.1 million for the same period in 2005. These amounts generally include interest related to our long-term debt and the amortization of debt issue costs and discounts. The decrease in the 2006 period resulted from the redemption of our Convertible Notes in June 2006.

Other (income) expense, net primarily includes interest income from cash and investments and foreign currency gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary. Other (income) expense, net for the three months ended September 30, 2006 was impacted by higher interest income, resulting from higher cash balances and rising interest rates, and the recognition of foreign currency transaction gains versus foreign currency transaction losses for the same period in 2005.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2006, based on estimated annual taxable income by regional tax jurisdiction, was (43.1)% compared to 53.5% for the same period in 2005. The change in the effective tax rate between periods reflects the impact of foreign earnings on consolidated earnings, foreign tax rate variances and changes in valuation allowances established against domestic net operating losses estimated in 2006 for which we expect to derive no tax benefit.

We are currently analyzing our intercompany transfer pricing for the period 2004 through 2006. Although we expect to complete the analysis in the fourth quarter of 2006, we cannot estimate at this time what effect, if any, the analysis will have on our consolidated results of operations, financial condition or cash flows in 2006.

Discontinued Operations

In March 2006, we completed the sale of our wholly-owned Japanese service subsidiary, ESTECH Corporation, which has been accounted for as a discontinued operation within the consolidated financial statements.

Results of Operations – Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total revenue for the nine months ended September 30, 2006 decreased 8.1% to $193.7 million compared to $210.8 million for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for non-recurring PLM revenue totaling $4.8 million, our total revenue decreased 3.0% to $199.8 million.

Software Revenue. Software revenue for the nine months ended September 30, 2006 decreased 14.7% to $83.3 million compared to $97.7 million for the same period in 2005. The 2006 period was negatively impacted by the transition in selling enterprise solutions to our major customers throughout all the regions, but particularly in Asia Pacific and EMEA, unfavorable changes in foreign currency exchange rates, weakness in non-aerospace business in the Americas and by the sale of our North American PLM business in March 2006. As a percent of total revenue, software revenue was 43.0% in the nine months ended September 30, 2006 compared to 46.4% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for non-recurring PLM software revenue totaling $2.7 million, software revenue decreased 9.2% to $86.2 million.

Maintenance and Services Revenue. Maintenance and services revenue for the nine months ended September 30, 2006 decreased 2.4% to $110.4 million compared to $113.1 million for the same period in 2005. Maintenance revenue increased 7.1% to $85.7 million primarily due to the incremental growth in our installed customer base and high renewal rates. Services revenue decreased 25.4% to $24.7 million due to the nature, size and timing of consulting and training arrangements provided to our larger global accounts and the loss of services revenue attributable to our North American PLM business. As a percent of total revenue, maintenance revenue was 44.3% and services revenue was 12.7% in the nine months ended September 30, 2006 compared to 38.0% and 15.7%, respectively, for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the second quarter PLM services revenue totaling $2.0 million, maintenance and services revenue increased 2.3% to $113.5 million.

Revenue by Geography

Total revenue in the Americas for the nine months ended September 30, 2006 was $58.0 million, a decrease of 6.1% compared to $61.8 million for the same period in 2005. After adjusting the 2005 period for non-recurring software and services revenue totaling $4.8 million attributable to our North American PLM business, total revenue in the Americas increased 1.8%. Our non-PLM software revenue increased 2.4% primarily as a result of higher sales to key aerospace customers. Maintenance revenue increased 22.5% to $28.3 million due to a growing installed customer base with high renewal rates. Our non-PLM services revenue decreased 35.0% to $9.4 million due to a decrease in training and consulting arrangements provided to larger global accounts, particularly in the aerospace and automotive sectors.

Total revenue in EMEA for the nine months ended September 30, 2006 was $74.4 million, a decrease of 5.5% compared to $78.7 million for the same period in 2005. The decrease was attributable to a 15.3% decrease in software revenue caused primarily by the transition to selling enterprise solutions to our major customers and a 2.8% decrease in services revenue resulting primarily from changes in the EURO during the 2006 period, partially offset by a 7.7% increase in maintenance revenue resulting from renewals and a growing installed base. Excluding the effects of changes in the EURO during the 2006 period, revenue in EMEA for the nine months ended September 30, 2006 was $75.7 million, a decrease of 3.8% compared to the same period in 2005.

Total revenue in Asia Pacific for the nine months ended September 30, 2006 was $61.2 million, a decrease of 12.9% compared to $70.3 million for the same period in 2005. Software revenue decreased 17.3% to $28.7 million caused primarily by the transition to selling enterprise solutions to our major customers. Maintenance revenue was $27.1 million, unchanged compared to the same period in 2005. Services revenue decreased 35.7% to $5.4 million due to the timing of the completion of consulting projects. Excluding the effects of changes in the YEN during the 2006 period, revenue in Asia Pacific for the nine months ended September 30, 2006 was $66.0 million, a decrease of 6.1% compared to the same period in 2005.

Cost of Revenue

Cost of Software Revenue. Cost of software revenue decreased 18.9% to $9.9 million compared to $12.2 million for the same period in 2005. The decrease was attributable primarily to the sale of the PLM business, lower royalty expenses resulting from renegotiated agreements and changes in product mix, including termination of products previously subject to royalties, and lower packaging and shipping costs. As a percent of software revenue, cost of software revenue was 11.9% in the nine months ended September 30, 2006 compared to 12.5% for the same period in 2005. After adjusting the 2005 period for non-recurring PLM cost of software revenue totaling $0.8 million, cost of software revenue for the three months ended September 30, 2006 decreased 13.2% compared to the same period in 2005.

Cost of Maintenance and Services Revenue. Cost of maintenance and services revenue for the nine months ended September 30, 2006 decreased 8.9% to $35.8 million compared to $39.3 million for the same period in 2005. The decrease was primarily the result of lower salaries, wages and benefits attributable to a reduction of personnel, a reversal of previously accrued incentive compensation totaling $0.8 million, lower facility related expenses and the sale of the PLM business. As a percent of maintenance and services revenue, cost of maintenance and services revenue decreased to 32.4% in the nine months ended September 30, 2006 from 34.7% for the same period in 2005 as a result of higher utilization rates and timing of costs incurred in providing consulting and training services versus the recognition of related revenue by our EMEA and Asia Pacific regions under completed contract accounting. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for non-recurring PLM cost of services revenue totaling $0.6 million, cost of maintenance and services revenue decreased 5.4% to $36.6 million.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2006 decreased 0.6% to $142.5 million compared to $143.4 million for the same period in 2005. Included in the 2006 period was a $4.4 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $4.3 million of consulting expenses related to the implementation of a worldwide financial and management system, $4.3 million of additional stock based compensation recognized pursuant to FAS 123(R) and $0.7 million to settle previously disclosed claims. The 2005 period included severance expense totaling $3.9 million related to terminated officers, a provision of $2.6 million related to the closure and consolidation of facilities and certain departments, expenses totaling $6.6 million related to the special investigation and the 2004 restatement audit, and $2.0 million of expense incurred in connection with the termination of a product and distribution agreement. As a percent of total revenue, total operating expenses increased to 73.5% in the nine months ended September 30, 2006 from 68.0% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for non-recurring PLM operating expenses totaling $3.7 million, total operating expenses increased 3.4% to $144.5 million.

Research and Development. Research and development expenses for the nine months ended September 30, 2006 decreased 7.8% to $31.8 million compared to $34.5 million for the same period in 2005 due to lower employee related expenses, including incentive compensation, and facility costs. These expenses were incurred to develop new enterprise software technologies and solutions and to enhance the features and functionality of existing products within our enterprise simulation software suites, primarily our integrated multi-disciplinary software - MD Nastran and MD Patran. As a percent of total revenue, research and development expenses were 16.4% in the nine months ended September 30, 2006 and 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased 1.7% to $110.1 million compared to $108.3 million for the same period in 2005. Included in the 2006 period was a $4.4 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $4.3 million of consulting expenses related to the implementation of a worldwide financial and management system, $4.3 million of additional stock based compensation recognized pursuant to FAS 123(R) and $0.7 million to settle previously disclosed claims. The 2005 period included expenses totaling $6.6 million related to the special investigation and the 2004 restatement audit, severance expense totaling $3.9 million related to terminated officers, a provision of $2.6 million related to the closure and consolidation of facilities and certain departments, and $2.0 million of expense incurred in connection with the termination of a product and distribution agreement. The 2006 period was also impacted by higher expenses for recurring audit and related services, increased travel and entertainment and product marketing expenses resulting from our product transition, higher salaries, wages and benefits, and a lease termination charge of $0.6 million resulting from our decision to outsource certain production, manufacturing and distribution capabilities, partially offset by a reversal of previously accrued incentive compensation totaling $2.3 million. As a percent of total revenue, selling, general and administrative expenses increased to 56.8% in the nine months ended September 30, 2006 from 51.4% for the same period in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for non-recurring PLM expenses totaling $3.7 million, selling, general and administrative expenses increased 7.0% to $111.9 million.

Amortization of Intangibles. Amortization of intangibles for the nine months ended September 30, 2006 and 2005 was $0.6 million.

Interest and Other (Income) Expense, Net

Interest expense for the nine months ended September 30, 2006 and 2005 was $3.3 million. The 2006 period included a write off of debt issue costs totaling $1.4 million recognized in connection with the redemption of our Convertible Notes in June 2006.

Other income, net for the nine months ended September 30, 2006 increased to $3.9 million compared to $0.3 million for the same period in 2005 due to higher interest income, resulting from higher cash balances and rising interest rates, and the recognition of foreign currency transaction gains versus foreign currency transaction losses for the same period in 2005.

Provision for Income Taxes

Our effective tax rate for the nine months ended September 30, 2006, based on estimated annual taxable income by regional tax jurisdiction, was 65.3% compared to 53.8% for the same period in 2005. The increase in the effective tax rate between periods reflects the impact of foreign earnings on consolidated earnings, foreign tax rate variances and changes in valuation allowances established against domestic net operating losses estimated in 2006 for which we expect to derive no tax benefit.

We are currently analyzing our intercompany transfer pricing for the period 2004 through 2006. Although we expect to complete the analysis in the fourth quarter of 2006, we cannot estimate at this time what effect, if any, the analysis will have on our consolidated results of operations, financial condition or cash flows in 2006.

Discontinued Operations

In March 2006, we completed the sale of our wholly owned Japanese service subsidiary, ESTECH Corporation, which has been accounted for as a discontinued operation within the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, our principal sources of liquidity included cash and cash equivalents of $114.9 million and marketable equity securities available-for-sale of $12.3 million.

Working capital (current assets less current liabilities) at September 30, 2006 increased $23.5 million to $85.4 million from $61.9 million at December 31, 2005. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash on hand and cash generated from operations will provide sufficient capital for normal working capital needs over the next twelve months. Our ability to generate cash flows from operations is dependent on our ability to generate income from our operations, and effective cash management, including timely billing and collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits, facilities, royalties and third party services. Outside of these expenses, we generally do not have a significant amount of vendor payables. As of September 30, 2006, our average days sales outstanding was 88 days compared 79 days at December 31, 2005. Currently, our debt obligations are long term in nature and will not require significant cash outflows until 2009. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Our operations used $2.4 million in cash during the nine months ended September 30, 2006, compared to generating $27.9 million for the same period in 2005. The decrease in cash generated from operations was primarily attributable to lower cash earnings, changes in deferred revenue and accounts receivable and timing of payment of liabilities. Our principal investing activities during the nine months ended September 30, 2006 included net capital expenditures of $5.8 million, proceeds from the sales of our ESTECH subsidiary and the PLM assets totaling $14.5 million and proceeds of $4.8 million received from the sale of pledged securities no longer needed after the conversion of $100.0 million of our Subordinated Convertible Notes in June 2006. For the nine months ended September 30, 2005 our principal investing activities included net proceeds of $35.5 million received from the sale of short-term investments and net capital expenditures of $1.7 million. Financing activities during the nine months ended September 30, 2006 and 2005 primarily included proceeds from exercise of stock options totaling $4.8 million and $1.2 million, respectively.

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

During the nine months ended September 30, 2006 and 2005, our research and development expenditures totaled $31.8 million and $34.5 million, respectively, none of which was capitalized due to the short duration between technological feasibility and general availability of the new software to our customers. We expect to continue to invest a substantial portion of our revenues primarily for the development of our new enterprise simulation solutions and integrated multi-disciplinary software.

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

Other than the redemption of our Convertible Notes, our commitments and contractual obligations as of September 30, 2006 were not materially different than those reported in our previously filed 2006 quarterly reports on Form 10-Q.

On November 8, 2006, our Board of Directors authorized the repurchase of up to 1,250,000 shares of the Company’s common stock from time to time in open market or private transactions. The timing and exact number of shares of any repurchases will depend on market conditions. The stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. We expect to fund the repurchase of shares using our cash on hand.

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

FOREIGN CURRENCY RISK

International revenue represented 70.0% and 70.7% of our total revenue for the nine months ended September 30, 2006 and 2005, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the nine months ended September 30, 2006, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $6.5 million and our income from continuing operations by approximately $2.5 million.

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

INVESTMENT RISK

As of September 30, 2006 our investments included marketable equity securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during the nine months ended September 30, 2006.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of September 30, 2006, we owned 5,200,000 shares of GSSL stock with an original cost of $68,000.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2006, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of September 30, 2006 were ineffective due to such material weaknesses, we believe that the condensed consolidated financial statements contained in this report present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

Management has committed considerable resources to the design, implementation, documentation and testing of our internal controls. During 2006, significant efforts have been made to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting as of September 30, 2006. However, due to the nature of our deficiencies and changes in certain internal controls expected from the implementation of a worldwide financial and management information system that was substantially completed in the third quarter of 2006, remediation of all internal control deficiencies has not been completed. However, given the progress made thus far, together with management’s ongoing commitment to improve internal controls, we expect that most of our material weaknesses that existed as of December 31, 2005 will be successfully remediated as of December 31, 2006.

The actions taken by management to ensure successful remediation of our material weaknesses include the following :

•	Implemented more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements

•	Conducting periodic formal revenue recognition training sessions for key accounting and sales personnel

•	Directing internal resource attention, including internal audit efforts, to sales order processing and revenue accounting activities

•	Implemented a worldwide financial and management information system designed to process transactions more efficiently, to improve internal processes and controls and to provide management reporting necessary to support our long-term strategic plans

•	Installing a software tool to assist in designing and monitoring appropriate segregation of duties

•	Implementing a standard financial statement reporting package to be used by all foreign business units

•	Improving the documentation, communication, and periodic review of our accounting policies throughout our domestic and international locations for consistency with general accepted accounting principles

•	Implementing a formalized global accounting policy that addresses the appropriate procedures for significant, non-routine, unusual, or complex events or transactions

•	Improved the interim and annual review and reconciliation process for key balance sheet accounts, including tax accounts

•	Enhancing the training and education for our international finance and accounting personnel and new hires to the worldwide finance team

•	Increasing diligence regarding granting and monitoring user access to our network, databases, and applications

•	Automating certain key internal controls that are currently performed manually

•	Reinforcing our employees’ awareness of our code of conduct and ethics

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On August 10, 2006, we settled an action by a former senior vice president alleging both employment-related claims as well as claims for breach of his stock option agreement. The amount of the settlement was accrued for as of June 30, 2006.

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

Except as noted below, there have been no material changes to the risk factors set forth under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

The following two risk factors no longer apply:

1.	Recent accounting pronouncement requiring change in accounting for employee stock options could materially and adversely affect us.

The Company has adopted SFAS No. 123(R) effective January 1, 2006.

2.	Our common stock is not currently listed on any securities exchange.

As of September 5, 2006, the Company’s common stock became listed on the NASDAQ Global Select Market under the stock symbol “MSCS.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

1. Executive Bonus Plan Share Awards

On July 15, 2006, the Company issued stock for compensation earned and deferred in prior years as follows: John DiLullo, Vice President, 737 bonus shares for the 2004 bonus.

On September 30, 2006, the Company issued stock for compensation earned and deferred in prior years as follows: Ken Blakely, former Executive Vice President, 701 bonus shares for the 1998 bonus; 3,749 bonus shares for the 1999 bonus; 3,550 bonus shares for the 2000 bonus; 4,839 bonus shares for the 2001 bonus; 1,348 bonus shares for the 2002 bonus; 2,500 bonus shares for the 2003 bonus; and 1,737 bonus shares for the 2004 bonus.

2. Miscellaneous Permissible Exercises of Stock Option Grants to Former Employees

On July 12, 2006, the Company recognized the following stock option exercises: a former employee was permitted to exercise 500 stock options granted on January 14, 1998, 1,000 stock options granted on May 31, 2000, 250 stock options granted on October 16, 2002, and 900 stock options granted on August 6, 2003, all with an exercise date of July 12, 2006.

On August 11, 2006, the Company recognized the following stock option exercises: a former employee was permitted to exercise 1,000 stock options granted on October 16, 2002, and 3,000 stock options granted on August 6, 2003, both with an exercise date of August 11, 2006.

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

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On September 25, 2006, the Annual Meeting of Stockholders of the Company was held for the purpose of voting on:

(i)	The election of seven Directors to the Board of Directors to serve in their respective classes;

(ii)	The Company’s 2006 Performance Incentive Plan;

(iii)	Ratification of the appointment of Deloitte & Touche LLP as independent auditors for 2006.

(b)	The following matters were approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

(i)	Election of Directors

Nominee	For	Against or Withheld	Abstained	Broker Non-Votes
Donald Glickman (Class I)	39,955,332	842,194	N/A	N/A
William F. Grun (Class I)	39,929,532	867,994	N/A	N/A
George N. Riordan (Class I)	39,893,574	903,952	N/A	N/A
Mark A. Stevens (Class II)	39,995,860	801,666	N/A	N/A
William J. Weyand (Class II)	39,998,225	799,301	N/A	N/A
Masood A. Jabbar (Class III)	39,993,220	804,306	N/A	N/A
Ashfaq A. Munshi (Class III)	39,993,220	804,306	N/A	N/A

(ii) Approval of the Company's 2006 Performance Incentive Plan	29,184,140	2,000,381	729,232	8,883,773

(iii) Ratification of the appointment of Deloitte & Touche LLP as independent auditors for 2006.	40,100,888	684,714	11,924	N/A

Since there had not been a stockholder meeting since 2003, the terms of all of the Company's directors in each class expired at the 2006 Annual Meeting of Stockholders. At the 2006 Annual Meeting of Stockholders: directors elected to Class I have a term expiring in 2007, directors elected to Class II have a term expiring in 2008 and directors elected to Class III have a term expiring in 2009. Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies for the election of directors received were voted, unless authority was withheld, in favor of the seven nominees named.

Item 6.	Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

Date: November 9, 2006	By:	/s/ JOHN J. LASKEY
JOHN J. LASKEY - Chief Financial Officer
(Mr. Laskey is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number

3.1	Certificate of Amendment of Certificate of Incorporation of MSC.Software Corporation (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of MSC.Software Corporation, as amended through July 28, 2006, to decrease the exact number of directors from nine (9) to seven (7) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed August 3, 2006, and incorporated herein by reference).

4.1	Common Stock Purchase Warrant issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

4.2	The MacNeal-Schwendler Corporation Warrant Agreement, dated as of June 18, 1999, with The MacNeal-Schwendler Corporation acting in the capacity of Warrant Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.3	Rights Agreement, dated as of October 5, 1998, between The MacNeal-Schwendler Corporation and ChaseMellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.4	Amendment No. 1 to Rights Agreement, dated as of October 18, 2004, by and between MSC.Software Corporation and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.5	Indenture, dated as of August 18, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as part of MSC.Software Corporation’s Registration Statement on Form S-3(No. 33-83174), and incorporated herein by reference).

4.6	First Supplemental Indenture, dated September 22, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.2 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated December 14, 1994, between MSC.Software Corporation and Chemical Trust Company of California, as trustee (filed as Exhibit 4.3 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference).

4.8	The MacNeal-Schwendler Corporation Indenture, dated as of June 17, 1999, with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

4.9	Indenture, dated as of May 5, 2003, between MSC.Software Corporation and J.P. Morgan Trust Company, National Association as Trustee (filed as Exhibit 4.1 of MSC.Software Corporation’s Registration Statement on Form S-3 (No. 333-106603), and incorporated herein by reference).

10.1*	MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.1 to a Current Report on Form 8-K filed September 29, 2006, and incorporated herein by reference).

31.1**	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan.

**	Indicates filed herewith.