Form 10-Q/A
period 2006-09-30
MSC SOFTWARE CORP
filed 2006-12-11
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

PRELIMINARY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2006, is being filed solely to correct the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which are being filed as Exhibits 31.1 and 31.2. This amendment continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q/A

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

The information included in this Form 10-Q/A should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Other than the redemption of our Convertible Notes, our commitments and contractual obligations as of September 30, 2006 were not materially different than those reported in our previously filed 2006 quarterly reports on Form 10-Q/A.

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

CRITICAL ACCOUNTING POLICIES

MD&A discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates and judgments under different assumptions and conditions. Management believes the critical accounting policies and areas that require the most significant estimates, assumptions and judgments to be used in the preparation of the consolidated financial statements are revenue recognition on software and related services, allowance for doubtful accounts, valuation of goodwill, intangibles and long-lived assets, accounting for income taxes, and contingencies and litigation. Because of the uncertainty inherent in these matters, actual results could differ significantly from the estimates, assumptions and judgments we use in applying these critical accounting policies. These critical accounting policies, which are fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, have been consistently applied to the consolidated condensed financial statements included herein.

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

MSC.SOFTWARE CORPORATION
(Registrant)

Date: December 11, 2006	By:	/s/ JOHN J. LASKEY
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