Form 10-K
period 2006-12-31
MSC SOFTWARE CORP
filed 2007-03-01
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock

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

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of MSC.Software Corporation’s voting common stock held by non-affiliates was approximately $764,100,000 (based on the last closing price of such stock as reported on that date).

As of January 31, 2007, there were outstanding 43,993,141 shares of Common Stock of MSC.Software Corporation.

Documents Incorporated By Reference: Part I, Part II and Part III: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2007 are incorporated by reference in Part III.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-K

DECEMBER 31, 2006

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “ intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning on page 10 in this document. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

General

We are a leader in the development, marketing and support of enterprise simulation solutions, including simulation software and related services. For over 40 years, our solutions have allowed manufacturing and technology companies, as well as universities and research institutions around the world to accurately validate how their designs will behave in their intended environments without having to build and test multiple physical prototypes. Engineers use our simulation software to construct computer models of products, components, systems and assemblies and to simulate performance conditions and predict physical responses to certain variables, such as stress, motion and temperature. These capabilities allow our customers to optimize product designs, improve product quality and reliability, comply with regulatory and safety guidelines, reduce product development costs and shorten the timeline in bringing new products to market. We also provide a broad range of strategic consulting services to help our customers implement enterprise simulation solutions and improve the integration and performance of their product development process, which will lower the total cost of ownership of their technology investments. We serve customers in various industries, including aerospace, automotive, defense, heavy machinery, electronics, consumer products, biomedical, shipbuilding and rail. Advances in computer technology have made virtual product development solutions available for any and all companies that manufacture products.

Our goal is to provide our customers with leading edge enterprise simulation solutions that will integrate design and engineering processes to enable innovative product design and efficient product development. We seek to be an industry leader in each of the product categories in which we compete and to expand into new and emerging markets within the product lifecycle management (“PLM”) industry.

Industry

The PLM industry includes four significant segments: conception of the product, design of the product, manufacture of the product, and maintenance of the product. These product lifecycle segments utilize various digital technologies and software tools, often referred to as PLM tools, including mechanical computer-aided design (“CAD”), computer-aided engineering (“CAE”), computer-aided manufacturing (“CAM”), and product data management (“PDM”) and related services.

Enterprise simulation solutions enable engineers to prototype, simulate, test and iterate scenarios in a virtual environment. This enterprise simulation environment allows engineers to migrate to “design-analyze-confirm” processes, which creates a more flexible, efficient and cost-effective solution for product development. As a result, companies obtain a competitive advantage through innovation, manufacturing efficiency, speed to market, and lower development costs.

Enterprise simulation solutions, including our software and services, are used in conjunction with these PLM tools throughout the entire product lifecycle. Enterprise simulation solutions integrate multi-disciplinary CAE simulation software technologies with the enterprise during all phases of the product development process. As a result, designers, analysts, program managers and others on the product development team gain greater, more accurate, and more timely insight into product behavior, thus providing a strategic element in achieving business objectives. Before the development of enterprise simulation software, product design and simulation was often disjointed, unrepeatable, and error prone requiring intensive manual redesign prior to and during manufacturing. With a lack of multi-discipline simulation during product development, engineers were involved in “design-build-test-break” processes which limited the number of cycles such processes could be repeated due to time and cost limitations.

According to an industry report from Daratech, Inc. CAE software and services topped $2.4 billion in 2006, a year-over-year increase of 8%. Daratech, Inc. projects that CAE software and services spending is expected to grow 9% and reach nearly $2.7 billion in 2007, while spending on PLM software and services totaled nearly $11.4 billion in 2006, a year-over-year increase of 8%.

Our Competitive Strengths and Growth Strategy

We currently support four product categories of simulation technologies through a portfolio of simulation software products and solutions. We consider our portfolio of simulation software to be one of the broadest and most widely used within the CAE segment of the engineering software market. We believe our simulation software is the de-facto standard within the aerospace and automotive industries, capable of being utilized on various computer platforms ranging from large mainframes to basic laptops.

We believe our newly introduced SimEnterprise and multi-discipline (“MD”) products will transform the industry from offering point simulation tools to one providing enterprise integrated simulation solutions, thereby giving our customers a complete enterprise integrated suite of simulation software. Such transformation will enable designers, analysts, managers and the supply chain to integrate simulation throughout the design process in an open systems framework. With thousands of global accounts among diverse industries, including aerospace, automotive, machinery, electronics, equipment and consumer products, we believe we have a unique competitive advantage in leveraging new product releases and related professional services to existing and new customers and in penetrating new markets.

We intend to maintain this competitive advantage by providing superior technology and functional breadth of simulation solutions and collaborating with customers to deliver the next generation of enterprise simulation software and solutions. We will continue to evaluate our business model, including our product mix and positioning, marketing strategies and sales channels to maximize our market opportunities and to improve our operating results. We are committed to improving our cost structures and will continue to streamline our business operations as necessary to successfully compete in all our geographic locations.

Our goal for growth is to expand our leading position in the simulation software market by further penetrating our installed base, by adding new customers from the supply chains in our existing aerospace and automotive markets, and by expanding with new customers in new markets such as biomedical and consumer products.

Software Products

Our simulation software products consist of physics-based solvers, accessible through graphical user interfaces sometimes referred to as pre- and post-processors, which are enterprise enabled thus supporting the management of the simulation across the various enterprise users. The governing principle for our enterprise software is to provide an integrated suite of simulation software applications to enhance engineering productivity for product design teams at large global manufacturers as well as at small and medium manufacturers.

We market our enterprise simulation software products under four main product categories:

Engineering Products—This category includes software to model and simulate the performance characteristics of a wide variety of complex mechanical conditions. Within this category we include our core engineering simulation software, including MSC Nastran, Patran, Adams, Marc, Dytran, Easy5 and SOFY.

MD Solutions—This category, introduced in 2006, is designed for manufacturers who need to perform interoperable, multi-disciplinary analyses on ever-more complex products and assemblies. Within this category we include our MD Nastran, MD Patran, and MD Adams products.

Enterprise Solutions—This product category, also introduced in 2006, is an emerging approach to engineering analysis which integrates simulation to the enterprise while managing the simulation workflows and data to deliver repeatable, automated simulation processes early in the product design cycle. Key to this category is SimEnterprise, created to enhance the way engineering teams collaborate, access and work with standard simulation processes, and manage simulation data across the extended enterprise. Within this category we include our SimEnterprise solutions of SimXpert, SimManager Enterprise, and SimDesigner Enterprise.

Channel Products—This product category is designed to enable companies of any size to realize the many benefits of early, accurate design validation using computer simulation. Within this category we include our SimOffice product.

Engineering Products Category

MSC Nastran. MSC Nastran was derived from NASTRAN, an open-source computer program, originally developed for the NASA space program and owned by the United States Government. We have upgraded MSC Nastran over the past 40 years resulting in substantially greater capabilities and scope. MSC Nastran is a powerful, general purpose finite element analysis solution for small to complex assemblies. As a proven and standard tool in the field of structural analysis, MSC Nastran provides a wide range of modeling and analysis capabilities, including linear statics, displacement, strain, stress, vibration, heat transfer and more. MSC Nastran is the leading program for engineering analysis worldwide based on capability, functionality, international acceptance and number of installations, and is recognized as the de facto standard in high-end analysis within the automotive and aerospace industries.

Patran. Patran is a universal graphical user interface, which provides finite element modeling, analysis data integration, analysis simulation, and visualization capabilities. All of the functions of Patran may be integrated, automated and tailored to the user’s specific requirements using a powerful programming command language.

Adams. Adams is the market leading motion simulation software that simulates system-level motion and loads. Adams is used to perform dynamic simulations of systems and subsystems, such as suspensions and engines, and to evaluate attributes like vehicle handling, vibrational behavior and durability.

Marc. Marc simulates nonlinear physical behavior due to material contact conditions resulting in material failure under extreme stress. Marc is used in areas where materials, such as rubber, plastics or metal forming, undergo large deformations, and for many other applications.

Dytran. Dytran is complementary to Marc and uniquely combines fluid-structure interaction to facilitate the simulation of high-speed interactions including crash, projectiles, or drop-test analysis.

Easy5. Easy5 is a system-level, block-diagram-oriented simulation program that includes a large number of “application libraries” with pre-built, ready-to-use components targeted to a specific engineering discipline.

SOFY. SOFY is a finite element pre- and post-processor which enables engineers to build templates to automate and replicate standard engineering scenarios. Customers can build a standard set of templates to address test suites to validate the design performance.

MSC Actran. MSC Actran is used for determining the acoustics and vibro-acoustics performance of structural and mechanical systems.

MSC Fatigue. MSC Fatigue is used for durability analysis based on component stresses predicted by load histories by Adams and stress histories predicted by MSC Nastran.

MD Solutions Category

MD Nastran. MD Nastran is an extension of MSC Nastran that delivers enterprise simulation optimized for multi-discipline analysis which accelerates time-to-market by enabling customers to perform linear, implicit nonlinear and explicit nonlinear analysis, all within a scalable simulation platform based on a common data model. Furthermore, MD Nastran accounts for the interaction across discipline domains to accurately model real life scenarios.

MD Patran. MD Patran links design, analysis, and results evaluation in a single environment powered by MD Nastran. Through the seamless integration of CAD geometry, pre- and post-processing capabilities and the ability to perform sophisticated multi discipline simulation on virtual parts, assemblies and structures, MD Patran is a key part of the design process for companies that rely on fast time to market and excellence in product quality.

MD Adams. MD Adams extends the enterprise simulation multi-discipline solution to system-level motion and loads analysis. MD Adams allows customers to perform motion analysis and structures analysis seamlessly thus accelerating the end-to-end simulation process from structures to motion and back.

Enterprise Solutions Category

MSC SimXpert. SimXpert is an advanced multi-discipline workspace CAE environment that provides comprehensive depth and functionality to speed system level simulations and allow companies to build, share, and execute best practices for simulation standardization throughout the enterprise. SimXpert’s highly-integrated advanced workspaces include Structures, Motion, Thermal, and Crash that are all powered by MD solutions. Using SimXpert companies can gain productivity improvements through the use of expert templates, enterprise automation, a multi-discipline common data model, and native CAD interoperability.

MSC SimDesigner Enterprise. SimDesigner is a CAD-embedded simulation solution that allows design engineers to streamline the task of building and testing virtual prototypes by simulating stress, motion, and heat transfer within their preferred CAD environment. SimDesigner’s workbenches seamlessly embed our multi-discipline simulation solutions into the CAD environment. SimXpert templates can be executed by SimDesigner users in the native CAD interface, thus providing a significantly new level of ease of use and up-front simulation.

MSC SimManager Enterprise. SimManager is an enterprise environment that manages and automates simulation processes, manages all associated data and data history, and increases efficiency and innovation by delivering product performance knowledge integrated to the product development cycle. SimManager improves quality by ensuring best-practice simulation processes and full traceability of input parameters, and increases productivity by greatly reducing the number of manual tasks required. SimManager comes with an out-of-the-box integration with SimXpert and SimDesigner which enables the users to collaborate on simulation work practices.

Channel Product Category

MSC SimOffice. SimOffice, introduced in 2006, is a powerful, easy-to-use simulation application that enables engineers to verify designs in the Microsoft Windows desktop environment. SimOffice interfaces with the tools engineers already employ such as CAD systems, Microsoft Excel, and other productivity applications. As the world’s first Microsoft Vista-ready simulation software, SimOffice also provides built-in connectivity to Microsoft SharePoint and Groove for information management and real-time collaboration.

Professional Services

We offer professional services in the areas of enterprise simulation automation, engineering consulting, funded development, and training and onsite support services. Terms of the projects are set forth in the individual arrangements with each customer, including services to be provided, amounts to be charged, and other terms of the engagement. Consulting and training services are not included in software license fees, but are generally provided on a time and materials basis.

With enterprise simulation engagements, we work closely with our customers to enhance their simulation processes, enabling them to make better products in less time and for less cost. We use a three-step process to do this by assessing our customers’ current simulation processes, comparing them to industry best practices and indicating areas for improvement. As a result of these assessments we design new enhanced processes and implement them within the customer’s product development process.

With engineering consulting engagements, we provide engineering simulation to our existing software customers and to companies who do not use our software. These services are delivered to our current customers to provide simulation or design expertise that they may not have and to augment their capabilities if they have a personnel shortage. These services are also provided to companies who do not have any simulation or design professionals on staff but who need these capabilities provided via outsourcing. We have provided services to automotive, aerospace, biomedical, electronic packaging, petrochemical, nuclear and consumer product manufacturers and suppliers.

Our training and onsite support services help our customers get the most out of their MSC Software enterprise solution. We have developed educational tools designed to train users of our products as an extension of our software business. Training seminars are conducted in local languages on a frequent basis at our offices worldwide, and at client sites. We also provide personnel dedicated to onsite support for our software.

Research and Development

We dedicate significant resources to the development and enhancement of our simulation software products as well as to new product research and development. Our development activities have historically involved developing new products to address new simulation market opportunities, adding new capabilities to our suite of simulation software, or converting those programs for use on new computer platforms. These activities are intended to drive and maintain market leadership as well as to prevent technological obsolescence. In 2004, 2005 and 2006, our research and development expenditures totaled $42.1 million, $47.3 million and $43.2 million, respectively. In 2007, we expect to spend approximately $49 million in research and development.

Sales and Marketing

We market and sell our products and services in North America and Latin America (“the Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific through a dedicated sales force, as well as through third parties, including agents and value added resellers. In 2004, 2005 and 2006, our foreign operations generated approximately 66.6%, 70.4% and 70.8%, respectively, of our total revenue.

We also market our products by advertising in trade publications, participating in industry trade shows, conferences and exhibits, conducting training seminars and working with our strategic partners.

Historically, our software products were used primarily by the simulation experts supporting the design phase of product development. Accordingly, we targeted our marketing efforts on the product design engineers and analysts. With the addition of our MD and Enterprise solutions, we expanded our marketing efforts to target the senior management of engineering and IT departments. We now have a value proposition that drives the entire enterprise lifecycle of a product.

Pricing

In general, we provide two types of licensing alternatives for the use of our software products - an annual non-cancelable lease license and a perpetual (paid-up) license. We also offer MSC MasterKey, a token-based model, enabling customers to access our engineering products from a single, flexible license; and Enterprise Advantage, a license unit model enabling customers to access our MD and Enterprise solutions software from a scalable enterprise license. MasterKey tokens and Enterprise Advantage license units are offered on a paid-up basis. With both annual and paid-up software licenses, the license fee is set at a fixed rate and the customer is invoiced at the time of sale. Software licenses are generally sold with maintenance, which entitles the customer to receive unspecified upgrades, enhancements and support. Maintenance fees typically approximate 20% of software license fees, and maintenance agreements are generally for one year.

Pricing of products licensed in Europe through our European subsidiaries are generally denominated in Euros or other local currencies. Products licensed in Asia Pacific through our Asia Pacific subsidiaries are generally denominated in Japanese Yen or other local currencies.

Post Sales Support

Client service is an integral aspect of our marketing program. We maintain both on-line web support and toll-free phone numbers as a hot line service for our clients. We conduct formal training for clients, ranging from three-day introductory courses to intensive courses on specialized subjects for experienced users. Onsite courses for clients are provided for larger user organizations. We also host technology conferences in the United States, Europe, Asia Pacific, Australia and Latin America to gather data on client needs, new engineering applications, and new trends in computing technology.

Sales and Support Offices

We have sales and client support offices at our worldwide headquarters in Santa Ana, California, and in over 55 other locations throughout the Americas, EMEA and Asia Pacific. Our products are marketed, distributed and supported outside of North America through a network of foreign subsidiary offices, including a European subsidiary headquartered in Munich, Germany, and an Asia Pacific subsidiary headquartered in Tokyo, Japan. Product support and training are also available in many of our locations.

Customers

Our customer base consists of thousands of companies and is diversified across industry sectors and geographies. Our customers include industry leaders in automotive, aerospace, defense and heavy machinery. No single customer accounted for more than 10% of our revenue in 2004, 2005, or 2006.

We have long-standing relationships with many of our customers, and the average tenure of our top 10 customers is more than 20 years. Our major end-user customers, based upon 2006 revenue, include: Boeing, Airbus, BAE, Lockheed Martin, Nissan Motor (NML), Toyota, Northrop Grumman and Honda.

Backlog

We generally ship our software products within 30 days after acceptance of an order and execution of a software license agreement. Accordingly, we do not believe that our backlog of software arrangements at any particular point in time is indicative of future sales. Backlog for our consulting services is currently not material.

Intellectual Property Rights

We regard our software as proprietary and rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products. We distribute our software products under software license agreements that grant customers nonexclusive licenses for the use of our products, which are generally nontransferable. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a license offering other access to the software. Software and hardware security measures are also employed to prevent unauthorized use of our software, and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction and export of the software.

MSC, MSC/, Adams, Patran, Mvision, Dytran, Marc, Mentat and Easy5 are some of our registered trademarks. NASTRAN is a registered trademark of NASA. MSC Nastran is an enhanced proprietary version of NASTRAN. Many of our trademarks have also been registered in foreign countries.

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

Employees

As of December 31, 2006, we employed 1,234 persons, of whom 590 were involved in sales, marketing and field support, 396 in technical activities, and 248 in administration. None of our U.S. employees are represented by a labor union. Certain foreign jurisdictions have workers councils that typically represent workers on matters generally affecting terms of employment. We have never experienced any work stoppages and believe our relations with employees are good. Reliance upon employees in other countries may increase risks associated with government instability or regulation unfavorable to foreign-owned companies that could negatively impact our operations in the future.

Recruiting and retaining highly skilled employees, especially software developers and engineers, is highly competitive. We believe our growth and future success is dependent on our ability to attract, retain and motivate highly skilled employees.

In January 2007, we announced a cost reduction program, which included a 7% reduction of our workforce, to better align our operations and costs in support of the transition to MD, Enterprise and Channel products. We believe the cost reduction program will enhance our ability to compete aggressively in all markets and to improve operating profit.

Available information

We were re-incorporated in Delaware in 1994 and have been in business since 1963. Our executive offices are located at 2 MacArthur Place, Santa Ana, California, 92707, and the telephone number at that location is (714) 540-8900. Our web site is www.mscsoftware.com.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended are available free of charge under the Investor Relations menu on our website at www.mscsoftware.com. These reports are posted on our website the same day they are filed with the SEC. In addition, copies of our code of business conduct and ethics, and any waivers thereto, are on our website and available in print to any shareholder upon request to our Investor Relations department. The contents of our website are not part of this Form 10-K.

Executive Officers of MSC

Our executive officers are:

Name	Age	Position
William J. Weyand	62	Chairman of the Board and Chief Executive Officer

Glenn R. Wienkoop	60	President, Chief Operating Officer

John J. Laskey	57	Executive Vice President, Chief Financial Officer

John A. Mongelluzzo	48	Executive Vice President, Business Administration, Legal Affairs and Secretary

Mr. Weyand became Chairman of the Board and Chief Executive Officer effective February 10, 2005. From 1997 to 2001, Mr. Weyand served as the Chairman and Chief Executive Officer of Structural Dynamics Research Corporation (“SDRC”), a product lifecycle management software company which was acquired by Electronic Data Systems Corporation in 2001. From January to June 2003, he served as the Chief Executive Officer of Pavilion Technologies, an enterprise neural network software company for advanced process control. From late 2002 to the present, he continues to serve as a Director, and from June 2003 to the present, continues to serve as Vice Chairman of Pavilion Technologies. Mr. Weyand also serves as a Director for Riverstone Networks, Inc.

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

Mr. Laskey was hired in 2004 as our Senior Vice President and Chief Financial Officer. He was recently promoted to Executive Vice President. Prior to joining us, Mr. Laskey served as Vice President and Chief Financial Officer of Webplan, Inc., a provider of operational planning tools from April 2001 to March 2003. From October 1998 to February 2001, Mr. Laskey served as Vice President and Chief Financial Officer of Quest Software, Inc., a provider of application management software. Mr. Laskey also held financial management positions at Continuus Software Corporation, Starbase Corporation, File Net Corporation and MAI/Basic Four, Inc.

Mr. Mongelluzzo was hired in March 2005 as Senior Vice President, Business Administration, General Counsel and Secretary. He was recently promoted to Executive Vice President, and in addition to his other duties was given responsibility for Human Resources worldwide. Mr. Mongelluzzo’s current title is Executive Vice President, Business Administration, Legal Affairs and Secretary. Prior to joining us, Mr. Mongelluzzo served as of counsel for Vorys, Sater, Seymour and Pease LLP law firm from 2002 to 2005. From 1986 to 2001 Mr. Mongelluzzo was employed by SDRC where he served in many roles, most recently as Senior Vice President, General Counsel, and Secretary.

ITEM 1A.	RISK FACTORS

Downturns in the aerospace and automotive industries we serve would adversely affect our sales and operating results.

In 2006, sales to customers in the aerospace and automotive industries accounted for a majority of our revenue. Reductions in capital spending and cyclical trends affecting customers in these industries could adversely affect revenue from these customers and our results of operations. In addition, these types of customers tend to adhere to a technology choice for long periods, possibly an entire development cycle. As a result, a lost opportunity with a given customer may not again become a new opportunity for several years.

If we do not acquire other companies, we may not be able to increase our revenue at historical growth rates.

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

Since 1998, we have acquired several companies and businesses, most recently SOFY in 2004. We may continue to expand and diversify our operations with additional acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

•	integrating the operations, technologies, products and personnel;

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating our new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products; and

•	adverse effects on existing business relationships with customers.

If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. As a result of our acquisitions, goodwill accounted for approximately $151.7 million, or 33.0%, of our total assets, as of December 31, 2006. We may record additional goodwill related to future acquisitions. Under current generally accepted accounting principles, we do not amortize goodwill. We will, however, perform an impairment analysis on the carrying value of our goodwill at least annually. If the financial benefits of our acquisitions do not ultimately exceed the associated costs, we could be required to write down some or all of the unamortized goodwill. As a result, our results of operations would be adversely affected.

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

Our net income for the years ended December 31, 2004, 2005, and 2006 was $10.9 million, $11.8 million and $13.8 million, respectively, and we had an accumulated deficit of $97.0 million as of December 31, 2006. We cannot assure you that we will operate profitably, and if we cannot operate profitably, we may not be able to meet our debt service requirements or our working capital or other needs. Our inability to meet these needs could have a material adverse effect on our business, results of operations and financial condition.

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

On January 17, 2007, our Board of Directors approved the implementation of a cost reduction program that included a workforce reduction of 85 employees, or approximately 7%, and facility closings and consolidations. The cost reduction program was deemed necessary to better align the Company’s global operating costs with its new enterprise sales strategy in an effort to compete aggressively in all markets and to improve operating profit. The Company estimates that total costs related to the cost reduction program will be between $6.0 million and $8.0 million, which includes a charge for severance and termination benefits of between $5.0 million and $6.5 million and charges related to facility closings and consolidations of between $1.0 million and $1.5 million. The Company expects such charges will be incurred and recognized in the first and second quarters of 2007.

Our operating results are dependent in part on our ability to develop and introduce new and enhanced products and we may not be able to develop new and enhanced products to satisfy changes in demand.

Our operating results depend in part on our ability to develop and market new and enhanced products on a timely basis. Successful product development and marketing depends on numerous factors, including our ability to anticipate customer requirements, changes in technology, our ability to differentiate our products from those of our competitors, and market acceptance. We may not be able to develop and market new or enhanced products in a timely or cost-effective manner or to develop and introduce products that satisfy customer requirements. Our products also may not achieve market acceptance or correctly anticipate technological changes.

Our sales cycle is lengthy and complicated.

The development of a business relationship with a potential licensee can be a lengthy process, spanning twelve months or longer, especially for large enterprise transactions. The Company’s strategy is to increasingly allocate sales resources towards large enterprise transactions. The sales cycle can involve multiple divisions within a potential licensee’s organization and multiple layers of management, thus making our sales process relatively complicated and long. Additionally, negotiating the terms of a new license agreement can be a protracted process with no set timetable for completion. Due to the length and complicated nature of our sales cycle, predicting the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement is difficult.

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

Although we may not be successful in expanding into particular international markets, or generating revenue from foreign operations, we currently anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. Expansion into international markets requires management attention and resources. We may not be successful in expanding into particular international markets or in generating revenue from foreign operations. Accordingly, our future results could be harmed by a variety of factors related to our international operations, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	burdens on complying with a wide variety of foreign laws and regulations;

•	meeting import and export licensing requirements;

•	natural disasters or outbreaks of infectious diseases affecting the regions in which we or our licenses sell products;

•	tariffs, trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in foreign government regulations, tax laws and regulatory requirements;

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•	disproportionate management attention or company resources;

•	changes in diplomatic and trade relationships;

•	longer accounts receivable payment cycles; and

•	less effective protection of intellectual property.

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

•

open source software potentially increases customer support cost because (i) such software typically does not contain warranties as to functionality or is not accompanied by any support offerings from the provider of such open source software and (ii) licensees can modify the software and potentially introduce errors.

In addition, the operation of our software will be impaired if errors occur in third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not in our control. Accordingly, our business could be adversely affected in the event of any errors in our software. There can be no assurance that these third-parties will continue to make their software available to us on acceptable terms, will continue to invest the appropriate level of resources in their products and services to maintain and enhance the software capabilities, or will continue to remain in business.

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

We may be required to spend significant resources to monitor and police our intellectual property rights. Policing the unauthorized use of our products or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Regardless of the merits of any claim, intellectual property litigation is expensive and time-consuming and could divert our management’s attention from operating our business. Despite our efforts, we may not be successful in any litigation or other enforcement action we may bring and may not be able to detect infringement and, as a result, may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, among other things, and we cannot assure you that we will be successful in enforcement of, or defending ourselves against, intellectual property claims. Moreover, attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Unauthorized use by others of our proprietary rights could materially harm our business.

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

Certain provisions of our certificate of incorporation may delay, defer or prevent a change in control which could impact the price of our stock.

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

In addition to the above provisions, in 1998 we adopted a shareholder rights plan. This plan was amended as of October 18, 2004 and entitles each registered holder to purchase from us, under certain circumstances, one one-hundredth of a share of Junior Participating Preferred Stock at a price of $35.00, subject to adjustments. The rights are generally exercisable only if a person or group acquires 20.0% or more of our stock or announces a tender or exchange offer the completion of which would result in ownership by a person or group of 20.0% or more of our stock. In the event of a transaction commonly known as a “squeeze-out merger,” each holder of Junior Participating Preferred Stock may purchase either our common stock or the common stock of the merged entity at one-half of such stock’s market value. We may redeem the rights at a nominal value until ten days after the announcement of the acquisition of such a 20.0% interest and under certain other circumstances.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

All of our offices are leased under agreements expiring at various times over the next one to 10 years. Our corporate headquarters in Santa Ana, California includes 203,511 square feet under a lease expiring in 2013, of which approximately 92,000 square feet is sublet. We also lease approximately 374,000 square feet in 56 other offices throughout the world for sales, support, research and development, consulting and administrative personnel. All facilities are in good condition and are adequate to meet our requirements for the foreseeable future. See Note 12—Commitments and Contingencies in Notes to Consolidated Financial Statements for additional information regarding our lease obligations.

In January 2007, as part of a company-wide restructuring plan, we announced our commitment to close or consolidate certain facilities that may eliminate up to 85,000 square feet of leased space from our operations.

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

On November 16, 2006, the SEC notified us that it has terminated its investigation that has been underway since April 2005 in connection with matters related to the restatement of financial statements for periods subsequent to December 31, 2001. No enforcement action was recommended as a result of this investigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

On September 5, 2006, the Company’s common stock began trading on NASDAQ under the symbol “MSCS”. From March 11, 2005 through September 4, 2006, our stock was traded on the Pink Sheets electronic quotation system under the ticker symbol “MNSC” after the New York Stock Exchange (the “NYSE”) informed us that, because of the ongoing delay in the filing of our 2003 Annual Report on Form 10-K with the SEC, the NYSE would suspend trading in our stock on the NYSE before the opening of the market on March 11, 2005. Prior to that, our common stock was listed for trading on the NYSE under the symbol “MNS”. The following table sets forth the high, low and closing prices, as reported on the respective trading systems, for the periods shown:

	Sales Prices
	High	Low	Close
Calendar Year 2006:
Fourth Quarter	$16.54	$12.00	$15.23
Third Quarter	$18.35	$14.25	$15.40
Second Quarter	$21.50	$16.75	$17.90
First Quarter	$20.50	$16.65	$19.95
Calendar Year 2005:
Fourth Quarter	$17.05	$16.90	$17.00
Third Quarter	$15.72	$15.40	$15.72
Second Quarter	$13.78	$13.68	$13.75
First Quarter	$11.15	$11.00	$11.13

As of December 31, 2006, there were 207 record holders of our common stock. Because many of our shares are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

We eliminated our dividend in September 1996 and do not anticipate paying a dividend in the foreseeable future.

We maintain the MSC.Software Profit Sharing Plan which includes a 401(k) feature that allows participants to make contributions to the plan from their compensation on a before-tax basis. A participant’s contributions to the plan are credited to an account maintained in his or her name under the plan. Through March 2005, a participant was permitted to invest his or her Profit Sharing Plan account in the MSC Stock Fund, an investment alternative under the plan that was invested principally in our common stock. Shares held in the MSC Stock Fund under the Profit Sharing Plan were purchased by the plan trustee on the open market using contributions invested in that fund. This practice was suspended in March 2005 after our common stock was delisted from the NYSE. As of December 31, 2005 and 2006, the number of shares of our common stock held in the MSC Stock Fund totaled 94,638 and 81,729, respectively.

Common Stock Repurchase Program

On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock. Share repurchases will be made from time to time in the open market, based on stock availability and price. It is anticipated that the repurchases will be made during the next twelve months, although no assurance can be given as to when they will be made or the total number that will be repurchased. The stock repurchase program has no stated expiration date. Through December 31, 2006, the Company purchased an aggregate of 183,400 shares for $2,581,000. Payments made for repurchased stock are recorded in treasury stock in the accompanying consolidated balance sheet.

The table below sets forth information regarding repurchases of MSC’s common stock by the Company during the quarter ended December 31, 2006.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs	Maximum Number Of Shares Purchasable Under The Program As Of End Of Period
Month #1
October 18, 2006 (a)	3,486	$13.50	—	1,250,000
Month #2
November 13, 2006 through November 30, 2006	125,900	$13.45	125,900	1,124,100
Month #3
December 1, 2006 through December 31, 2006	57,500	$15.43	57,500	1,066,600

Total	186,886	$14.06	183,400	1,066,600

(a)	These repurchased shares represent the number of shares withheld upon vesting of restricted stock units to satisfy income tax withholding payments made by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K. The financial data as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006 is derived from the audited consolidated financial statements that are included in this report. The selected financial data as of December 31, 2002, 2003 and 2004 and for the years ended December 31, 2002 and 2003 is derived from audited consolidated financial statements that are not included in this report. Amounts in thousands, except per share data.

	As Of and For the Years Ended December 31,
	2002	2003	2004	2005	2006
Statement Of Operations Data:
Revenue	$229,133	$244,551	$267,285	$295,637	$259,686
Operating Income (Loss)	$(29,278)	$11,697	$15,898	$29,231	$4,701
Other Expense (Income), net	$7,680	$10,332	$872	$3,513	$(1,709)
Income (Loss) From Continuing Operations	$(38,487)	$(3,790)	$9,572	$11,901	$13,341
Income (Loss) From Discontinued Operations	$2,069	$(25,974)	$1,307	$(83)	$461
Cumulative Effect of Change in Accounting Principle	$(38,800)	$—	$—	$—	$—

Net Income (Loss)	$(75,218)	$(29,764)	$10,879	$11,818	$13,802

Basic Earnings (Loss) Per Share From Continuing Operations	$(1.32)	$(0.13)	$0.31	$0.39	$0.35
Diluted Earnings (Loss) Per Share From Continuing Operations	$(1.32)	$(0.13)	$0.27	$0.30	$0.31
Basic Earnings (Loss) Per Share From Discontinued Operations	$0.07	$(0.87)	$0.04	$—	$0.01
Diluted Earnings (Loss) Per Share From Discontinued Operations	$0.07	$(0.87)	$0.03	$—	$0.01
Basic and Diluted Loss Per Share From Cumulative Effect of Change in Accounting Principle	$(1.33)	$—	$—	$—	$—
Basic Earnings (Loss) Per Share	$(2.57)	$(1.00)	$0.36	$0.38	$0.36
Diluted Earnings (Loss) Per Share	$(2.57)	$(1.00)	$0.30	$0.30	$0.32

Balance Sheet Data:
Cash and Cash Equivalents	$28,599	$40,013	$35,772	$99,478	$111,878
Total Assets	$488,228	$455,898	$465,057	$475,588	$458,838
Total Deferred Revenue	$114,004	$120,158	$116,238	$94,625	$78,189
Total Long-Term Debt, including Capital Lease Obligations	$57,969	$107,576	$108,541	$108,559	$8,425
Total Shareholders’ Equity	$178,957	$148,073	$165,015	$181,688	$310,908

Other Data:
Working Capital (Deficiency)	$(24,626)	$(2,782)	$20,710	$61,879	$98,360
Net Cash Provided By (Used In) Operating Activities	$22,735	$23,878	$31,922	$40,135	$(4,458)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We manage our business under two operating segments—software and services. Our revenue is derived through our direct sales force, a network of value-added resellers and other sales agents. Revenue generated by our software segment consists of licensing fees that are earned through time-based lease arrangements and paid-up (perpetual) license arrangements, whereby the customer purchases a license for the use of our software. Both lease and paid-up arrangements are typically sold with maintenance for a period of time. Revenue generated by our services segment consists of maintenance and services revenue. Maintenance revenue includes unspecified software upgrades, enhancements and technical post-contract support (together known as “E&S”). Services revenue includes consulting and training services, including services provided in connection with software installation.

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

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	2004	2005	% Change	2006	% Change
Average Exchange Rate to $1 US
EMEA—Euro	0.8051	0.8032	(0.2)%	0.7973	(0.7)%
Asia Pacific—Japanese Yen	108.1637	110.096	1.8%	116.3520	5.7%

Business Environment

Significant portions of our current and past revenue sources are attributable to our long-term relationships with major OEM’s and their key suppliers, who have embedded our software solutions within their collaborative design and manufacturing processes. Such embedding of our software provides new and recurring revenue opportunities with respect to the development and marketing of new products, renewal of maintenance contracts, and consulting services. Our customers typically fund purchases of our software and services largely out of their manufacturing and capital budgets and, to a lesser extent, their research and development (“R&D”) budgets. As a result, our customers’ business outlook and willingness to invest in new product development significantly affect the growth of our business.

Our customers, many of which have global operations, continue to reevaluate their business models to obtain competitive advantages through product innovation, manufacturing efficiency, speed to market and lower cost. This focus has often resulted in massive shifts of production and manufacturing capabilities to lower cost regions of the world, including developing countries. We believe this migration has helped our current and prospective customers to compete globally and will increase demand for their products in new markets. This phenomenon in turn creates both opportunities and challenges in the regions we operate. As our current customers expand or contract their operations and supporting supply chains, we are directly affected. In addition, the growth in developing countries within the regions we operate, namely Central and Eastern Europe, China, India and Korea, have allowed some companies who traditionally provided contracted services to expand into product development. This also will create new opportunities within new markets for us to pursue.

During times of economic uncertainty, companies will place greater emphasis on creating the most cost effective and competitive business model, including expense reductions within their capital and R&D budgets. Some customers may reduce their PLM expenditures by decreasing their level of software purchases, use older generations of products or not renew maintenance services. In addition, customers will bargain more intensely on pricing and payment terms, which will affect PLM related revenues industry-wide. Lastly, some customers may consolidate their PLM purchases with fewer suppliers in order to lower their overall cost of ownership while at the same time meeting new technology challenges. This will increase competition among PLM vendors.

Recognizing that companies will continue to justify their PLM spending and will work to aggressively contain costs, we are dedicated in improving our customers’ product development and manufacturing capabilities by providing more fully integrated simulation software within an enterprise solutions environment and offering customers a wide range of software products and solutions. Over the long term, we believe PLM spending growth will continue to depend on growth in product development and engineering spending and on continued growth in key markets and industries we serve.

According to Daratech, Inc., approximately 21% of PLM investments came from CAE in 2006 and over the next four years, CAE is expected to match the overall PLM growth rate, which is expected to rise to 10% annual growth in 2010 with a total market exceeding $16 billion. However, we cannot currently predict whether this outlook will contribute to higher simulation software spending.

Product Development and Revenue Growth

Our goal for growing market share and profitability is to expand our leading position in the simulation software market by further penetrating our installed base, by adding new customers from the supply chains in our existing aerospace, automotive and heavy manufacturing markets, and by targeting new markets such as biomedical and consumer products.

During 2006, we announced or introduced a number of new enterprise simulation solutions, including:

•

MD Solutions—Designed for manufacturers who need to perform interoperable, multi-disciplinary analyses on ever-more complex products and assemblies. Within this category we include our MD Nastran, MD Patran, and MD Adams products.

•

Enterprise Solutions—An emerging approach to engineering analysis which integrates simulation to the enterprise and while managing the simulation workflows and data to deliver repeatable, automated simulation processes early in the product design cycle. Within this category we include our SimEnterprise solutions of SimXpert, SimManager Enterprise, and SimDesigner Enterprise.

•

Channel Products—Designed to enable companies of any size to reap the many benefits of early, accurate design validation using computer simulation. Within this category we include our SimOffice product.

To support our long-term strategy in providing leading edge enterprise simulation solutions, during 2006 we discontinued or terminated development, support and/or marketing of numerous non-strategic products and consulting services. In addition, we entered into a worldwide strategic alliance with IBM that will embed and optimize IBM technology as part of our SimManager Enterprise solution to deliver high performance, enterprise scalability, storage flexibility and robust reliability and availability in an on demand world. This technology will also permit our customers to take advantage of deploying an on demand enterprise built from reusable components that will help lower development costs and improve time to market.

We believe our strategy in providing our customers enterprise simulation solutions, including our enterprise simulation development platform – SimEnterprise, and its related component solutions— SimXpert, SimManager Enterprise and SimDesigner Enterprise, together with our MD software that delivers highly enhanced multi-disciplinary capabilities, will differentiate us from our competition.

In addition to our new product strategy implemented in 2006, our management also focused on (i) improving global sales execution; (ii) strengthening our relationships with our most significant customers; (iii) accelerating time-to-market for new products through increasing the productivity of our research and development organization; (iv) selling more enterprise-wide transactions; (v) reducing our overhead and infrastructure costs; and (vi) improving our financial and management information systems and related processes.

We will continue to evaluate our business model, including our product mix and positioning, marketing strategies and sales channels to maximize our market opportunities and to improve our operating results. We are committed to improving our cost structures and will continue to invest in or streamline our business operations as necessary to best serve the marketplace and to successfully compete in all our geographic locations. On January 17, 2007, our Board of Directors approved the implementation of a cost reduction program that included a 7% reduction of our workforce and additional facility closings and consolidations. We believe the cost reduction program will better align operating costs with our new enterprise sales strategy while allowing us to compete aggressively in all our markets and to improve operating profit. The Company estimates that total costs related to the cost reduction program will be between $6.0 million and $8.0 million, which includes a charge for severance and termination benefits of between $5.0 million and $6.5 million and charges related to facility closings and consolidations of between $1.0 million and $1.5 million. The Company expects such charges will be incurred and recognized in the first and second quarters of 2007.

Discontinued Operations

In the fourth quarter of 2005, we approved a plan to sell our wholly-owned Japanese service subsidiary, ESTECH Corporation (“ESTECH”). ESTECH was acquired in 2002 as part of the MDI acquisition and provides expert technical services, primarily in structural dynamics, motion, vibration and acoustics to customers primarily in the automotive and precision electronics industries. Accordingly, all current and prior financial information related to ESTECH has been presented as discontinued operations in the accompanying consolidated financial statements.

Included as part of the accounting for discontinued operations of ESTECH is a loss on disposal of $1.1 million representing the accrued loss on the sale that was consummated in March 2006.

2006 Highlights

During 2006, we began aggressive marketing of our SimEnterprise solutions - SimDesigner, SimManager and SimXpert – as part of our enterprise simulation solutions strategy. Our multi-disciplinary software products – MD Nastran, MD Patran and MD Adams – were also introduced to our customers as a valued-added alternative to certain of our legacy engineering products. The transition from selling software tools to selling enterprise simulation solutions required extensive recruiting and training of sales personnel throughout our regions, as well as comprehensive presentations to key customers to demonstrate the capabilities of these new solutions to manage their product design and engineering processes and simulation data more efficiently. The transition also required our major customers to re-evaluate their product engineering needs and to revise, review and approve higher funding requirements. As a result, our experience to date shows that selling enterprise solutions generally lengthens the sales cycles, leading to delays in purchasing our products.

Our reported software revenue for 2006, particularly during the last six months of 2006, highlights the challenges we faced and continue to face during this transition. Billings for our engineering products and our MasterKey token-based program were lower in 2006, partially offset by billings for our new MD software and enterprise solutions introduced in 2006. We believe the transition from selling software tools to selling enterprise simulation solutions will accelerate in 2007 as market acceptance grows, ultimately leading to higher average orders and increased software revenue, while providing our customers a significant return on their investment.

Total reported revenue for 2006 was $259.7 million, a decrease of 12.2% compared to $295.6 million for 2005. The 2005 period included non-recurring revenue totaling $7.7 million related to our North American PLM business, which was sold in March 2006. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the non-recurring PLM revenue, our total revenue in 2006 decreased 8.5% to $263.6 million. Deferred revenue at December 31, 2006 was $78.2 million compared to $94.6 million at December 31, 2005.

Our operating expenses increased 0.6% to $196.9 million compared to $195.8 million for 2005. Included in the 2006 period was a $4.6 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $6.0 million of consulting expenses related to the implementation of a worldwide financial and management system, $5.3 million of additional stock based compensation recognized upon adoption of FAS 123(R) effective January 1, 2006 and $0.7 million to settle previously disclosed claims. The 2005 period included $25.0 million of special investigation, severance, facility and department closures and consolidations and other non-recurring expenses, including $5.7 million of expenses related to North American PLM business. Our operating margin during the 2006 period was 1.8% compared to 9.9% during the 2005 period.

Net cash used in operations during 2006 was $4.5 million, a decrease of $44.6 million compared to cash provided by operations of $40.1 million during 2005. Our cash, cash equivalents and investments increased 12.2% to $126.0 million at December 31, 2006 compared to $112.3 million at December 31, 2005.

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

Customers may also enter into arrangements for consulting and training services that are either on a time and materials basis or for a fixed fee. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service. Consulting and training revenue are typically recognized as earned. Consulting revenue is generated primarily from implementation services related to the installation of our products and other VPD solutions. These arrangements are generally not essential to the functionality of the software and are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our products are fully functional upon delivery of the product and implementation does not require significant modification or alteration. Our consulting revenue under fixed fee arrangements is generally recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts,” which approximates the proportional performance method. When percentage-of-completion accounting is not possible due to our inability to accurately calculate percentage-of-completion, we recognize revenue using the completed-contract method.

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

Contingencies and Litigation

We may, from time to time, be subject to various proceedings, lawsuits and claims relating to products and services, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. If the potential loss is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. If the potential loss is considered less than probable or the amount cannot be reasonably estimated, disclosure of the matter is considered. The amount of loss accrual or disclosure, if any, is determined after analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. Due to uncertainties related to these matters, accruals or disclosures are based on the best information available at the time. Significant judgment is required in both the assessment of likelihood and in the determination of a range of potential losses. Revisions in the estimates of the potential liabilities could have a material impact on or consolidated financial position or consolidated results of operations.

Recently Adopted Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We completed our evaluation of uncorrected differences pursuant to SAB 108, and concluded that no cumulative effect transition adjustment was necessary.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to: 1) recognize the funded status of a benefit plan; 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers Accounting for Pensions”, or No 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year ended statement of financial position; and 4) disclose in the notes to financial statement additional information about certain effects on the net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 will require an employer to initially recognize the funded status and provide the required disclosure as of the end of fiscal year ending after December 15, 2006. Accordingly, we adopted SFAS No. 158 for the year ended December 31, 2006, the effects of which are disclosed in Note 9 to Consolidated Financial Statements.

In February 2006, the FASB issued FASB Staff Position (“FSP”) No. SFAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP SFAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS No. 123(R). We were required to apply the guidance in FSP SFAS 123(R)-4 in the quarterly period ended March 31, 2006. Such adoption of FSP SFAS 123(R)-4 did not impact our consolidated financial statements included in this report.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Opinion 25, and amends SFAS No. 95, “Statement of Cash Flows.” Under SFAS No. 123(R), compensation cost for all stock-based awards, including grants of employee stock options, restricted stock and other equity awards, are measured at fair value at date of grant and recognized as compensation expense on a straight line basis over the service period that the awards are expected to vest. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, which recognized compensation expense for all share-based payments granted after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. Accordingly, prior period amounts have not been restated. See Note 1 to Consolidated Financial Statements.

In November 2005, the FASB issued FSP No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which allows an entity up to one year from the later of its initial adoption of FAS 123(R) or the effective date of FSP SFAS 123(R)-3 to evaluate its available transition alternatives in calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123 for recognition purposes (the “APIC pool”) and to make its one-time election. We elected to apply the alternative transition method under SFAS 123(R)-3 to calculate the tax effects of stock-based compensation under SFAS 123(R) as of December 31, 2005. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards outstanding at the adoption of SFAS 123(R). We computed an APIC Pool of $0 at adoption of SFAS 123(R).

Recently Issued Accounting Standards

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods, and the transition of the accounting method upon the adoption of FIN 48. It also requires footnote and tabular disclosures about unrecognized tax benefits. FIN 48 is effective for years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007 and record the cumulative effect of adopting FIN 48 in retained earnings and other accounts, as applicable, as of January 1, 2007. Certain tax account classifications on our balance sheet may change to account for the differences in taxes payable and deferred tax assets calculated under FIN 48. The Company is currently evaluating what effect the adoption of FIN 48 will have on the Company’s consolidated financial statements.

Results of Operations

The following table sets forth items included in the consolidated statements of operations data (amounts in thousands).

	2004	% of Revenue	2005	% of Revenue	2006	% of Revenue
Revenue:
Software	$127,536	47.7%	$144,034	48.7%	$111,231	42.8%
Maintenance and Services	139,749	52.3%	151,603	51.3%	148,455	57.2%

Total Revenue	267,285	100.0%	295,637	100.0%	259,686	100.0%

Cost of revenue:
Software	16,654	6.2%	16,701	5.6%	12,937	5.0%
Maintenance and Services	55,665	20.8%	53,943	18.2%	45,162	17.4%

Total Cost of Revenue	72,319	27.1%	70,644	23.9%	58,099	22.4%

Gross profit	194,966	72.9%	224,993	76.1%	201,587	77.6%

Operating Expenses:
Research and Development	42,115	15.8%	47,256	16.0%	43,249	16.7%
Selling, General and Administrative	135,428	50.7%	147,756	50.0%	152,746	58.8%
Amortization of Intangibles	799	0.3%	750	0.3%	750	0.3%
Impairment Charges	726	0.3%	—	0.0%	141	0.1%

Total Operating Expenses	179,068	67.0%	195,762	66.2%	196,886	75.8%

Operating Income	15,898	5.9%	29,231	9.9%	4,701	1.8%

Other (Income) Expense:
Interest Expense	4,576	1.7%	4,415	1.5%	3,583	1.4%
Other Income, net	(3,704)	-1.4%	(902)	-0.3%	(5,292)	-2.0%

Total Other (Income) Expense, net	872	0.3%	3,513	1.2%	(1,709)	-0.7%

Income From Continuing Operations Before Provision (Benefit) for Income Taxes	15,026	5.6%	25,718	8.7%	6,410	2.5%
Provision (Benefit) for Income Taxes	5,454	2.0%	13,817	4.7%	(6,931)	-2.7%

Income From Continuing Operations	9,572	3.6%	11,901	4.0%	13,341	5.1%
Total Income (Loss) From Discontinued Operations	1,307	0.5%	(83)	0.0%	461	0.2%

Net income	$10,879	4.1%	$11,818	4.0%	$13,802	5.3%

Revenue by Geography by Type

The following table sets forth for the periods indicated, revenue in each of the three geographic regions in which we operate (amounts in thousands):

	2004	2005	% Change	2006	% Change
Total Revenue:
Americas
Software	$35,302	$33,837	-4.1%	$25,748	-23.9%
Maintenance and Services	54,065	53,778	-0.5%	49,999	-7.0%

	89,367	87,615	-2.0%	75,747	-13.5%

EMEA
Software	46,567	64,079	37.6%	48,520	-24.3%
Maintenance and Services	49,394	50,633	2.5%	54,927	8.5%

	95,961	114,712	19.5%	103,447	-9.8%

Asia Pacific
Software	45,667	46,118	1.0%	36,963	-19.9%
Maintenance and Services	36,290	47,192	30.0%	43,529	-7.8%

	81,957	93,310	13.9%	80,492	-13.7%

Total revenue	$267,285	$295,637	10.6%	$259,686	-12.2%

% Revenue by Geography:
Americas	33.4%	29.6%		29.2%
EMEA	35.9%	38.8%		39.8%
Asia Pacific	30.7%	31.6%		31.0%

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and consulting and training services. We recognize revenue from software licenses, maintenance and services agreements at varying times. In general, we recognize revenue on a paid up software license in the month in which the license is shipped and on a time-based software license monthly over the license term. Maintenance revenue, generated either as an element of a software license or by a separate renewal agreement, is recognized ratably over the maintenance period (normally one year). Consulting and training agreements generally generate revenue upon completion and customer acceptance of contractually agreed milestones or upon providing the service. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies.

Our revenue in any reporting period is equal to the sum of our software license, maintenance and services revenue for the period. Software revenue includes revenue derived from paid up transactions recorded and shipped during the quarter and from lease arrangements received and delivered in prior quarters. Maintenance revenue in any quarter is derived from paid up and renewal agreements received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. Consulting and training revenue is derived from orders received in prior quarters, since we recognize revenue from those services when they are delivered and accepted, not when they are booked. Revenue not recognized in a given reporting period is deferred accordingly.

Due to the cyclical nature of new product releases and spending by larger global accounts, our revenue is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or reseller represented more than 10% of total revenue during the periods presented.

Total Revenue

Total revenue decreased 12.2% in 2006 to $259.7 million compared to $295.6 million in 2005 primarily as a result of lower software and services revenue recognized in all our regions. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for non-recurring PLM revenue totaling $7.7 million, our total revenue decreased 8.5% to $263.6 million.

Total revenue increased 10.6% in 2005 compared to 2004. The growth in revenue in 2005 was due to increases in both software and maintenance and services revenue offset by unfavorable changes in foreign currency exchange rates.

The change in foreign currency exchange rates unfavorably affected total revenue in 2005 by approximately $2.4 million due to the strengthening of the U.S. Dollar relative to the Japanese Yen and favorably affected total revenue in 2004 by approximately $13.8 million due to the increase in strength of the Euro and Japanese Yen against the U.S. dollar.

Software Revenue. Software revenue in 2006 decreased 22.8% to $111.2 million compared to $144.0 million in 2005. The decrease was associated with lower software revenue in each of the regions. Such decreases were generally the result of our transition to selling enterprise solutions that specifically caused delays in purchasing decisions by our major customers. We believe that selling higher valued enterprise solutions generally lengthen the overall sales cycles. In addition, software revenue in the Americas decreased due to the sale of our PLM assets in March 2006. As a percent of total revenue, software revenue was 42.8% in 2006 compared to 48.7% in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for the PLM software revenue totaling $4.5 million, software revenue decreased 19.0% to $113.1 million.

Software revenue increased 12.9% to $144.0 million in 2005 compared to $127.5 million in 2004 due to increased penetration within the aerospace and automotive industries in EMEA. As a percent of total revenue, software revenue was 48.7% in 2005 and 47.7% in 2004. In constant dollar terms software revenue increased 14.3% in 2005 to $145.7 million.

Maintenance and Services Revenue. Maintenance and services revenue in 2006 decreased 2.0% to $148.5 million compared to $151.6 million in 2005. Maintenance revenue increased 7.1% to $115.1 million primarily due to the incremental growth in our installed customer base and high renewal rates. Services revenue decreased 24.4% to $33.4 million due to the nature, size and timing of consulting and training arrangements provided to our larger global accounts and the loss of services revenue attributable to our North American PLM business. In addition, we have restructured our consulting business by discontinuing certain low value services. As a percent of total revenue, maintenance revenue was 44.3% and services revenue was 12.8% in 2006 compared to 36.4% and 14.9%, respectively, in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting 2005 for the PLM services revenue totaling $3.2 million, maintenance and services revenue increased 1.4% to $150.6 million.

Maintenance and services revenue increased 8.5% to $151.6 million in 2005 compared to 2004. Maintenance revenue increased 15.2% to $107.5 million in 2005 primarily due to year-over-year growth of our installed customer base in all our regions. Services revenue decreased 5.0% to $44.1 million primarily due to the nature and timing of consulting services provided to our larger customers, particularly in the Americas and EMEA. As a percent of total revenue, maintenance and services revenue was 52.0% in 2005 and 52.3% in 2004. In constant dollar terms, maintenance and services revenue increased 10.6% in 2005 to $154.5 million.

Revenue by Geography

Americas – Total revenue in the Americas in 2006 was $75.7 million, a decrease of 13.5% compared to $87.6 million in 2005. After adjusting 2005 for non-recurring software and services revenue totaling $7.7 million attributable to our North American PLM business, total revenue in the Americas decreased 5.3%. Our non-PLM software revenue decreased 12.4% to $25.7 million as a result of delays in orders resulting from the transition to selling our MD and enterprise solutions, which impacted sales to major customers in our key industries. Maintenance revenue increased 11.7% to $38.0 million due to a growing installed customer base with high renewal rates. Our non-PLM services revenue decreased 27.7% to $12.0 million due to a decrease in training and consulting arrangements, particularly larger global accounts in the aerospace and automotive sectors, due to the completion of projects and discontinuance of services offered.

In 2005 software revenue decreased 4.1% compared to 2004 due to reduced corporate technology spending and the reorganization of the Americas’ sales organization in the latter half of 2005. Maintenance and services revenue remained virtually unchanged due to increased maintenance revenue resulting from growth of their installed customer base offset by lower revenues from consulting services provided to major customers in the aerospace and automotive industries.

EMEA - Total revenue in EMEA in 2006 was $103.4 million, a decrease of 9.8% compared to $114.7 million for the same period in 2005. The decrease was attributable to a 24.3% decrease in software revenue caused primarily by nonrecurring conversions of leasing arrangements to paid up in 2005 and the transition to selling enterprise solutions to our major customers, partially offset by a 10.8% increase in maintenance revenue resulting from renewals and a growing installed base and a 2.0% increase in services revenue. Excluding the effects of changes in the EURO during the 2006 period, total revenue in EMEA in 2006 was $102.5 million, a decrease of 10.6% compared to 2005.

In 2005 software revenue increased 37.6% compared to 2004 primarily due to further penetration of key customers within the aerospace and automotive industries. In constant dollar terms software revenue increased 39.4% compared to 2004. Maintenance and services revenue increased primarily due to increased maintenance revenue due to growth of their installed customer bases partially offset by lower consulting services revenue caused by changes in the nature and timing of completing such services. In constant dollars terms maintenance and services revenue increased 2.3% compared to 2004.

Asia Pacific - Total revenue in Asia Pacific in 2006 was $80.5 million, a decrease of 13.7% compared to $93.3 million in 2005. Software revenue decreased 19.9% to $37.0 million caused primarily by the transition to selling enterprise solutions to our major Japanese customers, partially offset by revenue growth in countries outside Japan. Maintenance revenue was $35.6 million, virtually unchanged compared to $36.1 million in 2005. Services revenue decreased 29.2% to $7.9 million due to the timing of the completion of consulting projects. Excluding the effects of changes in the YEN during the 2006 period, total revenue in Asia Pacific in 2006 was $85.4 million, a decrease of 8.5% compared to 2005.

In 2005 software revenue increased 1% compared to 2004 that was attributable to higher sales to automotive customers. In constant dollar terms software revenue increased 2.9% compared to 2004. Maintenance and services revenue increased 30.0% primarily due to increased maintenance revenue resulting from growth of their installed customer bases. In constant dollars terms maintenance and services revenue increased 32.2% compared to 2004.

Costs and Expenses

A significant amount of our costs and expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. During the last several years, we have reevaluated our software and services businesses and have scaled these operations in response to economic and market conditions. We have taken actions to reduce operating expenses and to improve operating margins, including the decision to sell our ESTECH subsidiary in 2005 and to sell certain assets related to our PLM business in 2006, as well as initiating separate restructuring plans in 2002 and 2003. During the second half of 2005 we began to expand our software development activities in India through services provided by GSSL as a cost effective solution to maintaining our leadership in simulation software. In addition, during 2006 we have identified and/or began several cost reduction initiatives, including outsourcing our production, manufacturing and distribution capabilities, renegotiating third party royalty arrangements and IT software licensing and maintenance agreements, and transitioning to electronic delivery of our software.

We allocate facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

Cost of Revenue

Cost of Software Revenue. Cost of software revenue consists primarily of royalties payable to third parties for technology embedded in or licensed with our software products, amortization of developed technology and the cost of product packaging and documentation materials. In 2006, cost of software revenue decreased 22.8% to $12.9 million compared to $16.7 million in 2005. The decrease was attributable primarily to the sale of the PLM business, lower royalty expenses resulting from renegotiated agreements and changes in product mix, including termination of products previously subject to royalties, and lower packaging and shipping costs. As a percent of software revenue, cost of software revenue was 11.6% in 2006, unchanged compared to 2005. After adjusting the 2005 period for non-recurring PLM cost of software revenue totaling $1.5 million, cost of software revenue in 2006 decreased 14.2% compared to 2005.

In 2005 cost of software revenue was essentially flat compared to 2004 at $16.7 million. Cost of software revenue as a percent of software revenue was 11.6% in 2005 and 13.1% in 2004.

Cost of Maintenance and Services Revenue. Cost of maintenance and services consists primarily of personnel, outside consultancy costs and other direct costs required to provide post sales support, consulting and training services. Cost of maintenance and services revenue in 2006 decreased 16.1% to $45.2 million compared to $53.9 million in 2005. The decrease was primarily the result of lower salaries, wages and benefits attributable to a reduction of personnel, lower accruals for incentive compensation, lower facility related expenses and the sale of the PLM business. As a percent of maintenance and services revenue, cost of maintenance and services revenue decreased to 30.4% in 2006 from 35.6% in 2005 as a result of lower utilization rates and timing of costs incurred in providing consulting and training services versus the recognition of related revenue by our EMEA and Asia Pacific regions under completed contract accounting. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for non-recurring PLM cost of services revenue totaling $1.0 million, cost of maintenance and services revenue decreased 13.5% to $45.8 million.

In 2005 cost of maintenance and services revenue decreased 3.1% to $53.9 million compared to 2004. The decrease in cost of maintenance and services revenue in 2005 compared to 2004 was principally due to decreases in compensation related expenses. In constant dollar terms, cost of maintenance and services revenue decreased approximately 2.4% to $54.3 million. Cost of maintenance and services revenue as a percent of maintenance and services revenue decreased to 35.6% in 2005 from 39.8% in 2004 due to improved utilization rates.

Operating Expenses

Total operating expenses in 2006 increased 0.6% to $196.9 million compared to $195.8 million in 2005. Included in the 2006 period was a $4.6 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $6.0 million of consulting expenses related to the implementation of a worldwide financial and management system, $5.3 million of additional stock based compensation recognized pursuant to FAS 123(R) and $0.7 million to settle previously disclosed claims. The 2005 period included expenses totaling $8.6 million related to the special investigation and the 2004 restatement audit, a provision of $4.8 million related to the closure and consolidation of facilities and certain departments, severance expense totaling $3.9 million related to terminated officers, and $2.0 million of expense incurred in connection with the termination of a product and distribution agreement. As a percent of total revenue, total operating expenses increased to 75.8% in 2006, from 66.2% in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for non-recurring PLM operating expenses totaling $5.7 million, total operating expenses increased 4.2% to $198.0 million.

Research and Development. Our research and development expenses consist primarily of salaries and benefits, facility expenses, contracted services, incentive compensation and computer technology. Major research and development activities include developing our enterprise solutions strategy, including our MD software, and enhancing the features and functionality of existing engineering products. Research and development expenses in 2006 decreased 8.7% to $43.2 million compared to $47.3 million in 2005 due to lower employee related expenses, including incentive compensation, and facility costs. As a percent of total revenue, research and development expenses were 16.7% in 2006 compared to 16.0% in 2005.

Research and development expenses increased 12.4% to $47.3 million in 2005, or 16.0% of revenue, from $42.1 million in 2004, or 15.8% of revenue. The increase was attributable to higher compensation and benefits primarily due to annual salary increases, higher incentive compensation expenses and increases in our research and development headcount, especially in India. In addition, 2004 included a write off of $0.3 million of acquired in-process research and development costs in connection with the acquisition of SOFY Technologies Corporation. The projects associated with this charge were completed by the end of 2004.

Selling, General and Administrative. Our selling expenses consist primarily of salaries and benefits, sales commissions, facility costs, travel and entertainment, incentive compensation, product marketing, and professional services. General and administrative expenses consist primarily of salaries, benefits and incentive compensation of administrative, executive, financial and legal personnel, facility costs, outside consulting and other professional services and travel and entertainment. Selling, general and administrative expenses in 2006 increased 3.3% to $152.7 million compared to $147.8 million in 2005. Included in the 2006 period was a $4.6 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $6.0 million of consulting expenses related to the implementation of a worldwide financial and management system, $4.9 million of additional stock based compensation recognized pursuant to FAS 123(R) and $0.7 million to settle previously disclosed claims. The 2005 period included expenses totaling $8.6 million related to the special investigation and the 2004 restatement audit, a provision of $4.8 million related to the closure and consolidation of facilities and certain departments, severance expense totaling $3.9 million related to terminated officers, and $2.0 million of expense incurred in connection with the termination of a product and distribution agreement. The 2006 period was also impacted by higher expenses for recurring audit and related services, increased travel and entertainment and product marketing expenses incurred in connection with our transition to selling enterprise simulation solutions, higher salaries, wages and benefits, and a lease termination charge of $0.6 million resulting from our decision to outsource certain production, manufacturing and distribution capabilities, partially offset by lower accruals for incentive compensation. As a percent of total revenue, selling, general and administrative expenses increased to 58.8% in 2006 from 50.0% in 2005. Excluding the effects of changes in foreign currency rates during the 2006 period, and after adjusting the 2005 period for non-recurring PLM expenses totaling $5.7 million, selling, general and administrative expenses increased 8.3% to $153.8 million.

Selling, general and administrative expenses increased 9.2% to $147.8 million in 2005, or 50.0% of revenue, compared to $135.4 million, or 50.7% of revenue, in 2004. Included in these expenses were non-recurring expenses related to the independent investigation and restatement audit totaling $8.6 million and $8.1 million in 2005 and 2004, respectively; severance and related expenses related to the termination of departing officers of $3.9 million and $0.9 million in 2005 and 2004, respectively; costs related to the closure and consolidation of facilities and certain departments aggregating $4.8 million in 2005, and payments of $2.0 million related to the termination of a product and distribution agreement in 2005. In addition, selling, general and administrative expenses for 2005 were impacted by higher salaries and wages, benefits, sales commissions and incentive compensation, including stock-based compensation of $4.5 million in 2005 and $3.3 million in 2004, and lower facility related costs compared to 2004. In constant dollar terms, selling, general and administrative expenses increased 6.7% to $144.5 million in 2005.

Amortization of Intangibles. Amortization of intangibles, primarily related to customer lists with useful lives ranging from five to fifteen years, was $0.8 million in 2006, 2005 and 2004.

Impairment Charges. In 2006 and 2004, we recognized impairment charges for assets held for sale.

Interest and Other (Income) Expense, Net

Interest expense consists of interest on our long-term debt and the amortization of debt issue costs and discounts. Interest expense in 2006 was $3.6 million compared to $4.4 million in 2005 and $4.6 million in 2004. The decrease in 2006 is attributable to the redemption of our Convertible Notes in June 2006, partially offset by a write off of related debt issue costs totaling $1.4 million.

Other expense (income) includes interest income, foreign currency transaction gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and other non-operating income and expense. Other income, net in 2006 increased to $5.3 million compared to $0.9 million in 2005 due to the recognition of foreign currency transaction gains versus foreign currency transaction losses in 2005 and higher interest income resulting from higher cash balances and rising interest rates. Other income declined in 2005 compared to 2004 primarily due to a $2.6 million unfavorable impact from foreign currency transactions.

Provision for Income Taxes

The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of December 31, 2006, current deferred tax assets, net of current deferred tax liabilities, totaled $15.7 million. Non-current deferred tax assets, net of non-current deferred tax liabilities, totaled $4.8 million. We believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our net deferred tax assets of $20.5 million. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would record a charge to income and an adjustment to the deferred tax assets in the period we make that determination.

We have not provided taxes for undistributed earnings of our foreign subsidiaries because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide taxes on such excess amount. As of December 31, 2006, there was approximately $20.9 million of earnings upon which income taxes have not been provided.

Our effective tax rate, based on taxable income by regional tax jurisdiction, was <108.1>% in 2006 compared to 53.7% in 2005 and 36.3% in 2004. The negative rate in 2006 primarily resulted from the release of valuation allowances established against domestic deferred tax assets, aggregating $12.7 million. The increase in the effective tax rate during 2005 reflect the impact of foreign earnings on consolidated earnings, foreign tax rate variances and changes in valuation allowances established against domestic deferred tax assets.

Discontinued Operations

In March 2006, we completed the sale of our wholly owned Japanese service subsidiary, ESTECH Corporation, which has been accounted for as a discontinued operation within the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
	2004	2005	2006
	(in thousands)
Cash, cash equivalents and investments	$72,494	$112,298	$126,001
Working capital	$20,710	$61,879	$98,360
Net cash provided by (used in) operating activities	$31,922	$40,135	$(4,458)
Net cash provided by (used in) investing activities	$(33,368)	$27,070	$11,195
Net cash provided by (used in) financing activities	$(768)	$577	$5,671

As of December 31, 2006, our principal sources of liquidity included cash and cash equivalents of $111.9 million and marketable equity securities available-for-sale of $14.1 million.

Our working capital (current assets minus current liabilities) increased $36.5 million during 2006 to $98.4 million at December 31, 2006, and increased $41.2 million during 2005 to $61.9 million at December 31, 2005. The increases in working capital were primarily due to the timing of cash receipts on billings and payment of accounts payable and accrued liabilities, including those related to restructuring activities and non-recurring expenses, and changes in deferred revenue. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash on hand and cash generated from operations will provide sufficient capital for normal working capital needs over the next twelve months. Our ability to generate cash flows from operations is dependent on our ability to generate income from our operations, and effective cash management, including timely billing and collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits, facilities, royalties and third party services. Outside of these expenses, we generally do not have a significant amount of vendor payables.

Our operations used $4.5 million in cash during 2006, compared to generating cash of $40.1 million in 2005 and $31.9 million in 2004. The decrease in cash generated from operations during 2006 was primarily attributable to lower cash earnings and higher levels of disbursements related to income taxes, accounts payable and accrued liabilities, partially offset by higher collections of billings and changes in deferred revenue. The increase in cash generated in 2005 was primarily attributable to higher cash earnings, and lower payments of accounts payable and accrued liabilities, partially offset by lower collections of billings and changes in deferred revenue. Our days sales outstanding was 98 days at December 31, 2006, 79 days at December 31, 2005 and 90 days at December 31, 2004. Our days sales outstanding generally exceed 60 days due to the high proportion of billings generated from our international operations, which generally have longer payment terms compared to the U.S. In addition, our days sales outstanding are also negatively impacted by the significant volume of sales transactions and invoicing that occurs near the end of any given quarter.

During 2004, 2005 and 2006, our research and development expenditures totaled $42.1 million, $47.3 million and $43.2 million, respectively, none of which was capitalized due to the short duration between technological feasibility and general availability of the new software to our customers. We expect to continue to invest a substantial portion of our revenues primarily for the development of our new enterprise simulation solutions and integrated multi-disciplinary software. In 2007, we estimate our expenditures for research and development activities will be approximately $49 million.

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

Net cash provided by investing activities was $11.2 million in 2006 and $27.1 million in 2005 compared to net cash used of $33.4 million in 2004. Our principal investing activities during 2006 included proceeds from the sale of our ESTECH subsidiary and the PLM assets totaling $14.5 million, net capital expenditures of $8.2 million and proceeds of $4.8 million received from the sale of pledged securities no longer needed after the conversion of our Subordinated Convertible Notes in June 2006. During 2005, our principal investing activities included proceeds of $35.5 million received from sales of auction rate securities, purchases of investment securities totaling $7.5 million and capital expenditures of $2.3 million.

Capital expenditures in 2006, 2005 and 2004 included purchases of computer equipment and related software used in the development and support of our software products and business processes, including $4.0 million in 2006 related to the upgrade of our worldwide financial and management information systems that was substantially completed in 2006. In 2007, we estimate that our capital expenditures will total approximately $8.4 million and will be primarily for the purchase of computer equipment and related software used in our development and business processes.

On November 8, 2006, our Board of Directors authorized the repurchase of up to 1,250,000 shares of the Company’s common stock from time to time in open market or private transactions.

Net cash provided by financing activities was $5.7 million in 2006 and $0.6 million in 2005 compared to net cash used of $0.8 million in 2004. During 2006 our principal financing activities included proceeds from the exercise of stock options totaling $9.5 million, payments on capital lease obligations totaling $2.6 million, the repurchase of 183,400 shares of common stock for $2.6 million and $1.3 million of excess tax benefits related to stock-based compensation. Principal financing activities in 2005 included proceeds from the exercise of stock options totaling $1.2 million and payments on capital lease obligations totaling $0.6 million.

Our current debt service obligations consist of interest and principal payments on the 8% Subordinated Notes Payable due June 17, 2009. As of December 31, 2006, annual principal payments will total $0.8 million in 2007 and 2008 and $6.4 million in 2009. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006 (in thousands).

	As of December 31, 2006
	Total	2007	2008-2009	2010-2011	After 2011
Contractual Obligations:
Subordinated Notes Payable	$8,000	$800	$7,200	$—	$—
—Interest Payments	1,920	640	1,280	—	—
Operating Lease Obligations	57,763	14,746	22,890	12,258	7,869
Capital Lease Obligations	869	618	251	—	—
Pension Obligations	3,028	117	302	584	2,025
Severance Agreements	368	368	—	—	—

Total Contractual Obligations	$71,948	$17,289	$31,923	$12,842	$9,894

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

International revenue represented 66.6%, 70.4% and 70.8%, of our total revenue for 2004, 2005 and 2006, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. In 2006, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $8.8 million and our income from continuing operations by approximately $1.7 million.

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

Investment Risk

As of December 31, 2006 our investments included only marketable equity securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during 2004, 2005 or 2006. Refer to Note 1 in the accompanying Notes to Consolidated Financial Statement, discussing fair value of financial instruments.

Our marketable equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of December 31, 2006, we owned 5,200,000 shares of GSSL stock with an original cost of $68,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MSC.SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2006

(in thousands except per share value amounts)

	2005	2006
ASSETS

Current Assets:
Cash and Cash Equivalents	$99,478	$111,878
Investments	12,820	14,123
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,296 and $1,555, respectively	73,141	70,432
Deferred Income Taxes	18,059	15,727
Other Current Assets	8,815	7,440
Current Assets of Discontinued Operations	5,803	—

Total Current Assets	218,116	219,600

Property and Equipment, Net	16,271	19,055
Goodwill and Indefinite Lived Intangibles	180,491	178,457
Other Intangible Assets, Net	31,829	25,912
Deferred Income Taxes	7,917	4,789
Other Assets	14,579	11,025
Long-Term Assets of Discontinued Operations	6,385	—

Total Assets	$475,588	$458,838

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	12,097	10,666
Compensation and Related Costs	18,921	18,949
Current Portion of Long-Term Debt	—	800
Restructuring Reserve	11	—
Income Taxes Payable	9,145	2,903
Deferred Revenue	94,625	71,694
Other Current Liabilities	18,572	14,366
Current Liabilities of Discontinued Operations	2,866	1,862

Total Current Liabilities	156,237	121,240

Deferred Income Taxes	16,641	—
Long-Term Deferred Revenue	—	6,495
Long-Term Debt	107,375	6,756
Other Long-Term Liabilities	12,254	13,439
Long-Term Liabilities of Discontinued Operations	1,393	—

Total Liabilities	293,900	147,930

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 30,926,000 and 43,960,000 Issued and 30,886,000 and 43,738,000 Outstanding, respectively.	309	440
Additional Paid-in Capital	300,793	415,860
Deferred Compensation	(3,029)	—

Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(15,863)	(13,363)
Unrealized Investment Gain, net of Tax	10,782	8,868
SFAS No. 158 Pension Liability, net of Tax	(272)	(1,070)

Total Accumulated Other Comprehensive Loss	(5,353)	(5,565)

Accumulated Deficit	(110,755)	(96,953)

Treasury Shares, At Cost (40,000 and 222,000 Shares, respectively)	(277)	(2,874)

Net Shareholders’ Equity	181,688	310,908

Total Liabilities and Shareholders’ Equity	$475,588	$458,838

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(in thousands, except per share data)

	2004	2005	2006
Revenue:
Software	$127,536	$144,034	$111,231
Maintenance and Services	139,749	151,603	148,455

Total Revenue	267,285	295,637	259,686

Cost of Revenue:
Software	16,654	16,701	12,937
Maintenance and Services	55,665	53,943	45,162

Total Cost of Revenue	72,319	70,644	58,099

Gross Profit	194,966	224,993	201,587

Operating Expenses:
Research and Development	42,115	47,256	43,249
Selling, General and Administrative	135,428	147,756	152,746
Amortization of Intangibles	799	750	750
Impairment Charges	726	—	141

Total Operating Expenses	179,068	195,762	196,886

Operating Income	15,898	29,231	4,701

Other (Income) Expense :
Interest Expense	4,576	4,415	3,583
Other Income, net	(3,704)	(902)	(5,292)

Total Other (Income) Expense, net	872	3,513	(1,709)

Income From Continuing Operations Before Provision (Benefit) For Income Taxes	15,026	25,718	6,410
Provision (Benefit) For Income Taxes	5,454	13,817	(6,931)

Income From Continuing Operations	9,572	11,901	13,341

Discontinued Operations:
Income From Discontinued Operations, net of Income Taxes	1,307	1,027	436
Income (Loss) From Disposal of Discontinued Operations, net of Income Taxes	—	(1,110)	25

Total Income (Loss) From Discontinued Operations, net of Income Taxes	1,307	(83)	461

Net Income	$10,879	$11,818	$13,802

Basic Earnings Per Share From Continuing Operations	$0.31	$0.39	$0.35
Diluted Earnings Per Share From Continuing Operations	$0.27	$0.30	$0.31
Basic Earnings Per Share From Discontinued Operations	$0.04	$—	$0.01
Diluted Earnings Per Share From Discontinued Operations	$0.03	$—	$0.01
Basic Earnings Per Share	$0.36	$0.38	$0.36
Diluted Earnings Per Share	$0.30	$0.30	$0.32
Basic Weighted-Average Shares Outstanding	30,619	30,835	38,205
Diluted Weighted-Average Shares Outstanding	43,026	44,236	45,413

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(in thousands)

	Issued	Treasury Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares, At Cost	Net Shareholders’ Equity
Balance at January 1, 2004	30,179	(40)	$302	$286,236	$—	$(4,736)	$(133,452)	$(277)	$148,073

Net Income	—	—	—	—	—	—	10,879	—	10,879
Foreign Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	—	(1,398)	—	—	(1,398)
Unrealized Investment Gain, net of Tax Provision of $278	—	—	—	—	—	1,926	—	—	1,926

Comprehensive Income	—	—	—	—	—	—	—	—	11,407

Shares Issued as Compensation	307	—	3	3,207	(87)	—	—	—	3,123
Amortization of Deferred Compensation	—	—	—	—	18	—	—	—	18
Shares Issued for Business Acquired	87	—	1	878	—	—	—	—	879
Expense Recognized from Modification of Stock Options	—	—	—	145	—	—	—	—	145
Shares Issued Under Employee Stock Option and Employee Stock Purchase Plans	207	—	2	1,368	—	—	—	—	1,370

Balance at December 31, 2004	30,780	(40)	308	291,834	(69)	(4,208)	(122,573)	(277)	165,015

Net Income	—	—	—	—	—	—	11,818		11,818
Foreign Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	—	(5,001)	—	—	(5,001)
Unrealized Investment Gain, net of Tax Provision of $0	—	—	—	—	—	4,128	—	—	4,128
Minimum Pension Liability, net of Tax Benefit of $181						(272)			(272)

Comprehensive Income	—	—	—	—	—	—	—	—	10,673

Shares Issued as Compensation	25	—	—	166	—	—	—	—	166
Restricted Stock and Awards Issued as Compensation	50	—	—	4,979	(4,392)	—	—	—	587
Amortization of Deferred Compensation	—	—	—	—	1,432	—	—	—	1,432
Expense Recognized from Modification of Stock Options	—	—	—	3,107	—	—	—	—	3,107
Shares Issued Under Employee Stock Option Plans	71	—	1	707	—	—	—	—	708

Balance at December 31, 2005	30,926	(40)	309	300,793	(3,029)	(5,353)	(110,755)	(277)	181,688

Net Income	—	—	—	—	—	—	13,802	—	13,802
Foreign Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	—	2,500	—	—	2,500
Unrealized Investment Loss, net of Tax Provision of $3,217	—	—	—	—	—	(1,914)	—	—	(1,914)
Reversal of Minimum Pension Liability, net of Tax of $181	—	—	—	—	—	272	—	—	272

Comprehensive Income									14,660

Elimination of Deferred Compensation upon Adoption of SFAS No. 123(R)	—	—	—	(3,029)	3,029	—	—	—	—
Shares Issued Upon Redemption of Convertible Debentures	11,744	—	118	99,882	—	—	—	—	100,000
Exercise of Stock Options	1,284	—	13	9,547	—	—	—	—	9,560
Restricted Stock Unit Awards Issued as Compensation	6	—	—	—	—	—	—	(47)	(47)
Stock-Based Compensation	—	—	—	7,357					7,357
Issuances and Repurchases of Treasury Shares	—	(182)	—	(31)	—	—	—	(2,550)	(2,581)
Adjustment for Adoption of SFAS No. 158, net of Tax Benefit of $714	—	—	—	—	—	(1,070)	—	—	(1,070)
Excess Tax Benefits—SFAS No. 123(R)	—	—	—	1,341	—	—	—	—	1,341

Balance at December 31, 2006	43,960	(222)	$440	$415,860	$—	$(5,565)	$(96,953)	$(2,874)	$310,908

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(in thousands)

	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,879	$11,818	$13,802
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	991	498	625
Depreciation and Amortization of Property and Equipment	10,769	7,687	6,967
Amortization of Intangibles	6,150	5,521	5,917
Amortization of Debt Issuance Costs and Discount	912	913	486
Write-off of Debt Issuance Costs	—	—	1,404
Loss (Gain) on Disposal of Long-Lived Assets	669	(68)	115
Gain on Sale of Long-Lived Assets	—	—	(4,439)
Loss on Disposal of Subsidiary	—	1,110	—
Impairment of Assets	1,736	—	146
Write-off of Acquired In-Process Technology	338	—	—
Write-off of Restructuring Reserves	—	—	(373)
Stock-Based Compensation	3,283	4,540	7,357
Provision for Deferred Income Taxes	(3,478)	8,946	(9,443)
Other	—	30	(4)
Changes in Operating Assets and Liabilities
Trade Accounts Receivable	482	(4,178)	2,084
Other Current Assets	5,644	1,688	(940)
Other Assets	664	4,122	(180)
Accounts Payable	(2,077)	3,626	(430)
Compensation and Related Expenses	595	3,083	28
Restructuring Reserve	(1,127)	(91)	(7)
Income Taxes Payable	681	8,464	(6,242)
Deferred Revenue	(4,140)	(21,613)	(16,180)
Other Current Liabilities	1,592	2,916	(3,803)
Other Liabilities	(592)	(257)	(522)
Discontinued Operations	(2,049)	1,380	(826)

Net Cash Provided By (Used In) Operating Activities	31,922	40,135	(4,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(3,453)	(2,277)	(8,162)
Proceeds from Sale of Long-Lived Assets	6	915	4,334
Proceeds from Sales and Maturities of Investment Securities	—	35,500	4,821
Purchase of Investment Securities	(28,000)	(7,500)	—
Businesses Acquired, Net of Cash Received	(1,786)	—	—
Proceeds from Sale of Discontinued Operations	—	—	10,202
Discontinued Operations	(135)	432	—

Net Cash Provided By (Used In) Investing Activities	(33,368)	27,070	11,195

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Common Stock	—	—	(2,581)
Payment of Capital Lease Obligations	(126)	(588)	(2,602)
Proceed from Exercise of Stock Options	—	1,244	9,513
Excess Tax Benefits — SFAS No. 123(R)	—	—	1,341
Discontinued Operations	(642)	(79)	—

Net Cash Provided By (Used In) Financing Activities	(768)	577	5,671

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,027)	(4,076)	(8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,241)	63,706	12,400
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,013	35,772	99,478

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,772	$99,478	$111,878

Supplemental Cash Flow Information:
Income Taxes Paid, net	$7,513	$3,403	$8,695
Interest Paid	$5,194	$3,540	$5,014
Property and Equipment Additions Financed Under Capital Leases	$1,003	$543	$2,301
Conversion of Subordinated Debentures into Common Stock	$—	$—	$100,000

Reconciliation of Businesses Acquired, Net of Cash Received:
Fair Value of Assets Acquired	$3,216	$—	$—
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock	(880)	—	—
Liabilities Assumed	(550)	—	—

Businesses Acquired, Net of Cash Received	$1,786	$—	$—

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—MSC.Software Corporation (“MSC” or the “Company”) designs, produces and markets proprietary enterprise simulation solutions, including simulation software and related professional services. Our enterprise simulation solutions are used in conjunction with computer-aided engineering to create a more flexible, efficient and cost effective environment for product development. Our products and services are marketed internationally to various industries, including aerospace, automotive and other industrial concerns, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company completed an acquisition in 2004. The results of the operations of the acquired company have been included in the consolidated statements of operations from the date of acquisition. Refer to Note 2—Business Acquisitions.

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

Customers may also enter into arrangements that are typically on a time and materials basis for consulting and training services. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service. Consulting and training revenue are typically recognized as earned. Consulting revenue is generated primarily from implementation services related to the installation of our products and other enterprise simulation solutions. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not require significant modification or alteration. Our consulting revenue is generally recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” which approximates the proportional performance method. When percentage-of-completion accounting is not possible due to our inability to accurately estimate percentage-of-completion, we recognize revenue using the completed-contract method.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Revenue—As of December 31, 2005 and 2006, deferred revenue consisted of the following (in thousands):

	2005	2006
Deferred maintenance revenue	$51,905	$51,317
Deferred license revenue	36,377	25,101
Deferred services and other revenue	6,343	1,771

Total deferred revenue	$94,625	$78,189

Discontinued Operations—During the fourth quarter of 2005, the Company approved a plan to sell its Japanese service subsidiary, ESTECH Corporation (“ESTECH”). In March 2006, the sale of ESTECH was completed. In 2003, the Company ceased operations of its Systems business. Accordingly, all current and prior financial information related to ESTECH and the Systems business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 15—Discontinued Operations.

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

As of December 31, 2005 and 2006, all of our short-term investments were classified as available-for-sale. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, we have classified all marketable investments as short-term investments as they are available for current operations. Realized gains and losses on sales of investment securities and declines in value judged to be other than temporary are included in other expense (income) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Our debt securities held in 2005 were classified as held-to-maturity and were reported at amortized cost in the consolidated balance sheets as other assets. Such debt securities are referred to as pledged securities in connection with our Convertible Notes. Refer to Note 7—Long-Term Debt.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005 and 2006, our non-qualified supplemental retirement plan had investments in marketable equity securities classified as available-for-sale, which are included in other assets in the accompanying consolidated balance sheets. Refer to Note 9—Pensions and Other Employee Benefits.

Available-for-sale and held-to-maturity equity and debt securities were as follows at December 31, 2005 and 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2005
Available-for-sale securities (carried at fair value) classified as current assets:
Equity Investments.	$68	$12,752	$—	$12,820
Available-for-sale securities (carried at fair value) classified as long-term assets:
Investments Held in Supplemental Retirement Plan	819	9	—	828
Held-to-maturity securities (carried at amortized cost) classified as current assets:
Pledged Securities	2,481	—	(41)	2,440
Held-to-maturity securities (carried at amortized cost) classified as long-term assets:
Pledged Securities	3,593	—	(59)	3,534

	$6,961	$12,761	$(100)	$19,622

At December 31, 2006
Available-for-sale securities (carried at fair value) classified as current assets:
Equity Investments.	$68	$14,055	$—	$14,123
Available-for-sale securities (carried at fair value) classified as long-term assets:
Investments Held in Supplemental Retirement Plan	1,082	—	—	1,082
Held-to-maturity securities (carried at amortized cost) classified as current assets:
None	—	—	—	—
Held-to-maturity securities (carried at amortized cost) classified as long-term assets:
None	—	—	—	—

	$1,150	$14,055	$—	$15,205

The pledged securities classified as held-to-maturity debt securities as of December 31, 2005 were sold in connection with the redemption of Convertible Notes in June 2006. Refer to Note 7 – Long-Term Debt for further discussion.

We had no contractual maturities of any equity or debt securities as of December 31, 2005 and 2006.

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

Our allowance for doubtful accounts at December 31, 2005 and 2006 was $1,296,000 and $1,555,000, respectively. Our provision for doubtful accounts totaled $991,000, $498,000 and $625,000 in 2004, 2005 and 2006, respectively, and were recorded in selling, general and administrative expense in the consolidated statements of operations. Uncollectible trade accounts receivable written-off, net of recoveries, were $91,000, $2,515,000 and $366,000 in 2004, 2005 and 2006, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment—Property and equipment, including software for internal use, are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding lease term. Refer to Note 3—Property and Equipment.

Software for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Costs for purchased software and internal software development activities are capitalized beginning when the Company has determined (1) that technology exists to achieve the performance requirements, (2) buy versus internal development decisions have been made and (3) the Company’s management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of two years using the straight-line method. Amounts capitalized during 2005 and 2006 totaled $178,000 and $3,556,000, respectively.

Long-Lived Assets—We evaluate the recoverability of our long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of use of the assets or the strategy for our overall business;

•	Significant decrease in the market value of the assets; and

•	Significant negative industry or economic trends.

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

Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets, if material. In addition to the assets of ESTECH, which have been presented as part of discontinued operations, long-lived assets with a net book value of $200,000 (after a write-down of $141,000) were held for sale and classified as other current assets.

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

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No impairment charges were recorded in 2004, 2005 and 2006 as a result of our impairment testing. Refer to Note 4—Goodwill and Other Intangible Assets.

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

Advertising Expense—The cost of advertising is expensed as incurred. The Company incurred $1,087,000, $813,000 and $1,012,000 in advertising costs during the years ended December 31, 2004, 2005 and 2006, respectively.

Royalties to Third Parties—The Company has agreements with third parties requiring the payment of royalties for sales of third party products or inclusion of such products as a component of the Company’s products. Royalties are charged to cost of software license revenue when incurred and totaled $6,658,000, $5,905,000 and $5,578,000 in 2004, 2005 and 2006, respectively.

Stock-Based Compensation— For the years ended December 31, 2004, 2005 and 2006, the Company maintained stock plans covering a broad range of potential equity grants including stock options, stock appreciation rights, restricted stock, performance stock, stock units, phantom stock and dividend equivalents. In addition, the Company sponsored an Executive Cash and Bonus Plan (“Bonus Plan”), whereby certain amounts of bonus earned during a year are paid in common stock of the Company, and an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees were entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 10% discount from the fair market value of the common stock as of specific dates. The ESPP was qualified under Sections 421 and 423 of the Internal Revenue Code and was a non-compensatory plan under APB Opinion No. 25. Since July 31, 2004, there have been no additional purchases of the Company’s stock under the ESPP.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Opinion 25, and amends SFAS No. 95, “Statement of Cash Flows.” Under SFAS No. 123(R), compensation cost for all stock-based awards, including grants of employee stock options, restricted stock and other equity awards, are measured at fair value at date of grant and recognized as compensation expense on a straight line basis over the service period that the awards are expected to vest. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, which recognized compensation expense for the fair value of all share-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. Accordingly, prior period amounts have not been restated.

Prior to January 1, 2006, the Company accounted for stock-based awards using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations. Accordingly, the Company was not required to recognize compensation expense for stock options granted or for shares issued under the ESPP. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation expense only for restricted stock and restricted stock unit awards and for amounts earned under the Bonus Plan.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had stock-based compensation for 2004 and 2005 been determined based on the estimated fair value at the grant date for all equity awards consistent with the provisions of SFAS No. 123, the Company’s net income (loss), earnings (loss) per share for the years ended December 31, 2004 and 2005 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	2004	2005
Net Income, As Reported	$10,879	$11,818
Add:
Stock-Based Employee Compensation Included in Reported Net Income, Net of Related Tax Effects	116	663
(Deduct):
Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(3,502)	(492)

Pro Forma Net Income	$7,493	$11,989

EarningsPer Share:
Basic—As Reported	$0.36	$0.38
Basic—Pro Forma	$0.24	$0.39
Diluted—As Reported	$0.30	$0.30
Diluted—Pro Forma	$0.18	$0.27

The effect of recording stock-based compensation for the year ended December 31, 2006 in accordance with SFAS No. 123(R) was as follows (in thousands, except per share data):

2006
Stock-based compensation expense by type of award:
Employee stock options	$3,423
Restricted stock units	2,027
Performance Stock units	1,907

Total stock-based compensation	7,357
Tax effect on stock-based compensation	(1,658)

Net effect on net income	$5,699

Effect on earnings per share:
Basic	$0.15
Diluted	$0.13

The tax effect on stock-based compensation was limited to the tax benefit realized after considering limitations or qualification of tax deductions, and realization of resulting deferred tax assets. Refer to Note 6 – Income Taxes for additional information.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Using the Black-Scholes option-pricing model, the estimated per share weighted-average fair value of stock options granted in 2004, 2005 and 2006 was $5.29, $7.69 and $8.58, respectively. The estimated per share weighted-average fair value of ESSP shares purchased in 2004 was $2.07. These estimated per share fair values were determined using the following weighted-average assumptions used for the periods indicated:

	2004	2005	2006
Stock Options:
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	70.0%	66.0%	49.1%
Risk-Free Interest Rate	3.48%	4.04%	4.50%
Estimated Life	5 years	5 years	6.3 years

ESPP Shares:
Dividend Yield	0.0%	N/A	N/A
Expected Volatility	54.0%	N/A	N/A
Risk-Free Interest Rate	1.01%	N/A	N/A
Estimated Life	0.5 years	N/A	N/A

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk-free interest rates are based on the U.S. Treasury yields in effect at the time of grant for periods corresponding with the expected life of the option. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the year ended December 31, 2006, the average expected life was determined using the simplified approach described under SAB 107.

In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Income Taxes—The Company uses the asset and liability method of accounting for income taxes. Provision is made in the Company’s consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from temporary differences in accounting for intangible assets, capitalized software costs, deferred revenue, compensation and various state and federal tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. Refer to Note 6—Income Taxes.

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

Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that we consider to be of a long-term investment nature are recorded in accumulated other comprehensive income (loss) while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which we anticipate settlement in the foreseeable future are recorded in the consolidated statements of operations. The aggregate foreign currency transaction (gains) and losses included in other expense (income) on the consolidated statements of operations were $(1,574,000), $1,279,000 and $(1,232,000) for the years ended December 31, 2004, 2005 and 2006, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share—Earnings (loss) per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock. Diluted earnings per share is computed by using the weighted-average number of common and potentially dilutive shares outstanding during each period. Potentially dilutive shares are not included in the per share calculations where their inclusion would be anti-dilutive. Refer to Note 13—Earnings (Loss) Per Share.

Other Comprehensive Income (Loss)—Comprehensive income (loss) includes foreign currency translation adjustments, unrealized gains and losses on marketable securities categorized as available-for-sale, and recognition of the funded status of its pension plans. Comprehensive income (loss) and its components are presented in the accompanying consolidated statements of shareholders’ equity and comprehensive income (loss).

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

For 2004, 2005, and 2006, we had no customers that accounted for 10% or more of total revenue. As of December 31, 2004, 2005 and 2006, we had no customers that accounted for 10% or more of gross accounts receivable. MSC does not require collateral from its customers prior to granting credit.

Self-Insurance—The Company is self-insured for certain medical claims and benefits offered to our employees in the United States. Based on analysis of the historical data, the estimated cost of future claims as of December 31, 2005 and 2006 was $696,000 and $604,000, respectively, which is reflected as an accrued liability in the accompanying consolidated balance sheets.

Fair Values of Financial Instruments—At December 31, 2004, 2005 and 2006, the Company’s financial instruments included cash and cash equivalents, trade receivables, marketable securities, accounts payable, notes payable to shareholders, subordinated notes payable and subordinated convertible notes. The carrying amount of cash and cash equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of marketable equity investments, debt securities and subordinated convertible notes were determined based on quoted market prices at year-end. The estimated fair value of the notes payable to shareholders and subordinated notes payable was determined based on the present value of their future cash flows using a discount rate that approximates the Company’s current borrowing rate.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2006 are as follows (in thousands):

	2005		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Instrument Assets:
Equity Investments	$12,820	$12,820	$14,123	$14,123
Pledged Securities	$6,074	$5,974	$—	$—
Investments Held in Supplemental
Retirement Plan	$828	$828	$1,082	$1,082

Financial Instrument Liabilities:
Subordinated Notes Payable, including
Current Portion	$(7,375)	$(7,926)	$(7,556)	$(5,238)
Subordinated Convertible Debentures	$(100,000)	$(199,000)	$—	$—

Recently Adopted Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. SAB 108 does not change the requirements within SFAS 154, “Accounting Changes and Error Corrections”, for the correction of an error in financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The SEC staff believes that registrants should quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. Historically, the Company has evaluated uncorrected differences utilizing the “rollover” approach. The Company completed its evaluation of uncorrected differences pursuant to SAB 108, and concluded that no cumulative effect transition adjustment was necessary.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to: a) recognize the funded status of a benefit plan; b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers Accounting for Pensions”, or No 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year ended statement of financial position; and d) disclose in the notes to financial statement additional information about certain effects on the net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 will require an employer to initially recognize the funded status and provide the required disclosure as of the end of fiscal year ending after December 15, 2006. The Company has adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006, which are discussed in Note 9 – Pensions and Other Employee Benefits. Because the Company had measured its plan assets and obligations as of the end of its fiscal year, the remeasurement provisions in SFAS No. 158 are not applicable.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2005, the FASB issued FSP No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which allows an entity up to one year from the later of its initial adoption of FAS 123(R) or the effective date of FSP SFAS 123(R)-3 to evaluate its available transition alternatives in calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123 for recognition purposes (the “APIC pool”) and to make its one-time election. The Company elected to apply the alternative transition method under SFAS 123(R)-3 to calculate the tax effects of stock-based compensation under SFAS 123(R) as of December 31, 2005. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards outstanding at the Company’s adoption of SFAS 123(R). The Company computed an APIC Pool of $0 at adoption of SFAS 123(R).

In addition, under SFAS 123(R), SFAS No. 109, Accounting for Income Taxes, and EITF Topic D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock-based compensation in additional paid-in capital in the period, and to the extent, it will realize an incremental income tax benefit after realizing the benefits of all other tax attributes available to the Company.

Recently Issued Accounting Standards

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods, and the transition of the accounting method upon the adoption of FIN 48. It also requires footnote and tabular disclosures about unrecognized tax benefits. FIN 48 is effective for years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007 and record the cumulative effect of adopting FIN 48 in retained earnings and other accounts, as applicable, as of January 1, 2007. Certain tax account classifications on our balance sheet may change to account for the differences in taxes payable and deferred tax assets calculated under FIN 48. The Company is currently evaluating what effect the adoption of FIN 48 will have on the Company’s consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—BUSINESS ACQUISITIONS

SOFY Corporation

In February 2004, the Company acquired certain assets and technology of SOFY Corporation (“SOFY”) for cash of $1,800,000 and 88,000 shares of MSC common stock valued at $880,000 in addition to $191,000 of forgiveness of prepaid expenses and the assumption of certain liabilities. The Company believes this transaction will enhance the engineering software product line and expand the penetration in the global automotive marketplace. The Company allocated the purchase price to developed technology, customer list and other identifiable intangibles. The Company also acquired $338,000 of in-process research and development costs, which were charged to operating expense at acquisition. The pro forma effect of this acquisition was not material to the consolidated financial statements.

NOTE 3—PROPERTY AND EQUIPMENT

As of December 31, 2005 and 2006 property and equipment, at cost consisted of the following (in thousands):

	Depreciable Lives	2005	2006
Software, Computers and Other Equipment	2-5 years	$44,689	$47,318
Leasehold Improvements	Over lease term	11,220	12,490
Furniture and Fixtures	5 years	9,049	9,687

		64,958	69,495
Less: Accumulated Depreciation and Amortization		(48,687)	(50,440)

Property and Equipment, Net		$16,271	$19,055

Included in software, computers and other equipment are capital lease costs totaling $2,518,000, $2,442,000 and $2,637,000, as of December 31, 2004, 2005 and 2006, respectively.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2004, 2005 and 2006 was $10,769,000, $7,687,000 and $6,967,000, respectively.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of our reporting units are as follows (in thousands):

	Software Segment	Services Segment	Total
Balance at January 1, 2005	$118,338	$35,385	$153,723
Balance at December 31, 2005	$118,338	$35,385	$153,723
Purchase accounting adjustments	—	(2,034)	(2,034)

Balance at December 31, 2006	$118,338	$33,351	$151,689

The purchase accounting adjustments resulted primarily from the reversal of deferred tax liabilities and the release of valuation allowance established against deferred tax assets included in purchase accounting. Refer to Note 6— Income Taxes for additional information.

Goodwill related to the discontinued operations of ESTECH was reclassified to Long Term Assets of Discontinued Operations. Refer to Note 15—Discontinued Operations.

As of December 31, 2005 and 2006, indefinite lived intangibles totaled $26,768,000, primarily consisting of trademarks and trade names.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005 and 2006, other intangible assets consisted of the following (in thousands):

	Estimated Useful Life	2005	2006
Developed Technology	10 years	$50,301	$50,301
Customer Lists	5-15 years	7,612	7,612
Value Added Reseller Distribution Channel	4 years	211	211

		58,124	58,124
Less Accumulated Amortization		(26,295)	(32,212)

Other Intangible Assets, Net		$31,829	$25,912

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Years Ended December 31,	Estimated Amortization Expense
2007	$5,853
2008	$5,847
2009	$4,539
2010	$3,786
2011	$3,786
Thereafter	$2,101

NOTE 5—RESTRUCTURING RESERVE

During 2002 and 2003, the Company initiated separate restructuring plans. The 2002 Plan was created as a result of weakened economic conditions in all three world areas in which the Company operates. It was determined that workforce reductions and facility consolidations would be necessary to return the Company to profitability. In addition, the acquisition of Mechanical Dynamics, Inc. (“MDI”) in 2002 created certain redundant expenses that needed to be eliminated. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), the costs related to the integration of MDI were included as assumed liabilities in the net tangible assets acquired. Under the 2002 Plan, the Company terminated 310 employees and subleased or terminated the leases on certain facilities. The 2003 Plan was initiated as further cost reductions were necessary to improve profitability and included the termination of 55 employees. A portion of the 2002 Plan has been reclassified to current liabilities of discontinued operations. Refer to Note 15—Discontinued Operations and Note 17 – Subsequent Event.

The following is the activity in the restructuring reserve for the periods indicated by plan (in thousands):

	2002 Plan		2003 Plan	Total Restructuring Reserve
	Workforce Reductions	Facilities	Workforce Reductions
Balance at January 1, 2004	$840	$146	$243	$1,229
Cash Payments	(738)	(146)	(243)	(1,127)

Balance at December 31, 2004	102	—	—	102
Adjustment	69	—	—	69
Cash Payments	(160)	—	—	(160)

Balance at December 31, 2005	11	—	—	11
Cash Payments	(11)	—	—	(11)

Balance at December 31, 2006	$—	$—	$—	$—

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the activity in the restructuring reserve for the periods indicated by geographic segment (in thousands):

	The Americas	Europe	Asia Pacific	Total
Balance at January 1, 2004	$838	$432	$(41)	$1,229
Cash Payments	(567)	(560)	—	(1,127)

Balance at December 31, 2004	271	(128)	(41)	102
Adjustment	69	—	—	69
Reallocation of Reserves	(169)	128	41	—
Cash Payments	(160)	—	—	(160)

Balance at December 31, 2005	11	—	—	11
Cash Payments and Adjustments	(11)	—	—	(11)

Balance at December 31, 2006	$—	$—	$—	$—

NOTE 6—INCOME TAXES

The provision for taxes based on income from continuing operations for the years ended December 31, 2004, 2005 and 2006 consists of the following (in thousands):

	2004	2005	2006
Current:
Federal	$59	$—	$(107)
State	(60)	216	865
Foreign	8,881	4,626	3,491

Current Provision	8,880	4,842	4,249

Deferred:
Federal	—	—	(6,702)
State	—	—	(6,299)
Foreign	(3,426)	8,975	1,821

Deferred Provision (Benefit)	(3,426)	8,975	(11,180)

Provision (Benefit) For Income Taxes	$5,454	$13,817	$(6,931)

The foreign tax provision for 2004, 2005 and 2006 includes withholding taxes of approximately $2,907,000, $618,000 and $623,000, respectively, assessed to the Company by foreign tax authorities on amounts remitted to the United States.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2006 are as follows (in thousands):

	2005	2006
Deferred Tax Assets:
Deferred Revenue	$9,981	$12,554
State and Local Taxes	564	—
Business Credits	8,274	9,858
Stock-Based Compensation	—	1,693
Foreign Tax Credits	21,290	—
Capitalized Research and Development	5,100	4,027
Depreciation	737	978
Net Operating Losses	3,454	7,592
Accrued Expenses Not Yet Deductible for Tax	—	6,029
Restructuring Reserve	276	177
Allowance for Doubtful Accounts	221	302
Foreign Currency Translation	6,381	—
Other	5,709	1,194
Foreign Deferred Tax Assets	19,861	—

Total Deferred Tax Assets	81,848	44,404
Valuation Allowance	(38,273)	—

Total Deferred Tax Assets, Net	43,575	44,404

Deferred Tax Liabilities:
Intangible Assets	20,350	17,069
Unrealized Gain on Investment	5,139	5,211
Undistributed Earnings of Foreign Subsidiaries	7,106	—
State and Local Taxes	—	1,608
Foreign Deferred Tax Liabilities	1,645	—

Total Deferred Tax Liabilities	34,240	23,888

Net Deferred Tax Assets	$9,335	$20,516

The balance sheet presentation of the net deferred tax assets as of December 31, 2005 and 2006 is as follows (in thousands):

	2005	2006
Current Deferred Tax Assets, Net	$18,059	$15,727
Long Term Deferred Tax Assets, Net	7,917	4,789
Long Term Deferred Income Taxes, Net	(16,641)	—

Net Deferred Tax Assets	$9,335	$20,516

In assessing the ability to realize deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. Based on the Company’s history of cumulative income, management believes it is “more likely than not” that the Company will realize the benefit of the domestic and foreign net deferred tax assets existing as of the taxable year ended December 31, 2006.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of fiscal 2006, we completed an analysis of our inter-company transfer pricing, which supported revising our intercompany transfer pricing retroactive to 2004. The revision reallocated a portion of consolidated pre-tax income from our foreign operations to domestic operations, and we concluded that we would more likely than not realize our domestic deferred tax assets.

Accordingly, we released valuation allowances of $38,273,000 previously established against our domestic deferred assets, of which $8,050,000 and $4,652,000 reduced federal and state income tax expense on earnings from continuing operations, respectively. Of the remaining valuation allowance released, $1,274,000 was credited to additional paid-in-capital and $2,187,000 was credited to goodwill related to purchase accounting adjustments. As a result of our decision to permanently reinvest earnings of our foreign subsidiaries, we reduced deferred tax assets of $5,654,000 associated with estimated foreign tax credits of such foreign subsidiaries. Accordingly, there was a corresponding decrease in our valuation allowance. The tax benefit associated with the release of an additional $8,029,000 of valuation allowance was fully offset by an increase in our tax contingency reserve for the same amount. The remaining reduction of the valuation allowance of $8,427,000 primarily relates to adjustments to prior year intercompany transfer pricing as described above.

At December 31, 2006, deferred tax assets exclude $1,762,000 of net operating losses (“NOLs”), representing the tax-effected portion of the NOLs pertaining to tax deductions from stock-based compensation. Upon future realization of these unrecognized benefits, the Company will increase additional paid-in-capital and decrease income taxes payable.

The Company uses the with-or-without method under SFAS 123(R) to determine when it will realize excess tax benefits from stock-based compensation. Under this method, the Company will realize excess tax benefits only after it realizes the tax benefits of NOL’s from operations.

At December 31, 2006, the Company has total federal, state, and foreign NOLs, including those associated with excess tax benefits from share-based compensation, of $21,280,000, $8,711,000 and $6,904,000, respectively. Federal NOLs begin to expire in 2026 and state NOLs begin to expire in 2016. Approximately $709,000 of the foreign NOLs begin to expire in years 2008 through 2011; the remaining $6,195,000 of foreign NOLs carry forward indefinitely until used.

At December 31, 2006, the Company had federal, state, and foreign income tax credit carry forwards of approximately $4,362,000, $4,871,000 and $626,000, respectively. Federal income tax credits will expire at various dates from 2018 through 2026; state income tax credits have no expiration date; and foreign income tax credits expire at various dates from 2007 through 2017.

The Company’s California income tax returns for the years ended December 31, 2001 and December 31, 2002 are under audit. Also its New York income tax returns for the years ended December 31, 2003 through December 31, 2005 are under audit. The Company believes it has adequately reserved for the tax effects of any adjustments expected from these audits.

The following table reconciles the U.S. federal statutory tax rate to the combined effective tax rate for years ended December 31, 2004, 2005 and 2006.

	2004	2005	2006
Income Tax Provision For Income From Continuing Operations @ 35%	$5,265	$9,002	$2,244
Increase (Decrease) Related To:
State Income Taxes, Net of Federal Taxes	(39)	140	(3,486)
Federal and State Research and Development Tax Credits	(346)	(440)	(305)
Extraterritorial Income Exclusion	(68)	(52)	—
Tax Gain in Excess of Book Gain on Sale of Subsidiary Stock		—	2,606
Non-Deductible Stock Based Compensation		—	1,376
Foreign Tax Rate Variance	(460)	3,224	(155)
Unrepatriated Foreign Earnings	1,360	(2,728)	—
Change in Valuation Allowance	(1,966)	4,392	(8,050)
Tax Reserves	1,590	—	(1,594)
Other, Net	118	279	433

Income Tax Provision (Benefit) For Income From Continuing Operations	$5,454	$13,817	$(6,931)

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Company has continuously reinvested the undistributed earnings of its foreign subsidiaries for the expansion and working capital needs of those subsidiaries, it had no formal plan to do so prior to its fiscal year 2006. Effective January 1, 2006, the Company adopted a policy to indefinitely reinvest all accumulated and future undistributed foreign earnings. As a result, the Company reversed previously recorded deferred tax liabilities associated with those earnings, deferred tax assets associated with creditable foreign income taxes of the Company’s foreign subsidiaries, and deferred tax assets related to cumulative translation adjustment gains or losses. The Company has provided for no U.S. federal or state deferred tax liabilities on approximately $20.9 million of undistributed foreign earnings at December 31, 2006. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

The following table depicts the Company’s foreign and domestic operations realized combined income (loss) from continuing operations before taxes, including inter-company charges that eliminate in consolidation for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Foreign	$4,027	$29,579	$20,028
Domestic	10,999	(3,861)	(13,618)

	$15,026	$25,718	$6,410

NOTE 7—LONG-TERM DEBT

As of December 31, 2005 and 2006, long-term debt included the following (in thousands):

	2005	2006
8% Subordinated Notes Payable due June 17, 2009, net of unamortized discount of $625 and $444, respectively	$7,375	$7,556
2.5% Senior Subordinated Convertible Notes	100,000	—

	107,375	7,556
Less: Current Portion	—	800

Long-Term Debt	$107,375	$6,756

Subordinated Notes Payable

In June 1999, in connection with an acquisition, the Company issued subordinated notes payable in the aggregate principal amount of $14,236,000. The subordinated notes payable were recorded at their estimated fair value at the time of issuance, net of a discount of $2,596,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the notes payable. The principal balance will be paid in equal installments of $800,000 in June 2007 and June 2008 with the remaining balance due in June 2009.

Senior Subordinated Convertible Notes

In May 2003, the Company sold $100,000,000 of 2 1/2% Senior Subordinated Convertible Notes (the “Convertible Notes”) in a private offering. The Convertible Notes were offered to investors at 100% of their principal amount. The Company incurred approximately $3,750,000 of debt issuance costs, which were being amortized over the five year term of the Convertible Notes.

In June 2006, the Company completed the redemption of all Convertible Notes at a redemption price of 100% of principal outstanding, plus interest accrued. Holders of the Notes converted their Notes to shares of the Company’s common stock, at a conversion rate of 117.4398 shares of common stock per $1,000 principal amount of the Notes.

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

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

The Company has capital lease obligations covering primarily computer equipment. As of December 31, 2005 and 2006, such obligations totaled $1,184,000 and $869,000, of which $745,000 and $618,000, respectively, are included in other accrued liabilities based on their maturities. The long-term portion is included in other long-term liabilities.

The maturities of the Company’s debt and capital lease obligations are approximately as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases
2007	$800	$618
2008	800	177
2009	6,400	74
2010	—	—
2011	—	—
Thereafter	—	—

	$8,000	$869

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

Our senior management reviews financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenue and gross profit for each segment. The Company does not allocate research and development, selling, or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. Our senior management does not review assets by operating segment. Consequently, such information is not provided herein. Maintenance and services revenue is derived from software upgrades, technical support, consulting and training. The revenue and gross margins attributable to these segments for the years ended December 31, 2004, 2005 and 2006 are included in the following table (in thousands):

	2004	2005	2006
Revenue:
Software	$127,536	$144,034	$111,231
Maintenance and Services	139,749	151,603	148,455

	$267,285	$295,637	$259,686

Gross Profit:
Software	$110,882	$127,333	$98,294
Maintenance and Services	84,084	97,660	103,293

	$194,966	$224,993	$201,587

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. Revenue is attributed to the country in which the customer is located. No customer accounted for 10% or more of total consolidated revenue. The following tables summarize consolidated revenue of the Company’s operations by geographic location for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	2004	2005	2006
Revenue:
The Americas(1)	$89,367	$87,615	$75,747
Europe(2)	95,961	114,712	103,447
Asia Pacific(3)	81,957	93,310	80,492

Total Revenue	$267,285	$295,637	$259,686

Identifiable Assets:
The Americas(1)		$351,570	$336,871
Europe(2)		58,721	65,723
Asia Pacific(3)		65,297	56,244

Total Identifiable Assets		$475,588	$458,838

(1)	Substantially the United States
(2)	Substantially Germany
(3)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $35,832,000 and $36,200,000 as of December 31, 2005 and 2006, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $5,072,000 as of December 31, 2005 and 2006. The revenue and net assets of ESTECH and our Systems business are presented as discontinued operations and are not included in the above. Refer to Note 15 – Discontinued Operations. The income (loss) before taxes of the Company’s foreign subsidiaries is reported in Note 6—Income Taxes.

NOTE 9—PENSIONS AND OTHER EMPLOYEE BENEFITS

Defined Benefit Pension Plans

The Company has defined benefit plans (the “Plans”) covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. The Plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The Plans do not provide continuing salary or benefits upon retirement. As of December 31, 2005 and 2006, there were 259 and 184 active participants, respectively. During the years ended December 31 2005 and 2006, the Company recognized expense of $1,733,000 and $973,000, respectively.

The Company uses a December 31 measurement date for all of its pension plans. The fair value of plan assets is determined by market value. The Company expects to contribute approximately $400,000 to its pension plans in 2007, but such amount is subject to change.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on benefit obligations, funded status and plan assets as of and for the years ended December 31, 2005 and 2006 is as follows (in thousands):

	2005	2006
Change in Benefit Obligations
Benefit Obligation at Beginning of Year	$9,512	$8,584
Service Cost	1,224	989
Interest Cost	321	361
Actuarial (Gain) Loss	97	706
Benefits and Expenses Paid	(261)	(72)
Curtailment	—	(17)
Settlement	—	(872)
Special Termination Benefit	50	—
Impact of Foreign Currency Changes	(974)	619

Benefit Obligation at End of Year	$9,969	$10,298

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$904	$961
Actual (Loss) Return on Plan Assets	—	2
Employer Contributions	404	396
Benefits and Expenses Paid	(238)	(39)
Impact of Foreign Currency Changes	(115)	(25)

Fair Value of Plan Assets at End of Year	$955	$1,295

Funded Status	$(9,014)	$(9,003)

Unrecognized Net Actuarial Loss/Gain	693	—
Unrecognized Net Transition Obligation	53	—

Net Amount Recognized	$(8,268)	$(9,003)

Discontinued Operation—ESTECH	$(1,275)	$—
Continued Operations	$(6,993)	$(9,003)

Amounts Recognized in Consolidated Balance Sheet
Non Current Assets	$454	$—
Current Liabilities	—	(590)
Non Current Liabilities	(8,722)	(8,413)

Net Amount Recognized	$(8,268)	$(9,003)

Pensions with ABO in excess of Plan Assets (including Discontinued Operation—ESTECH)
Projected Benefit Obligation	$9,969	$10,298
Accumulated Benefit Obligation	$6,638	$7,096
Fair Value of Plan Assets	$955	$1,295

Pension with ABO in excess of Plan Assets - Discontinued Operation—ESTECH)
Projected Benefit Obligation	$1,398	$—
Accumulated Benefit Obligation	$735	$—
Fair Value of Plan Assets	$—	$—

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2006
Components of Net Periodic Benefit Cost and Other Amount Recognized in Other Comprehensive Income
Service Cost	$1,224	$985
Interest Cost	321	361
Expected Return on Plan Assets	(7)	(8)
Amortization of Transition Asset	13	5
Amortization of Net Loss	19	—
Recognized Actuarial Gain	(9)	(36)

Net Periodic Benefit Cost	1,561	1,307
Amount of Curtailment Loss (Gain)	173	(17)
Settlement Gain	—	(317)
Special Termination Benefits / (Acquisition)	49	—

Total Net Periodic Benefit Cost	$1,783	$973

Discontinued Operation—ESTECH	$243	$—
Continued Operations	$1,540	$973

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net Loss (Gain)	$—	$—
Prior Service Cost (Credit)	—	—
Amotization of prior service cost	—	—

Total Recognized in Other Comprehensive Income	$—	$—

Total Recognized in Net Periodic Benefit Cost and Other comprehensive Income	$1,783	$973

Weighted-Average Assumptions (including Discontinued Operation—ESTECH)
Benefit Obligation Determination
Discount Rate	4.73%	4.38%
Rate of Compensation Increase	3.87%	3.91%
Net Periodic Benefit Cost
Discount Rate	3.57%	3.99%
Expected Long-Term Return on Plan Assets	1.50%	1.50%
Rate of Compensation Increase	3.88%	3.83%

As a result of adopting SFAS No. 158, the Company recorded certain adjustments to recognize the funded status of the plan as of December 31, 2006. These adjustments impacted the consolidated financial statements as follows:

	Before SFAS No. 158	SFAS No. 158 Adjustments	After SFAS No. 158
Liability for Pension Benefits	$10,787	$(1,784)	$9,003
Deferred Income Taxes	$19,802	$714	$20,516
Total Liabilities	$149,000	$(1,070)	$147,930
Accumulated Other Comprehensive Income	$(6,635)	$1,070	$(5,565)
Total Stockholders’ Equity	$309,838	$1,070	$310,908

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adjustment to accumulated other comprehensive income resulted from the recognition of the transition asset, prior service cost and actuarial gain not included in the net periodic benefit cost during 2006. These amounts will be amortized and recognized as part of the net period benefit cost beginning in 2007.

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

Years ending December 31,
2007	$117
2008	157
2009	145
2010	238
2011	346
2012 through 2016	2,025

$3,028

Employee Savings Plan

The Company contributes an amount to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. For the years ended December 31, 2004, 2005, and 2006, contributions charged to expense in connection with this plan were $2,747,000, $2,780,000 and $2,728,000, respectively. The plan has a 401(k) feature to permit voluntary employee contributions, which does not affect the Company’s expenses. The company’s contribution vests over a three year period.

Non-Qualified Supplemental Retirement Plan

In 1995, the Company adopted a non-qualified supplemental retirement plan covering certain key employees who have completed a specified term of service with the Company. For the years ended December 31, 2004, 2005 and 2006, contributions charged to expense in connection with this plan were $115,000, $101,000 and $209,000, respectively. As of December 31, 2005 and 2006, the fair value of plan assets and obligations was $828,000 and $1,082,000, respectively, and are classified in other assets and other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 10 —STOCK COMPENSATION

Under the Company’s 2006 Performance Incentive Plan (the “2006 Plan”), a maximum of 7,749,596 shares (plus any shares of common stock subject to stock option grants under other Company stock plans in existence where such options expire, are cancelled or otherwise terminate) of the Company’s common stock may be issued under a broad range of potential equity grants including stock options, stock appreciation rights, restricted stock, performance stock, stock units, phantom stock and dividend equivalents. The purpose of the 2006 Plan is to promote the success of the Company and the interests of its stockholders by providing an additional means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. Equity-based awards are also intended to further align the interests of award recipients and stockholders.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum number of shares to be issued or transferred pursuant to awards under the 2006 Plan equals the sum of: (1) 6,600,000 shares, plus (2) 1,149,596 shares available for additional award grant purposes under the Company’s 1998 and 2001 Stock Option Plans (along with the 1991 Stock Option Plan, collectively the “Existing Stock Plans”) as of September 25, 2006, the date of the 2006 Annual Meeting of Stockholders, plus (3) any shares of common stock subject to stock option grants under other Company stock plans in existence where such options expire, are cancelled or otherwise terminate.

Shares issued for option exercises and vested restricted stock, restricted stock unit awards and performance stock unit awards may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

Stock Options

The Company grants stock options for a fixed number of shares to key employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. Options are exercisable up to ten years from the date of grant, subject to transfer restrictions and vesting provisions outlined at the grant date. Generally, options vest ratably in four annual installments. The stock plans provide that vesting may be accelerated in certain events related to changes in control of the Company, unless prior to such change in control the Compensation Committee determines otherwise. Similarly, the stock plans provide that the Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options. No amendment or cancellation and re-grant, subject to permitted adjustments, shall reduce the per share exercise price to a price less than 100% of the fair market value of the Company’s common stock on the option date of the initial option.

In addition to the MSC stock plans, the Company converted outstanding options acquired as part of the AES acquisition in 2001 into fully vested options to acquire 718,898 shares of the Company’s common stock (the “AES Options”). All such options have an exercise price of $0.10 and were immediately exercisable.

A summary of stock option activity under all the stock option plans for the years ended December 31, 2004, 2005 and 2006 is as follows:

	Options	Option Price Per Share		Weighted- Average Price
Outstanding at January 1, 2004	6,014,616		$0.10 to $ 27.50	$11.74

Granted	747,000		$6.80 to $ 10.74	$8.83
Exercised	(15,847)		$0.10 to $ 5.25	$2.38
Canceled	(375,170)		$0.10 to $ 17.60	$11.99

Outstanding at December 31, 2004	6,370,599		$0.10 to $ 27.50	$11.40

Granted	584,000		$10.27 to $ 16.70	$13.14
Exercised	(71,225)		$4.68 to $ 11.40	$9.32
Canceled	(1,502,555)		$4.68 to $ 27.50	$14.83

Outstanding at December 31, 2005	5,380,819		$0.10 to $ 27.50	$10.66

Granted	1,299,000		$12.92 to $ 19.15	$13.01
Exercised	(1,287,830)	$	— to $ 15.98	$7.46
Canceled	(731,644)		$0.10 to $ 27.50	$12.63

Outstanding at December 31, 2006	4,660,345		$0.10 to $ 27.50	$11.87

The weighted-average fair value of options granted during the year ended December 31, 2006 was $8.58. The aggregate intrinsic value of options outstanding at December 31, 2006 was $15,671,000 and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 4,002,000 shares that had exercise prices lower than $15.23, the market price of our common stock at December 31, 2006. The total intrinsic value of options exercised during 2006 was $5,946,000, determined as of the date of exercise. The aggregate intrinsic value of options exercisable at December 31, 2006 was $12,862,000. In addition, the Company has granted options outside its options plans to certain key executives. As of December 31, 2006, there was 875,000 options outstanding related to these out of plan option grants that have a weighted-average exercise price of $11.56, a weighted-average remaining contractual term of 8.3 years and an aggregate intrinsic value of $3,209,000.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, the number of options outstanding and exercisable under the stock plans, by range of exercise prices, was as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Life (Years)	Options Exercisable		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price		Number of Options	Weighted- Average Exercise Price
At $0.10	29,983	$0.10	4.6	29,983	$0.10	4.6
$ 4.68 to $ 6.99	343,387	$5.77	4.4	322,137	$5.70	4.1
$ 7.10 to $ 10.60	1,696,352	$9.08	5.1	1,386,852	$8.97	4.2
$10.65 to $ 15.95	1,990,923	$13.49	6.4	1,188,923	$13.70	3.8
$15.98 to $ 21.95	574,700	$18.04	5.3	307,200	$18.02	2.9
$ 27.50	25,000	$27.50	1.0	25,000	$27.50	1.0

Total	4,660,345	$11.87	5.6	3,260,095	$11.28	3.4

The number of options vested or expected to vest at December 31, 2006 was 4,485,703. These options had a weighted average exercise price of $11.78, a weighted-average remaining contractual life of 5.2 years and an aggregate intrinsic value of $13,169,000.

At December 31, 2004, 2005 and 2006, the number of options exercisable, the per-share weighted-average exercise prices of the stock options exercisable and the number of options available for future grant under all of the stock plans were as follows:

	Options Exercisable
	Number of Options	Weighted Average Exercise Price	Options Available for Future Grants
December 31, 2004	4,917,184	$11.76	231,917
December 31, 2005	4,628,276	$10.44	943,222
December 31, 2006	3,260,095	$11.28	6,677,941

Restricted Stock, Restricted Stock Unit and Performance Stock Unit Awards

During the fourth quarter of 2006, 1,091,310 restricted stock units were granted to selected employees pursuant to the 2006 Plan, of which 717,760 restricted stock units were time-based grants and 373,550 were performance-based grants. The time-based restricted stock units vest ratably over three anniversary dates ending October 27, 2007, 2008 and 2009. The performance-based restricted stock units vest equally over three years upon annual achievement of specified performance criteria established by the Compensation Committee of our Board of Directors for each year ending December 31, 2007, 2008 and 2009. Total compensation cost for these awards were based on the fair market value of the shares at the date of grant, or $13.50 per share. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the annual performance criteria. In 2006, the Company recognized stock-based compensation of $720,000 related to these awards.

During 2005, in connection with the employment of certain executive officers, the Company granted the right to purchase in aggregate 225,000 shares of restricted common stock, of which 50,000 shares were granted at the fair value of the shares at the date of grant, 50,000 were granted at $10.00 per share, which was less than the then fair market value of $11.56 per share, 25,000 were granted at $7.00 per share, which was less than the then fair market value of $11.40 per share, and 100,000 were granted at $11.00 per share, which was less than the then fair market value of $14.30 per share. One executive officer exercised his right to purchase 50,000 restricted shares of common stock and paid the Company $587,000, while another executive officer exercised his right to purchase 25,000 restricted shares of common stock and paid the Company $175,000. In addition, upon the purchase of the restricted shares, these executive officers received in aggregate 239,000 restricted stock unit awards which vest over four years. During 2005 and 2006 the Company recognized stock-based compensation charges totaling $1,432,000 and $1,307,000, respectively, related to these transactions.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of restricted stock and restricted stock unit activity for the years ended December 31, 2004, 2005 and 2006:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2004	—	$—	—	$—
Granted	25,000	$8.71	—	$—

Nonvested as of December 31, 2004	25,000	$8.71	—	$—
Granted	225,000	$12.80	239,000	$11.68
Vested	—		(9,750)	$11.40
Exercised	(75,000)	$11.62	—
Forfeited	(175,000)	$13.10	—

Nonvested as of December 31, 2005	—	$—	229,250	$11.69
Granted	—	$—	1,091,310	$13.50
Vested	—	$—	(9,750)	$11.40

Nonvested as of December 31, 2006	—	$—	1,310,810	$12.43

As of December 31, 2006, deferred compensation cost related to restricted stock unit awards totaled $11,594,000, which is expected to be recognized over a weighted average period of 2.8 years.

During 2005, in connection with the employment of executive officers and other key employees, the Company granted 395,000 performance stock unit awards that vest and are payable in shares if the per share price of MSC’s common stock exceeds a pre-established per share for thirty consecutive trading days on a national stock exchange within two years from the date of grant. The pre-established share price is determined based on the price of common stock at the date of grant. A summary of awards granted is presented below.

	Awards	Target Price
Outstanding as of January 1, 2005	—	—
Granted	395,000	$15.00 - $23.50

Outstanding as of December 31, 2005	395,000	$15.00 - $23.50

Granted	25,000	$25.00
Forfeited	(15,000)	$17.00

Outstanding as of December 31, 2006	405,000	$15.00 - $25.00

On September 5, 2006, the Company’s common stock began trading on the NASDAQ stock exchange thus satisfying the performance condition on its performance stock unit awards pursuant to FAS 123(R). As a result, the Company recognized $1,907,000 in stock-based compensation expense, representing the vested portion of the estimated fair value through December 31, 2006. The fair value of performance stock unit awards was determined using the Monte Carlo simulation valuation model.

During the year ended December 31, 2005, pursuant to the 2000 Executive Cash or Stock Bonus Plan the Company issued a total of 14,700 shares of its common stock to certain of its officers which was earned in 2004. The amount of stock-based compensation recognized by the Company for the year ended December 31, 2004 totaled $275,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Bonuses earned in 2005 and 2006 are payable in cash and therefore no stock-based compensation has been recognized in 2005 and 2006.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock-based compensation expense recognized during 2004, 2005 and 2006 (amounts in thousands):

	2004	2005	2006
Stock Options	$—	$—	$3,423
Restricted Stock	18	290	—
Restricted Stock Unit Awards	—	1,142	2,027
Performance Stock Unit Awards	—	—	1,907
Executive Cash or Stock Bonus Plan	275	—	—

	$293	$1,432	$7,357

In addition, during 2005 the Company modified the stock options of three departing executives and in 2004 modified the stock options of one departing executive to extend the life of their options. The modifications were valued using the intrinsic value method pursuant to APB Opinion No. 25 and FIN 44. The Company recorded a non-cash charge of $3,107,000 in 2005 and $145,000 in 2004 as a result of these modifications, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The fair value of restricted stock and restricted stock unit awards were determined based on the Company’s stock price as of the measurement date.

SAB 107 requires share-based compensation to be classified in the same expense line items as cash compensation. The following table presents share-based compensation expense for the years ended December 31, 2004, 2005 and 2006, respectively (amounts in thousands):

	2004	2005	2006
Cost of Revenue	$—	$—	$215
Research and Development	—	—	290
Selling, General and Administrative	293	1,432	6,852

Stock Based Compensation Expense Before Taxes	293	1,432	7,357
Income Tax Benefit	(177)	(769)	(1,658)

Stock Based Compensation Expense After Taxes	$116	$663	$5,699

When applicable, the Company included all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows prior to the adoption of SFAS 123(R). SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company follows the alternative transition method discussed in FSP SFAS 123(R)-3. There was no material impact to the Company’s financial statements upon adoption of the alternative transition method in 2006. The Company recorded excess tax benefits of $1,341,000 during 2006.

Employee Stock Purchase Plan

In September 1996, the Company’s Board of Directors adopted the MSC.Software Corporation 1996 Employee Stock Purchase Plan (“ESPP”), providing a maximum of 1,250,000 shares of the Company’s common stock for purchase by eligible employees. Pursuant to the ESPP, eligible employees were entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 10% discount from the fair market value of the common stock as of specific dates. The ESPP is non-compensatory under APB Opinion No. 25 and is intended to provide participating eligible employees an additional incentive to advance the best interests of the Company through ownership of common stock. Since July 31, 2004, there have been no additional purchases of the Company’s stock under the Employee Stock Purchase Plan. In 2004, 191,253 shares were purchased for $1,271,000.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Articles of Incorporation authorized 10,000,000 shares of undesignated preferred stock, which may be issued in more than one series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges or restrictions granted to or imposed upon any unissued series of preferred stock. As of December 2005 and 2006, no preferred shares were issued or outstanding.

Common Stock Repurchase Program

On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock. Share repurchases will be made from time to time in the open market, based on stock availability and price. It is anticipated that the repurchases will be made during the next twelve months, although no assurance can be given as to when they will be made or the total number that will be repurchased. The stock repurchase program has no stated expiration date. Through December 31, 2006, the Company purchased an aggregate of 183,400 shares for $2,581,000, which was recorded in treasury stock on the consolidated balance sheet.

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under various lease agreements, which range from one to twelve years, which require the following minimum annual rental commitments (in thousands):

Years Ending December 31,
2007	$14,746
2008	12,863
2009	10,027
2010	7,368
2011	4,890
Thereafter	7,869

$57,763

For the years ended December 31, 2004, 2005 and 2006, the rental cost for various facilities and equipment under operating leases was $16,484,000, $16,615,000 and $16,910,000, respectively. Although the above table reflects the company’s obligation on leases until the end of its term, management expects that, in the normal course of business, most leases will be renewed or replaced by others.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company subleases all or part of some of its facilities to third parties. In 2004, 2005 and 2006, we recognized sublease income of $1,126,000, $1,129,000 and $2,111,000, respectively, which is included in our selling, general and administrative expenses. Annual minimum rental commitments on these subleases are as follows (in thousands):

Years Ending December 31,
2007	$2,272
2008	2,134
2009	1,752
2010	745
2011	—
Thereafter	—

$6,903

Litigation

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings that have been asserted against us by former employees. The Company is vigorously defending these claims, and believes that it has adequately reserved for potential costs to the Company resulting from these matters, which are not considered material as of December 31, 2006. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations.

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

On November 16, 2006, the SEC notified the Company that it has terminated its investigation that has been underway since April 2005 in connection with matters related to the restatement of financial statements for the period subsequent to December 31, 2000. No enforcement action was recommended as a result of this investigation.

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

In connection with the issuance of the Convertible Notes, the Company agreed to indemnify the initial purchasers of the Convertible Notes against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the initial purchasers may be required to make in respect of those liabilities. The Company believes the estimated fair value of this indemnification is minimal. Accordingly, there are no liabilities recorded for these types of liabilities as of December 31, 2004, 2005 and 2006.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2004, 2005 and 2006.

Severance Compensation Agreements

The Company has entered into Severance Compensation Agreements with twenty-five employees. These Agreements, subject to annual review by the Company’s Board of Directors, are automatically extended in one year increments unless canceled by the Company 60 days prior to the end of the calendar year. These Agreements provide for specified benefits in the event of a change in control, as defined in the Agreements. For Messrs. Weyand, Wienkoop, Laskey and Mongelluzzo these agreements provide 2.5 times annual salary and bonus in the event of termination by the Company for other then Cause (as defined) or by the executive for other then Good Reason (as defined) within two years following a Change in Control (as defined). In addition, these individuals would receive a “gross-up-payment” for any excise tax imposed by Section 4999 of the Internal Revenue Code. Four other executives are covered by a similar agreement but would be entitled to a 2.0 multiple and are not subject to a gross–up-payment. Seventeen other employees are subject to a similar agreement but would be entitled to a 1.0 multiple and also are not subject to a gross-up-payment. The agreements also provide for additional benefits including continued health care benefits. In accordance with his Employment Agreement Mr. Weyand would be entitled to one times his annual salary if terminated for other then cause (irrespective of a change in control).

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2004, 2005 and 2006 (in thousands, except per share data):

	2004	2005	2006
Numerator:
Numerator for Basic Earnings Per Share—Income from Continuing Operations	$9,572	$11,901	$13,341
Effect of Dilutive Securities:
Interest Expense on Convertible Debentures	2,192	1,577	875

Numerator for Diluted Earnings Per Share—Income from Continuing Operations	11,764	13,478	14,216
Income (Loss) from Discontinued Operations	1,307	(83)	461

Numerator for Diluted Earnings Per Share—Net Income	$13,071	$13,395	$14,677

Denominator:
Denominator for Basic Earnings (Loss) Per Share—Weighted-Average Shares Outstanding	30,619	30,835	38,205
Effect of Dilutive Securities:
Employee Stock Options, Stock Purchase Plan and Common Stock Warrants	663	1,657	2,473
Convertible Debentures	11,744	11,744	4,735

Dilutive Potential Common Shares	12,407	13,401	7,208

Denominator for Diluted Earnings (Loss) per Share	43,026	44,236	45,413

Basic Earnings Per Share From Continuing Operations	$0.31	$0.39	$0.35
Diluted Earnings Per Share From Continuing Operations	$0.27	$0.30	$0.31
Basic Earnings Per Share From Discontinued Operations	$0.04	$(0.00)	$0.01
Diluted Earnings Per Share From Discontinued Operations	$0.03	$(0.00)	$0.01
Basic Earnings Per Share	$0.36	$0.38	$0.36
Diluted Earnings Per Share	$0.30	$0.30	$0.32

For additional disclosures regarding the subordinated convertible notes, employee stock options, common stock warrants and the employee stock purchase plan, refer to Note 7—Long-Term Debt and Note 10—Stock Compensation.

The following table shows the common stock equivalents that were outstanding as of December 31, 2004, 2005 and 2006, but were not included in the computation of diluted earnings (loss) per share because the common stock equivalents’ exercise price was greater than the average market price of the common shares for the period presented and, therefore, the effect would be anti-dilutive, or the effect of the conversion would otherwise be anti-dilutive:

	Number of Shares	Price Per Share
Anti-Dilutive Stock Options:
As of December 31, 2004	2,587,466	$9.46 to $ 27.50
As of December 31, 2005	611,000	$15.85 to $ 27.50
As of December 31, 2006	351,658	$15.38 to $ 27.50

Anti-Dilutive Common Stock Warrants:
As of December 31, 2004	15,000	$15.00
As of December 31, 2005	None	— —
As of December 31, 2006	None	— —

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—RELATED PARTY TRANSACTIONS

The Company leased office space in a building in Seoul, Korea and continues to lease office space in a building in Sydney, Australia, both of which are owned by employees of the Company. For the years ended December 31, 2004, 2005 and 2006, the Company paid rent totaling approximately $456,000, $613,000 and $607,000, respectively.

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

NOTE 15—DISCONTINUED OPERATIONS AND SALE OF LONG-LIVED ASSETS

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

The results of the discontinued operations of ESTECH included in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2005 and 2006 were as follows (in thousands):

	2004	2005	2006
Net Revenue	$10,011	$9,120	$2,064
Less Cost of Revenue & Operating Expenses	7,396	7,117	1,311

Operating Income	2,615	2,003	753
Other Expenses (Income)	52	13	(11)

Income Before Provision for Income Taxes	2,563	1,990	764
Provision for Income Taxes	(1,256)	(963)	(328)

Income from Discontinued Operations	1,307	1,027	436
Income (Loss) from Disposal of Discontinued Operations, net of Income Taxes	—	(1,110)	25

Total Income (Loss) from Discontinued Operations	$1,307	$(83)	$461

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of ESTECH and the Systems business included in the consolidated balance sheets as of December 31, 2005 and 2006 were as follows (in thousands):

	2005	2006
Assets:
Cash and Cash Equivalents	$2,208	$—
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $28 and $15, respectively	3,590	—
Other Current Assets	5	—

Total Current Assets	5,803	—

Property and Equipment, Net	655	—
Goodwill	4,962	—
Other Assets	768	—

Total Long Term Assets	6,385	—

Total Assets	12,188	—

Liabilities:
Accounts Payable	1,569	1,383
Accrued Liabilities and Other Current Liabilities	613	—
Restructuring Reserve	684	479

Total Current Liabilities	2,866	1,862
Other Long-Term Liabilities	1,393	—

Total Liabilities	4,259	1,862

Net Assets (Liabilities)	$7,929	$(1,862)

Systems Business

In 2003, the Company discontinued its Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of December 31, 2006, the restructuring reserve totaled $479,000, which includes remaining lease obligations that will terminate in 2010. In addition, accrued liabilities of $1,383,000 for certain contractual obligations related to the Systems business remain as of December 31, 2006.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the activity in the restructuring reserve related to discontinued operations of the Systems business during 2005 and 2006 (in thousands):

	Workforce Reductions	Facilities	Total
Balance at January 1, 2005	4	838	842
Reclass to Restructuring Reserve - Continuing Operations	—	(69)	(69)
Cash Payments	(4)	(97)	(101)

Balance at December 31, 2005	—	672	672
Adjustment	—	(25)	(25)
Cash Payments	—	(168)	(168)

Balance at December 31, 2006	$—	$479	$479

Current	$—	$142	$142

Long Term	$—	$337	$337

PLM Assets

In March and October 2006, the Company completed the sales of certain assets related to its PLM business in North America and Europe, respectively, and recorded an aggregate pre-tax gain of approximately $4,640,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The PLM business primarily included reselling PLM software, including CATIA, ENOVIA, and SMARTEAM software and providing implementation services to efficiently and effectively deploy such software.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 (in thousands, except per share data).

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Software	$29,279	$31,407	$22,650	$27,895
Maintenance and services	38,099	36,528	35,724	38,104

Total revenue	67,378	67,935	58,374	65,999

Cost of Revenue:
Software	3,994	3,256	2,632	3,055
Maintenance and Services	14,605	11,942	9,206	9,409

Total Cost of Revenue	18,599	15,198	11,838	12,464

Gross Profit	48,779	52,737	46,536	53,535

Operating Expenses:
Research and Development	10,953	10,981	9,883	11,432
Selling, General and Administrative	32,029	39,235	38,810	42,672
Amortization of Intangibles	187	188	187	188
Impairment Charges	—	—	—	141

Total Operating Expenses	43,169	50,404	48,880	54,433

Operating Income (Loss)	5,610	2,333	(2,344)	(898)

Other Expense (Income):
Interest Expense	1,091	1,983	255	254
Other Expense (Income), Net	(1,315)	(1,231)	(1,346)	(1,400)

Total Other Expense (Income), net	(224)	752	(1,091)	(1,146)

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	5,834	1,581	(1,253)	248
Provision (Benefit) for Income Taxes	2,742	743	540	(10,956)

Income (Loss) From Continuing Operations	3,092	838	(1,793)	11,204
Total Income From Discontinued Operations	436	—	—	25

Net Income (Loss)	$3,528	$838	$(1,793)	$11,229

Basic Earnings (Loss) Per Share From Continuing Operations	$0.10	$0.02	$(0.04)	$0.26
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.08	$0.02	$(0.04)	$0.25
Basic Earnings Per Share From Discontinued Operations	$0.01	$—	$—	$—
Diluted Earnings Per Share From Discontinued Operations	$0.01	$—	$—	$—
Basic Earnings (Loss) Per Share	$0.11	$0.02	$(0.04)	$0.26
Diluted Earnings (Loss) Per Share	$0.09	$0.02	$(0.04)	$0.25

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Software	$32,172	$28,706	$36,832	$46,324
Maintenance and services	36,158	38,176	38,742	38,527

Total revenue	68,330	66,882	75,574	84,851

Cost of Revenue:
Software	4,348	3,955	3,925	4,473
Maintenance and Services	13,608	12,036	13,607	14,692

Total Cost of Revenue	17,956	15,991	17,532	19,165

Gross Profit	50,374	50,891	58,042	65,686

Operating Expenses:
Research and Development	11,562	11,500	11,461	12,733
Selling, General and Administrative	36,624	38,800	32,911	39,421
Amortization of Intangibles	184	186	186	194

Total Operating Expenses	48,370	50,486	44,558	52,348

Operating Income (Loss)	2,004	405	13,484	13,338

Other Expense (Income):
Interest Expense	1,093	1,148	1,056	1,118
Other Expense (Income), Net	485	(131)	(703)	(553)

Total Other Expense, net	1,578	1,017	353	565

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	426	(612)	13,131	12,773
Provision (Benefit) for Income Taxes	265	(329)	7,023	6,858

Income (Loss) From Continuing Operations	161	(283)	6,108	5,915

Discontinued Operations:
Income (Loss) From Discontinued Operations, Net of Income Taxes	399	(33)	230	431
Loss From Disposal of Discontinued Operations, Net of Income Taxes	—	—	—	(1,110)

Total Income (Loss) From Discontinued Operations	399	(33)	230	(679)

Net Income (Loss)	$560	$(316)	$6,338	$5,236

Basic Earnings (Loss) Per Share From Continuing Operations	$0.01	$(0.01)	$0.20	$0.19
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.01	$(0.01)	$0.15	$0.14
Basic Earnings (Loss) Per Share From Discontinued Operations	$0.01	$—	$0.01	$(0.02)
Diluted Earnings (Loss) Per Share From Discontinued Operations	$0.01	$—	$0.01	$(0.02)
Basic Earnings (Loss) Per Share	$0.02	$(0.01)	$0.21	$0.17
Diluted Earnings (Loss) Per Share	$0.02	$(0.01)	$0.15	$0.13

NOTE 17—SUBSEQUENT EVENT

On January 17, 2007, the Board of Directors of MSC.Software Corporation approved the implementation of a cost reduction program that includes a reduction of its current workforce by 85 employees, or approximately 7%, and facility closings and consolidations. The cost reduction program was deemed necessary to better align the Company’s global operating costs with its new enterprise sales strategy in an effort to compete aggressively in all markets and to improve operating profit. The Company estimates that total costs related to the cost reduction program will be between $6.0 million and $8.0 million, which includes a charge for severance and termination benefits of between $5.0 million and $6.5 million and charges related to facility closings and consolidations of between $1.0 million and $1.5 million. The Company expects such charges will be incurred and recognized in the first and second quarters of 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MSC.Software Corporation

Santa Ana, CA

We have audited the accompanying consolidated balance sheets of MSC.Software Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MSC.Software Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R).

DELOITTE & TOUCHE LLP

Costa Mesa, California

March 1, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2006, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective in ensuring that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). In addition to utilizing substantial internal resources, management also engaged an outside consulting firm to assist in various aspects of its evaluation and compliance efforts. Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears under the Report of Independent Public Accounting Firm which is included below.

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

Changes in Internal Control over Financial Reporting

Management undertook significant efforts during 2006 to establish a framework to improve internal controls over financial reporting, particularly as they related to the material weaknesses previously disclosed in our 2005 Annual Report on Form 10-K. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts were required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting.

During 2006, we added staff with technical accounting experience to increase the level of review over the Company’s accounting, disclosure, and compliance with accounting principles generally accepted in the United States of America. In addition, we undertook initiatives to improve our communication, monitoring, risk assessment and processes and procedures, including upgrading our financial and management information systems.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MSC.Software Corporation

Santa Ana, CA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that MSC.Software Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a.) Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and b.) Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R).

DELOITTE & TOUCHE LLP

Costa Mesa, California

March 1, 2007

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of MSC

Information about our Directors is incorporated by reference from the section entitled “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2006 (the “Proxy Statement”).

The information to be included in the section entitled “Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information to be included in the section entitled “Corporate Governance—Code of Ethics” in the Proxy Statement is incorporated herein by reference.

The information to be included in the section entitled “Audit Committee” in the Proxy Statement is incorporated herein by reference.

Executive Officers of MSC

For information required by this Item regarding the Company’s executive officers, see Item 1 of Part I of this report entitled “Business.”

ITEM 11.	EXECUTIVE COMPENSATION

The information to be included in the sections entitled “Executive Compensation,” “Corporate Governance—Directors Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Report of the Compensation Committee” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

The information to be included in the section entitled “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

The information to be included in the section entitled “Corporate Governance—Board Independence and Meetings” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be included in the section entitled “Fees Paid to Independent Registered Public Accounting Firms” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a) 1. Financial Statements

The following consolidated financial statements of MSC.Software Corporation, as included in this Report, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2005 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2005 and 2006

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006

Notes to Consolidated Financial Statements

Independent Registered Public Accounting Firms’ Reports

Item 15(a) 2. Financial Statement Schedules

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because the information either has been shown in the consolidated financial statements or notes thereto, or is not applicable or required under the instructions.

Item 15(a) 3. Exhibits

Exhibit Number
3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of MSC.Software Corporation, as amended through January 17, 2007 to reduce the exact number of directors from seven (7) to five (5) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed January 19, 2007, and incorporated herein by reference).

4.1	Common Stock Purchase Warrants issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

4.2	Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and Chase Mellon Shareholder Services, L.L.C., (now Mellon Investor Services LLC) as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement dated as of October 18, 2004, by and between MSC.Software Corporation and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.4	The MacNeal-Schwendler Corporation Indenture dated as of June 17, 1999 with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

Exhibit Number
10.1	Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.2	First Amendment dated August 11, 2000, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.2 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.3	Second Amendment dated January 19, 2001, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.3 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.4	Third Amendment dated March 13, 2001, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.4 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.5	Agreement of Lease, entered into August 5, 1999, between William C. Martin or his Assignee, and Mechanical Dynamics, Inc., predecessor by merger dated May 9, 2002 to MSC.Software Corporation (filed as Exhibit 10.5 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.6*	1991 Stock Option Plan (filed as Annex A to The MacNeal-Schwendler Corporation’s Annual Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1992, and incorporated herein by reference).

10.7*	1991 Stock Option Plan Amendment (filed as part of The MacNeal-Schwendler Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders on June 14, 1995, and incorporated herein by reference).

10.8*	1998 Stock Option Plan, as amended (filed as Exhibit A to The MacNeal-Schwendler Corporation’s Annual Proxy Statement for the Annual Meeting of Shareholders held on June 23, 1999, and incorporated herein by reference).

10.9*	1998 Stock Option Plan, as amended (filed as Exhibit B to MSC.Software Corporation’s Annual Proxy Statement for the Annual Meeting of Shareholders held on May 10, 2000, and incorporated herein by reference).

10.10*	2001 Stock Option Plan (filed as Appendix E to MSC.Software Corporation’s Definitive Proxy Statement on Schedule 14A filed on June 15, 2001, for the Annual Meeting of Shareholders held on July 18, 2001, and incorporated herein by reference).

10.11*	2001 Stock Option Plan, as amended (filed as Appendix B to MSC.Software Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2002, and incorporated herein by reference).

10.12*	MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.1 to a Current Report on Form 8-K filed September 29, 2006, and incorporated herein by reference).

10.13*	1996 Stock Purchase Plan, as amended (filed as Appendix C to MSC.Software Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2002, and incorporated herein by reference).

10.14*	MSC.Software Corporation Defined Contribution Plan (filed as Exhibit 10.16 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.15*	Trust Agreement for the MSC.Software Corporation Defined Contribution Plan (filed as Exhibit 10.17 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

Exhibit Number
10.16*	MSC.Software Corporation Supplemental Retirement and Deferred Compensation Plan (filed as Exhibit 10.18 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.17*	Trust Agreement for the MSC.Software Corporation 2005 Supplemental Retirement and Deferred Compensation Plan, effective as of January 1, 2005 (filed as Exhibit 10.1 of MSC.Software Corporation’s Form 10-Q filed for the quarter ended March 31, 2005, and incorporated herein by reference).

10.18	Form of Agreement for use of MSC.Nastran, as modified to September 1991 (filed as Exhibit 10.1 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the fiscal year ended January 31, 1992, and incorporated herein by reference).

10.19	Agreement dated October 22, 1982, between MSC.Software Corporation and NASA (filed as Exhibit 10.2 to MSC.Software Corporation’s Registration Statement on Form S-1, File No. 2-82719, and incorporated herein by reference).

10.20*	Form of Indemnification Agreement between MSC.Software Corporation and directors, officers and agents thereof (filed as Exhibit 10.5 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended January 31, 1989, and incorporated herein by reference).

10.21	Registration Rights Agreement dated June 18, 1999 among The MacNeal-Schwendler Corporation, Dendron Technology B.V. and Fronos Technology B.V. (filed as Exhibit 4.3 to a Current Report on Form 8-K filed July 1, 1999 and incorporated herein by reference).

10.22*	Form of Director Change in Control Agreement (filed as Exhibit 10.15 to The MacNeal-Schwendler Corporation’s Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

10.23	Divestiture and Software License Agreement, dated April 7, 2003, between MSC.Software Corporation and Unigraphics Solutions, Inc. a wholly owned subsidiary of Electronic Data Systems, Inc. (filed as Exhibit 10.3 of MSC.Software Corporation’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.24*	Employment Letter Agreement, dated as of October 11, 2004 between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.13 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.25*	Employment Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.1 to a Current Report on Form 8-K filed February 16, 2005, and incorporated herein by reference).

10.26*	Stock Purchase Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.2 to a Current Report on Form 8-K filed February 16, 2005, and incorporated herein by reference).

10.27*	Form of Stock Unit Award Agreement (undated) between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.3 to a Current Report on Form 8-K filed February 16, 2005, and incorporated herein by reference).

10.28*	Performance Stock Unit Award Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.4 to a Current Report on Form 8-K filed February 16, 2005, and incorporated herein by reference).

10.29*	Form of Nonqualified Stock Option Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.5 to a Current Report on Form 8-K filed February 16, 2005, and incorporated herein by reference).

10.30*	Letter Agreement, dated on or about February 28, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 9, 2005, and incorporated herein by reference).

Exhibit Number
10.31*	Nonqualified Stock Option Agreement, dated as of March 8, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.32*	Restricted Stock Unit Award Agreement, dated as of March 8, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.2 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.33*	Form of Restricted Stock Purchase Agreement, dated as of March, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.3 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.34*	Nonqualified Stock Option Agreement, dated as of March 9, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.4 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.35*	Form of Restricted Stock Purchase Agreement, dated as of March , 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.5 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.36*	Performance Stock Unit Award Agreement, dated as of March 9, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.6 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.37*	Severance Compensation Agreement, effective as of July 6, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.1 to a Current Report on Form 8-K filed July 11, 2005, and incorporated herein by reference).

10.38*	Severance Compensation Agreement, effective as of July 6, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.2 to a Current Report on Form 8-K filed July 11, 2005, and incorporated herein by reference).

10.39*	Letter Agreement dated July 27, 2005 between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.1 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.40*	Nonqualified Stock Option Agreement, dated as of August 15, 2005, between MSC.Software Corporation and Glenn R.Wienkoop (filed as Exhibit 10.2 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.41*	Form of Restricted Stock Purchase Agreement, dated as of August 15, 2005, between MSC.Software Corporation and Glenn R.Wienkoop (filed as Exhibit 10.3 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.42*	Performance Stock Unit Award Agreement, effective August 15, 2005, between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.4 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.43*	Severance Compensation Agreement, effective August 15, 2005, between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.5 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.44*	Reference to action taken by the Compensation Committee relative to establishing performance criteria for 2005 bonuses (referenced as Item 1.01 to a Current Report on Form 8-K filed September 7, 2005, and incorporated herein by reference).

10.45*	Form of Stock Unit Award Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.1 to a Current Report on Form 8-K filed November 1, 2006, and incorporated herein by reference).

Exhibit Number
10.46*	Form of Performance Stock Unit Award Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.2 to a Current Report on Form 8-K filed November 1, 2006, and incorporated herein by reference).

10.47*	Employment Agreement, dated as of November 27, 2006, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.1 to a Current Report on Form 8-K filed December 1, 2006, and incorporated herein by reference).

10.48*	Form of Nonqualified Stock Option Agreement, undated, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.2 to a Current Report on Form 8-K filed December 1, 2006, and incorporated herein by reference).

10.49*	Form of Stock Unit Award Agreement, undated, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.3 to a Current Report on Form 8-K filed December 1, 2006, and incorporated herein by reference).

10.50*	Form of Performance Stock Unit Award Agreement, undated, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.4 to a Current Report on Form 8-K filed December 1, 2006, and incorporated herein by reference).

10.51*	Form of Non-Employee Director Non-Qualified Stock Option Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.1 to a Current Report on Form 8-K filed December 22, 2006, and incorporated herein by reference).

14	MSC.Software Corporation Code of Business Conduct and Ethics (filed as Exhibit 14 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

21**	Material Subsidiaries of the Registrant.

23**	Independent Registered Public Accounting Firms’ Consent.

31.1**	Certification of Chief Executive Officer.

31.2**	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

*	Denotes management contract or compensatory plan.
**	Indicates filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

Dated: March 1, 2007	By:	/s/ WILLIAM J. WEYAND
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: March 1, 2007	By:	/s/ WILLIAM J. WEYAND
Chairman of the Board and Chief Executive Officer

Dated: March 1, 2007	By:	/s/ JOHN J. LASKEY
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 1, 2007	By:	/s/ DONALD GLICKMAN
Director

Dated: March 1, 2007	By:	/s/ WILLIAM F. GRUN
Director

Dated: March 1, 2007	By:	/s/ ASHFAQ A. MUNSHI
Director

Dated: March 1, 2007	By:	/s/ GEORGE N. RIORDAN
Director

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2004, 2005 and 2006

(in thousands)

	2004	2005	2006
Beginning Balance	$2,413	$3,313	$1,296
Charge to operations	991	498	625
Write offs and other adjustments, net	(91)	(2,515)	(366)

Ending Balance	$3,313	$1,296	$1,555