Form 10-Q
period 2007-03-31
MSC SOFTWARE CORP
filed 2007-05-10
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2007

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

As of April 30, 2007, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 43,881,912.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share value amounts)

	December 31, 2006	March 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$111,878	$100,597
Investments	14,123	12,000
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,555 and $2,365, respectively	70,432	74,472
Income Tax Receivable	—	4,919
Deferred Taxes	15,727	15,707
Other Current Assets	7,440	7,694

Total Current Assets	219,600	215,389
Property and Equipment, Net	19,055	20,849
Goodwill and Indefinite Lived Intangibles	178,457	178,457
Other Intangible Assets, Net	25,912	24,447
Deferred Tax Assets	4,789	11,798
Other Assets	11,025	11,357

Total Assets	$458,838	$462,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	10,666	8,066
Compensation and Related Costs	18,949	16,585
Current Portion of Long-Term Debt	800	800
Restructuring Reserve	—	2,015
Income Taxes Payable	2,903	—
Deferred Revenue	71,694	72,376
Other Current Liabilities	14,366	13,085
Current Liabilities of Discontinued Operations	1,862	1,569

Total Current Liabilities	121,240	114,496
Unrecognized Tax Benefits	—	7,160
Long-Term Deferred Revenue	6,495	13,925
Long-Term Debt	6,756	6,801
Other Long-Term Liabilities	13,439	15,663

Total Liabilities	147,930	158,045

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 43,960,000 and 44,271,000 Issued and 43,738,000 and 43,910,000 Outstanding, respectively.	440	443
Additional Paid-in Capital	415,860	419,289
Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(13,363)	(13,397)
Unrealized Investment Gain, net of Tax	8,868	7,548
Pension Liability Adjustment, net of Tax	(1,070)	(1,054)

Total Accumulated Other Comprehensive Loss	(5,565)	(6,903)

Accumulated Deficit	(96,953)	(103,739)
Treasury Shares, At Cost (222,000 and 361,000 Shares, respectively)	(2,874)	(4,838)

Net Shareholders’ Equity	310,908	304,252

Total Liabilities and Shareholders’ Equity	$458,838	$462,297

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2007
Revenue:
Software	$29,279	$23,003
Maintenance and Services	38,099	34,646

Total Revenue	67,378	57,649

Cost of Revenue:
Software	3,994	3,092
Maintenance and Services	14,605	8,555

Total Cost of Revenue	18,599	11,647

Gross Profit	48,779	46,002

Operating Expense:
Research and Development	10,953	13,205
Selling, General and Administrative	32,029	38,910
Amortization of Intangibles	187	175
Restructuring Charge	—	7,097

Total Operating Expense	43,169	59,387

Operating Income (Loss)	5,610	(13,385)

Other (Income) Expense :
Interest Expense	1,091	281
Other Income, net	(1,315)	(1,074)

Total Other (Income), net	(224)	(793)

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	5,834	(12,592)
Provision (Benefit) For Income Taxes	2,742	(6,167)

Income (Loss) From Continuing Operations	3,092	(6,425)

Income From Discontinued Operations, net of Income Taxes	436	175

Net Income (Loss)	$3,528	$(6,250)

Basic Earnings (Loss) Per Share From Continuing Operations	$0.10	$(0.15)
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.08	$(0.15)
Basic Earnings Per Share From Discontinued Operations	$0.01	$—
Diluted Earnings Per Share From Discontinued Operations	$0.01	$—
Basic Earnings (Loss) Per Share	$0.11	$(0.14)
Diluted Earnings (Loss) Per Share	$0.09	$(0.14)
Basic Weighted-Average Shares Outstanding	31,000	43,533
Diluted Weighted-Average Shares Outstanding	45,040	43,533

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$3,528	$(6,250)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	130	827
Depreciation and Amortization of Property and Equipment	1,746	1,784
Amortization of Intangibles	1,479	1,467
Amortization of Debt Issuance Costs and Discount	250	45
(Gain) Loss on Disposal of Long-Lived Assets	(6)	17
Gain on Sale of Long-Lived Assets	(4,439)	—
Amortization of Transition Obligation, net	—	28
Stock Based Compensation	822	1,558
Stock Option Modification	—	674
Provision for Deferred Income Taxes	81	(5,198)
Unrecognized Tax Benefits	—	(346)
Changes in Operating Assets and Liabilities
Trade Accounts Receivable	(6,260)	(4,866)
Other Current Assets	(311)	(454)
Other Assets	(854)	(312)
Accounts Payable	(3,685)	(3,121)
Compensation and Related Expenses	1,793	(2,364)
Restructuring Reserve	(11)	2,015
Income Taxes	(788)	(1,831)
Deferred Revenue	(1,188)	8,167
Other Current Liabilities	733	(1,282)
Other Liabilities	51	2,366
Discontinued Operations	(655)	(293)

Net Cash Used In Operating Activities	(7,584)	(7,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(786)	(3,073)
Proceeds from Sale of Long-Lived Assets	4,330	242
Discontinued Operations	10,202	—

Net Cash Provided By (Used In) Investing Activities	13,746	(2,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Common Stock	—	(1,964)
Payment of Capital Lease Obligations	(273)	(193)
Proceeds from Exercise of Stock Options	368	1,200

Net Cash Provided By (Used In) Financing Activities	95	(957)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	89	(124)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,346	(11,281)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,478	111,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,824	$100,597

Supplemental Cash Flow Information:
Income Taxes Paid, net	$3,688	$675
Interest Paid	$370	$320
Property and Equipment Additions Financed Under Capital Leases	$309	$—
Conversion of Subordinated Debentures into Common Stock	$1,301	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION AND CONSOLIDATION

Nature of Operations – MSC.Software Corporation (“MSC” or the “Company”) designs, produces, supports and markets proprietary enterprise simulation solutions, including simulation software and related professional services. Our enterprise simulation solutions are used in conjunction with computer-aided engineering that we believe creates a more flexible, efficient and cost effective environment for product development. Our products and services are marketed internationally to various industries, including aerospace, automotive and other industrial concerns, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Basis of Presentation and Consolidation – In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to these instructions, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the Company has made all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2007 and the consolidated results of operations for the three months ended March 31, 2006 and 2007. The consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements and accompanying notes should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Significant estimates and judgments include those related to revenue recognition, accounts receivable allowances, income taxes, valuation of long-lived assets, and certain accrued liabilities, among others. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 (“EITF 06-03”), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. The adoption of EITF 06-03 on January 1, 2007 did not have an effect on the Company’s policy related to sales taxes and therefore, did not have an effect on the Company’s consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods, and the transition of the accounting method upon the adoption of FIN 48. It also requires footnote and tabular disclosures about unrecognized tax benefits. FIN 48 is effective for years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective as of January 1, 2007. Refer to Note 7 – Income Taxes.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

March 31, 2007

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within that fiscal year. The Company is evaluating what effect the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company does not expect this statement to have a material impact on its 2008 consolidated financial statements.

NOTE 3 – STOCK-BASED COMPENSATION

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

The following table summarizes the share-based compensation expense recognized during the three months ended March 31, 2006 and 2007 (amounts in thousands):

	Three Months Ended March 31,
	2006	2007
Stock Options	$495	$936
Restricted Stock Unit Awards	327	709
Performance Stock Unit Awards	—	(87)

	$822	$1,558

The compensation cost recognized in the unaudited condensed consolidated statement of operations for these share-based compensation arrangements was as follows for the three months ended March 31, 2006 and 2007 (amounts in thousands):

	Three Months Ended March 31,
	2006	2007
Cost of Revenue	$—	$99
Research and Development	—	113
Selling, General and Administrative	822	1,346

Stock Based Compensation Expense Before Taxes	822	1,558
Income Tax Benefit	(386)	(763)

Stock Based Compensation Expense After Taxes	$436	$795

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

March 31, 2007

Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options under SFAS 123(R). The Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for stock options is estimated by historical stock price volatility over the estimated expected term of the Company’s share-based awards. The expected term of the Company’s share-based awards are based on historical experience.

The assumptions used to estimate the fair value of stock options granted for the three months ended March 31, 2006 and 2007 are as follows:

	Three Months Ended March 31,
	2006	2007
Dividend Yield	0.0%	0.0%
Expected Volatility	49.1%	49.0%
Risk-Free Interest Rate	4.4%	4.6%
Estimated Life	6.3 Years	6.1 Years

The following table summarizes option activity during the quarter ended March 31, 2007 (dollar amounts in thousands, except option prices):

	Options	Option Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,660,345	$0.10 to $27.50	$11.87
Granted	310,000	$12.62 to $15.54	$14.52
Exercised	(125,231)	$4.68 to $17.60	$15.20
Canceled	(87,225)	$0.10 to $14.00	$9.23

Outstanding at March 31, 2007	4,757,889	$0.10 to $27.50	$12.04	6 Years	$11,810

Exercisable at March 31, 2007	3,471,055	$0.10 to $27.50	$11.41	5 Years	$10,563

The weighted-average fair value of options granted during the three months ended March 31, 2007 was $7.72. The aggregate intrinsic value of options outstanding at March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2,915,000 shares that had exercise prices that were lower than the $13.75 market price of our common stock at March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $722,000, determined as of the date of exercise. In addition, the Company has granted options outside its options plans to certain key executives. As of March 31, 2007, there were 875,000 options outstanding related to these out of plan option grants that have a weighted-average exercise price of $11.56, a weighted-average remaining contractual term of 8.0 years and an aggregate intrinsic value of $2,065,000.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

March 31, 2007

As of March 31, 2007, the number of options outstanding and exercisable under the stock plans, by range of exercise prices, was as follows:

	Options Outstanding		Weighted-Average Remaining Contractual Life (Years)	Options Exercisable		Weighted-Average Remaining Contractual Life
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price		Number of Options	Weighted- Average Exercise Price
$ 0.10 to $ 0.15	26,483	$0.10	4.3	26,483	$0.10	4.3
$ 4.68 to $ 7.02	326,156	$5.81	4.2	304,906	$5.74	4.0
$ 7.10 to $10.65	1,635,917	$9.12	5.2	1,546,417	$9.14	5.1
$10.70 to $16.05	2,337,633	$13.76	6.8	1,310,508	$13.85	5.0
$16.18 to $24.27	406,700	$18.82	6.3	257,741	$19.00	4.9
At $27.50	25,000	$27.50	4.3	25,000	$27.50	4.3

Total	4,757,889	$12.04	6.0	3,471,055	$11.41	5.0

The number of options vested or expected to vest at March 31, 2007 was 4,646,826. These options had a weighted average exercise price of $11.50, a weighted-average remaining contractual life of 5.9 years and an aggregate intrinsic value of $11,744,000.

Restricted Stock, Restricted Stock Unit and Performance Stock Unit Awards

The fair value of restricted stock and restricted stock unit awards were determined based on the Company’s stock price as of the measurement date, which is the date of grant. As of March 31, 2007, there was $14,484,000 of deferred compensation cost related to restricted stock unit awards, which is expected to be recognized over a weighted average period of 2.7 years.

The following table presents a summary of restricted stock unit activity for the three months ended March 31, 2007:

	Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2006	1,310,810	$12.43
Granted	206,000	$15.45
Vested	(200,000)	$11.73
Forfeited	(71,770)	$12.93

Nonvested as of March 31, 2007	1,245,040	$13.09

During 2005 and 2006, in connection with the employment of executive officers and other key employees, the Company granted performance stock unit awards that vest and are payable in shares if the per share price of MSC’s common stock exceeds a pre-established per share for thirty consecutive trading days on a national stock exchange within two years from the date of grant. On September 5, 2006, the Company’s common stock began trading on the NASDAQ stock exchange thus satisfying the performance condition on its performance stock unit awards pursuant to FAS 123(R). As a result, the Company recognized $1,907,000 in stock-based compensation expense, representing the vested portion of the estimated fair value through December 31, 2006. The pre-established share price is determined based on the price of common stock at the date of grant. The fair value of performance stock unit awards granted was estimated using the Monte Carlo simulation valuation model. As of March 31, 2007 all compensation cost related to the performance stock unit awards has been recognized over the expected vesting period, although adjustments may be recorded in future periods for forfeitures of unvested shares.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

March 31, 2007

The following table presents a summary of performance stock unit activity for the three months ended March 31, 2007:

	Awards	Target Price
Outstanding as of December 31, 2006	405,000	$15.00 -$25.00
Vested	(100,000)	$15.00
Cancelled	(30,000)	$17.00
Forfeited	(25,000)	$17.00 -$23.50

Outstanding as of March 31, 2007	250,000	$17.00 -$25.00

Shares issued for option exercises and vested restricted stock, restricted stock unit awards and performance stock unit awards may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

In addition, during the three months ended March 31, 2007, the Company modified the stock options of a departing executive to extend the life of the vested options and recorded a non-cash charge of $674,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The amount represents the unamortized cost of outstanding options at the date of the modification, which exceeded the fair value of the unvested options as determined using the Black-Scholes valuation model in accordance with SFAS No. 123(R).

NOTE 4 – PENSION PLANS

The Company has defined benefit plans covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German plan is unfunded. The components of net periodic benefit cost for these pension plans are as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Service Cost	$248	$245
Interest Cost	92	105
Expected Return on Plan Assets	(2)	(3)
Amortization of Transition Obligation	1	32
Amortization of Net (Gain) Loss	6	(4)

Net Periodic Benefit Cost	$345	$375

The amortization of transition obligation and net (gain) for the three months ended March 31, 2007 has been included in other comprehensive income (loss), net of tax, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

The Company’s pension liabilities are reported in the consolidated balance sheets as follows (in thousands):

	December 31, 2006	March 31, 2007
Other Current Liabilities	$590	$472
Other Long-Term Liabilities	8,413	8,695

	$9,003	$9,167

As of March 31, 2007, contributions totaling $91,000 have been made to the plans. The Company anticipates that contributions totaling approximately $386,000 will be made to its pension plans during 2007.

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Net Income (Loss)	$3,528	$(6,250)
Changes in:
Foreign Currency Translation Adjustments, net of Tax	191	(34)
Unrealized Losses on Investments, net of Tax	(996)	(1,320)

Comprehensive Income (Loss)	$2,723	$(7,604)

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

March 31, 2007

NOTE 6 – RESTRUCTURING RESERVE

On January 17, 2007, the Company’s Board of Directors approved the implementation of a cost reduction program that includes a reduction of its current workforce by 85 employees, or approximately 7%, and facility closings and consolidations. The cost reduction program was deemed necessary to better align the Company’s global operating costs with its new enterprise sales strategy in an effort to improve operating profit.

The restructuring charge recorded in the three months ended March 31, 2007 was recognized in the period in which the affected employees were notified and ceased providing services to the Company, or the Company ceased use of the affected facilities. The initial restructuring charge related to the facilities represented estimated remaining gross lease obligations for the vacated space of $12,421,000, net of estimated future sublease income of approximately $7,780,000, and a present value factor of $1,024,000 (using a discount rate of 8%). In addition, we recorded $80,000 to the facilities charge representing the expected sublease income that was not recognized for the period ended March 31, 2007. Similar adjustments to the facilities charge will be recorded in future periods to the extent we have not entered into sublease arrangements. We will review quarterly the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, which may result in adjustments to established reserves.

The following is the activity in the restructuring reserve during the three months ended March 31, 2007:

	Workforce Reductions	Facilities	Total Restructuring Reserve
Balance at January 1, 2007	$—	$—	$—
Charge	3,660	3,697	7,357
Cash Payments	(2,100)	(84)	(2,184)

Balance at March 31, 2007	$1,560	$3,613	$5,173

Current	$1,560	$455	$2,015

Long-Term	$—	$3,158	$3,158

At the time we established restructuring reserves for vacated facilities, we wrote off deferred rent obligations totaling $260,000 and credited the initial restructuring charge, resulting in a restructuring charge of $7,097,000, as reported in the accompanying statements of operations.

The current portion of the reserve is reported separately while the long-term portion of the reserve is reported in other long-term liabilities in the consolidated balance sheet.

NOTE 7 – INCOME TAXES

The relative proportions of our domestic and foreign revenue and income directly affect the Company’s effective tax rate. The Company is also subject to changing tax laws in the multiple jurisdictions in which it operates. Provision (benefit) for income taxes for the three months ended March 31, 2006 and 2007 includes provisions (benefits) for state, federal and foreign income taxes. The effective tax rate, based on taxable income (losses) by regional tax jurisdiction, was 49% for the three months ended March 31, 2007 compared to 47% for the same period in 2006.

We have not provided taxes for undistributed earnings of our foreign subsidiaries because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide taxes on such excess amount.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

March 31, 2007

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 requires an entity to recognize all or a portion of the financial statement benefit of an uncertain income tax position only if the position, based solely on its technical merits and on all relevant information as of the reporting date, would have a greater than 50% probability of being sustained were the relevant taxing authority to audit the applicable tax return(s). If a tax position meets the threshold, then the entity will evaluate the benefits it would recognize at increasing levels of cumulative probabilities, and will record the largest amount of benefit that would have a greater than 50% probability of being sustained on audit (including resolution of any related appeals or litigation). An entity will recognize no benefit of an uncertain income tax position that fails to meet the greater than 50% probability threshold.

As of January 1, 2007, the Company had $17,975,000 of gross unrecognized tax benefits, of which $16,748,000, if recognized, would reduce the effective tax rate.

Upon adoption of FIN 48, the Company reassessed its unrecognized tax benefits and recorded the following adjustments:

Decrease in Retained Earnings (cumulative effect)	$536,000
Increase in Deferred Tax Assets	978,000
Decrease in Income Taxes Payable	5,991,000

Increase in Liability for Unrecognized Tax Benefits	$7,505,000

Upon adopting FIN 48, the Company continued its policy of recognizing potential accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company had accrued $884,000 for the payment of interest at December 31, 2006, and upon adopting FIN 48, increased that accrual to $1,040,000 and set up an additional accrual for potential penalties of $39,000.

The Company is subject to income taxation in the U.S., various states, and foreign countries, the most material of which are Germany and Japan. The tax returns filed in these jurisdictions for tax years after 2002 are subject to audit.

The Company’s Japanese subsidiary is currently under audit by the Japanese tax authority for tax years 2004 through 2006. The Company expects the audit to conclude beyond the next twelve months. The Company is also currently under audit in various states, and the Company expects the audits to conclude within the next twelve months with no or immaterial deficiency assessments.

Based on the outcome of these audits, or as a result of the expiration of statute of limitations for specific jurisdictions, the Company believes that it is reasonably possible that the unrecognized tax benefit could be reduced by approximately $3,100,000 associated with income tax credits and transfer pricing matters over the next twelve months.

In the first quarter ended March 31, 2007, the Company recognized and recorded as a discrete item of tax benefit $755,000 of unrecognized tax benefits associated with income tax credits and transfer pricing matters.

NOTE 8 – SEGMENT INFORMATION

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

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

March 31, 2007

The Company’s key decision makers, consisting of the CEO, COO and CFO, review financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenue and gross profit for each segment. The Company does not allocate research and development, selling, or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. Maintenance and services revenue is derived from software upgrades, technical support, consulting and training. The revenue and gross profit attributable to these segments are included in the following table (in thousands):

	Three Months Ended March 31,
	2006	2007
Revenue:
Software	$29,279	$23,003
Maintenance and Services	38,099	34,646

Total Revenue	$67,378	$57,649

Gross Profit:
Software	$25,285	$19,911
Maintenance and Services	23,494	26,091

Total Gross Profit	$48,779	$46,002

International operations consist primarily of foreign sales offices selling software developed in the United States and providing consulting and training services. Revenue is attributed to the country in which the customer is located. No customer accounted for 10% or more of total consolidated revenue.

The following tables summarize consolidated revenue and identifiable assets of the Company’s operations by geographic location (in thousands):

	Three Months Ended March 31,
	2006	2007
Revenue:
The Americas (1)	$22,593	$18,427
EMEA (2)	23,244	19,670
Asia Pacific (3)	21,541	19,552

Total Revenue	$67,378	$57,649

	December 31, 2006	March 31, 2007
Identifiable Assets:
The Americas (1)	$336,871	$350,371
EMEA (2)	65,723	57,948
Asia Pacific (3)	56,244	53,978

Total Identifiable Assets	$458,838	$462,297

(1)	Substantially the United States
(2)	Substantially Germany
(3)	Substantially Japan

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

March 31, 2007

The net assets of the Company’s foreign subsidiaries totaled $45,559,000 and $36,200,000 as of March 31, 2007 and December 31, 2006, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $4,898,000 and $5,072,000 as of March 31, 2007 and December 31, 2006, respectively.

NOTE 9 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data and per share value amounts):

	Three Months Ended March 31,
	2006	2007
Numerator:
Numerator for Basic Earnings Per Share—Income (Loss) From Continuing Operations	$3,092	$(6,425)
Effect of Dilutive Securities:
Interest Expense on Convertible Debentures	428	—

Numerator for Diluted Earnings Per Share—Income (Loss) From Continuing Operations	3,520	(6,425)
Income From Discontinued Operations	436	175

Numerator for Diluted Earnings Per Share—Net Income (Loss)	$3,956	$(6,250)

Denominator:
Denominator for Basic Earnings Per Share—Weighted-Average Shares Outstanding	31,000	43,533

Effect of Dilutive Securities:
Stock Options, ESPP Shares and Warrants	2,449	—
Convertible Debentures	11,591	—

Dilutive Potential Common Shares	14,040	—

Denominator for Diluted Earnings per Share	45,040	43,533

Basic Earnings (Loss) Per Share From Continuing Operations	$0.10	$(0.15)
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.08	$(0.15)
Basic Earnings Per Share From Discontinued Operations	$0.01	$—
Diluted Earnings Per Share From Discontinued Operations	$0.01	$—
Basic Earnings (Loss) Per Share	$0.11	$(0.14)
Diluted Earnings (Loss) Per Share	$0.09	$(0.14)

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

March 31, 2007

NOTE 10—STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock. Share repurchases will be made from time to time in the open market, based on stock availability and price. The stock repurchase program has no stated expiration date.

During the three months ended March 31, 2007, the Company purchased 25,600 shares at an average price of $15.51 per share under the stock repurchase program. The aggregate purchase price of $396,000 was recorded in treasury stock on the consolidated balance sheet. As of March 31, 2007, an aggregate 209,000 shares have been repurchased under the program.

In addition, we withheld 113,650 shares of vested restricted stock as settlement of income taxes totaling $1,572,000 paid by the Company on behalf of employees. Such amount has been recorded in treasury stock on the consolidated balance sheet.

NOTE 11 – CONTINGENCIES

Litigation

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings that have been asserted against us by former employees. The Company is vigorously defending these claims, and believes that it has adequately reserved for potential costs to the Company resulting from these matters, which are not considered material as of March 31, 2007. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company is periodically audited by various taxing authorities in the United States of America and in other countries in which the Company does business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated balance sheet, statements of operations or liquidity.

Indemnifications

The Company indemnifies its software customers against claims that software or documentation licensed from the Company infringes upon a copyright, patent or the proprietary rights of others. In the event of such a claim, the Company agrees to obtain the rights for continued use of the software for the customer, to replace or modify the software or documentation to avoid such claim or to provide a credit to the customer for the unused portion of the software license. Due to the nature of this indemnification and the various options in which the Company can satisfy the indemnification, it is not possible to calculate the maximum potential amount of future payments that may be required.

The Company warrants that its software products will perform for 90 days in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2006 and March 31, 2007.

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

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

March 31, 2007

NOTE 12 – DISCONTINUED OPERATIONS AND SALE OF LONG-LIVED ASSETS

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

The results of the discontinued operations of ESTECH included in the accompanying consolidated statements of operations for the three months ended March 31, 2006 were as follows (in thousands):

Services Revenue	$2,064
Cost of Services Revenue and Operating Expenses	1,311

Operating Income	753
Other (Income), net	(11)

Income Before Provision for Income Taxes	764
Provision for Income Taxes	328

Income from Discontinued Operations	$436

Systems Business

In 2003, the Company discontinued its Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of March 31, 2007, the restructuring reserve includes remaining lease obligations that will terminate in 2010. In addition, accrued liabilities of $1,383,000 for certain contractual obligations related to the Systems business remain as of March 31, 2007.

The following is the activity in the restructuring reserve related to the discontinued operations of the Systems business during the three months ended March 31, 2007 (in thousands):

Facilities
Balance at January 1, 2007	$479
Adjustment	(276)
Cash Payments	(16)

Balance at March 31, 2007	$187

Current	$43

Long Term	$144

The adjustment of $276,000 represents a reversal of the restructuring reserve related to a facility that was reoccupied by the Company in January 2007. Accordingly, such amount, net of tax is reflected in the results of discontinued operations in the accompanying consolidated statements of operations.

PLM Assets

In March 2006, the Company completed the sale of certain assets related to its PLM business in North America and recorded a pre-tax gain of approximately $4,439,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The PLM business primarily included reselling PLM software, including CATIA, ENOVIA, and SMARTEAM software.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and in “Item 1A. Risk Factors” included in our Annual Report of Form 10-K for the year ended December 31, 2006.

Overview

The following discussion and analysis is intended to help the reader understand the results of operations and financial condition of the Company. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

We are a leader in the development, marketing and support of enterprise simulation solutions, including simulation software and related services. For over 40 years, our solutions have allowed manufacturing and technology companies, as well as universities and research institutions around the world, to accurately validate how their designs will behave in their intended environments without having to build and test multiple physical prototypes. Engineers use our simulation software to construct computer models of products, components, systems and assemblies, to simulate performance conditions, and to predict physical responses to certain variables, such as stress, motion and temperature. These capabilities allow our customers to optimize product designs, improve product quality and reliability, comply with regulatory and safety guidelines, reduce product development costs and shorten the timeline in bringing new products to market. We also provide a broad range of strategic consulting services to help our customers implement enterprise simulation solutions and improve the integration and performance of their product development process, which can lower the total cost of ownership of their technology investments.

We serve customers in various industries, including aerospace, automotive, defense, heavy machinery, electronics, consumer products, biomedical, shipbuilding and rail. Advances in computer technology have made virtual product development solutions available for any and all companies that manufacture products.

We believe the introduction of our SimEnterprise and multi-discipline (“MD”) products in 2006 will transition our Company and eventually transform the industry from offering point simulation tools to one providing enterprise integrated simulation solutions, thereby giving our customers a complete enterprise integrated suite of simulation software. We believe such transformation will enable designers, analysts, managers and the supply chain to integrate simulation throughout the design process in an open systems framework.

We are currently in the transitional stage of this product shift. As more fully discussed below, this transition has impacted the Company in various ways. Software sales cycles have lengthened as customers evaluate a broader suite of products. Research and development costs have increased as the Company offers more feature-rich products; selling, general and administrative costs have increased to support the change. However, with thousands of global accounts among diverse industries, including aerospace, automotive, machinery, electronics, equipment and consumer products, we believe we have a unique competitive advantage in leveraging these new products and related professional services to existing and new customers and in penetrating new markets, ultimately leading to higher number of users, increased transaction sizes of our software orders and improved operating results.

We manage our business under two operating segments—software and services. Our revenue is derived through our direct sales force, a network of value-added resellers and other sales agents. Revenue generated by our software segment consists of licensing fees that are earned through lease (limited term) arrangements and paid-up (perpetual) license arrangements. Lease and paid-up arrangements are generally sold with maintenance that covers a specific period of time. Our services segment generates maintenance and services revenue. Maintenance revenue includes unspecified software upgrades, enhancements and technical post-contract support (together known as “E&S”). Services revenue includes consulting and training services, including services provided in connection with software installation.

We operate our business in three geographic regions: The Americas (North America and South America), EMEA (Europe, Middle East and Africa), and Asia Pacific (Japan, Korea, The People’s Republic of China, Taiwan, Southeast Asia and India), and manage all of our operations based on software sold and services provided to our customers. These regions operate similarly with respect to industries, customer base and sales channels, but each has unique challenges and opportunities. Although our consolidated results are reported in United States currency, our foreign regions conduct a significant number of transactions in local currency. As a result, our consolidated results of operations may be significantly impacted by changes in foreign currency exchange rates.

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	Three Months Ended March 31,
Average Exchange Rate to US $1	2006	2007	% Change
EMEA – Euro	0.8320	0.7635	-8.2%
Asia Pacific – Japanese Yen	116.9500	119.4867	2.2%

Significant portions of our current and past revenue sources are attributable to our long-term relationships with major customers and their key suppliers. These customers have embedded our software solutions within their collaborative design and manufacturing processes. Such embedding of our software can provide new and recurring revenue opportunities with respect to the development and marketing of new products, renewal of maintenance contracts, and consulting services.

Our customers typically fund purchases of our software and services largely out of their manufacturing and capital budgets and, to a lesser extent, their research and development budgets. As a result, our customers’ business outlook and willingness to invest in new product development can significantly affect the growth of our business.

We believe our customers will continue to invest in software engineering products. However, such investments are carefully evaluated by our customers and are dependent on growth in product development and engineering spending. We believe our enterprise simulation solutions offer our customers high returns on investment and that our new enterprise sales strategy will enable us to increase our market share.

We will continue to evaluate our business model, including our product mix and positioning, marketing strategies and sales channels, in order to maximize our market opportunities in an effort to improve our operating results. During the last several years, we have re-evaluated our software and services businesses and have changed the operations in response to economic conditions and business outlook.

Management has taken recent actions required to reduce operating expenses and to improve operating margins, including the decision to sell our ESTECH subsidiary and certain PLM assets in 2006 and to expand our software development activities in India through contracted services as a cost effective solution to maintaining our leadership in simulation software. In addition, on January 17, 2007, our Board of Directors approved the implementation of a cost reduction program that included a 7% reduction of our workforce and additional facility closings and consolidations. We believe the cost reduction program will better align future operating costs with our new enterprise sales strategy while allowing us to improve operating profit.

Discontinued Operations

In the fourth quarter of 2005, we approved a plan to sell our wholly-owned Japanese service subsidiary, ESTECH Corporation (“ESTECH”). ESTECH was acquired in 2002 as part of the MDI acquisition and provides expert technical services, primarily in structural dynamics, motion, vibration and acoustics to customers primarily in the automotive and precision electronics industries. Accordingly, all financial information related to ESTECH has been presented as discontinued operations in the accompanying consolidated financial statements.

In January 2007, we reoccupied certain facilities previously considered as part of our Systems business that was discontinued in 2003. Accordingly, we reversed $0.3 million of restructuring reserve related to such operations and recorded it as income from discontinued operations in the accompanying consolidated financial statements. See Note 12—Discontinued Operations in Notes to Consolidated Financial Statements.

2007 Highlights

During the last six months of 2006, we began aggressively marketing our SimEnterprise solutions as part of our enterprise simulation solutions strategy. Our MD software products were also introduced to our customers as a valued-added alternative to certain of our engineering products. The transition from selling software tools to selling enterprise simulation solutions requires extensive recruiting and training of sales personnel throughout our regions, as well as comprehensive presentations to key customers to demonstrate the capabilities of these new solutions to manage their product design and engineering processes and simulation data more efficiently. The transition also requires our major customers to re-evaluate their product engineering needs and to revise, review and approve higher funding requirements. As a result, our experience to date shows that selling enterprise solutions generally lengthens the sales cycles, leading to delays in purchasing our products.

Total revenue for the three months ended March 31, 2007 was $57.6 million, a decrease of 15% compared to $67.4 million for the same period in 2006. The 2006 period included non-recurring revenue totaling $2.4 million related to our North American PLM business, which was sold in March 2006. Excluding the effects of changes in foreign currency rates during the 2007 period, and after adjusting the 2006 period for the non-recurring PLM revenue, our total revenue in 2007 decreased 13% to $56.4 million. Total deferred revenue at March 31, 2007 was $86.3 million compared to $78.2 million at December 31, 2006.

Total operating expenses for the three months ended March 31, 2007 increased 37% to $59.4 million compared to $43.2 million for the same period in 2006. Included in the 2007 period was a $7.1 million restructuring charge. Included in the 2006 period was a $4.4 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $3.8 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit and $0.6 million of consulting expenses related to the implementation of a worldwide financial and management system. Excluding these non-recurring items, operating expenses increased 21% to $52.3 million.

Net cash used in operations during the first quarter of 2007 was $7.4 million compared to net cash used in operations of $7.6 million in the same period in 2006. Our cash, cash equivalents and investments decreased 10.6% to $112.6 million at March 31, 2007 when compared to $126.0 million at December 31, 2006.

Results of Operations

The following table sets forth items included in or derived from our unaudited condensed consolidated statements of operations included elsewhere in this report (amounts in thousands).

	Three Months Ended March 31,
	2006	% of Revenue	2007	% of Revenue
Revenue:
Software	$29,279	43.5%	$23,003	39.9%
Maintenance and Services	38,099	56.5%	34,646	60.1%

Total Revenue	67,378	100.0%	57,649	100.0%

Cost of Revenue:
Software	3,994	5.9%	3,092	5.4%
Maintenance and Services	14,605	21.7%	8,555	14.8%

Total Cost of Revenue	18,599	27.6%	11,647	20.2%

Gross Profit	48,779	72.4%	46,002	79.8%

Operating Expenses:
Research and Development	10,953	16.3%	13,205	22.9%
Selling, General and Administrative	32,029	47.5%	38,910	67.5%
Amortization of Intangibles	187	0.3%	175	0.3%
Restructuring Charge	—	0.0%	7,097	12.3%

Total Operating Expense	43,169	64.1%	59,387	103.0%

Operating Income (Loss)	5,610	8.3%	(13,385)	-23.2%

Other (Income) Expense:
Interest expense	1,091	1.6%	281	0.5%
Other Income, net	(1,315)	-2.0%	(1,074)	-1.9%

Total Other (Income), net	(224)	-0.3%	(793)	-1.4%

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	5,834	8.7%	(12,592)	-21.8%
Provision (Benefit) for Income Taxes	2,742	4.1%	(6,167)	-10.7%

Income (Loss) From Continuing Operations	3,092	4.6%	(6,425)	-11.1%
Income From Discontinued Operations, net of Tax	436	0.6%	175	0.3%

Net Income (Loss)	$3,528	5.2%	$(6,250)	-10.8%

Revenue

Revenue Background

We generate our revenue from the sale of software licenses, maintenance, consulting and training services. The timing and amount of revenue recognized from software licenses, maintenance and services agreements vary. In general, we recognize revenue on a paid-up software license in the month in which the license is shipped, and on a lease monthly over the license term. Maintenance revenue, generated either as an element of a software license or by a separate renewal agreement, is recognized ratably over the maintenance period (normally one year). Consulting and training agreements generally generate revenue upon completion and customer acceptance of contractually agreed milestones or upon providing the service. Revenue not recognized in a given reporting period is deferred accordingly. A more complete description of our revenue recognition policy can be found below under Critical Accounting Policies.

Due to the cyclical nature of new product releases and spending by larger global accounts, our revenue is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or reseller represented more than 10% of total revenue during the periods presented.

Total Revenue

Total revenue for the three months ended March 31, 2007 decreased 15% to $57.6 million compared to $67.4 million for the same period in 2006 primarily as a result of lower software and services revenue recognized in all our regions, which is discussed below. Excluding the effects of changes in foreign currency rates during the 2007 period, and after adjusting the 2006 period for non-recurring PLM revenue totaling $2.4 million, our total revenue decreased 13% to $56.4 million.

Software Revenue. Software revenue for the three months ended March 31, 2007 decreased 22% to $23.0 million compared to $29.3 million for the same period in 2006. The decrease was primarily attributable to lower sales of engineering products resulting from the transition to selling enterprise solutions that specifically caused delays in purchasing decisions by our major customers, and to a lesser extent from discontinued software products. In addition, software revenue decreased by the loss of $1.3 million of sales attributable to our PLM business sold in March 2006. These decreases were partially offset by changes in foreign currency rates totaling $0.4 million. Excluding the effects of changes in foreign currency rates during the 2007 period, and after adjusting the 2006 period for the non-recurring PLM revenue, software revenue decreased 19% to $22.6 million.

Maintenance and Service Revenue. Maintenance and service revenue for the three months ended March 31, 2007 decreased 9% to $34.6 million when compared to $38.1 million for the same period in 2006. Maintenance revenue increased 4% to $28.7 million primarily due to the incremental increases in our installed customer base and continued high renewal rates. Service revenue decreased 44% to $5.9 million due to the nature, size and timing of consulting and training arrangements provided to our larger global accounts, caused in part from our decision in late 2006 to discontinue certain low value services, and the loss of $1.1 million of service revenue recognized in the 2006 period that was attributable to our PLM business, partially offset by the effects of changes in foreign currency rates. Excluding the effects of changes in foreign currency rates during the 2007 period, and after adjusting the 2006 period for the non-recurring PLM revenue, maintenance and services revenue decreased 8% to $33.8 million.

Revenue by Geography

The following table sets forth the revenue in each of the three geographic regions in which we operate for the three months ended March 31, 2006 and 2007 (amounts in thousands):

	Three Months Ended March 31,
	2006	2007	% Change
Total Revenue:
Americas
Software	$8,607	$6,185	(28.1%)
Maintenance and Services	13,986	12,242	(12.5%)

Sub-total	22,593	18,427	(18.4%)

EMEA
Software	$10,510	$7,346	(30.1%)
Maintenance and Services	12,734	12,324	(3.2%)

Sub-total	23,244	19,670	(15.4%)

Asia Pacific
Software	$10,162	$9,471	(6.8%)
Maintenance and Services	11,379	$10,081	(11.4%)

Sub-total	21,541	$19,552	(9.2%)

Total Revenue	$67,378	$57,649	(14.4%)

% Revenue by Geography:
Americas	33.5%	32.0%
EMEA	34.5%	34.1%
Asia Pacific	32.0%	33.9%

Americas – Total revenue in the Americas for the three months ended March 31, 2007 was $18.4 million, a decrease of 18% compared to $22.6 million for the same period in 2006. After adjusting the 2006 period for non-recurring software and services revenue totaling $2.4 million attributable to our PLM business, total revenue in the Americas decreased 9%. Our recurring software revenue decreased 15% as a result of delays in orders resulting from the transition to selling our MD and enterprise solutions, which impacted sales to major customers in all our key industries. Maintenance revenue increased 11% to $10.6 million due to a growing installed customer base with high renewal rates. Our non-PLM services revenue decreased 50.0% to $1.6 million as the result of the completion and non-replacement of significant consulting arrangements provided to larger global accounts in the aerospace and automotive sectors, due to changing customer needs and discontinuance of services offered.

EMEA – Total revenue in EMEA for the three months ended March 31, 2007 was $19.7 million, a decrease of 15% compared to $23.2 million for the same period in 2006. Software revenue decreased 30% due to the transition to selling enterprise solutions to our major customers and as the result of non-recurring conversions of leasing arrangements to paid up transactions that occurred during the 2006 period. Maintenance revenue increased 8% to $9.9 million due to high renewals and a growing installed customer base. Services revenue decreased 32% to $2.4 million due to the timing of the completion of consulting projects accounted for under the completed contract method. Excluding the effects of changes in the EURO during the 2007 period, total revenue in EMEA for the three months ended March 31, 2007 was $18.0 million, a decrease of 24% compared to the same period in 2006.

Asia Pacific – Total revenue in Asia Pacific for the three months ended March 31, 2007 was $19.5 million, a decrease of 9% compared to $21.5 million for the same period in 2006. Software revenue decreased 7% due primarily by the transition to selling enterprise solutions to our major Japanese customers. Maintenance revenue decreased 7% to $8.3 million and services revenue decreased 28% to $1.8 million due to the timing of the completion of consulting projects. Excluding the effects of changes in the YEN during the 2007 period, total revenue in Asia Pacific for the three months ended March 31, 2007 was $20.0 million, a decrease of 7% compared to the same period in 2006.

Costs and Expenses

A significant amount of our costs and expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. During the last several years, we have re-evaluated our software and services businesses and have addressed challenges we faced to effectively market our products in an effort to improve our results of operations. We have sold and discontinued non strategic assets or operations, initiated several restructuring plans, expanded our software development activities in India through lower cost contracted services, outsourced our production, manufacturing and distribution capabilities, renegotiated third party royalty arrangements and IT software licensing and maintenance agreements, and transitioned to electronic delivery of our software. Although these actions have resulted in mitigating the adverse consequences related to specific issues facing our business operations, processes and cost structures, the transition to selling enterprise integrated simulation solutions have resulted in additional expenditures as part of the implementation strategy. We have increased our research and development spending for enterprise and MD products, and incurred additional expenses to recruit and/or retain sales and other management personnel with requisite skills needed to successfully execute our new business and product strategies, as well as increased our marketing activities to properly communicate our new strategies to the market place. In addition, we have incurred higher business expenses related to compliance with internal controls and related projects.

We allocate facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

Cost of Revenue

Cost of Software Revenue. Cost of software revenue, which consists primarily of royalties payable to third parties for technology embedded in or licensed with our software products, amortization of developed technology and the cost of product packaging and documentation materials, decreased 22% to $3.1 million compared to $4.0 million for the same period in 2006. The decrease was attributable primarily to the sale of the PLM business, lower royalty expenses resulting from renegotiated agreements and changes in product mix, including termination of products previously subject to royalties, and lower packaging and shipping costs. As a percent of software revenue, cost of software revenue was 14% in the three months ended March 31, 2007 and 2006. After adjusting the 2006 period for non-recurring PLM cost of software revenue totaling $0.5 million, cost of software revenue decreased 11% during the three months ended March 31, 2007.

Cost of Maintenance and Service Revenue. Cost of maintenance and services consists primarily of personnel, outside consultancy costs and other direct costs required to provide customer support, consulting and training services. Cost of maintenance and service revenue for the three months ended March 31, 2007 decreased 41% to $8.6 million compared to $14.6 million for the same period in 2006. The decrease was attributable to lower employee related expenses and facility costs resulting from the restructured consulting business, including the sale of the PLM business. As a percent of maintenance and service revenue, cost of maintenance and service revenue decreased to 25% in the three months ended March 31, 2007 from 38% for the same period in 2006 as a result of lower cost structures, higher utilization rates and timing of costs incurred in providing consulting and training services versus the recognition of related revenue by our EMEA and Asia Pacific regions under completed contract accounting. Excluding the effects of changes in foreign currency rates during the 2007 period, and after adjusting the 2006 period for non-recurring PLM cost of services revenue totaling $0.4 million, cost of maintenance and services revenue decreased 41% to $8.4 million.

Operating Expenses

Operating expenses for the three months ended March 31, 2007, including a restructuring charge of $7.1 million, increased 37% to $59.4 million compared to $43.2 million for the same period in 2006. The 2006 period included a $4.4 million gain recognized on the sale of certain assets of our PLM business offset by $3.8 million for audit and non-recurring professional services fees incurred in connection with the 2005 audit and $0.6 million of consulting expenses related to the implementation of our worldwide financial and management system. As a percent of total revenue, total operating expenses were 103% in the three months ended March 31, 2007, compared to 64% for the same period in 2006. Excluding the effects of changes in foreign currency rates during the 2007 period, and after adjusting the 2006 period for non-recurring PLM operating expenses totaling $2.2 million, total operating expenses increased 43% to $58.6 million.

Research and Development. Our research and development expenses consist primarily of salaries and benefits, facility expenses, contracted services, incentive compensation and computer technology. Major research and development activities include developing our enterprise solutions strategy, including our MD software, and enhancing the features and functionality of existing engineering products. Research and development expenses for the three months ended March 31, 2007 increased 20% to $13.2 million compared to $11.0 million for the same period in 2006 due to higher employee related expenses, contracted services, facility costs and incentive compensation.

Selling, General and Administrative. Our selling expenses consist primarily of salaries and benefits, sales commissions, facility costs, travel and entertainment, incentive compensation, product marketing, and professional services. General and administrative expenses consist primarily of salaries, benefits and incentive compensation of administrative, executive, financial and legal personnel, facility costs, outside consulting and other professional services and travel and entertainment. Selling, general and administrative expenses for the three months ended March 31, 2007 increased 22% to $38.9 million compared to $32.0 million for the same period in 2006. Included in the 2006 period was a $4.4 million gain recognized on the sale of certain assets of our PLM business offset by $3.8 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit and $0.6 million of consulting expenses related to the implementation of our worldwide financial and management system. After consideration for these non-recurring items in 2006, the increase in selling, general and administrative expenses during the 2007 period was attributable to higher professional services and consulting fees incurred primarily in connection with information technology, accounting and tax projects ($4.0 million), higher facility costs resulting from increased lease and occupancy costs ($0.9 million), severance for departing executives ($0.9 million), increased provision for doubtful accounts ($0.7 million), higher stock compensation due to new equity awards granted in the fourth quarter of 2006 and first quarter of 2007 ($0.5 million), and higher commissions ($0.4 million), partially offset by lower employees’ salaries, benefits and accruals for incentive compensation ($1.9 million). Excluding the effects of changes in foreign currency rates during the 2007 period, and after adjusting the 2006 period for non-recurring PLM operating expenses totaling $2.2 million, selling, general and administrative expenses increased 28% to $38.0 million.

Amortization of Intangibles. Amortization of intangibles for the three months ended March 31, 2006 and 2007 was $0.2 million. Our amortization expense is primarily related to customer lists with useful lives ranging from five to fifteen years.

Interest and Other (Income) Expense, Net

Interest expense primarily consists of interest on our long-term debt and the amortization of debt issue costs and discounts. Interest expense for the three months ended March 31, 2007 decreased to $0.3 million when compared to $1.1 million for the same period in 2006 due to the redemption of our convertible debt in June 2006.

Other (income) expense, net includes interest income, foreign currency transaction gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and other non-operating income and expense. Other income, net for the three months ended March 31, 2007 decreased to $1.1 million from $1.3 million for the same period in 2006 as the result lower foreign currency transaction gains.

Provision (Benefit) for Income Taxes

To determine our quarterly effective income tax rate, at the beginning of a fiscal year, we estimate our full-year income and the related income tax expense in each jurisdiction. In each succeeding quarter, we update our estimated annual effective tax rate to account for any events in that quarter, including changes in the estimated level and geographic mix of annual pre-tax income, and for significant unusual or discrete items.

Our effective tax rate on continuing operations for the quarter ended March 31, 2007 was 49%, compared to 47% for the quarter ended March 31, 2006. The principal differences in the effective tax rates pertain to applying estimated tax rates to the pre-tax loss for the three months ended March 31, 2007, and to the pre-tax income for the three months ended March 31, 2006. Other items in these tax rates differences include foreign taxes, state taxes, nondeductible compensation, and benefits from recognizing tax positions during the three months ended March 31, 2007.

Discontinued Operations

In January 2007, we reoccupied certain facilities previously considered as part of our Systems business that was accounted for as a discontinued operation in 2003. As a result, we reversed $0.3 million of restructuring reserve related to such operations and recorded it, net of tax, as part of discontinued operations in the accompanying consolidated financial statements.

In March 2006, we completed the sale of our wholly-owned Japanese service subsidiary, ESTECH Corporation, which has been accounted for as a discontinued operation within the consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2007, our principal sources of liquidity included cash and cash equivalents of $100.6 million and marketable equity securities available-for-sale of $12.0 million.

Our working capital (current assets minus current liabilities) increased $2.5 million during 2006 to $100.9 million at March 31, 2007. The change in working capital was primarily due to the timing of cash receipts on billings and payment of accounts payable and accrued liabilities, including those related to restructuring activities and non-recurring expenses, an income tax receivable attributable to the recognition of tax benefits upon the adoption of FIN 48 and changes in deferred revenue. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash on hand and cash generated from operations will provide sufficient capital for normal working capital needs over the next twelve months. Our ability to generate cash flows from operations is dependent on our ability to generate income from our operations, and effective cash management, including timely billing and collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits, facilities, royalties and third party services. Outside of these expenses, we generally do not have a significant amount of cash requirements.

Our operations used $7.4 million in cash during the three months ended March 31, 2007, compared to cash used of $7.6 million during the 2006 period. The increase in cash used in operations was primarily attributable to lower cash earnings, partially offset by increases in deferred revenue and timing of billings and collections and payment of liabilities. Our days sales outstanding was 120 days at March 31, 2007 and 98 days at December 31, 2006. The increase during our first quarter is consistent with increases in our prior years first quarters, which are affected by the percent of billings that was recognized in revenue during the respective periods. In addition, our days sales outstanding generally exceed 60 days due to the high proportion of billings generated from our international operations, which generally have longer payment terms compared to the U.S.

During the three months ended March 31, 2007 and 2006, our research and development expenditures totaled $13.2 million and $11.0 million, respectively. Due to the short duration between technological feasibility and general availability of the new software to our customers, none of these amounts were capitalized. We expect to continue to invest a substantial portion of our revenues primarily for the development of our new enterprise simulation solutions and integrated multi-disciplinary software. For 2007, we estimate our expenditures for research and development activities will total approximately $51 million.

Our principal investing activities for the three months ended March 31, 2007 included capital expenditures of $3.1 million. For the three months ended March 31, 2006 our principal investing activities included proceeds from the sale of ESTECH and the PLM assets totaling $14.5 million and capital expenditures of $0.8 million.

Capital expenditures during the three months ended March 31, 2007 primarily included $2.9 million for the purchase of a perpetual license for software source code to be used in future product development activities, and $0.2 million for the purchases of computer equipment and related software used in the development and support of our software products and business processes. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management information systems. In 2007, we estimate that our capital expenditures will total approximately $8.4 million and will be primarily for the purchase of computer equipment and related software used in our development and business processes.

On November 8, 2006, our Board of Directors authorized the repurchase of up to 1,250,000 shares of the Company’s common stock from time to time in open market or private transactions.

During the three months ended March 31, 2006, we converted $1.3 million of our Subordinated Convertible Notes into approximately 153,000 shares of our common stock.

Our principal financing activities for the three months ended March 31, 2007 included stock repurchases totaling $2.0 million and proceeds from the exercise of stock options totaling $1.2 million. For the three months ended March 31, 2006 our principal financing activities included proceeds from the exercise of stock options totaling $0.4 million.

Our current debt service obligations consist of interest and principal payments on the 8% Subordinated Notes Payable due June 17, 2009. As of March 31, 2007, remaining principal payments total $0.8 million in 2007, $0.8 million in 2008 and $6.4 million in 2009. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Our commitments and contractual obligations as of March 31, 2007 were as follows:

	Total	Less Than 1 year	1-3 year	3-5 years	More Than 5 years
Contractual Obligations:
Subordinated Notes Payable	$8,000	$800	$7,200	$—	$—
—Interest Payments	1,760	640	1,120	—	—
Operating Lease Obligations	58,009	14,314	23,550	12,634	7,511
Capital Lease Obligations	552	360	192	—	—
Pension Obligations	3,159	129	327	599	2,104
Severance Agreements	402	402	—	—	—
Restructuring Reserve	5,173	2,015	1,170	1,090	898
Unrecognized Tax Benefits	7,160	—	7,160	—	—

Total Contractual Obligations	$84,215	$18,660	$40,719	$14,323	$10,513

Critical Accounting Policies

We base our management’s discussion and analysis of financial position and results of operations on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenue, costs and expenses, assets, liabilities and contingencies, and related disclosures. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon ongoing actual experience, trends or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

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

Valuation of Goodwill, Intangibles, and Long-Lived Assets

We account for goodwill under Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires us to review for impairment of goodwill on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves a two-step process as described in Note 1 in Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Based upon our management of resources, we have determined that we have two reporting units—software and services, and we are required to make estimates regarding the fair value of each reporting unit when testing for potential impairment. We estimate the fair value of our reporting units using the income approach.

We account for finite-lived intangibles and long-lived assets under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include (1) significant underperformance relative to historical or projected future operating results, (2) significant changes in the manner of use of the assets or the strategy for our overall business, (3) significant decrease in the market value of the assets, and (4) significant negative industry or economic trends. Costs allocated to acquired in-process research and development are charged to operations on the acquisition date.

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

Recently Adopted Accounting Standards

Effective January 1, 2007, we adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (FIN 48), which clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods, and the transition of the accounting method upon the adoption of FIN 48. It also requires footnote and tabular disclosures about unrecognized tax benefits. Refer to Note 7 – Income Taxes in Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenue represented 66.5% and 68.0% of our total revenue for the three months ended March 31, 2006 and 2007, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the three months ended March 31, 2007, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $1.9 million and our income from continuing operations by approximately $0.4 million.

We do not currently hedge any of our foreign currencies.

Interest Rate Risk

We do not have any variable interest rate borrowings and, accordingly, our exposure to market rate risks for changes in interest rates is limited. Refer to Note 1 in Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 discussing fair value of financial instruments.

We have not used derivative financial instruments in our investment portfolio. We invest our excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investment Risk

As of March 31, 2007 our investments included marketable equity securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during the three months ended March 31, 2007.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of March 31, 2007, we owned 5,200,000 shares of GSSL stock with an original cost of $68,000.

Due to the factors stated throughout this document and in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007 (the Evaluation Date), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Further, our Chief Financial Officer joined the Company as of April, 16, 2007 and therefore was not employed during the period ended March 31, 2007. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company acquired the following shares of equity securities during the three months ended March 31, 2007:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs (a)	Maximum Number Of Shares Purchasable Under The Program As Of End Of Period
Month #1
January 1, 2007 through January 31, 2007	25,600	$15.51	25,600	1,041,000
Month #2
February 8, 2007 (b)	33,750	$15.82	—	1,041,000
Month #3
March 1, 2007 (b)	79,900	$12.99	—	1,041,000

Total	139,250	$14.14	25,600	1,041,000

(a)	On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock. Share repurchases will be made from time to time in the open market, based on stock availability and price. The stock repurchase program has no stated expiration date.
(b)	These repurchased shares represent the number of shares withheld upon vesting of performance stock units and restricted stock units to satisfy income tax withholding payments made by the Company.

Item 6. Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)

Date: May 9, 2007	By:	/s/ SAM M. AURIEMMA
SAM M. AURIEMMA - Chief Financial Officer (Mr. Auriemma is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number

3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of MSC.Software Corporation, as amended through January 17, 2007 to reduce the exact number of directors from seven (7) to five (5) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed January 19, 2007, and incorporated herein by reference).

4.1	Common Stock Purchase Warrants issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

4.2	Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and Chase Mellon Shareholder Services, L.L.C., (now Mellon Investor Services LLC) as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement dated as of October 18, 2004, by and between MSC.Software Corporation and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.4	The MacNeal-Schwendler Corporation Indenture dated as of June 17, 1999 with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

10.1*	Employment Separation Agreement and General Release Agreement, dated as of March 28, 2007, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 29, 2007, and incorporated herein by reference).

10.2*	Endorsement, dated March 28, 2007, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.2 to a Current Report on Form 8-K filed March 29, 2007, and incorporated herein by reference).

10.3*	Resignation Letter, dated March 28, 2007, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.3 to a Current Report on Form 8-K filed March 29, 2007, and incorporated herein by reference).

10.4*	Consulting Agreement, dated as of March 28, 2007, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.4 to a Current Report on Form 8-K filed March 29, 2007, and incorporated herein by reference).

10.5*	Offer of Employment Letter dated March 21, 2007 from MSC.Software Corporation to Sam M. Auriemma (filed as Exhibit 10.5 to a Current Report on Form 8-K filed March 29, 2007, and incorporated herein by reference).

10.6*/**	Form of Stock Unit Award Agreement (Non-U.S. Employees) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.7*/**	Form of Performance Stock Unit Award Agreement (Non-U.S. Employees) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.8*/**	Form of Incentive Stock Option Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.9*/**	Form of Non-Qualified Stock Option Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.10*/**	Form of Non-Qualified Stock Option Agreement (Non-U.S. Employees) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Section 1350 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan.
**	Indicates filed herewith.