Form 10-Q
period 2007-06-30
MSC SOFTWARE CORP
filed 2007-08-08
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2007

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

As of July 31, 2007, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 44,072,878.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	December 31, 2006	June 30, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$111,878	$114,021
Investments	14,123	15,913
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,555 and $1,852, respectively	70,432	64,540
Income Tax Receivable	—	2,698
Deferred Taxes	15,727	15,628
Other Current Assets	7,440	8,082

Total Current Assets	219,600	220,882

Property and Equipment, Net	19,055	20,189
Goodwill and Indefinite Lived Intangibles	178,457	178,280
Other Intangible Assets, Net	25,912	22,985
Deferred Tax Assets	4,789	9,881
Other Assets	11,025	11,546

Total Assets	$458,838	$463,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,666	$4,614
Compensation and Related Costs	18,949	17,616
Current Portion of Long-Term Debt	800	720
Restructuring Reserve	—	909
Income Taxes Payable	2,903	1,632
Deferred Revenue	71,694	78,572
Other Current Liabilities	14,366	10,759
Current Liabilities of Discontinued Operations	1,862	174

Total Current Liabilities	121,240	114,996

Unrecognized Tax Benefits	—	7,173
Long-Term Deferred Revenue	6,495	6,919
Long-Term Debt	6,756	6,126
Other Long-Term Liabilities	13,439	15,678

Total Liabilities	147,930	150,892

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 43,960,000 and 44,454,000 Issued and 43,738,000 and 44,093,000 Outstanding, respectively	440	444
Additional Paid-in Capital	415,860	422,086
Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(13,363)	(12,396)
Unrealized Investment Gain, net of Tax	8,868	10,015
Pension Liability Adjustment, net of Tax	(1,070)	(1,039)

Total Accumulated Other Comprehensive Loss	(5,565)	(3,420)

Accumulated Deficit	(96,953)	(101,401)
Treasury Shares, At Cost (222,000 and 361,000 Shares, respectively)	(2,874)	(4,838)

Net Shareholders’ Equity	310,908	312,871

Total Liabilities and Shareholders’ Equity	$458,838	$463,763

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue:
Software	$31,407	$22,982	$60,686	$45,985
Maintenance	29,195	31,858	56,767	60,640
Services	7,333	5,898	17,860	11,762

Total Revenue	67,935	60,738	135,313	118,387

Cost of Revenue:
Software	3,256	2,427	7,250	5,519
Maintenance and Services	11,942	8,586	26,547	17,141

Total Cost of Revenue	15,198	11,013	33,797	22,660

Gross Profit	52,737	49,725	101,516	95,727

Operating Expenses:
Research and Development	10,981	11,897	21,934	25,102
Selling, General and Administrative	39,235	33,134	71,264	72,044
Amortization of Intangibles	188	170	375	345
Restructuring and Other Charges	—	693	—	7,790

Total Operating Expenses	50,404	45,894	93,573	105,281

Operating Income (Loss)	2,333	3,831	7,943	(9,554)

Other (Income) Expense:
Interest Expense	1,983	292	3,074	573
Other (Income) Expense, net	(1,231)	444	(2,546)	(630)

Total Other (Income) Expense, net	752	736	528	(57)

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	1,581	3,095	7,415	(9,497)
Provision (Benefit) For Income Taxes	743	1,628	3,485	(4,539)

Income (Loss) From Continuing Operations	838	1,467	3,930	(4,958)

Income From Discontinued Operations, net of Income Taxes	—	871	436	1,046

Net Income (Loss)	$838	$2,338	$4,366	$(3,912)

Basic Earnings (Loss) Per Share From Continuing Operations	$0.02	$0.03	$0.12	$(0.11)
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.02	$0.03	$0.10	$(0.11)
Basic Earnings Per Share From Discontinued Operations	$—	$0.02	$0.01	$0.02
Diluted Earnings Per Share From Discontinued Operations	$—	$0.02	$0.01	$0.02
Basic Earnings (Loss) Per Share	$0.02	$0.05	$0.13	$(0.09)
Diluted Earnings (Loss) Per Share	$0.02	$0.05	$0.11	$(0.09)
Basic Weighted-Average Shares Outstanding	35,246	44,029	33,135	43,928
Diluted Weighted-Average Shares Outstanding	45,729	44,831	45,683	43,928

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$4,366	$(3,912)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	119	477
Depreciation and Amortization of Property and Equipment	3,410	3,733
Amortization of Intangibles	2,959	2,927
Amortization of Debt Issuance Costs and Discount	418	90
Write off of Debt Issuance Costs	1,404	—
(Gain) Loss on Disposal of Long-Lived Assets	46	(257)
(Gain) on Sale of Long-Lived Assets	(4,439)	—
Amortization of Net Loss and Transition Assets	—	56
Impairment of Assets	—	464
Stock-Based Compensation	2,255	2,891
Stock Option Modification	—	674
Provision for Deferred Income Taxes	—	(4,837)
Unrecognized Tax Benefits	—	(332)

Changes in Operating Assets and Liabilities:
Trade Accounts Receivable	7,486	5,415
Other Current Assets	(5,525)	(843)
Other Assets	(33)	(526)
Accounts Payable	(895)	(6,406)
Compensation and Related Expenses	(481)	(1,333)
Restructuring Reserve	(6)	909
Income Taxes, net	(546)	2,048
Deferred Revenue	(2,526)	7,380
Other Current Liabilities	(1,944)	(3,607)
Other Liabilities	585	2,573
Discontinued Operations	(686)	(1,688)

Net Cash Provided By Operating Activities	5,967	5,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(3,883)	(4,599)
Proceeds from Sale of Long-Lived Assets	4,330	257
Proceeds from Sales and Maturities of Investment Securities	4,821	—
Discontinued Operations	10,202	—

Net Cash Provided By (Used In) Investing Activities	15,470	(4,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Common Stock	—	(1,969)
Repayment of Note Payable	—	(800)
Payment of Capital Lease Obligations	(688)	(358)
Proceeds from Exercise of Stock Options	527	2,670

Net Cash Used In Financing Activities	(161)	(457)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	208	1,046

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,484	2,143
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,478	111,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,962	$114,021

Supplemental Cash Flow Information:
Income Taxes Paid, net	$3,807	$1,105
Interest Paid	$1,651	$379
Property and Equipment Additions Financed Under Capital Leases	$346	$—
Conversion of Subordinated Debentures into Common Stock	$100,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION AND CONSOLIDATION

Nature of Operations – MSC.Software Corporation (“MSC” or the “Company”) designs, produces, supports and markets proprietary simulation solutions, including simulation software and related professional services. Our simulation solutions are used in conjunction with computer-aided engineering that we believe create a more flexible, efficient and cost effective environment for product development. Our products and services are marketed internationally to various industries, including aerospace, automotive and other industrial concerns, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Basis of Presentation and Consolidation – In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to these instructions, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the Company has made all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2007 and the consolidated results of operations for the three and six months ended June 30, 2006 and 2007. The consolidated results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements and accompanying notes should be read in conjunction with Management’s Discussion and Analysis in this Form 10-Q and, Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods, and the transition of the accounting method upon the adoption of FIN 48. It also requires footnote and tabular disclosures about unrecognized tax benefits. FIN 48 is effective for years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective as of January 1, 2007. Refer to Note 8 – Income Taxes.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. The Company is evaluating what effect the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial condition.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

June 30, 2007

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

The following table summarizes the stock-based compensation expense recognized by type of equity award during the three and six months ended June 30, 2006 and 2007 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Stock Options	$1,107	$965	$1,602	$1,901
Restricted Stock Unit Awards	327	459	653	1,168
Performance Stock Unit Awards	—	(91)	—	(178)

	$1,434	$1,333	$2,255	$2,891

The above stock-based compensation expense was recognized in the accompanying unaudited condensed consolidated statements of operations as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Cost of Revenue	$—	$82	$—	$181
Research and Development	—	140	—	253
Selling, General and Administrative	1,434	1,111	2,255	2,457

Stock Based Compensation Expense Before Taxes	1,434	1,333	2,255	2,891
Income Tax Benefit	(702)	(692)	(1,060)	(1,385)

Stock Based Compensation Expense After Taxes	$732	$641	$1,195	$1,506

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

June 30, 2007

Stock Options

The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. Options are exercisable up to ten years from the date of grant, subject to transfer restrictions and vesting provisions outlined at the grant date. Generally, options vest ratably in four annual installments. The stock plans provide that vesting may, and in some cases the award agreements do provide that vesting will be accelerated in certain events related to changes in control of the Company. Similarly, the stock plans provide that the Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options. No amendment or cancellation and re-grant, subject to permitted adjustments, shall reduce the per share exercise price to a price less than 100% of the fair market value of the Company’s common stock on the option date of the initial option.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options under SFAS 123(R). The Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected life and interest rates. The expected volatility for stock options is estimated by historical stock price volatility over the estimated expected life of the Company’s share-based awards. The expected life of the Company’s share-based awards is based on historical experience.

The Company used the following assumptions to estimate the fair value of stock options granted during the three and six months ended June 30, 2006 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	49.0%	49.0%	49.1%	49.0%
Risk-Free Interest Rate	4.4%	5.1%	4.4%	5.0%
Expected Life	6.3 Years	6.1 Years	6.3 Years	6.1 Years

The following table summarizes option activity during the six months ended June 30, 2007:

	Options	Option Price Per Share	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	4,660,345	$0.10 to $27.50	$11.87
Granted	1,674,940	$12.81 to $13.70	$12.94
Exercised	(308,479)	$4.68 to $16.70	$15.02
Canceled	(123,095)	$0.10 to $11.40	$9.07

Outstanding at June 30, 2007	5,903,711	$0.10 to $27.50	$12.33	6.8 Years	$11,214

Exercisable at June 30, 2007	3,437,227	$0.10 to $27.50	$11.51	4.9 Years	$9,687

Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during the six months ended June 30, 2007 was $7.12. The aggregate intrinsic value of options outstanding at June 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 3,895,000 shares that had exercise prices that were lower than the $13.52 market price of our common stock at June 30, 2007. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $808,000 and $1,530,000, respectively, determined as of the date of exercise. In addition, the Company has granted options outside its options plans to certain key executives. As of June 30, 2007, there were 875,000 options outstanding related to these out of plan option grants that have a weighted-average exercise price of $11.56, a weighted-average remaining contractual term of 7.8 years and an aggregate intrinsic value of $1,928,000.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

June 30, 2007

As of June 30, 2007, the number of options outstanding and exercisable under the stock plans, by range of exercise prices, was as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Life (Years)	Options Exercisable		Weighted- Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price		Number of Options	Weighted- Average Exercise Price
$ 0.10 to $ 0.15	24,983	$0.10	4.1	24,983	$0.10	4.1
$ 4.68 to $ 7.02	323,726	$5.81	3.9	317,476	$5.80	3.9
$ 7.10 to $10.65	1,461,969	$9.11	5.2	1,406,219	$9.13	5.2
$10.70 to $16.05	3,674,033	$13.46	7.8	1,418,508	$13.74	5.1
$16.18 to $24.27	394,000	$18.89	6.0	245,041	$19.12	4.4
At $27.50	25,000	$27.50	4.1	25,000	$27.50	4.1

Total	5,903,711	$12.33	6.8	3,437,227	$11.51	4.9

The number of options vested or expected to vest at June 30, 2007 was 5,673,049. These options had a weighted average exercise price of $11.94, a weighted-average remaining contractual life of 6.7 years and an aggregate intrinsic value of $11,087,000.

Restricted Stock Unit and Performance Stock Unit Awards

The Company grants time-based and performance-based restricted stock units to selected employees pursuant to the 2006 Plan. The time-based restricted stock units vest ratably over the requisite service periods. The performance-based restricted stock units vest equally over the requisite service periods upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. The award agreements for restricted stock units generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards are based on the fair market value of the shares at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the annual performance criteria. During the three and six months ended June 30, 2007, no compensation expense related to the performance-based restricted stock units has been recognized. The cumulative unrecognized compensation cost related to the performance-based restricted stock units was $1,287,000 as of June 30, 2007.

The fair value of restricted stock unit awards is determined based on the Company’s stock price as of the measurement date, which is the date of grant. As of June 30, 2007, there was $13,908,000 of deferred compensation cost related to the restricted stock unit awards, which is expected to be recognized over a weighted average period of 2.3 years.

The following table presents a summary of restricted stock unit activity during the six months ended June 30, 2007:

	Restricted Stock Unit Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2006	1,310,810	$12.43
Granted	208,500	$15.43
Vested	(200,000)	$11.73
Forfeited	(150,800)	$13.23

Nonvested as of June 30, 2007	1,168,510	$13.85

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

June 30, 2007

During 2005 and 2006, in connection with the employment of executive officers and other key employees, the Company granted performance stock unit awards that vest and are payable in shares if the per share price of MSC’s common stock exceeds a pre-established per share price for thirty consecutive trading days on a national stock exchange within two years from the date of grant. On September 5, 2006, the Company’s common stock began trading on the NASDAQ stock exchange thus satisfying the performance condition on its performance stock unit awards pursuant to FAS 123(R). As a result, the Company recognized $1,907,000 in stock-based compensation expense, representing the vested portion of the estimated fair value through December 31, 2006. The pre-established share price is determined based on the price of common stock at the date of grant. The fair value of performance stock unit awards granted was estimated using the Monte Carlo simulation valuation model. As of June 30, 2007 all compensation cost related to these performance stock unit awards has been recognized over the expected vesting period, although adjustments have been recorded during the six months ended June 30, 2007 and may be recorded in future periods for forfeitures of unvested shares.

The following table presents a summary of performance stock unit activity during the six months ended June 30, 2007:

	Awards	Target Price
Outstanding as of December 31, 2006	405,000	$15.00 -$25.00
Vested	(100,000)	$15.00
Cancelled	(170,000)	$17.00 -$23.50
Forfeited	(25,000)	$17.00 -$23.50

Outstanding as of June 30, 2007	110,000	$17.00 -$25.00

Shares issued for option exercises and vested restricted stock unit awards and performance stock unit awards may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

In addition, during the first quarter of 2007, the Company modified the stock options of a departing executive to extend the life of the vested options and recorded a non-cash charge of $674,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The amount represents the unamortized cost of outstanding options at the date of the modification, which exceeded the fair value of the unvested options as determined using the Black-Scholes valuation model in accordance with SFAS No. 123(R).

NOTE 4 – PENSION PLANS

The Company has defined benefit plans covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German plan is unfunded. The components of net periodic benefit cost for these pension plans are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Service Cost	$245	$247	$493	$491
Interest Cost	87	107	179	213
Expected Return on Plan Assets	(2)	(3)	(4)	(5)
Amortization of Transition Asset	2	1	3	3
Amortization of Net Loss	5	27	11	52

Net Periodic Benefit Cost	$337	$379	$682	$754

The amortization of transition asset and net loss for the three and six months ended June 30, 2007 has been included in other comprehensive income (loss), net of tax, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

June 30, 2007

The Company’s pension liabilities are reported in the consolidated balance sheets as follows (in thousands):

	December 31, 2006	June 30, 2007
Other Current Liabilities	$590	$463
Other Long-Term Liabilities	8,413	9,077

	$9,003	$9,540

As of June 30, 2007, contributions totaling $187,000 have been made to the plans. The Company anticipates that contributions totaling approximately $386,000 will be made to its pension plans during 2007.

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net Income (Loss)	$838	$2,338	$4,366	$(3,912)
Changes in:
Foreign Currency Translation Adjustments, net of Tax	864	1,001	1,055	967
Unrealized Gains (Losses) on Investments, net of Tax	(1,908)	2,467	(2,904)	1,147

Comprehensive Income (Loss)	$(206)	$5,806	$2,517	$(1,798)

NOTE 6 – IMPAIRMENT OF LONG-LIVED ASSETS

During the second quarter of 2007, the Company recorded an impairment charge totaling $464,000 pursuant to SFAS No. 144, which is included in restructuring and other charges in the accompanying consolidated statements of operations. This amount includes $288,000 related to capitalized software costs and $176,000 related to indefinite lived intangible assets associated with trademarks and trade names for software products no longer being licensed.

NOTE 7 – RESTRUCTURING CHARGE AND RESERVE

On January 17, 2007, the Company’s Board of Directors approved the implementation of a cost reduction program that included a 7% reduction of its workforce, and facility closings and consolidations in the United States. The cost reduction program was deemed necessary to better align the Company’s global operating costs with its new enterprise sales strategy in an effort to improve operating profit.

In the first quarter of 2007, the Company recorded an initial restructuring charge totaling $7,357,000 based on when the affected employees were notified and ceased providing services to the Company, or when the Company ceased use of the affected facilities. The initial restructuring charge related to vacated facilities totaling $3,697,000 included the estimated net present value of remaining lease obligations for the vacated space of $11,397,000, less the estimated future sublease income of approximately $7,780,000, plus $80,000 of expected sublease income that was not recognized for the period ended March 31, 2007.

At the time the Company established the initial restructuring reserve related to vacated facilities, it wrote off deferred rent obligations totaling $260,000 and credited the initial restructuring charge, resulting in a total restructuring charge of $7,097,000 recognized during the three months ended March 31, 2007.

During the three months ended June 30, 2007, the Company recorded an additional restructuring charge of $229,000 representing primarily the expected sublease income that was not recognized during the second quarter of 2007. Similar adjustments to the restructuring charge will be recorded in future periods to the extent the Company does not enter into sublease arrangements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

June 30, 2007

The Company will review quarterly the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, which may result in adjustments to established reserves.

The following is the activity in the restructuring reserve during the six months ended June 30, 2007:

	Workforce Reductions	Facilities	Total Restructuring Reserve
Balance at January 1, 2007	$—	$—	$—
Restructuring Charges	3,660	3,697	7,357
Sublease Income and Other Adjustments	(19)	248	229
Cash Payments	(3,215)	(431)	(3,646)

Balance at June 30, 2007	$426	$3,514	$3,940

Current	$426	$483	$909

Long-Term	$—	$3,031	$3,031

The current portion of the reserve is reported separately while the long-term portion of the reserve is reported in other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 8 – INCOME TAXES

The relative proportions of our domestic and foreign revenue and income directly affect the Company’s effective tax rate. The Company is also subject to changing tax laws in the multiple jurisdictions in which it operates. Provision (benefit) for income taxes for the three and six months ended June 30, 2006 and 2007 includes provisions (benefits) for state, federal and foreign income taxes. The effective tax rate, based on estimated annual income (losses) by regional tax jurisdiction, was 53% and 48% for the three and six months ended June 30, 2007, respectively, compared to 47% for the same periods in 2006.

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

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

June 30, 2007

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

During the six months ended June 30, 2007, the Company recognized and recorded discrete items of tax benefit totaling $644,000 of unrecognized tax benefits associated with income tax credits, accrued interest and transfer pricing matters.

NOTE 9 – SEGMENT INFORMATION

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

The Company’s key decision makers, consisting of the CEO, COO, CFO and EVP, Legal Affairs, review financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenue and gross profit for each segment. The Company does not allocate research and development, selling, or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. Maintenance and services revenue is derived from software upgrades, technical support, consulting and training. The revenue and gross profit attributable to these segments are included in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue:
Software	$31,407	$22,982	$60,686	$45,985
Maintenance	29,195	31,858	56,767	60,640
Services	7,333	5,898	17,860	11,762

Total Revenue	$67,935	$60,738	$135,313	$118,387

Gross Profit:
Software	$28,151	$20,555	$53,436	$40,466
Maintenance and Services	24,586	29,170	48,080	55,261

Total Gross Profit	$52,737	$49,725	$101,516	$95,727

International operations consist primarily of foreign sales offices selling software developed in the United States and providing consulting and training services. Revenue is attributed to the country in which the customer is located. No customer accounted for 10% or more of total consolidated revenue.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

June 30, 2007

The following tables summarize consolidated revenue and identifiable assets of the Company’s operations by geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue:
The Americas (1)	$18,424	$17,227	$41,017	$35,654
EMEA	28,474	24,757	51,718	44,427
Asia Pacific (2)	21,037	18,754	42,578	38,306

Total Revenue	$67,935	$60,738	$135,313	$118,387

			December 31, 2006	June 30, 2007
Identifiable Assets:
The Americas (1)			$336,871	$344,756
EMEA			65,723	60,979
Asia Pacific (2)			56,244	58,028

Total Identifiable Assets			$458,838	$463,763

(1)	Substantially the United States
(2)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $34,946,000 and $36,200,000 as of June 30, 2007 and December 31, 2006, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $4,916,000 and $5,072,000 as of June 30, 2007 and December 31, 2006, respectively.

NOTE 10 – EARNINGS (LOSS) PER SHARE

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of stock options, warrants, and convertible securities, if any.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

June 30, 2007

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data and per share value amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator:
Numerator for Basic Earnings Per Share—Income (Loss) From Continuing Operations	$838	$1,467	$3,930	$(4,958)
Effect of Dilutive Securities:
Interest Expense on Convertible Debentures	286	—	714	—

Numerator for Diluted Earnings Per Share—Income (Loss) From Continuing Operations	1,124	1,467	4,644	(4,958)
Income From Discontinued Operations	—	871	436	1,046

Numerator for Diluted Earnings Per Share—Net Income (Loss)	$1,124	$2,338	$5,080	$(3,912)

Denominator:
Denominator for Basic Earnings Per Share—Weighted-Average Shares Outstanding	35,246	44,029	33,135	43,928

Effect of Dilutive Securities:
Stock Options, ESPP Shares and Warrants	3,011	802	3,004	—
Convertible Debentures	7,472	—	9,544	—

Dilutive Potential Common Shares	10,483	802	12,548	—

Denominator for Diluted Earnings per Share	45,729	44,831	45,683	43,928

Basic Earnings (Loss) Per Share From Continuing Operations	$0.02	$0.03	$0.12	$(0.11)
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.02	$0.03	$0.10	$(0.11)
Basic Earnings Per Share From Discontinued Operations	$—	$0.02	$0.01	$0.02
Diluted Earnings Per Share From Discontinued Operations	$—	$0.02	$0.01	$0.02
Basic Earnings (Loss) Per Share	$0.02	$0.05	$0.13	$(0.09)
Diluted Earnings (Loss) Per Share	$0.02	$0.05	$0.11	$(0.09)

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock. Share repurchases will be made from time to time in the open market, based on stock availability and price. The stock repurchase program expires at close of business on November 7, 2007.

During the first quarter of 2007, the Company purchased 25,600 shares at an average price of $15.51 per share under the stock repurchase program. The aggregate purchase price of $396,000 was recorded in treasury stock on the consolidated balance sheet. No shares were purchased under the program during the three months ended June 30, 2007. As of June 30, 2007, an aggregate 209,000 shares have been repurchased under the program.

In addition, during the six months ended June 30, 2007 we withheld 113,650 shares of vested restricted stock as settlement of income taxes totaling $1,572,000 paid by the Company on behalf of employees. Such amount has been recorded in treasury stock on the accompanying consolidated balance sheets.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

June 30, 2007

NOTE 12 – CONTINGENCIES

Litigation

The Company is subject to, and has initiated various claims and legal proceedings that arise in the ordinary course of our business. The Company is vigorously defending claims brought against it, and believes that it has adequately reserved for potential costs to the Company resulting from these matters, which are not considered material as of June 30, 2007. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company warrants that its software products will perform for 90 days in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2006 and June 30, 2007.

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

NOTE 13 – DISCONTINUED OPERATIONS AND SALE OF LONG-LIVED ASSETS

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

The results of the discontinued operations of ESTECH included in the accompanying consolidated statements of operations for the six months ended June 30, 2006 were as follows (in thousands):

Services Revenue	$2,064
Cost of Services Revenue and Operating Expenses	1,311

Operating Income	753
Other (Income), net	(11)

Income Before Provision for Income Taxes	764
Provision for Income Taxes	328

Income from Discontinued Operations	$436

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

June 30, 2007

Systems Business

In 2003, the Company discontinued its Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of June 30, 2007, the restructuring reserve includes remaining lease obligations that will terminate in 2010.

The following is the activity in the restructuring reserve related to the discontinued operations of the Systems business during the six months ended June 30, 2007 (in thousands):

Facilities
Balance at January 1, 2007	$479
Adjustment	(276)
Cash Payments	(29)

Balance at June 30, 2007	$174

The adjustment of $276,000 represents a reversal of the restructuring reserve related to a facility that was reoccupied by the Company in January 2007. Accordingly, such amount, net of tax is reflected in the results of discontinued operations in the accompanying consolidated statements of operations.

Accrued liabilities of $1,383,000 for a contractual claim related to the Systems business recorded as of December 31, 2006 were reversed in June 2007 pursuant to the statute of limitation applicable to such potential claim. Accordingly, such amount, net of tax is reflected in the results of discontinued operations in the accompanying consolidated statements of operations.

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

We are a leader in the development, marketing and support of simulation solutions, including simulation software and related services. For over 40 years, our solutions have allowed manufacturing and technology companies, as well as universities and research institutions around the world, to construct computer models of products, components, systems and assemblies, to simulate performance conditions, and to predict physical responses to certain variables, such as stress, motion and temperature. These capabilities allow our customers to optimize product designs, improve product quality and reliability, comply with regulatory and safety guidelines, reduce product development costs and shorten the timeline in bringing new products to market. We also provide a broad range of strategic consulting services to help our customers implement simulation solutions and improve the integration and performance of their product development process, which can lower the total cost of ownership of their technology investments.

Historically, a significant portion of our revenue has been derived from customers in the aerospace and automotive industries. We also license software products and provide services to customers in various other industries, including heavy machinery, electronics, consumer products, biomedical, shipbuilding and rail. We believe that advances in computer technology have made and will continue to make simulation software solutions a competitive advantage for all companies that manufacture products.

We believe our SimEnterprise and multi-discipline (“MD”) products introduced in 2006 will transition our Company from predominantly offering point simulation tools to emphasizing enterprise integrated simulation solutions. We believe these solutions can provide our customers with a complete enterprise integrated suite of simulation software that better enable designers, analysts, managers and the supply chain to integrate simulation throughout the design process in an open systems framework.

Since the introduction of our new enterprise sales strategy in 2006, we have been in the transitional stage of this product shift. As more fully discussed below, this transition has impacted our Company in various ways. Software sales cycles have lengthened as customers evaluate the value proposition we offer through our new products. Research and development costs have increased as the Company offers more feature-rich products and selling, general and administrative costs have also increased to support the change. However, with thousands of global accounts among diverse industries, we believe we have a unique competitive advantage in leveraging these new products and related professional services to existing and new customers and in penetrating new markets, ultimately leading to higher number of installations and users, increased transaction sizes of our software orders and improved operating results. No assurance can be given however, that these new products will be accepted by our customers.

We manage our business under two operating segments—software and services. Our revenue is derived through our direct sales force, a network of resellers and other sales agents. Revenue generated by our software segment consists of licensing fees that are earned through lease (limited term) arrangements and paid-up (perpetual) license arrangements. Lease and paid-up arrangements are generally licensed with maintenance that covers a specific period of time. Our services segment generates maintenance and services revenue. Maintenance revenue includes unspecified software upgrades, enhancements and technical post-contract support (together known as “E&S”). Services revenue includes consulting and training services, including services provided in connection with software installation.

We operate our business in three geographic regions: The Americas (North America and South America), EMEA (Europe, Middle East and Africa), and Asia Pacific (Japan, Korea, The People’s Republic of China, Taiwan, Australia, Southeast Asia and India), and manage all of our operations based on software sold and services provided to our customers. These regions operate similarly with respect to industries, customer base and sales channels, but each has unique challenges and opportunities. Although our consolidated results are reported in United States currency, our foreign regions conduct a significant number of transactions in local currency. As a result, our consolidated results of operations may be significantly impacted by changes in foreign currency exchange rates.

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
Average Exchange Rate to US $1	2006	2007	%Change	2006	2007	%Change
EMEA—Euro	0.7966	0.7419	6.9%	0.8143	0.7527	7.6%
Asia Pacific—Japanese Yen	114.5175	120.7558	-5.4%	115.7323	120.1212	-3.8%

Significant portions of our current and past revenue sources are attributable to our long-term relationships with major original equipment manufacturers (“OEM’s”) and their key suppliers. These customers have embedded our software solutions within their collaborative design and manufacturing processes. Once embedded, we have opportunity to grow revenue through licensing new products, renewal of maintenance contracts, engagement of consulting services, and licensing of additional software products.

Our customers typically fund purchases of our software and services largely out of their manufacturing, IT, research and development and capital budgets. As a result, our customers’ business outlook and willingness to invest in new product development can significantly affect our business.

We believe our customers will continue to invest in our products, however, such investments are carefully evaluated by our customers and are dependent on growth in product development and engineering spending. We believe our simulation solutions offer our customers high returns on investment and that our sales strategy will enable us to penetrate new market segments and increase our market share.

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

Management has taken recent actions required to reduce operating expenses and to improve operating margins, including the decision to sell our ESTECH subsidiary and certain PLM assets in 2006 and to expand our software development activities in India through contracted services as a cost effective solution to maintaining our leadership in simulation software. In addition, on January 17, 2007, our Board of Directors approved the implementation of a cost reduction program that included a 7% reduction of our workforce and additional facility closings and consolidations. We believe the cost reduction program will better align future operating costs with our sales strategy while allowing us to improve operating profit.

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

In January 2007, we reoccupied certain facilities previously considered as part of our Systems business that was discontinued in 2003. Accordingly, we reversed $0.3 million of restructuring reserve related to such operations and recorded it as income from discontinued operations in the accompanying consolidated financial statements. In June 2007, we reversed $1.4 million of accrued liabilities associated with potential contractual claims related to our Systems business because we believe such claims are time barred by the statute of limitations. See Note 13—Discontinued Operations and Sale of Long-Lived Assets in Notes to Consolidated Financial Statements.

2007 Highlights

During the last six months of 2006, we began aggressively marketing our SimEnterprise solutions as part of our enterprise simulation solutions strategy. Our MD software products were also introduced to our customers as a valued-added alternative to certain of our engineering products. The transition from selling predominantly software tools to emphasizing enterprise simulation solutions requires extensive recruiting and training of sales personnel throughout our regions, as well as comprehensive presentations to key customers to demonstrate the capabilities of these new solutions to effect and to manage their product design and engineering processes and simulation data more efficiently. The transition also requires our major customers to re-evaluate their product engineering needs and to revise, review and approve higher funding requirements. As a result, our experience to date shows that selling enterprise solutions generally lengthens the sales cycles, leading to delays in licensing all our products.

Total revenue for the six months ended June 30, 2007 was $118.4 million, a decrease of 12% compared to $135.3 million for the same period in 2006. The 2006 period included non-recurring revenue totaling $2.4 million related to our North American PLM business, which was sold in March 2006. Excluding the favorable impact from changes in foreign currency rates during the 2007 period of $1.9 million, and after adjusting the 2006 period for the non-recurring PLM revenue totaling $2.4 million, our total revenue in 2007 decreased 12% to $116.5 million. Other factors affecting our revenue during the 2007 period are more fully discussed below. Total deferred revenue at June 30, 2007 increased 8% to $84.5 million from $78.2 million at December 31, 2006.

Total operating expenses for the six months ended June 30, 2007 increased 13% to $105.3 million compared to $93.6 million for the same period in 2006. Included in the 2007 period was a $7.3 million restructuring charge and an impairment charge of $0.5 million associated with long-lived assets. Included in the 2006 period was a $4.4 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $1.9 million of consulting expenses related to the implementation of a worldwide financial and management system and $0.7 million to settle asserted legal claims. Excluding these non-recurring items, operating expenses increased 9% to $97.5 million. Other factors affecting our operating expenses during the 2007 period are more fully discussed below.

Net cash provided by operations during the six months ended June 30, 2007 was $5.9 million compared to $6.0 million in the same period in 2006. Our cash, cash equivalents and investments increased 3% to $129.9 million at June 30, 2007 from $126.0 million at December 31, 2006.

Results of Operations

The following table sets forth items included in or derived from our unaudited condensed consolidated statements of operations included elsewhere in this report (amounts in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	% of Revenue	2007	% of Revenue	2006	% of Revenue	2007	% of Revenue
Revenue:
Software	$31,407	46.2%	$22,982	37.8%	$60,686	44.8%	$45,985	38.9%
Maintenance	29,195	43.0%	31,858	52.5%	56,767	42.0%	60,640	51.2%
Services	7,333	10.8%	5,898	9.7%	17,860	13.2%	11,762	9.9%

Total Revenue	67,935	100.0%	60,738	100.0%	135,313	100.0%	118,387	100.0%

Cost of Revenue:
Software	3,256	4.8%	2,427	4.0%	7,250	5.4%	5,519	4.7%
Maintenance and Services	11,942	17.6%	8,586	14.1%	26,547	19.6%	17,141	14.4%

Total Cost of Revenue	15,198	22.4%	11,013	18.1%	33,797	25.0%	22,660	19.1%

Gross Profit	52,737	77.6%	49,725	81.9%	101,516	75.0%	95,727	80.9%

Operating Expenses:
Research and Development	10,981	16.2%	11,897	19.6%	21,934	16.2%	25,102	21.2%
Selling, General and Administrative	39,235	57.7%	33,134	54.6%	71,264	52.6%	72,044	60.9%
Amortization of Intangibles	188	0.3%	170	0.3%	375	0.3%	345	0.3%
Restructuring and Other Charges	—	0.0%	693	1.1%	—	0.0%	7,790	6.5%

Total Operating Expenses	50,404	74.2%	45,894	75.6%	93,573	69.1%	105,281	88.9%

Operating Income (Loss)	2,333	3.4%	3,831	6.3%	7,943	5.9%	(9,554)	-8.0%

Other (Income) Expense:
Interest expense	1,983	2.9%	292	0.5%	3,074	2.3%	573	0.5%
Other (Income) Expense, net	(1,231)	-1.8%	444	0.7%	(2,546)	-1.9%	(630)	-0.5%

Total Other (Income) Expense, net	752	1.1%	736	1.2%	528	0.4%	(57)	0.0%

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	1,581	2.3%	3,095	5.1%	7,415	5.5%	(9,497)	-8.0%
Provision (Benefit) for Income Taxes	743	1.1%	1,628	2.7%	3,485	2.6%	(4,539)	-3.8%

Income From Continuing Operations	838	1.2%	1,467	2.4%	3,930	2.9%	(4,958)	-4.2%

Income From Discontinued Operations, net of Tax	—	0.0%	871	1.4%	436	0.3%	1,046	0.9%

Net Income (Loss)	$838	1.2%	$2,338	3.8%	$4,366	3.2%	$(3,912)	-3.3%

Revenue

Revenue Background

We generate our revenue from the sale of software licenses, maintenance, consulting and training services. The timing and amount of revenue recognized from software licenses, maintenance and services agreements vary. We recognize (i) revenue on a paid-up software license in the month in which the license is shipped, and on a lease monthly over the license term, (ii) maintenance revenue, generated either as an element of a software license or by a separate renewal agreement ratably over the maintenance period (normally one year), and (iii) services revenue, generated primarily from consulting and training agreements, upon completion and customer acceptance of contractually agreed milestones or upon providing the service or upon percentage completion method. A more complete description of our revenue recognition policy can be found below under Critical Accounting Policies.

Due to the cyclical nature of new product releases and spending by larger global accounts, our revenue is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or reseller represented more than 10% of total revenue during the periods presented.

Total Revenue

Total revenue for the three months ended June 30, 2007 decreased by 11% compared to the same period in 2006 primarily as a result of lower software and services revenue, which is discussed below. Excluding the effects of changes in foreign currency rates during the 2007 period that favorably impacted 2007 revenue by $0.7 million, our total revenue decreased 12%.

Total revenue for the six months ended June 30, 2007 decreased by 12% compared to the same period in 2006 primarily as a result of lower software and services revenue, which is discussed below. Excluding the effects of changes in foreign currency rates during the 2007 period that favorably impacted 2007 revenue by $1.9 million, and after adjusting the 2006 period for non-recurring PLM revenue totaling $2.4 million, our total revenue decreased 12%. During the six months ended June 30, 2007 total deferred revenue increased $6.3 million to $84.5 million.

Software Revenue. Software revenue for the three and the six months ended June 30, 2007 decreased by 27% and 24%, respectively, when compared to the same periods in 2006. The decreases were primarily attributable to lower sales of engineering products resulting from the transition to selling enterprise solutions that adversely impacted our sales, and to a lesser extent from timing of revenue recognition associated with different mix of license arrangements and from software products discontinued in 2006. Additionally, there are some economic factors that affected our regions as more fully discussed below. In addition, the decrease for the six months ended June 30, 2007 reflects the loss of $1.3 million of sales attributable to our PLM business sold in March 2006. Excluding the favorable effects of changes in foreign currency rates during the three and six months ended June 30, 2007 totaling $0.1 million and $0.5 million, respectively, and after adjusting the 2006 periods for the non-recurring PLM revenue, software revenue decreased 27% to $22.9 million and decreased 23% to $45.5 million, for the three months and six months ended June 30, 2007, respectively. During the six months ended June 30, 2007 total deferred software revenue increased $0.9 million to $26.0 million.

Maintenance Revenue. Maintenance revenue for the three and six months ended June 30, 2007 increased by 9% and 7%, respectively, when compared to the same periods in 2006. This increase is the result of incremental increases in our installed customer base and continued high renewal rates. Excluding the favorable effects of changes in foreign currency rates during the three and six months ended June 30, 2007 totaling $0.4 million and $1.1 million, respectively, maintenance revenue increased 8% to $31.4 million for the three months ended June 30, 2007 and increased 5% to $59.6 million for the six months ended June 30, 2007. During the six months ended June 30, 2007 total deferred maintenance revenue increased $6.7 million to $58.0 million.

Services Revenue. Services revenue for the three and six months ended June 30, 2007 decreased by 19% and 34%, respectively, when compared to the same periods in 2006. The decreases were due primarily to changes in the nature, size and timing of consulting arrangements provided to our larger global accounts, caused in part from our decision in late 2006 to discontinue certain low value services, partially offset by changes in foreign currency rates that favorably impacted the three and six months ended June 30, 2007 by $0.2 million and $0.3 million, respectively. In addition, the decrease for the six months ended June 30, 2007 reflects the loss of $1.1 million of services revenue recognized in the 2006 period that was attributable to our PLM business. Excluding the effects of changes in foreign currency rates during the 2007 periods, and after adjusting the 2006 period for the non-recurring PLM revenue, services revenue decreased 22% to $5.7 million for the three months ended June 30, 2007 and decreased 32% to $11.4 million for the six months ended June 30, 2007. During the six months ended June 30, 2007 total deferred services revenue decreased $0.3 million to $1.5 million.

Revenue by Geography

The following table sets forth the revenue in each of the three geographic regions in which we operate for the three and six months ended June 30, 2006 and 2007 (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2007	% Change	2006	2007	% Change
Total Revenue:
Americas
Software	$6,187	$4,476	(27.7)%	$14,794	$10,661	(27.9)%
Maintenance	9,876	10,684	8.2%	19,368	21,250	9.7%
Services	2,361	2,067	(12.5)%	6,855	3,743	(45.4)%

Sub-total	18,424	17,227	(6.5)%	41,017	35,654	(13.1)%

EMEA
Software	$14,923	$8,773	(41.2)%	$25,433	$16,119	(36.6)%
Maintenance	10,491	12,915	23.1%	19,636	22,807	16.1%
Services	3,060	3,069	0.3%	6,649	5,501	(17.3)%

Sub-total	28,474	24,757	(13.1)%	51,718	44,427	(14.1)%

Asia Pacific
Software	$10,297	$9,734	(5.5)%	$20,459	$19,205	(6.1)%
Maintenance	8,828	8,259	(6.4)%	17,763	16,583	(6.6)%
Services	1,912	761	(60.2)%	4,356	2,518	(42.2)%

Sub-total	21,037	18,754	(10.9)%	42,578	38,306	(10.0)%

Total Revenue	$67,935	$60,738	(10.6)%	$135,313	$118,387	(12.5)%

% Revenue by Geography:
Americas	27.1%	28.4%		30.3%	30.1%
EMEA	41.9%	40.7%		38.2%	37.5%
Asia Pacific	31.0%	30.9%		31.5%	32.4%

Americas – The decreases in software revenue during the three and six months ended were the result of lower sales resulting from the transition to selling our MD and enterprise solutions, which impacted sales to customers in certain key industries. In particular, we experienced lower sales activities within the automotive industry due to weak market conditions, partially offset by continued strength in our major accounts within the aerospace industry. The decrease in software revenue for the six months ended June 30, 2007 was also impacted by the loss of PLM software revenue totaling $1.3 million. The increases in maintenance revenue for the three and six months ended June 30, 2007 were due to a growing installed customer base with high renewal rates. The decreases in services revenue were generally the result of the completion and non-replacement of significant consulting arrangements provided to larger global accounts in the aerospace and automotive sectors, due to changing customer needs and discontinuance of services offered. The decrease in services revenue for the six months ended June 30, 2007 was also impacted by the loss of PLM services revenue totaling $1.1 million.

EMEA – The decreases in software revenue for the three and six months ended June 30, 2007 reflects the impact of the transition to selling enterprise solutions to our major customers in the automotive, aerospace and manufacturing industries. Sales to major customers in the aerospace industry were also adversely impacted by disruptions to significant development programs. The 2006 periods, particularly the second quarter, included significant conversions of leasing arrangements to paid up transactions. The increases in maintenance revenue were attributable to high renewals and a growing installed customer base. The decreases in services revenue for the six months ended June 30, 2007 were due to costs control and the timing of the completion of consulting projects accounted for under the completed contract method. Excluding the effects of favorable changes in the EURO totaling $1.7 million and $3.3 million during the three and six months, respectively, total revenue in EMEA for the three months ended June 30, 2007 decreased by 18% to $23.1 million and decreased by 20% to $41.1 million during the six months ended June 30, 2007 compared to the same periods in 2006.

Asia Pacific – The decreases in software revenue for the three and six months ended June 30, 2007 were caused primarily by the transition to selling enterprise solutions to our major Japanese customers, partially offset by software revenue growth in China and India. The decrease in maintenance revenue was due primarily from unfavorable changes in the YEN, some slow renewals by business partners and lower renewals during the transition to token-based licenses. Services revenue decreased due to the completion and non-replacement of larger consulting projects with major Japanese customers as they started their new fiscal year. Excluding the effects of unfavorable changes in the YEN totaling $1.0 million and $1.5 million during the three and six months, respectively, total revenue in Asia Pacific for the three months ended June 30, 2007 decreased by 10% to $19.5 million and decreased by 8% to $39.5 million during the six months ended June 30, 2007 compared to the same periods in 2006

Costs and Expenses

A significant amount of our costs and expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. During the last several years, we have addressed challenges we faced to effectively market our products in an effort to improve our results of operations. We have sold and discontinued non-strategic assets or operations, initiated several restructuring plans, expanded our software development activities in India through lower cost contracted services, outsourced our production, manufacturing and distribution capabilities, renegotiated third party royalty arrangements and IT software licensing and maintenance agreements, and transitioned to electronic delivery of our software. Although these actions have resulted in mitigating the adverse consequences related to specific issues facing our business operations, processes and cost structures, the transition to emphasizing sales of enterprise integrated simulation solutions have resulted in additional expenditures as part of the implementation strategy. We have increased our research and development spending for enterprise and MD products, incurred additional expenses to recruit and/or retain sales and other management personnel with requisite skills needed to successfully execute our new business and product strategies, as well as increased our marketing activities to properly communicate our new strategies to the market place. In addition, we have incurred higher business expenses related to compliance with internal controls and related projects.

We allocate facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

Cost of Revenue

Cost of Software Revenue. Cost of software revenue consists primarily of royalties payable to third parties for technology embedded in or licensed with our software products, amortization of developed technology and the cost of product packaging and documentation materials. For the three and six months ended June 30, 2007, cost of software revenue decreased 27% and 25%, respectively, compared to the same periods in 2006, which were comparable to the decreases in software revenue. As a percent of software revenue, cost of software revenue for the three and six months ended June 30, 2007 was 10% and 12%, respectively, which were comparable to the same periods in 2006. After adjusting the six months ended June 30, 2006 period for non-recurring PLM cost of software revenue totaling $0.5 million, cost of software revenue decreased 19%. We expect the cost of software revenue percentage to be stable in the near term.

Cost of Maintenance and Services Revenue. Cost of maintenance and services consists primarily of personnel, outside consultancy costs and other direct costs required to provide customer support, consulting and training services. Cost of maintenance and services revenue for the three and six months ended June 30, 2007 decreased 28% and 36%, respectively, compared to the same periods in 2006. The decreases were attributable to lower employee related expenses and facility costs resulting from the restructured consulting business, including the sale of the PLM business. As a percent of maintenance and services revenue, cost of maintenance and services revenue decreased to 23% in the three months ended June 30, 2007 from 33% for the same period in 2006 and decreased to 24% in the six months ended June 30, 2007 from 36% for the same period in 2006. These decreases were attributable to higher utilization rates changes in the mix of consulting and training services provided and timing of costs incurred versus the recognition of related revenue under completed contract accounting. Excluding the effects of changes in foreign currency rates during the three and six months ended June 30, 2007 totaling $0.2 million and $0.3 million, respectively, and after adjusting the six months ended June 30, 2006 period for non-recurring PLM cost of services revenue totaling $0.4 million, cost of maintenance and services revenue decreased 13% to $8.4 million during the three months ended June 30, 2007 and decreased 35% to $16.8 million during the six months ended June 30, 2007.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 decreased 9% or $4.5 million compared to the same period in 2006. As a percent of total revenue, total operating expenses for three months ended June 30, 2007 were 76%, compared to 74% for the same period in 2006.

Operating expenses for the six months ended June 30, 2007 increased 12% or $11.7 million during the six months ended June 30, 2007 compared to the same period in 2006. As a percent of total revenue, total operating expenses for six months ended June 30, 2007 were 89%, compared to 69% for the same period in 2006.

Excluding the effects of changes in foreign currency rates during the 2007 period totaling $1.1 million, and after adjusting the 2006 period for non-recurring PLM operating expenses totaling $2.2 million, total operating expenses for the six months ended June 30, 2007 increased 14% to $104.1 million. Specific factors affecting our operating expenses are more fully discussed below.

Research and Development. Our research and development expenses consist primarily of salaries and benefits, facility expenses, contracted services, incentive compensation and computer technology. Major research and development activities include developing our enterprise solutions products, including our MD software, and enhancing the features and functionality of existing engineering products. Research and development expenses for the three months ended June 30, 2007 increased 8% or $0.9 million compared to the same period in 2006 and increased 15% or $3.2 million during the six months ended June 30, 2007 compared to the same period in 2006. The increase during the three months ended June 30, 2007 was due to higher employee related expenses ($0.8 million) and facility costs ($0.6 million), partially offset by lower incentive and stock compensation based on operating performance ($0.6 million). Average headcount of research and development personnel during the three months ended June 30, 2007 increased 14% to 281 from 247 for the same period in 2006.

The increase in research and development expenses during the six months ended June 30, 2007 was due to higher employee related expenses ($1.4 million), facility costs ($1.2 million) and contracted services ($1.1 million), partially offset by lower incentive and stock compensation based on operating performance ($0.4 million). Average headcount of research and development personnel during the six months ended June 30, 2007 increased 8% to 273 from 254 for the same period in 2006.

Selling, General and Administrative. Our selling expenses consist primarily of salaries and benefits, sales commissions, facility costs, travel and entertainment, incentive compensation, product marketing, and professional services. General and administrative expenses consist primarily of salaries, benefits and incentive compensation of administrative, executive, sales and marketing, financial and legal personnel, facility costs, outside consulting and other professional services and travel and entertainment.

Selling, general and administrative expenses for the three months ended June 30, 2007 decreased 16% or $6.1 million compared to the same period in 2006. The 2006 period included $2.2 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $1.3 million of consulting expenses related to the implementation of our worldwide financial and management system and $0.7 million for settlement of asserted legal claims. After consideration of these non-recurring items in 2006, selling, general and administrative expenses decreased $1.9 million during the 2007 period primarily due to lower employees’ salaries and benefits resulting from our first quarter restructuring plan ($0.8 million), lower professional services and consulting fees incurred primarily in connection with information technology, accounting and tax projects ($0.6 million), lower stock compensation and accruals for incentive compensation based on the current operating performance ($0.6 million), lower product marketing costs ($0.5 million), and a lower provision for doubtful accounts ($0.4 million), partially offset by higher sales commissions ($0.5 million) and higher facility costs resulting from increased lease and occupancy costs ($0.4 million). Excluding the effects of changes in foreign currency rates during the 2007 period totaling $0.3 million, selling, general and administrative expenses decreased 16% to $32.8 million. Average headcount of selling, general and administrative personnel during the three months ended June 30, 2007 decreased 8% to 653 from 709 for the same period in 2006.

Selling, general and administrative expenses for the six months ended June 30, 2007 increased $0.7 million compared to the same period in 2006. The 2006 period included a $4.4 million gain recognized on the sale of certain assets of our PLM business, $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $1.9 million of consulting expenses related to the implementation of a worldwide financial and management system and $0.7 million to settle asserted legal claims. After consideration of these non-recurring items in 2006, selling, general and administrative expenses increased $4.9 million during the 2007 period primarily due to higher professional services and consulting fees incurred primarily in connection with information technology, accounting and tax projects ($3.4 million), higher facility costs resulting from increased lease and occupancy costs ($1.3 million), higher stock compensation due to new equity awards granted in the fourth quarter of 2006 and first quarter of 2007 ($0.9 million), higher software license fees ($0.6 million), higher sales commissions ($0.6 million) and a higher provision for doubtful accounts ($0.4 million), partially offset by lower accruals for incentive compensation based on the current operating performance ($2.4 million), lower employees’ salaries and benefits resulting from our first quarter restructuring plan ($1.1 million) and lower product marketing costs ($0.7 million). Excluding the effects of changes in foreign currency rates during the 2007 period totaling $1.0 million selling, general and administrative expenses increased 3%. After adjusting the 2006 period for non-recurring PLM operating expenses totaling $2.2 million, selling, general and administrative expenses were $71.1 million. Average headcount of selling, general and administrative personnel during the six months ended June 30, 2007 decreased 7% to 667 from 718 for the same period in 2006.

Amortization of Intangibles. Our amortization expense is primarily related to customer lists with useful lives ranging from five to fifteen years. Amortization of intangibles for the three and six months ended June 30, 2007 was $0.2 million and $0.4 million, respectively, unchanged from the same periods in 2006.

Restructuring and Other Charges. On January 17, 2007, our Board of Directors approved the implementation of a cost reduction program that included a 7% reduction of our workforce and additional facility closings and consolidations. As a result, we recognized restructuring charges totaling $7.1 million during the three months ended March 31, 2007 and additional facility related charges of $0.2 million during the three months ended June 30, 2007 representing primarily expected sublease income that was not recognized during the period.

For the three months ended June 30, 2007, we recognized $0.5 million of impairment charges related to costs of certain software assets no longer being used and trademarks associated with discontinued products.

Interest and Other (Income) Expense, Net

Interest expense primarily consists of interest on our long-term debt and the amortization of debt issue costs and discounts. Interest expense for the three and six months ended June 30, 2007 decreased compared for the same periods in 2006 due to the redemption of our convertible debt in June 2006.

Other (income) expense, net includes interest income, foreign currency transaction gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and other non-operating income and expense. Interest income for the six months ended June 30, 2007 increased to $2.0 million compared to $1.8 million for the same period in 2006 as the result of higher average cash balances and interest rates. For the six months ended June 30, 2007 we recognized net foreign currency transaction losses totaling $1.2 million compared to $0.8 million of net foreign currency transaction gains recognized during the same period in 2006.

Provision (Benefit) for Income Taxes

Our effective income tax rate is based on an estimate of annual pre-tax income (loss) and the related income tax expense (benefit) in each jurisdiction, which is updated each subsequent quarterly period as necessary.

Our effective tax rate on continuing operations for the three and six months ended June 30, 2007 was 53% and 48%, respectively, compared to 47% for the same periods in 2006. The principal differences in the effective tax rates pertain to applying estimated tax rates to the pre-tax loss for the six months ended June 30, 2007, and to the pre-tax income for the six months ended June 30, 2006. Other items in these tax rates differences include foreign taxes, state taxes, nondeductible compensation, and benefits from recognizing tax positions during the six months ended June 30, 2007.

Discontinued Operations

In January 2007, we reoccupied certain facilities previously considered as part of our Systems business that was accounted for as a discontinued operation in 2003. As a result, we reversed $0.3 million of restructuring reserve related to such operations and recorded it, net of tax, as part of discontinued operations in the accompanying consolidated financial statements. In June 2007, we determined that contractual claims related to our Systems business were no longer needed pursuant to the statute of limitation applicable to such potential claims. Accordingly, we reversed $1.4 million of accrued liabilities associated with such claim and recorded it, net of tax, as part of discontinued operations in the accompanying consolidated financial statements.

In March 2006, we completed the sale of our wholly-owned Japanese service subsidiary, ESTECH Corporation, which has been accounted for as a discontinued operation within the consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2007, our principal sources of liquidity included cash and short-term investments of $114.0 million and marketable equity securities available-for-sale of $15.9 million.

Our working capital (current assets minus current liabilities) at June 30, 2007 increased $7.5 million to $105.9 million from $98.4 million at December 31, 2006. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash on hand and cash generated from operations will provide sufficient capital for normal working capital needs over the next twelve months. Our ability to generate cash flows from operations is dependent on our ability to generate income from our operations, and effective cash management, including timely billing and collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits, facilities, royalties and third party services. Outside of these expenses, we generally do not have a significant amount of cash requirements.

Net cash provided by operating activities was $5.9 million during the six months ended June 30, 2007, compared to $6.0 million during the 2006 period. Our days sales outstanding was 98 days at June 30, 2007, unchanged compared to December 31, 2006. The Company is taking steps to reduce the days sales outstanding. During the six months ended June 30, 2007 and 2006, our research and development expenditures totaled $25.1 million and $21.9 million, respectively. Due to the short duration between technological feasibility and general availability of the new software to our customers, none of these amounts were capitalized. We expect to continue to invest a substantial portion of our revenues primarily for the development of our new enterprise simulation solutions and integrated multi-disciplinary software. For 2007, we estimate our expenditures for research and development activities will total approximately $50 million.

Net cash used in investing activities for the six months ended June 30, 2007 included capital expenditures of $4.6 million of which $2.9 million relate to the purchase of a perpetual license for software source code to be used in future product development activities, and $1.3 million for the purchases of computer equipment and related software used in the development and support of our software products and business processes. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management information systems. In 2007, we estimate that our capital expenditures will total approximately $8.4 million and will be primarily for the purchase of computer equipment and related software used in our development and business processes.

Net cash provided by our investing activities for the six months ended June 30, 2006 included proceeds from the sale of ESTECH and the PLM assets totaling $14.5 million, proceeds of $4.8 million received from the sale of pledged securities no longer needed after the conversion of $100.0 million of our Subordinated Convertible Notes in June 2006 and capital expenditures of $3.9 million.

On November 8, 2006, our Board of Directors authorized the repurchase of up to 1,250,000 shares of the Company’s common stock from time to time in open market or private transactions.

During the six months ended June, 2006, we converted all of our Subordinated Convertible Notes into approximately 11,744,000 shares of our common stock.

Net cash used in our financing activities for the six months ended June 30, 2007 included proceeds from the exercise of stock options totaling $2.7 million, stock repurchases totaling $2.0 million and a debt payment of $0.8 million. For the six months ended June 30, 2006 our principal financing activities included payments of capital lease obligations totaling $0.7 million and proceeds from the exercise of stock options totaling $0.5 million.

Our current debt service obligations consist of interest and principal payments on the 8% Subordinated Notes Payable due June 17, 2009. As of June 30, 2007, remaining principal payments total $0.7 million in 2008 and $6.5 million in 2009. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Our commitments and contractual obligations as of June 30, 2007 were as follows (in $000’s):

	Total	Less Than 1 year	1-3 year	3-5 years	More Than 5 years
Contractual Obligations:
Subordinated Notes Payable	$7,200	$720	$6,480	$—	$—
—Interest Payments	1,145	601	544	—	—
Operating Lease Obligations	53,234	13,872	20,132	12,064	7,166
Capital Lease Obligations	447	305	142	—	—
Pension Obligations	3,142	129	326	596	2,091
Severance Agreements	300	300	—	—	—
Restructuring Reserve	3,940	909	1,221	1,003	807

Total Contractual Obligations	$69,408	$16,836	$28,845	$13,663	$10,064

In addition, the Company has recorded a liability for unrecognized tax benefits totaling $7.2 million as of June 30, 2007 in accordance with FIN 48. However, the Company cannot reasonably estimate at this time when or how much of this liability will be settled in cash.

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

Customers may also enter into arrangements for consulting and training services that are either on a time and materials basis or for a fixed fee. VSOE of fair value for consulting provided on a time and materials basis and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service and are typically recognized as earned. Consulting revenue is generated primarily from implementation services related to the installation of our products. These arrangements are generally not essential to the functionality of the software and are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our products are fully functional upon delivery of the product and implementation does not require significant modification or alteration.

Our consulting revenue under fixed fee arrangements is recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts,” which approximates the proportional performance method. When percentage-of-completion accounting is not possible due to our inability to accurately calculate percentage-of-completion, we recognize revenue using the completed-contract method.

If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed, or until fair value can be objectively determined. License revenue from agents is recognized upon sell-through to the end user customer. If we determine that collection of a license fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Recently Adopted Accounting Standards

Effective January 1, 2007, we adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (FIN 48), which clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods, and the transition of the accounting method upon the adoption of FIN 48. It also requires footnote and tabular disclosures about unrecognized tax benefits. Refer to Note 8 – Income Taxes in Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenue represented 69.7% and 69.9% of our total revenue for the six months ended June 30, 2006 and 2007, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the six months ended June 30, 2007, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $3.9 million and our net income from continuing operations by approximately $0.9 million.

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

Investment Risk

As of June 30, 2007 our investments included money market funds and marketable equity securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during the six months ended June 30, 2007.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of June 30, 2007, we owned 5,200,000 shares of GSSL stock with an original cost of $68,000.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007 (the Evaluation Date), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to and have initiated various claims and legal proceedings that arise in the ordinary course of our business. We are vigorously defending these claims brought against the Company, and we believe the Company has adequately reserved for potential costs that may result from these matters. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations.

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

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) On May 22, 2007, the Annual Meeting of Stockholders of the Company was held for the purpose of voting on:

(i) The election of three Directors to the Board of Directors to serve in their respective classes;

(ii) Ratification of the appointment of Deloitte & Touche LLP as independent auditors for 2007.

(b) The following matters were approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

(i) Election of Directors

Nominee	For	Against or Withheld	Abstained	Broker Non-Votes
Donald Glickman (Class I – Term expires 2010)	38,155,625	310,692	N/A	N/A
William F. Grun (Class I – Term expires 2010)	37,894,610	571,707	N/A	N/A
George N. Riordan (Class II—Term expires 2008)	37,698,656	767,661	N/A	N/A

(ii) Ratification of the appointment of Deloitte & Touche LLP as independent auditors for 2007.	38,032,061	401,992	32,264	N/A

Item 6.	Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

Date: August 8, 2007	By:	/s/ SAM M. AURIEMMA
SAM M. AURIEMMA - Chief Financial Officer (Mr. Auriemma is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number
3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of MSC.Software Corporation, as amended through May 11, 2007 to change the exact number of directors from five (5) to six (6) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed May 15, 2007, and incorporated herein by reference).

4.1	Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and Chase Mellon Shareholder Services, L.L.C., (now Mellon Investor Services LLC) as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.2	Amendment No. 1 to Rights Agreement dated as of October 18, 2004, by and between MSC.Software Corporation and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.3	The MacNeal-Schwendler Corporation Indenture dated as of June 17, 1999 with Chase Manhattan Bank & Trust Company N.A. as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

10.1*/**	Severance Compensation Agreement dated effective April 16, 2007, between MSC.Software Corporation and Sam M. Auriemma.

10.2*/**	Form of Nonqualified Stock Option Agreement, effective April 16, 2007, between MSC.Software Corporation and Sam M. Auriemma.

10.3*/**	Form of Incentive Stock Option Agreement (updated May 22, 2007) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.4*/**	Form of Non-Qualified Stock Option Agreement (updated May 22, 2007) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.5*/**	Form of Non-Qualified Stock Option Agreement (Non-U.S. Employees) (updated May 22, 2007) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.6*/**	Form of Non-Qualified Stock Option Agreement (Non-U.S. Employees) Appendix Singapore (updated May 22, 2007) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan.
**	Indicates filed herewith.