Form 10-Q
period 2007-09-30
MSC SOFTWARE CORP
filed 2007-11-14
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2007

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

As of October 31, 2007, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 44,607,662.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	December 31, 2006	September 30, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$111,878	$121,563
Investment	14,123	12,774
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,555 and $1,846, respectively	70,432	48,105
Income Tax Receivable	—	4,841
Deferred Taxes	15,727	16,359
Other Current Assets	7,440	10,145

Total Current Assets	219,600	213,787
Property and Equipment, Net	19,055	19,642
Goodwill and Indefinite Lived Intangibles	178,457	178,816
Other Intangible Assets, Net	25,912	22,285
Deferred Tax Assets	4,789	11,833
Other Assets	11,025	12,407

Total Assets	$458,838	$458,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,666	$5,367
Compensation and Related Costs	18,949	16,872
Current Portion of Long-Term Debt	800	720
Restructuring Reserve	—	921
Income Taxes Payable	2,903	3,234
Deferred Revenue	71,694	68,871
Other Current Liabilities	14,366	11,582
Current Liabilities of Discontinued Operations	1,862	162

Total Current Liabilities	121,240	107,729
Unrecognized Tax Benefits	—	8,247
Long-Term Deferred Revenue	6,495	6,369
Long-Term Debt	6,756	6,171
Other Long-Term Liabilities	13,439	16,452

Total Liabilities	147,930	144,968

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 43,960,000 and 44,610,000 Issued and 43,738,000 and 44,199,000 Outstanding, respectively.	440	446
Additional Paid-in Capital	415,860	424,720
Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(13,363)	(11,535)
Unrealized Investment Gain, net of Tax	8,868	8,036
Pension Liability Adjustment, net of Tax	(1,070)	(1,024)

Total Accumulated Other Comprehensive Loss	(5,565)	(4,523)

Accumulated Deficit	(96,953)	(101,339)
Treasury Shares, At Cost (222,000 and 411,000 Shares, respectively)	(2,874)	(5,502)

Net Shareholders’ Equity	310,908	313,802

Total Liabilities and Shareholders’ Equity	$458,838	$458,770

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue:
Software	$22,650	$19,874	$83,336	$65,859
Maintenance	28,946	31,632	85,713	92,272
Services	6,778	5,681	24,638	17,443

Total Revenue	58,374	57,187	193,687	175,574

Cost of Revenue:
Software	2,632	2,173	9,882	7,692
Maintenance and Services	9,206	8,281	35,753	25,422

Total Cost of Revenue	11,838	10,454	45,635	33,114

Gross Profit	46,536	46,733	148,052	142,460

Operating Expenses:
Research and Development	9,883	12,428	31,817	37,530
Selling, General and Administrative	38,810	32,912	110,074	104,956
Amortization of Intangibles	187	177	562	522
Restructuring and Other Charges	—	809	—	8,599

Total Operating Expenses	48,880	46,326	142,453	151,607

Operating Income (Loss)	(2,344)	407	5,599	(9,147)

Other (Income) Expense:
Interest Expense	255	300	3,329	873
Other Income, net	(1,346)	(1,834)	(3,892)	(2,464)

Total Other Income, net	(1,091)	(1,534)	(563)	(1,591)

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	(1,253)	1,941	6,162	(7,556)
Provision (Benefit) For Income Taxes	540	1,879	4,025	(2,660)

Income (Loss) From Continuing Operations	(1,793)	62	2,137	(4,896)

Income From Discontinued Operations, net of Income Taxes	—	—	436	1,046

Net Income (Loss)	$(1,793)	$62	$2,573	$(3,850)

Basic Earnings (Loss) Per Share From Continuing Operations	$(0.04)	$—	$0.06	$(0.11)
Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.04)	$—	$0.06	$(0.11)
Basic Earnings Per Share From Discontinued Operations	$—	$—	$0.01	$0.02
Diluted Earnings Per Share From Discontinued Operations	$—	$—	$0.01	$0.02
Basic Earnings (Loss) Per Share	$(0.04)	$—	$0.07	$(0.09)
Diluted Earnings (Loss) Per Share	$(0.04)	$—	$0.07	$(0.09)
Basic Weighted-Average Shares Outstanding	42,872	44,219	36,416	44,026
Diluted Weighted-Average Shares Outstanding	45,420	45,050	45,594	44,026

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,573	$(3,850)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Provision for Doubtful Accounts	258	434
Depreciation and Amortization of Property and Equipment	5,176	5,714
Amortization of Intangibles	4,438	4,436
Amortization of Debt Issuance Costs and Discount	463	135
Write off of Debt Issuance Costs	1,404	—
Loss on Disposal of Long-Lived Assets	120	83
Gain on Sale of Long-Lived Assets	(4,439)	—
Amortization of Net Loss and Transition Assets	—	84
Impairment of Assets	—	519
Adjustment to Restructuring Reserve - Discontinued Operations	(373)	—
Stock-Based Compensation	5,265	4,974
Stock Option Modification	—	674
Provision for Deferred Income Taxes	—	(5,379)
Unrecognized Tax Benefits	—	741
Changes in Operating Assets and Liabilities, Net of Effects of Acquisition:
Trade Accounts Receivable	16,807	21,986
Other Current Assets	(3,411)	(2,902)
Other Assets	253	(984)
Accounts Payable	(4,287)	(5,889)
Compensation and Related Expenses	(1,374)	(2,077)
Restructuring Reserve	(6)	921
Income Taxes, net	(2,256)	1,235
Deferred Revenue	(18,284)	(3,118)
Other Current Liabilities	(4,536)	(2,906)
Other Liabilities	525	2,885
Discontinued Operations	(714)	(1,700)

Net Cash Provided By (Used In) Operating Activities	(2,398)	16,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(5,773)	(6,308)
Proceeds from Sale of Long-Lived Assets	4,328	624
Proceeds from Sales and Maturities of Investment Securities	4,821	—
Businesses Acquired, Net of Cash	—	(1,003)
Discontinued Operations	10,202	—

Net Cash Provided By (Used In) Investing Activities	13,578	(6,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Common Stock	—	(2,633)
Repayment of Note Payable	—	(800)
Payment of Capital Lease Obligations	(676)	(484)
Proceeds from Exercise of Stock Options	4,687	3,225

Net Cash Provided By (Used In) Financing Activities	4,011	(692)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	269	1,048

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,460	9,685
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,478	111,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,938	$121,563

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

(in thousands)

	Nine Months Ended September 30,
	2006	2007
Supplemental Cash Flow Information:
Income Taxes Paid, net	$5,971	$1,112
Interest Paid	$2,179	$634
Property and Equipment Additions Financed Under Capital Leases	$738	$—
Conversion of Subordinated Debentures into Common Stock	$100,000	$—
Reconciliation of Businesses Acquired, Net of Cash Received:
Fair Value of Assets Acquired	$—	$1,141
Liabilities Assumed	—	(138)

Businesses Acquired, Net of Cash Received	$—	$1,003

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Basis of Presentation and Consolidation – In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to these instructions, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the Company has made all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2007 and the consolidated results of operations for the three and nine months ended September 30, 2006 and 2007. The consolidated results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements and accompanying notes should be read in conjunction with Management’s Discussion and Analysis in this Form 10-Q and, Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

September 30, 2007

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

The following table summarizes the stock-based compensation expense recognized by type of equity award during the three and nine months ended September 30, 2006 and 2007 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Stock Options	$852	$1,333	$2,454	$3,235
Restricted Stock Unit Awards	327	748	980	1,917
Performance Stock Unit Awards	1,831	—	1,831	(178)

	$3,010	$2,081	$5,265	$4,974

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

September 30, 2007

The above stock-based compensation expense was recognized in the accompanying unaudited condensed consolidated statements of operations as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Cost of Revenue	$—	$121	$—	$302
Research and Development	—	270	—	523
Selling, General and Administrative	3,010	1,690	5,265	4,149

Stock-Based Compensation Expense Before Taxes	3,010	2,081	5,265	4,974
Income Tax Benefit	(2,378)	(628)	(3,438)	(2,013)

Stock-Based Compensation Expense After Taxes	$632	$1,453	$1,827	$2,961

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

The Company used the following assumptions to estimate the fair value of stock options granted during the three and nine months ended September 30, 2006 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	49.0%	49.0%	49.0%	49.0%
Risk-Free Interest Rate	4.4%	4.9%	4.4%	5.0%
Expected Life	6.3 Years	6.1 Years	6.3 Years	6.1 Years

The following table summarizes option activity during the nine months ended September 30, 2007:

	Options	Option Price Per Share			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	4,660,345	$0.10	to	$27.50	$11.87
Granted	1,995,130	$11.74	to	$15.54	$13.26
Exercised	(347,065)	$0.10	to	$14.00	$9.19
Canceled	(159,395)	$4.68	to	$17.60	$14.78

Outstanding at September 30, 2007	6,149,015	$0.10	to	$27.50	$12.39	6.7 Years	$11,419

Exercisable at September 30, 2007	3,504,436	$0.10	to	$27.50	$11.55	4.8 Years	$9,854

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

September 30, 2007

Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during the nine months ended September 30, 2007 was $7.13. The aggregate intrinsic value of options outstanding at September 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 4,163,000 shares that had exercise prices that were lower than the $13.62 market price of our common stock at September 30, 2007. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $144,000 and $1,674,000, respectively, determined as of the date of exercise.

As of September 30, 2007, the number of options outstanding and exercisable under the stock plans, by range of exercise prices, was as follows:

Range of Exercise Prices	Options Outstanding		Weighted- Average Remaining Contractual Life (Years)	Options Exercisable
	Number of Options	Weighted- Average Exercise Price		Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$ 0.10 to $ 0.15	23,983	$0.10	3.8	23,983	$0.10	3.8
$ 4.68 to $ 7.02	318,951	$5.81	3.7	318,951	$5.81	3.7
$ 7.10 to $10.65	1,438,228	$9.11	5.0	1,397,603	$9.11	5.0
$10.70 to $16.05	3,958,853	$13.46	7.7	1,503,858	$13.76	5.1
$16.18 to $24.27	384,000	$18.94	5.8	235,041	$19.22	4.2
At $27.50	25,000	$27.50	3.8	25,000	$27.50	3.8

Total	6,149,015	$12.39	6.7	3,504,436	$11.55	4.8

The number of options vested or expected to vest at September 30, 2007 was 5,909,728. These options had a weighted average exercise price of $12.06, a weighted-average remaining contractual life of 6.6 years and an aggregate intrinsic value of $11,289,000.

Restricted Stock Unit and Performance Stock Unit Awards

The Company grants time-based and performance-based restricted stock units to selected employees pursuant to the 2006 Plan. The time-based restricted stock units vest ratably over the requisite service periods. The performance-based restricted stock units vest equally over the requisite service periods upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. The award agreements for restricted stock units generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards are based on the fair market value of the shares at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the annual performance criteria. During the three and nine months ended September 30, 2007, $96,000 of stock compensation expense related to the performance-based restricted stock units has been recognized. The cumulative unrecognized compensation cost related to the performance-based restricted stock units was $1,788,000 as of September 30, 2007.

The fair value of restricted stock unit awards is determined based on the Company’s stock price as of the measurement date, which is the date of grant. As of September 30, 2007, there was $13,244,000 of deferred compensation cost related to the restricted stock unit awards which have a weighted average remaining contractual life of 2.0 years.

The following table presents a summary of restricted stock unit activity during the nine months ended September 30, 2007:

	Restricted Stock Unit Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2006	1,310,810	$12.43
Granted	325,500	$14.11
Vested	(200,000)	$11.73
Forfeited	(175,030)	$13.27

Nonvested as of September 30, 2007	1,261,280	$13.66

During 2005 and 2006, in connection with the employment of executive officers and other key employees, the Company granted performance stock unit awards that vest and are payable in shares if the per share price of the Company’s common stock exceeds a pre-established per share price for thirty consecutive trading days on a national stock exchange

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

September 30, 2007

within two years from the date of grant. On September 5, 2006, the Company’s common stock began trading on the NASDAQ stock exchange thus satisfying the performance condition on its performance stock unit awards pursuant to FAS 123(R). As a result, the Company recognized $1,907,000 in stock-based compensation expense, representing the vested portion of the estimated fair value through December 31, 2006. The pre-established share price is determined based on the price of common stock at the date of grant. The fair value of performance stock unit awards granted was estimated using the Monte Carlo simulation valuation model. As of September 30, 2007 all compensation cost related to these performance stock unit awards has been recognized over the expected vesting period, although adjustments have been recorded during the nine months ended September 30, 2007 and may be recorded in future periods for forfeitures of unvested shares.

The following table presents a summary of performance stock unit activity during the nine months ended September 30, 2007:

	Awards	Target Price
Outstanding as of December 31, 2006	405,000	$15.00 -$25.00
Vested	(100,000)	$ 15.00
Cancelled	(215,000)	$17.00 -$23.50
Forfeited	(55,000)	$17.00 -$23.50

Outstanding as of September 30, 2007	35,000	$23.50 -$25.00

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

NOTE 4 – PENSION PLANS

The Company has defined benefit plans covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German plan is unfunded. The components of net periodic benefit cost for these pension plans are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Service Cost	$247	$252	$740	$743
Interest Cost	91	109	270	322
Expected Return on Plan Assets	(2)	(3)	(6)	(8)
Amortization of Transition Asset	1	1	4	4
Amortization of Net Loss	6	28	17	80

Net Periodic Benefit Cost	343	387	1,025	1,141
Special Termination Benefits	192	—	192	—

Total Periodic Benefit Cost	$535	$387	$1,217	$1,141

The special termination benefit of $192,000 recognized during the three months ended September 30, 2006 was related to termination of Korean employees.

The amortization of transition asset and net loss for the three and nine months ended September 30, 2007 has been included in other comprehensive income (loss), net of tax, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

September 30, 2007

The Company’s pension liabilities are reported in the consolidated balance sheets as follows (in thousands):

	December 31, 2006	September 30, 2007
Other Current Liabilities	$590	$488
Other Long-Term Liabilities	8,413	9,777

	$9,003	$10,265

As of September 30, 2007, contributions totaling $306,000 have been made to the plans. The Company anticipates that contributions totaling approximately $386,000 will be made to its pension plans during 2007.

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net Income (Loss)	$(1,793)	$62	$2,573	$(3,850)
Changes in:
Foreign Currency Translation Adjustments, net of Tax	867	861	1,058	1,828
Unrealized Gains (Losses) on Investments, net of Tax	470	(1,979)	(526)	(832)

Comprehensive Income (Loss)	$(456)	$(1,056)	$3,105	$(2,854)

NOTE 6 – GOODWILL, OTHER INTANGIBLE ASSETS & IMPAIRMENT

On August 8, 2007 the Company acquired Pioneer Solutions, Inc., a provider of computational fluid dynamics (“CFD”) technology, for $1,046,000 of which $1,008,000 was paid in cash and $38,000 in assumed liabilities. The purchase price was paid in cash and resulted in the Company recording other intangible assets totaling $808,000, consisting primarily of developed technology, and goodwill of $537,000, including $299,000 of deferred tax liabilities. The pro forma effect of this acquisition was not material to the Company’s consolidated financial statements.

The changes in the carrying amount of goodwill for each of our reporting units are as follows (in thousands):

	Software Segment	Services Segment	Total
Balance at December 31, 2006	$118,338	$33,351	$151,689
Acquisition of Pioneer Solutions	537	—	537

Balance at September 30, 2007	$118,875	$33,351	$152,226

As of December 31, 2006 and September 30, 2007 indefinite lived intangibles totaled $26,768,000 and $26,590,000 respectively, primarily consisting of trademarks and trade names.

The Other Intangibles Assets consisted of the following (in thousands):

	Estimated Useful Life	Sep-07	Dec-06
Developed Technology	5-10 years	$50,977	$50,301
Customer Lists	5-15 years	7,762	7,612
Value Added Reseller Distribution Channel	4 years	211	211

		58,950	58,124
Less Accumulated Amortization		(36,665)	(32,212)

Other Intangible Assets, Net		$22,285	$25,912

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

September 30, 2007

During the three and nine months ended September 30, 2007, the Company recorded impairment charges of $55,000 and $519,000 respectively, pursuant to SFAS No. 144, which are included in restructuring and other charges in the accompanying consolidated statements of operations. The total amount includes $343,000 related to capitalized software costs and $176,000 related to indefinite-lived intangible assets associated with trademarks and trade names for software products no longer being licensed.

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

During the three months ended September 30, 2007, the Company recorded an additional restructuring charge totaling $687,000, consisting of $367,000 related to a vacated facility and $320,000 related to the termination of previously identified employees during the period. In addition, the Company reversed $286,000 of the initial restructuring charge related to accruals associated with workforce reductions. During the three and nine months ended September 30, 2007, the Company also recorded charges of $353,000 and $601,000, respectively, representing the expected sublease income that was not recognized subsequent to recording the initial restructuring reserve. Similar charges will be recorded in future periods to the extent the Company does not enter into sublease arrangements.

The Company will review quarterly the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, which may result in adjustments to established reserves.

The following is the activity in the restructuring reserve during the nine months ended September 30, 2007 (in thousands):

	Workforce Reductions	Facilities	Total Restructuring Reserve
Balance at January 1, 2007	$—	$—	$—
Restructuring Charges, net of Adjustments	3,675	4,064	7,739
Sublease Income	—	601	601
Cash Payments	(3,486)	(884)	(4,370)
Foreign Currency Adjustment	75	—	75

Balance at September 30, 2007	$264	$3,781	$4,045

Current	$264	$657	$921

Long-Term	$—	$3,124	$3,124

The current portion of the reserve is reported separately while the long-term portion of the reserve is reported in other long-term liabilities in the accompanying consolidated balance sheets.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

September 30, 2007

NOTE 8 – INCOME TAXES

The Company is subject to income tax in multiple jurisdictions in which it operates. The Company’s effective tax rate depends upon the relative proportions of consolidated pre-tax income earned in the United States and foreign tax jurisdictions and the estimated tax rate(s) in each jurisdiction to which pre-tax income in that jurisdiction is applied.

Provision (benefit) for income taxes for the three and nine months ended September 30, 2006 and 2007 includes provisions (benefits) for state, federal, and foreign income taxes. Based on estimated annual income (losses) by tax jurisdiction, the effective tax rate for the three and nine months ended September 30, 2007 was 96.8% and 35.2%, respectively, compared to (43.1)% and 65.3% for the same periods in 2006.

The Company has not provided taxes for undistributed earnings of its foreign subsidiaries because it plans to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide taxes on such excess amount.

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

At September 30, 2007, the Company had $18,642,000 of gross unrecognized tax benefits of which $17,135,000, if recognized, would reduce the effective tax rate. The amount of gross unrecognized tax benefits reflects an increase of $667,000 since the adoption of FIN 48. Such increase resulted from additional transfer pricing exposures in foreign jurisdictions totaling $2,082,000, partially offset by settlements of state credit benefits totaling $861,000 and the expiration of certain foreign statute of limitations totaling $554,000.

The Company continued its policy of recognizing potential accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. At September 30, 2007, the Company has accrued $1,323,000 for the payment of interest and has accrual for potential penalties of $128,000 associated with their FIN 48 tax reserves. These amounts represent increases of $283,000 and $89,000 for interest and penalties, respectively, since the adoption of FIN 48.

The Company is subject to income taxation in the U.S., various states, and foreign countries, the most material of which are Germany and Japan. The tax returns filed in these jurisdictions for tax years after 2002 are subject to audit.

The Company’s Japanese subsidiary is currently under audit by the Japanese tax authority for tax years 2004 through 2006. The Company expects the audit to conclude within the next twelve months. The Company is also currently under audit in various states, and the Company expects the audits to conclude within the next twelve months with no or immaterial deficiency assessments.

Based on the outcome of these audits, or as a result of the expiration of statute of limitations for specific jurisdictions, the Company believes that it is reasonably possible over the next twelve months that its liability for unrecognized tax benefits could be reduced by approximately $3,917,000 associated with income tax credits and transfer pricing matters.

During the nine months ended September 30, 2007, the Company recognized and recorded discrete items of tax benefit totaling $125,000 associated with income tax credits, accrued interest, and transfer pricing matters.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

September 30, 2007

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue:
Software	$22,650	$19,874	$83,336	$65,859
Maintenance	28,946	31,632	85,713	92,272
Services	6,778	5,681	24,638	17,443

Total Revenue	$58,374	$57,187	$193,687	$175,574

Gross Profit:
Software	$20,018	$17,701	$73,454	$58,167
Maintenance and Services	26,518	29,032	74,598	84,293

Total Gross Profit	$46,536	$46,733	$148,052	$142,460

International operations consist primarily of foreign sales offices selling software developed in the United States and providing consulting and training services. Revenue is attributed to the country in which the customer is located. No customer accounted for 10% or more of total consolidated revenue.

The following tables summarize consolidated revenue and identifiable assets of the Company’s operations by geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue:
The Americas (1)	$17,077	$17,584	$58,031	$53,238
EMEA	23,140	21,490	74,428	65,917
Asia Pacific (2)	18,157	18,113	61,228	56,419

Total Revenue	$58,374	$57,187	$193,687	$175,574

			December 31, 2006	September 30, 2007
Identifiable Assets:
The Americas (1)			$336,871	$341,281
EMEA			65,723	48,021
Asia Pacific (2)			56,244	69,468

Total Identifiable Assets			$458,838	$458,770

(1)	Substantially the United States

(2)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $36,200,000 and $34,297,000 as of December 31, 2006 and September 30, 2007, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $5,072,000 and $5,638,000 as of December 31, 2006 and September 30, 2007, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

September 30, 2007

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data and per share value amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator:
Numerator for Basic Earnings Per Share— Income (Loss) From Continuing Operations	$(1,793)	$62	$2,137	$(4,896)
Effect of Dilutive Securities:
Interest Expense on Convertible Debentures	—	—	467	—

Numerator for Diluted Earnings Per Share— Income (Loss) From Continuing Operations	(1,793)	62	2,604	(4,896)
Income From Discontinued Operations	—	—	436	1,046

Numerator for Diluted Earnings Per Share— Net Income (Loss)	$(1,793)	$62	$3,040	$(3,850)

Denominator:
Denominator for Basic Earnings Per Share—Weighted-Average Shares Outstanding	42,872	44,219	36,416	44,026

Effect of Dilutive Securities:
Stock Options, ESPP Shares and Warrants	2,548	831	2,850	—
Convertible Debentures	—	—	6,328	—

Dilutive Potential Common Shares	2,548	831	9,178	—

Denominator for Diluted Earnings per Share	45,420	45,050	45,594	44,026

Basic Earnings (Loss) Per Share From Continuing Operations	$(0.04)	$—	$0.06	$(0.11)
Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.04)	$—	$0.06	$(0.11)
Basic Earnings Per Share From Discontinued Operations	$—	$—	$0.01	$0.02
Diluted Earnings Per Share From Discontinued Operations	$—	$—	$0.01	$0.02
Basic Earnings (Loss) Per Share	$(0.04)	$—	$0.07	$(0.09)
Diluted Earnings (Loss) Per Share	$(0.04)	$—	$0.07	$(0.09)

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock. Share repurchases will be made from time to time in the open market, based on stock availability and price. The stock repurchase program expired at close of business on November 7, 2007.

During the nine months ended September 30, 2007, the Company has purchased 75,900 shares at an average price of $13.98 per share under the stock repurchase program. The aggregate purchase price of $1,061,000 was recorded in treasury stock on the consolidated balance sheet. As of September 30, 2007, an aggregate 259,300 shares have been repurchased under the program.

In addition, during the nine months ended September 30, 2007 we withheld 113,650 shares of vested restricted stock as settlement of income taxes totaling $1,572,000 paid by the Company on behalf of employees. Such amount has been recorded in treasury stock on the accompanying consolidated balance sheets.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

September 30, 2007

NOTE 12 – CONTINGENCIES

Litigation

We are subject to and have initiated various claims and legal proceedings that arise in the ordinary course of our business. We are vigorously defending these claims brought against the Company, and we believe the Company has adequately reserved for potential costs that may result from these matters which are not considered material as of September 30, 2007. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company warrants that its software products will perform for 90 days in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2006 and September 30, 2007.

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

The results of the discontinued operations of ESTECH included in the accompanying consolidated statements of operations for the nine months ended September 30, 2006 were as follows (in thousands):

Services Revenue	$2,064
Cost of Services Revenue and Operating Expenses	1,311

Operating Income	753
Other (Income), net	(11)

Income Before Provision for Income Taxes	764
Provision for Income Taxes	328

Income from Discontinued Operations	$436

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

September 30, 2007

Systems Business

In 2003, the Company discontinued its Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of September 30, 2007, the restructuring reserve includes remaining lease obligations that will terminate in 2010.

The following is the activity in the restructuring reserve related to the discontinued operations of the Systems business during the nine months ended September 30, 2007 (in thousands):

Facilities
Balance at January 1, 2007	$479
Adjustment	(276)
Cash Payments	(41)

Balance at September 30, 2007	$162

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

We are a leader in the development, marketing and support of simulation solutions, including simulation software and related services. For over 40 years, our solutions have allowed manufacturing and technology companies, as well as Universities and research institutions around the world, to construct computer models of products, components, systems and assemblies, to simulate performance conditions, and to predict physical responses to certain variables, such as stress, motion and temperature. These capabilities can allow our customers to optimize product designs, improve product quality and reliability, comply with regulatory and safety guidelines, reduce product development costs and shorten the timeline in bringing new products to market. We also provide a broad range of strategic consulting services to help our customers implement simulation solutions and improve the integration and performance of their product development process, which can lower the total cost of ownership of their technology investments.

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

Since the introduction of our new enterprise sales strategy in 2006, we have been in the transitional stage of this product shift. As more fully discussed below, this transition has impacted our Company in various ways. Software sales cycles have lengthened as customers evaluate the value proposition we offer through our new products. Research and development costs have increased as the Company offers more feature-rich products and certain recurring selling, general and administrative costs have also increased to support the change. However, with thousands of global accounts among diverse industries, we believe we have a unique competitive advantage in leveraging these new products and related professional services to existing and new customers and in penetrating new markets, ultimately leading to higher numbers of installations and users, increased transaction sizes of our software orders and improved operating results. No assurance can be given however, that these new products will be accepted by our customers.

We manage our business under two operating segments—software and services. Our revenue is derived through our direct sales force, a network of resellers and other sales agents. Revenue generated by our software segment consists of licensing fees that are earned through lease (limited term) arrangements and paid-up (perpetual) license arrangements. Lease and paid-up arrangements are generally licensed with maintenance that covers a specific period of time. Our services segment generates maintenance and services revenue. Maintenance revenue includes unspecified software upgrades, enhancements and technical post-contract support. Services revenue includes consulting and training services, including services provided in connection with software installation.

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

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
Average Exchange Rate to US $1	2006	2007	% Change	2006	2007	% Change
EMEA - Euro	0.7845	0.7280	7.2%	0.8044	0.7445	7.5%
Asia Pacific - Japanese Yen	116.1488	117.8942	-1.5%	115.8711	119.3789	-3.0%

Significant portions of our current and past revenue sources are attributable to our long-term relationships with major original equipment manufacturers and their key suppliers. These customers have embedded our software solutions within their collaborative design and manufacturing processes. Once embedded, we have opportunity to grow revenue through licensing new products, renewal of maintenance contracts, engagement of consulting services, and licensing of additional software products.

Our customers typically fund purchases of our software and services largely out of their manufacturing, IT, research and development and capital budgets. As a result, our customers’ business outlook and willingness to invest in new product development can significantly affect our business.

We believe our customers will continue to invest in our products. However, such investments are carefully evaluated by our customers and are dependent on growth in product development and engineering spending. We believe our simulation solutions offer our customers high returns on investment and that our sales strategy will enable us to penetrate new market segments and increase our market share.

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

Management has taken certain actions in an effort to reduce operating expenses and to improve operating margins, including the decision to sell our ESTECH subsidiary and certain PLM assets in 2006, and to expand our software development activities in India through contracted services as a cost effective solution to maintaining our leadership in simulation software. In addition, on January 17, 2007, our Board of Directors approved the implementation of a cost reduction program that included a 7% reduction of our workforce and additional facility closings and consolidations. We believe the cost reduction program will better align future operating costs with our sales strategy while allowing us to improve operating profit.

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

In January 2007, we reoccupied certain facilities previously considered as part of our Systems business that was discontinued in 2003. Accordingly, we reversed $0.3 million of restructuring reserve related to such operations and recorded the amount as income from discontinued operations in the accompanying consolidated financial statements. In June 2007, we reversed $1.4 million of accrued liabilities associated with potential contractual claims related to our Systems business because we believe such claims are time barred by the statute of limitations. See Note 13—Discontinued Operations and Sale of Long-Lived Assets in Notes to Unaudited Condensed Consolidated Financial Statements.

2007 Highlights

During the last nine months of 2006, we began aggressively marketing our SimEnterprise solutions as part of our enterprise simulation solutions strategy. Our MD software products were also introduced to our customers as a valued-added alternative to certain of our engineering products. The transition from selling predominantly software tools to emphasizing enterprise simulation solutions requires extensive recruiting and training of sales personnel throughout our regions, as well as comprehensive presentations to key customers that demonstrate the capabilities of these new solutions to effect their product design and engineering processes and to manage simulation data more efficiently. The transition also requires our major customers to re-evaluate their product engineering needs and to revise, review and approve higher funding requirements. As a result, our experience to date shows that selling enterprise solutions generally lengthens the sales cycles, leading to delays in licensing all our products.

Total revenue for the nine months ended September 30, 2007 was $175.6 million, a decrease of 9% compared to $193.7 million for the same period in 2006. The 2006 period included non-recurring revenue totaling $2.4 million related to our North American PLM business, which was sold in March 2006. Excluding the favorable impact from changes in foreign currency rates during the 2007 period of $3.1 million, and after adjusting the 2006 period for the non-recurring PLM revenue totaling $2.4 million, our total revenue in 2007 decreased 10% to $172.5 million. Other factors affecting our revenue during the 2007 period are more fully discussed below. Total deferred revenue at September 30, 2007 decreased 4% to $75.2 million from $78.2 million at December 31, 2006.

Total operating expenses for the nine months ended September 30, 2007 increased 6% to $151.6 million compared to $142.5 million for the same period in 2006. Included in the 2007 period were non recurring charges totaling $8.6 million consisting of restructuring charges totaling $8.1 million and impairment charges associated with long-lived assets for a totaling $0.5 million. Included in the 2006 period were net non-recurring charges totaling $6.6 million, consisting of audit and non-recurring professional services fees incurred in connection with the 2005 audit totaling $6.0 million, consulting expenses related to the implementation of a worldwide financial and management system totaling $4.3 million, and $0.7 million related to the settlement of legal claims, partially offset by a $4.4 million gain recognized on the sale of certain assets of our North American PLM business.

	Nine Months Ended September 30,
Amount in $ millions	2006	2007	Change	% Change
Total Operating Expenses	$142.5	$151.6	$9.1	6%
Less: Total Non Recurring Expenses, net	(6.6)	(8.6)	(2.0)

Adjusted Operating Expenses	$135.9	$143.0	$7.1	5%

The increase in adjusted operating expenses relates to increased research and development costs of $5.7 million associated primarily with the development of our enterprise solutions products; increased selling, general and administrative costs of $1.5 million primarily due to higher professional and consulting fees partially offset by decreases in certain expenses; and decreased amortization of intangibles of $0.1 million. Additional factors affecting these expenses during the 2007 period are more fully discussed below.

Net cash provided by operations during the nine months ended September 30, 2007 was $16.0 million compared to $2.4 million used in the same period in 2006. Our cash, cash equivalents and investments increased 7% to $134.3 million at September 30, 2007 from $126.0 million at December 31, 2006.

In August 2007, we purchased Pioneer Solutions, Inc., a provider of computational fluid dynamics (“CFD”) technology, for $1.0 million. We intend to integrate the CFD functions into our SimEnterprise and MD solutions, thereby creating a common user environment and enterprise simulation platform for fluids that will cover applications such as fluid flow, heat transfer, aerodynamics, climate control, chemical mixing and fluid structure interface.

Results of Operations

The following table sets forth items included in or derived from our unaudited condensed consolidated statements of operations included elsewhere in this report (amounts in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	% of Revenue	2007	% of Revenue	2006	% of Revenue	2007	% of Revenue
Revenue:
Software	$22,650	38.8%	$19,874	34.8%	$83,336	43.0%	$65,859	37.5%
Maintenance	28,946	49.6%	31,632	55.3%	85,713	44.3%	92,272	52.6%
Services	6,778	11.6%	5,681	9.9%	24,638	12.7%	17,443	9.9%

Total Revenue	58,374	100.0%	57,187	100.0%	193,687	100.0%	175,574	100.0%

Cost of Revenue:
Software	2,632	4.5%	2,173	3.8%	9,882	5.1%	7,692	4.4%
Maintenance and Services	9,206	15.8%	8,281	14.5%	35,753	18.5%	25,422	14.5%

Total Cost of Revenue	11,838	20.3%	10,454	18.3%	45,635	23.6%	33,114	18.9%

Gross Profit	46,536	79.7%	46,733	81.7%	148,052	76.4%	142,460	81.1%

Operating Expenses:
Research and Development	9,883	16.9%	12,428	21.7%	31,817	16.4%	37,530	21.4%
Selling, General and Administrative	38,810	66.5%	32,912	57.6%	110,074	56.8%	104,956	59.7%
Amortization of Intangibles	187	0.3%	177	0.3%	562	0.3%	522	0.3%
Restructuring and Other Charges	—	0.0%	809	1.4%	—	0.0%	8,599	4.9%

Total Operating Expenses	48,880	83.7%	46,326	81.0%	142,453	73.5%	151,607	86.3%

Operating Income (Loss)	(2,344)	-4.0%	407	0.7%	5,599	2.9%	(9,147)	-5.2%

Other (Income) Expense:
Interest expense	255	0.4%	300	0.5%	3,329	1.7%	873	0.5%
Other Income, net	(1,346)	-2.3%	(1,834)	-3.2%	(3,892)	-2.0%	(2,464)	-1.4%

Total Other Income, net	(1,091)	-1.9%	(1,534)	-2.7%	(563)	-0.3%	(1,591)	-0.9%

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(1,253)	-2.1%	1,941	3.4%	6,162	3.2%	(7,556)	-4.3%
Provision (Benefit) for Income Taxes	540	1.0%	1,879	3.3%	4,025	2.1%	(2,660)	-1.5%

Income (Loss) From Continuing Operations	(1,793)	-3.1%	62	0.1%	2,137	1.1%	(4,896)	-2.8%
Income From Discontinued Operations, net of Income Taxes	—	0.0%	—	0.0%	436	0.2%	1,046	0.6%

Net Income (Loss)	$(1,793)	-3.1%	$62	0.1%	$2,573	1.3%	$(3,850)	-2.2%

Revenue

Revenue Background

We generate our revenue from the sale of software licenses, maintenance, consulting and training services. The timing and amount of revenue recognized from software licenses, maintenance and services agreements vary. We recognize (i) revenue on a paid-up software license in the month in which the license is shipped, and on a lease monthly over the license term, (ii) maintenance revenue, generated either as an element of a software license or by a separate renewal agreement ratably over the maintenance period (normally one year), and (iii) services revenue, generated primarily from consulting and training agreements, upon completion and customer acceptance of contractually agreed upon milestones or upon providing the service or upon percentage completion method. A more complete description of our revenue recognition policy can be found below under Critical Accounting Policies.

Due to the cyclical nature of new product releases and spending by larger global accounts, our revenue is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or reseller represented more than 10% of total revenue during the periods presented.

Total Revenue

Total revenue for the three months ended September 30, 2007 decreased by 2% compared to the same period in 2006 primarily as a result of lower software and services revenue, which is more fully discussed below. Excluding the effects of changes in foreign currency rates during the 2007 period that favorably impacted 2007 revenue by $1.3 million, our total revenue decreased 4%.

Total revenue for the nine months ended September 30, 2007 decreased by 9% compared to the same period in 2006 primarily as a result of lower software and services revenue, which is discussed below. Excluding the effects of changes in foreign currency rates during the 2007 period that favorably impacted 2007 revenue by $3.1 million, and after adjusting the 2006 period for non-recurring PLM revenue totaling $2.4 million, our total revenue decreased 10%. During the nine months ended September 30, 2007 total deferred revenue decreased $2.9 million to $75.2 million.

Software Revenue. Software revenue for the three and nine months ended September 30, 2007 decreased by 12% and 21%, respectively, when compared to the same periods in 2006. The decreases were primarily attributable to lower sales of engineering products resulting from the transition to selling enterprise solutions, competitive pressures, the discontinuance of non-strategic products no longer being sold and to a lesser extent from timing of revenue recognition associated with the different mix of license arrangements, as well as economic factors that affected our regions as more fully discussed below. In addition, the decrease for the nine months ended September 30, 2007 reflects the loss of $1.3 million of sales attributable to our PLM business which was sold in March 2006. Excluding the favorable effects of changes in foreign currency rates during the three and nine months ended September 30, 2007 totaling $0.4 million and $0.8 million, respectively, and after adjusting the 2006 period for the non-recurring PLM revenue, software revenue decreased 14% to $19.5 million for the three months ended September 30, 2007 and decreased 21% to $65.1 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007 total deferred software revenue decreased $2.1 million to $23.0 million.

Maintenance Revenue. Maintenance revenue for the three and nine months ended September 30, 2007 increased by 9% and 8%, respectively, when compared to the same periods in 2006. The increases are the result of incremental growth in our installed customer base, continued high renewal rates and increased pricing. Excluding the favorable effects of changes in foreign currency rates during the three and nine months ended September 30, 2007 totaling $0.7 million and $1.8 million, respectively, maintenance revenue increased 7% to $30.9 million for the three months ended September 30, 2007 and increased 6% to $90.5 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007 total deferred maintenance revenue decreased $1.2 million to $50.0 million.

Services Revenue. Services revenue for the three and nine months ended September 30, 2007 decreased by 16% and 29%, respectively, when compared to the same periods in 2006. The decreases were due primarily to changes in the nature, size and timing of consulting arrangements provided to our larger global accounts, caused in part from our decision in late 2006 to discontinue certain low value services, partially offset by changes in foreign currency rates that favorably impacted revenue for the three and nine months ended September 30, 2007 by $0.2 million and $0.5 million, respectively. In addition, the decrease for the nine months ended September 30, 2007 reflects the loss of $1.1 million of services revenue recognized in the 2006 period that was attributable to our PLM business. Excluding the effects of changes in foreign currency rates during the 2007 periods, and after adjusting the 2006 period for the non-recurring PLM revenue, services revenue decreased 19% to $5.5 million for the three months ended September 30, 2007 and decreased 28% to $16.9 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007 total deferred services revenue increased $0.4 million to $2.2 million.

Revenue by Geography

The following table sets forth the revenue in each of the three geographic regions in which we operate for the three and nine months ended September 30, 2006 and 2007 (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2007	Change	% Change	2006	2007	Change	% Change
Total Revenue:
Americas
Software	$5,109	$4,954	$(155)	(3.0%)	$20,333	$15,615	$(4,718)	(23.2%)
Maintenance	9,367	10,850	1,483	15.8%	28,258	32,100	3,842	13.6%
Services	2,601	1,780	(821)	(31.6%)	9,440	5,523	(3,917)	(41.5%)

Sub-total	17,077	17,584	507	3.0%	58,031	53,238	(4,793)	(8.3%)

EMEA
Software	9,321	6,984	(2,337)	(25.1%)	34,324	23,103	(11,221)	(32.7%)
Maintenance	10,710	11,806	1,096	10.2%	30,346	34,613	4,267	14.1%
Services	3,109	2,700	(409)	(13.2%)	9,758	8,201	(1,557)	(16.0%)

Sub-total	23,140	21,490	(1,650)	(7.1%)	74,428	65,917	(8,511)	(11.4%)

Asia Pacific
Software	8,220	7,937	(283)	(3.4%)	28,679	27,142	(1,537)	(5.4%)
Maintenance	8,875	8,975	100	1.1%	27,108	25,558	(1,550)	(5.7%)
Services	1,062	1,201	139	13.1%	5,441	3,719	(1,722)	(31.6%)

Sub-total	18,157	18,113	(44)	(0.2%)	61,228	56,419	(4,809)	(7.9%)

Total Revenue	$58,374	$57,187	$(1,187)	(2.0%)	$193,687	$175,574	$(18,113)	(9.4%)

% Revenue by Geography:
Americas	29.3%	30.7%			30.0%	30.3%
EMEA	39.6%	37.6%			38.4%	37.6%
Asia Pacific	31.1%	31.7%			31.6%	32.1%

Americas – The decreases in software revenue during the three and nine months ended September 30, 2007 were the result of lower sales resulting from the transition to selling our MD and enterprise solutions, which impacted sales to customers in certain key industries. We experienced lower sales activities within the automotive industry due to weak market conditions, partially offset by continued strength in our major accounts within the aerospace industry. The decrease in software revenue for the nine months ended September 30, 2007 was also impacted by the loss of PLM software revenue totaling $1.3 million. The increases in maintenance revenue for the three and nine months ended September 30, 2007 were due to a growing installed customer base with high renewal rates. The decreases in services revenue were generally the result of the completion and non-replacement of significant consulting arrangements provided to larger global accounts in the aerospace and automotive sectors, due to changing customer needs and discontinuance of certain services offered. The decrease in services revenue for the nine months ended September 30, 2007 was also impacted by the loss of PLM services revenue totaling $1.1 million.

EMEA – The decreases in software revenue for the three and nine months ended September 30, 2007 generally reflect the impact of products discontinued in 2006 and the transition to selling enterprise solutions, including the impact resulting from re-building key sales teams during 2007. Sales to customers in the automotive industry were lower in key markets, such as France and Germany, while sales to major customers in the aerospace industry, as well as indirect channel sales were higher compared to the 2006 periods. In addition, the 2006 periods included significant conversions of leasing arrangements to paid up transactions that did not occur in 2007. The increases in maintenance revenue for the three and nine months ended September 30, 2007 were due to a growing installed customer base with high renewal rates. The decreases in services revenue reflect the discontinuance of certain low valued services offered and the timing of revenue recognized upon the completion of consulting projects accounted for under the completed contract method. Excluding the effects of favorable changes in the EURO totaling $1.6 million and $4.9 million during the three and nine months ended September 30, 2007, respectively, total revenue in EMEA for the three months ended September 30, 2007 decreased by 14% to $19.9 million and decreased by 18% to $61.0 million during the nine months ended September 30, 2007 compared to the same periods in 2006.

        Asia Pacific – The decreases in software revenue for the three and nine months ended September 30, 2007 were primarily associated with lower sales of our engineering products in Japan, partially offset by software revenue growth in China attributable to penetration within the aerospace and automotive industries. The decrease in sales of engineering products revenue was caused in part by the transition to selling enterprise solutions to our major customers, as well as delays in or non-renewal of lease licenses. The decrease in maintenance revenue during the nine months ended September 30, 2007 was primarily due to unfavorable changes in the YEN, the non renewal of lease licenses and lower renewals associated with the transition to token-based licenses. The decrease in services revenue during the nine months ended September 30, 2007 resulted primarily from the completion and non-replacement of larger consulting projects with major Japanese customers. Excluding the effects of unfavorable changes in the YEN totaling $0.3 million and $1.6 million during the three and nine months, respectively, total revenue in Asia Pacific for the three months ended September 30, 2007 increased by 1% to $18.4 million and decreased by 5% to $58.0 million during the nine months ended September 30, 2007 compared to the same periods in 2006.

Costs and Expenses

A significant amount of our costs and expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. During the last several years, we have taken certain actions to effectively market our products in an effort to improve our results of operations. We have sold and discontinued non-strategic assets or operations, initiated several restructuring plans, expanded our software development activities in India through lower cost contracted services, outsourced our production, manufacturing and distribution capabilities, renegotiated third party royalty arrangements and IT software licensing and maintenance agreements, and transitioned to electronic delivery of our software. However, the transition to emphasizing sales of enterprise integrated simulation solutions have resulted in additional expenditures as part of the implementation strategy. We have increased our research and development spending for enterprise and MD products, incurred additional expenses to recruit and/or retain sales and other management personnel to execute our new business and product strategies, as well as increased our marketing activities to properly communicate our new strategies to the market place. In addition, we have incurred higher business expenses related to compliance with internal controls and related projects.

We allocate facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

Cost of Revenue

Cost of Software Revenue. Cost of software revenue consists primarily of royalties payable to third parties for technology embedded in or licensed with our software products, amortization of developed technology and the cost of product packaging and documentation materials. For the three and nine months ended September 30, 2007, cost of software revenue decreased 15% and 22%, respectively, compared to the same periods in 2006. These decreases are comparable to the decreases in software revenue. As a percent of software revenue, cost of software revenue for the three and nine months ended September 30, 2007 was 11% and 12%, which are comparable to the same periods in 2006. After adjusting the nine months ended September 30, 2006 for non-recurring PLM cost of software revenue totaling $0.5 million, cost of software revenue decreased 18%. We expect the cost of software revenue percentage to be stable in the near term.

Cost of Maintenance and Services Revenue. Cost of maintenance and services consists primarily of personnel, outside consultancy costs and other direct costs required to provide customer support, consulting and training services. Cost of maintenance and services revenue for the three and nine months ended September 30, 2007 decreased 10% and 29%, respectively, compared to the same periods in 2006. The decreases were attributable to lower employee related expenses and facility costs resulting from the restructured consulting business, including the sale of the PLM business. As a percent of maintenance and services revenue, cost of maintenance and services revenue decreased to 22% in the three months ended September 30, 2007 from 26% for the same period in 2006 and decreased to 23% in the nine months ended September 30, 2007 from 32% for the same period in 2006. These decreases were attributable to higher utilization rates, changes in the mix of consulting and training services provided and timing of costs incurred versus the recognition of related revenue under completed contract accounting. Excluding the effects of changes in foreign currency rates during the three and nine months ended September 30, 2007 totaling $0.2 million and $0.5 million, respectively, and after adjusting the nine months ended September 30, 2006 for non-recurring PLM cost of services revenue totaling $0.4 million, cost of maintenance and services revenue decreased 12% to $8.1 million during the three months ended September 30, 2007 and decreased 30% to $24.9 million during the nine months ended September 30, 2007.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 decreased 5% or $2.6 million compared to the same period in 2006. As a percent of total revenue, total operating expenses for three months ended September 30, 2007 were 81%, compared to 84% for the same period in 2006.

Operating expenses for the nine months ended September 30, 2007 increased 6% or $9.1 million during the nine months ended September 30, 2007 compared to the same period in 2006. As a percent of total revenue, total operating expenses for nine months ended September 30, 2007 were 86%, compared to 74% for the same period in 2006.

Excluding the effects of changes in foreign currency rates during the 2007 period totaling $1.8 million, and after adjusting the 2006 period for non-recurring PLM operating expenses totaling $2.2 million, total operating expenses for the nine months ended September 30, 2007 increased 7% to $149.8 million. Specific factors affecting our operating expenses are more fully discussed below.

Research and Development. Our research and development expenses consist primarily of salaries and benefits, facility expenses, contracted services, incentive compensation and computer technology. Major research and development activities include developing our enterprise solutions products, including our MD software, and enhancing the features and functionality of existing engineering products. Research and development expenses for the three months ended September 30, 2007 increased 25% or $2.5 million and increased 18% or $5.7 million during the nine months ended September 30, 2007 compared to the same periods in 2006. The increase during the three months ended September 30, 2007 was due to higher employee related expenses ($1.6 million), contracted services ($0.6 million), and facility costs ($0.4 million). Average headcount of research and development personnel excluding contracted personnel, during the three months ended September 30, 2007 increased 5% to 266 from 253 for the same period in 2006.

The increase in research and development expenses during the nine months ended September 30, 2007 was due to higher employee related expenses ($2.9 million), contracted services ($1.7 million) and facility costs ($1.6 million). Average headcount of research and development personnel excluding contracted personnel, during the nine months ended September 30, 2007 increased 7% to 271 from 254 for the same period in 2006.

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

Selling, general and administrative expenses for the three months ended September 30, 2007 decreased 15% or $5.9 million compared to the same period in 2006. The 2006 period included $2.4 million of non recurring consulting expenses related to the implementation of a worldwide financial and management information system.

	Three Months Ended September 30,
Amount in $ millions	2006	2007	Change	% Change
Selling, General and Administrative Expenses	$38.8	$32.9	(5.9)	-15%
Less Total Non Recurring Expenses	(2.4)	—	2.4

Adjusted Selling, General & Administrative Expenses	$36.4	$32.9	$(3.5)	-10%

After consideration of the non-recurring item in 2006, the decrease in selling, general and administrative expenses during the 2007 period was primarily due to lower expenses associated with employees’ salaries and benefits resulting from our first quarter restructuring plan ($1.1 million), professional services and consulting fees incurred primarily in connection with information technology, accounting and tax projects ($0.5 million), travel and entertainment ($0.5 million) and legal ($0.2 million). In addition, the 2007 period included lower product marketing expenses ($1.5 million) resulting primarily from the timing of the recognition of costs for significant annual trade shows and conferences held in October 2007 compared to the recognition of costs for same events held in September 2006. These decreases were partially offset by higher sales commissions ($0.5 million) and accruals for stock and incentive compensation based on the current operating performance ($0.5 million).

Excluding the effects of changes in foreign currency rates during the 2007 period totaling $0.5 million, selling, general and administrative expenses decreased 17% to $32.4 million. Average headcount of selling, general and administrative personnel during the three months ended September 30, 2007 decreased 9% to 636 from 702 for the same period in 2006.

Selling, general and administrative expenses for the nine months ended September 30, 2007 decreased 5% or $5.1 million compared to the same period in 2006. Included in the 2006 period were net non-recurring charges totaling $6.6 million, consisting of audit and non-recurring professional services fees incurred in connection with the 2005 audit totaling $6.0 million, consulting expenses related to the implementation of a worldwide financial and management system totaling $4.3 million, and $0.7 million related to the settlement of legal claims, partially offset by a $4.4 million gain recognized on the sale of certain assets of our PLM business.

	Nine Months Ended September 30,
Amount in $ millions	2006	2007	Change	% Change
Selling, General and Administrative Expenses	$110.1	$105.0	(5.1)	-5%
Less Total Non Recurring Expenses, Net	(6.6)	—	6.6

Adjusted Selling, General & Administrative Expenses	$103.5	$105.0	$1.5	1%

After consideration of these non-recurring items in 2006, the increase in selling, general and administrative expenses during the 2007 period was primarily due to higher expenses for professional services and consulting fees incurred in connection with information technology, accounting and tax projects ($3.1 million), facility costs resulting from increased lease and occupancy costs ($1.3 million), depreciation and leasing of assets ($0.7 million), higher sales commissions ($1.3 million), software license fees ($0.6 million), and provision for doubtful accounts ($0.4 million). In addition, the 2007 period included lower product marketing expenses ($1.8 million) resulting primarily from the timing of the recognition of costs for significant annual trade shows and conferences held in October 2007 compared to the recognition of costs for the same events held in September 2006. These increases were partially offset by lower employees’ salaries and benefits resulting from our first quarter restructuring plan ($1.8 million), stock and incentive compensation based on the current operating performance ($1.0 million), travel and entertainment ($1.0 million), insurance ($0.4 million) and legal ($0.4 million).

Excluding the effects of changes in foreign currency rates during the 2007 period totaling $1.5 million, and after adjusting the 2006 period for non-recurring PLM operating expenses totaling $2.2 million, selling, general and administrative expenses decreased 4% to $103.5 million. Average headcount of selling, general and administrative personnel during the nine months ended September 30, 2007 decreased 8% to 657 from 713 for the same period in 2006.

Amortization of Intangibles. Our amortization expense is primarily related to customer lists with useful lives ranging from three to fifteen years. Amortization of intangibles for the three and nine months ended September 30, 2007 was $0.2 million and $0.5 million, respectively, comparable to the same periods in 2006.

Restructuring and Other Charges. On January 17, 2007, our Board of Directors approved the implementation of a cost reduction program that included a 7% reduction of our workforce and additional facility closings and consolidations. As a result, we have recognized restructuring charges totaling $8.1 million during the nine months ended September 30, 2007, including $0.6 million related primarily to expected sublease income that was not recognized.

For the three and nine months ended September 30, 2007, we recognized impairment charges totaling $0.1 million and $0.5 million, respectively, related to costs of certain software assets no longer being used and trademarks associated with discontinued products.

Interest and Other (Income) Expense, Net

Interest expense primarily consists of interest on our long-term debt and the amortization of debt issue costs and discounts. Interest expense for the three and nine months ended September 30, 2007 decreased compared for the same periods in 2006 due to the redemption of our convertible debt in June 2006.

Other (income) expense, net includes interest income, foreign currency transaction gains and losses resulting from the remeasurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and other non-operating income and expense. Interest income for the nine months ended September 30, 2007 increased to $3.2 million compared to $2.9 million for the same period in 2006 as the result of higher average cash balances and interest rates. For the nine months ended September 30, 2007 we recognized net foreign currency transaction losses totaling $0.7 million compared to $0.9 million of net foreign currency transaction gains recognized during the same period in 2006.

Provision (Benefit) for Income Taxes

Our effective income tax rate is based on an estimate of annual pre-tax income (loss) and the related income tax expense (benefit) in each jurisdiction, which is updated each subsequent quarterly period as necessary.

Our effective tax rates on continuing operations for the three and nine months ended September 30, 2007 were 96.8% and 35.2%, respectively, compared to (43.1)% and 65.3% for the same periods in 2006. The principal differences in the effective tax rates pertain to applying estimated tax rates to the pre-tax loss for the nine months ended September 30, 2007, and to the pre-tax income for the nine months ended September 30, 2006. Significant items that impacted the 2007 effective tax rates included legislated changes in foreign tax rates, non-deductible stock-based compensation, benefits from recognizing uncertain tax positions, and accruals for additional tax related interest and penalties during the nine months ended September 30, 2007.

Our effective tax rates reflect changes in uncertain tax positions calculated under FIN 48. In the three months ended September 30, 2007, we significantly increased our gross liability for unrecognized tax benefits for transfer pricing on intercompany transactions. We plan to seek relief from the tax authorities in the relevant jurisdictions for any loss associated with these transfer pricing tax exposures. In the nine months ended September 30, 2007, we released tax reserves related to a favorable settlement with a state taxing authority, and the expiration of the statute of limitations in one or more foreign jurisdictions.

Discontinued Operations

In January 2007, we reoccupied certain facilities previously considered as part of our Systems business that was accounted for as a discontinued operation in 2003. As a result, we reversed $0.3 million of restructuring reserve related to such operations and recorded it, net of tax, as part of discontinued operations in the accompanying consolidated financial statements. In June 2007, we determined that reserves for contractual claims related to our Systems business were no longer needed since the statute of limitation applicable to such potential claims had expired. Accordingly, we reversed $1.4 million of accrued liabilities associated with such claim and recorded it, net of tax, as part of discontinued operations in the accompanying consolidated financial statements.

In March 2006, we completed the sale of our wholly-owned Japanese service subsidiary, ESTECH Corporation, which has been accounted for as a discontinued operation within the consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 2007, our principal sources of liquidity included cash and short-term investments of $121.6 million and marketable equity securities available-for-sale of $12.7 million.

Our working capital (current assets minus current liabilities) at September 30, 2007 increased $7.7 million to $106.1 million from $98.4 million at December 31, 2006. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash on hand and cash generated from operations will provide sufficient capital for normal working capital needs over the next twelve months. Our ability to generate cash flows from operations is dependent on our ability to generate income from our operations, and effective cash management, including timely billing and collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits, facilities, royalties and third party services. Outside of these expenses, we generally do not have a significant amount of cash requirements.

Net cash provided by operating activities was $16.0 million during the nine months ended September 30, 2007, compared to net cash used in operating activities of $2.4 million during the 2006 period. Our days sales outstanding at September 30, 2007 decreased to 79 days from 98 days at December 31, 2006 primarily as a result of improved cash collections. The Company continues to take steps to improve its cash collection to reduce the days sales outstanding. During the nine months ended September 30, 2007 and 2006, our research and development expenditures totaled $37.5 million and $31.8 million, respectively. Due to the short duration between technological feasibility and general availability of the new software to our customers, none of these amounts were capitalized. We expect to continue to invest a substantial portion of our revenues primarily for the development of our new enterprise simulation solutions and integrated multi-disciplinary software. For 2007, we estimate our expenditures for research and development activities will total approximately $50.0 million.

Net cash used in investing activities for the nine months ended September 30, 2007 included $1.0 million for the purchase of a business involved in providing computational fluid dynamics technology, capital expenditures of $6.3 million, of which $2.9 million relate to the purchase of a perpetual license for software source code to be used in future product development activities, and $2.1 million for the purchases of computer equipment and related software used in the development and support of our software products and business processes. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management information systems. In 2007, we estimate that our capital expenditures will total approximately $8.4 million and will be primarily for the purchase of computer equipment and related software used in our development and business processes.

Net cash provided by our investing activities for the nine months ended September 30, 2006 included proceeds from the sale of ESTECH and the PLM assets totaling $14.5 million, proceeds of $4.8 million received from the sale of pledged securities no longer needed after the conversion of $100.0 million of our Subordinated Convertible Notes in June 2006 and capital expenditures of $5.8 million.

Net cash used in our financing activities for the nine months ended September 30, 2007 included proceeds from the exercise of stock options totaling $3.2 million, stock repurchases totaling $2.6 million, capital lease payment of $0.5 million and a debt payment of $0.8 million. For the nine months ended September 30, 2006 our principal financing activities included payments of capital lease obligations totaling $0.7 million and proceeds from the exercise of stock options totaling $4.7 million.

On November 8, 2006, our Board of Directors authorized the repurchase of up to 1,250,000 shares of the Company’s common stock from time to time in open market or private transactions.

During the nine months ended September 30, 2006, we converted all of our Subordinated Convertible Notes into approximately 11,744,000 shares of our common stock.

Our current debt service obligations consist of interest and principal payments on the 8% Subordinated Notes Payable due June 17, 2009. As of September 30, 2007, remaining principal payments total $0.7 million in 2008 and $6.5 million in 2009. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Our commitments and contractual obligations as of September 30, 2007 were as follows (in $000’s):

	As of September 30, 2007
	Total	Less Than 1 year	1-3 year	3-5 years	More Than 5 years
Contractual Obligations:
Subordinated Notes Payable	$7,200	$720	$6,480	$—	$—
—Interest Payments	1,077	572	505	—	—
Operating Lease Obligations	53,759	14,905	21,278	12,005	5,571
Capital Lease Obligations	404	227	177	—	—
Pension Obligations	3,224	115	303	618	2,188
Severance Agreements	57	57	—	—	—
Restructuring Reserve	4,045	921	1,450	1,020	654

Total Contractual Obligations	$69,766	$17,517	$30,193	$13,643	$8,413

In addition, the Company has recorded a liability for unrecognized tax benefits totaling $8.2 million as of September 30, 2007 in accordance with FIN 48. However, the Company cannot reasonably estimate at this time when or how much of this liability will be settled in cash.

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

Income Taxes

During the preparation of our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We assess the likelihood that we will recover deferred tax assets through future taxable income, we establish a valuation allowance against our deferred tax assets to the extent we believe their recovery is unlikely. To the extent we establish or increase a valuation allowance, we record income tax expense as part of the provision for income taxes in the consolidated statements of operations.

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

Foreign Currency Risk

International revenue represented 70.0% and 69.7% of our total revenue for the nine months ended September 30, 2006 and 2007, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the nine months ended September 30, 2007, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $5.8 million and our net income from continuing operations by approximately $1.7 million.

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

Investment Risk

As of September 30, 2007 our investments included money market funds and marketable equity securities. We periodically evaluate our investment strategy, its portfolio and whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during the nine months ended September 30, 2007.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of September 30, 2007, we owned 5,200,000 shares of GSSL stock with an original cost of $68,000.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007 (the Evaluation Date), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures (1) were designed to provide reasonable assurance of achieving their objectives, and (2) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to and have initiated various claims, legal proceedings and investigations that arise in the ordinary course of our business. We are vigorously defending these claims brought against the Company, and we believe the Company has adequately reserved for potential costs that may result from these matters which are not considered material as of September 30, 2007. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company acquired the following shares of equity securities during the three months ended September 30, 2007:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs	Maximum Number Of Shares Purchasable Under The Program As Of End Of Period
Month #1
July 1, 2007 through July 31, 2007	—	$—	—	1,041,000
Month #2
August 1, 2007 through August 31, 2007	—	$—	—	1,041,000
Month #3
September 6, 2007 through September 28, 2007 (a)	50,300	$13.20	50,300	990,700

Total	50,300	$13.20	50,300	990,700

(a)	On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock. Share repurchases will be made from time to time in the open market, based on stock availability and price. The stock repurchase program expired at close of business on November 7, 2007.

Item 6.	Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

Date: November 14, 2007	By:	/s/ SAM M. AURIEMMA
SAM M. AURIEMMA - Chief Financial Officer
(Mr. Auriemma is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number

3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of MSC.Software Corporation, as amended through September 10, 2007 to permit the Board of Directors to provide by resolution that some or all of any or all classes or series of stock shall be uncertificated shares (filed as Exhibit 3.1 to a Current Report on Form 8-K filed September 14 , 2007, and incorporated herein by reference).

4.1	Rights Agreement, dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.2	Amendment No. 1, dated as of October 18, 2004, to Rights Agreement dated as of October 5, 1998, between The MacNeal-Schwendler Corporation (now MSC.Software Corporation) and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, filed October 21, 2004, and incorporated herein by reference).

4.3	Indenture, dated as of June 17, 1999 between The MacNeal-Schwendler Corporation and Chase Manhattan Bank and Trust Company N.A., as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Indicates filed herewith.