Form 10-K
period 2007-12-31
MSC SOFTWARE CORP
filed 2008-03-10
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 1-8722

MSC.SOFTWARE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2239450
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 MacArthur Place Santa Ana, California	92707
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (714) 540-8900

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐

Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of MSC.Software Corporation’s voting common stock held by non-affiliates was approximately $448,679,000 (based on the last closing price of such stock as reported on that date).

As of February 22, 2008, there were outstanding 44,737,281 shares of Common Stock of MSC.Software Corporation.

Documents Incorporated By Reference: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008 are incorporated by reference in Part III.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-K

DECEMBER 31, 2007

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

General

We are a leader in the development, marketing and support of simulation software and related services. For 45 years, our simulation technologies have allowed manufacturing companies around the world to validate how their designs will behave in their intended environment. Engineers use our simulation software to construct computer models of products, components, systems and assemblies and to simulate performance conditions and to predict physical responses to certain variables such as stress, motion and temperature. These capabilities can allow our customers to optimize product designs, improve product quality and reliability, comply with regulatory and safety guidelines, reduce product development costs and shorten the timeline in bringing new products to market.

We also provide a broad range of strategic consulting services that help our customers implement simulation solutions across the enterprise and improve the integration and performance of their product development process, which can lower the total cost of ownership of their technology investments.

We serve customers in various industries, including aerospace, automotive, defense, heavy machinery, electronics, consumer products, biomedical, shipbuilding and rail as well as in universities and research. Advances in computer technology have made simulation cost effective for companies that manufacture products.

Our goal is to provide our customers with leading edge simulation technologies that will integrate design and engineering processes across the enterprise to enable innovative product design and efficient product development. We seek to be an industry leader in each of the product categories in which we compete and to expand into new and emerging markets within the product lifecycle management (“PLM”) industry.

Industry

The PLM industry serves four significant product development segments: conception of the product, design of the product, manufacture of the product, and maintenance of the product. These product lifecycle segments utilize various digital technologies and software tools, often referred to as PLM tools, including mechanical computer-aided design (“CAD”), computer-aided engineering (“CAE”), computer-aided manufacturing (“CAM”), and product data management (“PDM”) and related services.

As a key component of CAE, simulation software enables engineers to prototype, simulate, test and iterate scenarios in a virtual environment. This simulation environment allows engineers to migrate to “design-analyze-confirm” processes, which creates a more flexible, efficient and cost-effective solution for product development. As a result, companies obtain a competitive advantage through innovation, manufacturing efficiency, speed to market, and lower development costs.

Enterprise simulation platforms including our software and services, can be used in conjunction with PLM tools throughout the entire product lifecycle. Enterprise simulation solutions integrate multi-disciplinary simulation technologies within the enterprise during all phases of the product development process. As a result, designers, analysts, program managers and others on the product development team gain greater, more accurate, and more timely insight into product behavior, thus providing a strategic advantage in achieving business objectives. Using multi-discipline simulation during product development allows engineers to design, build, and test using many simulation technologies simultaneously, providing both time and cost savings.

According to industry research firm CIMdata, CAE software and services spending are estimated to exceed $2 billion in 2008. Spending on PLM software and services totaled nearly $20.1 billion in 2006 a year-over-year increase of 10.7%. Approximately 9.1% of PLM investments came from CAE in 2006. CIMdata expects that CAE will be one of the rapidly growing segments within the PLM sector over the next five years, and forecasts that this market segment will exceed $2.6 billion in 2011, with a compound annual growth rate of approximately 7.5%. No assurance can be given, however that these forecasts can be realized or increase our revenues.

Our Competitive Strengths and Growth Strategy

We currently support four product categories through our portfolio of simulation software products and solutions. We consider our portfolio of simulation software to be one of the broadest and most widely used within the CAE segment of the engineering software market. We believe our simulation software is the de-facto standard within the aerospace and automotive industries, capable of being utilized on various computer platforms ranging from large mainframes to basic laptops.

We believe our SimEnterprise and multi-discipline (“MD”) products can transform the industry from offering point simulation tools to providing enterprise-integrated simulation solutions. We believe this transformation will enable designers, analysts, managers and the supply chain to integrate simulation throughout the design process in an open systems framework using service oriented architecture. With thousands of global accounts among diverse industries, including aerospace, automotive, machinery, electronics, equipment and consumer products, we believe we have a unique competitive advantage in leveraging new product releases and related professional services to existing and new customers and in penetrating new markets.

We intend to provide superior technology and functional breadth of simulation solutions by collaborating with customers to deliver state of the art enterprise simulation software and solutions. We will continue to evaluate our business model, including our product mix and positioning, marketing strategies and sales channels, to maximize our market opportunities and to improve our operating results.

Our goal for growth is to expand our position in the simulation software market by further penetrating our installed base, by adding new customers from the supply chains in our existing industries, including the aerospace and automotive markets, and by expanding with new customers in new markets such as biomedical and consumer products.

Software Products

We market our simulation software products in four main product lines. Our engineering product line includes software to model and simulate the performance characteristics of a wide variety of complex mechanical conditions. Within this product line we include our core engineering tools including, MSC.Nastran, Patran, Adams and Marc. Our MD solutions product line enables manufacturers to perform interoperable, multi-disciplinary analyses on ever-more complex products and assemblies in parallel. Within this product line we include MD Nastran, and MD Adams. Our SimEnterprise product line integrates simulation workflows and data within the extended enterprise while enhancing the way engineering teams collaborate, access and work with standard simulation processes. Within this product line we include SimXpert, SimManager Enterprise, and SimDesigner Enterprise. Our channel products line enables companies of any size to realize the many benefits of early, accurate design validation using simulation software. Within this product line we include SimOffice .

Engineering Tools

MSC Nastran. MSC Nastran was derived from NASTRAN, an open-source computer program, originally developed for the NASA space program and owned by the United States Government. We have upgraded MSC Nastran the past 45 years resulting in substantially greater capabilities and scope. MSC Nastran is a powerful, general purpose finite element analysis solution for small to complex assemblies. As a proven and standard tool in the field of structural analysis, MSC Nastran provides a wide range of analysis capabilities, including linear static, displacement, strain, stress, vibration, heat transfer and more. MSC Nastran is the leading program for engineering analysis worldwide based on capability, functionality, international acceptance and number of installations, and is recognized as the de facto standard in high-end analysis within the automotive and aerospace industries.

Patran. Patran is an interactive finite element modeling, analysis data integration, analysis simulation, and visualization solution. All of the functions of Patran may be integrated, automated and tailored to the user’s specific requirements using a powerful programming command language.

Adams. Adams is the market-leading system-level motion simulation. Adams is used to perform dynamic simulations of complete systems and subsystems, such as vehicle suspensions and engines, and to evaluate functional attributes like vehicle handling, vibration behavior and durability.

Marc. Marc simulates complex nonlinear physical behavior such as material contact conditions resulting in material failure under extreme stress. Marc is used in areas where materials, such as rubber, plastics or metal forming undergo large deformations and for many other applications.

In addition to these core engineering tools, MSC’s broad software portfolio consists of widely used simulation software in automotive, aerospace, and other key industries. Software applications such as Dytran, Easy5, SOFY, MSC.Actran, and MSC Fatigue deliver capabilities which integrate with, or extend the capabilities of, the four primary engineering products . Recent acquisitions have increased the breadth of functionality of our portfolio and our market opportunities, including products with new capabilities such as computational fluid dynamics (“CFD”) and thermal analysis.

MD (Multi-Discipline) Solutions

MD Nastran. MD Nastran extends and improves MSC.Nastran’s interaction across more comprehensive simulation domains to accurately model real life scenarios. Optimized for multi-discipline analysis, MD Nastran accelerates time-to-market by enabling customers to simultaneously perform linear, implicit nonlinear and explicit nonlinear analysis, all within a scalable simulation platform based on a common data model.

MD Adams. MD Adams extends multi-discipline simulation solutions to system-level motion and loads analysis. MD Adams allows customers to perform motion analysis and structures analysis with MD Nastran seamlessly, thus accelerating the multi-discipline simulation process.

SimEnterprise Solutions

MSC SimXpert. SimXpert is an advanced multi-discipline workspace CAE environment that provides comprehensive depth and functionality to perform system level simulations faster and to allow companies to build, share, and execute best practices for simulation standardization throughout the enterprise. SimXpert’s highly-integrated advanced workspaces include Structures, Motion, Thermal, and Crash that are all powered by MD solutions. Using SimXpert, companies can gain productivity improvements through the use of expert templates, enterprise automation, a multi-discipline common data model, and native CAD interoperability.

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

MSC SimManager Enterprise. SimManager is an enterprise environment that manages and automates simulation processes, manages all associated data and data history, and increases efficiency and innovation by delivering product performance knowledge integrated to the product development cycle. SimManager improves quality by ensuring best-practice simulation processes and full traceability of input parameters, and increases productivity by greatly reducing the number of manual tasks required. SimManager is designed to integrate with SimXpert and SimDesigner, which enables the users to collaborate on simulation projects.

Channel Products

We also offer our engineering tools and enterprise simulation products to certain customer accounts using channel partners. Our SimOffice product is offered exclusively as a channel product. SimOffice is a powerful, easy-to-use simulation application that enables engineers to verify designs in the Microsoft Windows desktop environment. SimOffice interfaces with the tools engineers already employ such as CAD systems, Microsoft Excel, and other productivity applications. As the world’s first Microsoft Vista-ready simulation software, SimOffice also provides built-in connectivity to Microsoft SharePoint and Groove for information management and real-time collaboration.

Product Maintenance and Customer Support

Our software products are generally sold with one year of maintenance that entitles the customer to unspecified software upgrades, enhancements and technical post-contract support. Maintenance and support services are provided online, through our technical support web site, by telephone and electronic mailing and access to technical personnel located in call centers and by support personnel in various locations throughout the Americas, EMEA and Asia Pacific.

Customers have the option of renewing their maintenance agreements each year for an annual fee, which has typically approximated 20% of the license price. For fiscal years 2005, 2006 and 2007, maintenance fees represented approximately 36.4%, 44.3% and 50.9%, respectively, of our total revenues.

We believe that effective support of our customers and products during the license term is a substantial factor in product acceptance and subsequent new product sales. We believe our installed base is a competitive advantage and intend to continue to provide customer support and product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 2005, 2006 and 2007, we experienced a high customer maintenance renewal rate.

Professional Services

Our professional services include consulting, training and onsite support services.

Consulting services consist of implementation services, including funded development, process consulting, and simulation services, as more fully described below.

Implementation Services. Implementation services consist of installation, configuration and integration of MSC products into the customers’ technology environment. Any technology must communicate and access other services in a customer environment to function. IT components such as databases, directory services, file systems, and other systems such as Product Data Management systems require configuration and integration for MSC products to communicate. Tasks belonging to these categories are considered implementation services.

Process Consulting. The process consulting role consists of the analysis of a customer’s CAE and Product Development Process and developing and configuring products from MSC and other vendors to be consistent with the customer’s process. In some instances, this includes the use of MSC products to capture specific customer processes into a data structure internal to the MSC products called “templates.” In other instances, this often involves the creation of complex user interfaces that are independent but loosely coupled to the MSC product suite.

Simulation Services. Simulation services are defined as the application of engineering knowledge and industry experience with the MSC software tools to customers’ simulation requirements. In this role, MSC engineers work on behalf of the customer and, using MSC’s and other software tools, perform analysis of the customer’s product. The work product of this effort is in the form of predicted (by computer simulation) engineering performance data (e.g. stress levels, temperatures, deflections, etc.) that are summarized numerically and graphically in engineering reports.

Post Deployment Support Services. Post deployment support is provided on custom software implementations. Tasks include providing support for scheduled releases of custom code that incorporate the latest releases of supported software utilized in the custom solution, performing routine bug fixes and tracking the status of bug/enhancements requests and answering application related questions from the customer.

Terms of the projects are set forth in the individual arrangements with each customer, including services to be provided, amounts to be charged, and other terms of the engagement. Consulting and training services are not included in software license fees, but are generally provided on either a time and materials or fixed fees basis.

Our training and onsite support services help our customers get the most out of their MSC products. We have developed educational tools designed to train users of our products as an extension of our software business. Training seminars are conducted in local languages on a frequent basis at our offices worldwide, and at client sites. We also provide personnel dedicated to onsite support for our installed software.

Research and Development

We dedicate significant resources to the development and enhancement of new and existing simulation software products as well as to new product research and development. Our development activities have historically involved developing new products to address new simulation market opportunities, adding new capabilities to our suite of simulation software, or converting those programs for use on new computer platforms. These activities are intended to drive and maintain market leadership as well as to prevent technological obsolescence. In 2005, 2006 and 2007, our research and development expenditures totaled $47.3 million, $43.2 million and $51.1 million, respectively. In 2008, we expect to spend approximately $56.0 million in research and development.

Sales and Marketing

We market and sell our products and services in North America and Latin America (“the Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific through a dedicated sales force, as well as through third parties, including agents and value added resellers. In 2005, 2006 and 2007, our operations outside of the Americas generated approximately 70.4%, 70.8% and 69.5%, respectively, of our total revenue.

We market our products by advertising in trade publications, participating in industry trade shows, conferences and exhibits, conducting training seminars and working with our strategic partners.

Historically, our software products were used primarily by the simulation experts supporting the design phase of product development. Accordingly, we targeted our marketing efforts on the product design engineers and analysts. With the addition of our MD and Enterprise solutions, our marketing efforts were expanded to target the senior management of engineering and IT departments in order to communicate a value proposition that encompasses the enterprise lifecycle of a customer’s product.

Pricing

In general, we provide two types of licensing alternatives for the use of our software products—an annual non-cancelable lease license and a perpetual (paid-up) license. We also offer MSC MasterKey, a token-based licensing model, enabling customers to access our engineering products from a single, flexible license; and Enterprise Advantage, a license unit model enabling customers to access our MD and Enterprise solutions software from a scalable enterprise license. With both annual and paid-up software licenses, the license fee is set at a fixed rate and the customer is invoiced at the time of sale. All software licenses are sold with maintenance, which entitles the customer to receive unspecified upgrades, enhancements and technical post-contract support. Maintenance fees typically approximate 20% of software license fees, and maintenance agreements are generally for one year.

Our products are generally sold in local currencies. Pricing of products licensed in EMEA through our European subsidiaries are generally denominated in Euros or other local currencies. Products licensed in Asia Pacific through our Asia Pacific subsidiaries are generally denominated in Japanese Yen or other local currencies.

Sales and Support Offices

We have sales and client support offices at our worldwide headquarters in Santa Ana, California, and in over 50 other locations throughout the Americas, EMEA and Asia Pacific. Our products are marketed, distributed and supported outside of the United States through a network of foreign subsidiary offices, including a European subsidiary headquartered in Munich, Germany, and an Asia Pacific subsidiary headquartered in Tokyo, Japan. Product support and training are also available in many of our locations.

Customers

Our customer base consists of thousands of companies, which operate across many industry sectors and geographies. Our customers include industry leaders in the automotive, aerospace, defense and heavy machinery industries. No single customer accounted for more than 10% of our revenue in 2005, 2006, or 2007.

We have long-standing relationships with many of our customers, and the average tenure of our top 10 customers is more than 20 years. Our major end-user customers, based upon 2007 revenue, include: Airbus, Audi AG, Bayerische Motoren Werke AG, Boeing, Ford, Honda, Lockheed Martin, Nissan Motor (NML), Northrop Grumman and Toyota.

Backlog

We generally deliver our software products within 30 days after acceptance of an order and execution of a software license agreement. We do not believe that our backlog of software arrangements at any particular point in time is material or would be indicative of future sales. Backlog for our consulting services is currently not material.

Seasonality

We have experienced and expect to continue to experience seasonality in sales of our software products. These seasonal trends materially affect our operating results. Billings in our quarter ended December 31 are typically higher relative to other quarters because many customers make purchase decisions based on their calendar year-end budgeting and spending patterns.

Intellectual Property Rights

We regard our software as proprietary and rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products. We distribute our software products under software license agreements that grant customers non-exclusive licenses for the use of our products, which are generally nontransferable. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a license offering other access to the software. Software and hardware security measures are also employed to prevent unauthorized use of our software, and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction and export of the software.

MSC, ADAMS, DYTRAN, EASY5, MARC, MENTAT, MSC NASTRAN, MVISION, PATRAN, SIMDESIGNER, SIMMANAGER, SIMOFFICE and SIMXPERT are some of our trademarks. NASTRAN is a registered trademark of NASA. MSC NASTRAN is an enhanced proprietary version of NASTRAN. Many of our trademarks have also been registered in the US and foreign countries.

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

With respect to our software business, the Company’s primary competitors include:

•	Altair Engineering, Inc.

•	ANSYS, Inc.

•	Dassault Systemes.

•	LMS International.

•	Siemens / UGS.

In our services business, we compete with in-house information technology personnel and third party consulting groups.

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

Employees

As of December 31, 2007, we employed 1,116 persons, of whom 395 were in sales, marketing and field support, 478 in technical activities, and 243 in administration. None of our U.S. employees are represented by a labor union. Certain foreign jurisdictions have workers councils that typically represent workers on matters generally affecting terms of employment. We have never experienced any work stoppages and believe our relations with employees are good. Reliance upon employees in other countries may increase risks associated with government instability or regulation unfavorable to foreign-owned companies that could negatively impact our operations in the future.

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

Executive Officers of MSC

Our executive officers are:

Name	Age	Position
William J. Weyand	63	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Glenn R. Wienkoop	61	President, Chief Operating Officer

Sam M. Auriemma	55	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

John A. Mongelluzzo	49	Executive Vice President, Business Administration, Legal Affairs and Secretary

Calvin R. Gorrell	58	Senior Vice President, Human Resources

Mr. Weyand has served as Chairman of the Board and Chief Executive Officer (Principal Executive Officer) since February 2005. From January to June 2003, Mr. Weyand served as the Chief Executive Officer of Pavilion Technologies, an enterprise neural network software company for advanced process control. From June 2003 until November 2007, Mr. Weyand served as Vice Chairman of Pavilion Technologies. From 1997 to 2001, Mr. Weyand served as the Chairman and Chief Executive Officer of Structural Dynamics Research Corporation (“SDRC”), a product lifecycle management software company which was acquired by Electronic Data Systems Corporation in 2001.

Mr. Wienkoop was hired in August 2005 as our President and Chief Operating Officer. Prior to joining us, Mr. Wienkoop served as President and Chief Operating Officer of BDNA Corporation, a software solution provider of IT asset management and governance from July 2004 to August 2005, and President and Chief Operating Officer at Portal Software, Inc., a software solution provider of billing and revenue management solutions for telecommunications from 2001 to 2004. From 2000 to 2001 Mr. Wienkoop served as President and Chief Operating Officer of SDRC.

Mr. Auriemma was hired in April 2007 as our Executive Vice President and Chief Financial Officer (Principal Financial Officer). Prior to joining the Company, from September 2000 to January 2007, Mr. Auriemma was Executive Vice President and Chief Financial Officer of FileNet Corporation, a provider of enterprise content management software that was acquired in October 2006 by IBM Corporation.

Mr. Mongelluzzo was hired in March 2005 as Senior Vice President, Business Administration, General Counsel and Secretary, and subsequently promoted to Executive Vice President, Business Administration, Legal Affairs and Secretary. Prior to joining us, Mr. Mongelluzzo served as of counsel for Vorys, Sater, Seymour and Pease LLP law firm from 2002 to 2005. From 1986 to 2001, Mr. Mongelluzzo was employed by SDRC where he served in many roles, most recently as Senior Vice President, General Counsel, and Secretary.

Mr. Gorrell was hired in November 2007 as our Senior Vice President, Human Resources. Prior to joining us, from February 2006 to April 2007, he served as Corporate Director, Human Resources of ITT Corporation, a supplier of advanced technology products. From January 2003 to January 2006, Mr. Gorrell served as Vice President, Electronic Components and

Director of Human Resources for ITT Electronic Components of ITT Corporation. From May 2002 through January 2003, he served as Senior Vice President of Human Resources for NWP Services Corporation, a company that provides a range of billing and customer care solutions.

ITEM 1A.	RISK FACTORS

Downturns in the aerospace and automotive industries we serve would adversely affect our sales and operating results.

In 2007, sales to customers in the aerospace and automotive industries accounted for a majority of our revenue. Reductions in capital spending and cyclical trends affecting customers in these industries could adversely affect revenue from these customers and ultimately our results of operations. In addition, these types of customers tend to adhere to a technology choice for long periods, possibly an entire development cycle. As a result, a lost opportunity with a given customer may not again become a new opportunity for several years.

We have acquired and may continue to acquire other companies and may be unable to integrate successfully such companies with our operations. As a result, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets in connection with our acquisitions.

Since 2002, we have acquired several companies and businesses, including Mechanical Dynamics, Inc. (“MDI”) in 2002, SOFY Corporation in 2004 and Pioneer Solutions, Inc. in August 2007. See Note 2—Business Acquisitions in Notes to Consolidated Financial Statements. In addition, we acquired Arizona-based Network Analysis, Inc. (“NAI”), in January 2008. See Note 16 – Subsequent Event in Notes to Consolidated Financial Statements.

We may continue to expand and diversify our operations with additional acquisitions. Some of the risks that may affect our ability to integrate the operations, technologies, products and personnel of, or realize any anticipated benefits from companies we acquire include those associated with:

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

As a result of our acquisitions, goodwill and indefinite-lived intangibles accounted for $171.9 million, or 36.8%, of our total assets, as of December 31, 2007. We may record additional goodwill and indefinite-lived intangibles related to future acquisitions. Under current generally accepted accounting principles, we do not amortize goodwill and indefinite-lived intangibles. We will, however, perform an impairment analysis on the carrying value of these assets at least annually. If the fair value of goodwill or indefinite-lived intangibles exceed the related carrying values, we could be required to write down some or all of the unamortized costs. As a result of such write down, our results of operations will be adversely affected.

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

We may also incur third party costs in the evaluation, negotiation and completion of acquisitions. Currently we defer these costs and treat them as part of the acquisition cost upon completion of the acquisition. If an acquisition is not completed, the deferred costs are charged to earnings in the period in which the acquisition is certain not to be completed, which can impact our results of operations.

We have had losses and, should they recur, it could have a material adverse effect on our business, results of operations and financial condition.

Our net income (loss) for the years ended December 31, 2005, 2006, and 2007 was $11.8 million, $13.8 million and ($1.6) million, respectively, and we had an accumulated deficit of $99.1 million as of December 31, 2007. We cannot assure that we will operate profitably, and if we cannot operate profitably, we may not be able to meet our financial obligations, debt service requirements or our working capital requirements or other needs. Our inability to meet these needs could have a material adverse effect on our business, results of operations and financial condition.

We may periodically restructure our operations or change our pricing model, which could adversely impact our operating results in the short term before we receive any benefits from these changes, if at all.

We continually evaluate the strengths and weaknesses of our operations. In connection with this evaluation, we may decide to reduce or realign our available resources and, as a result, consolidate, shut down or sell product lines that do not fit into our long-term business plan. If we reduce headcount in the future, we will incur significant severance and termination costs and other related expenses that could harm our business before we were to receive associated benefits, if any, from the reduced headcount expenses. If we shut down or otherwise dispose of any of our product lines in the future, we may incur costs or charges, including loss on sale of assets, lose long-term customers and/or revenue streams in connection with such a restructuring that could harm our business before we receive associated benefits, if any, from the restructuring. In addition, we may introduce changes to our pricing model, which may not increase or sustain the same level of revenue in the timeframes that we anticipate, or at all.

On January 17, 2007, we implemented a cost reduction program that included a workforce reduction of 85 employees, or approximately 7%, and facility closings and consolidations. The cost reduction program was deemed necessary to better align our global operating costs with its new enterprise sales strategy in an effort to compete aggressively in all markets and to improve operating profit. As a result, we have incurred restructuring charges totaling $8.5 million, which includes $3.7 million for severance and termination benefits and $4.8 million for the consolidation and/or closures of facilities.

Our operating results are dependent in part on our ability to develop and introduce new and enhanced products and we may not be able to timely develop new and enhanced products to satisfy changes in demand.

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

The development of a business relationship with a potential customer can be a lengthy process, spanning twelve months or longer, especially for large enterprise transactions. Our strategy is to increasingly allocate sales resources towards large enterprise transactions. The sales cycle can involve multiple divisions within a potential customer’s organization and multiple layers of management, thus making our sales process relatively complicated and long. Additionally, negotiating the terms of a new license agreement can be a protracted process with no set timetable for completion. Due to the length and complicated nature of our sales cycle, predicting the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement is difficult.

The timing of orders and shipments, which frequently occur at the end of a quarter, can cause fluctuations in our operating results that, in turn, may impact the price of our common stock.

We derive most of our revenue from licensing software products and providing services to high-end users of the product design markets. Our revenue growth and our ability to match spending levels with revenue growth rates will directly affect our future operating results. Historically, a significant portion of our revenue has been generated in the last month of a quarter, with this revenue frequently concentrated in the last weeks or days of a quarter. In addition, higher volumes of orders have been experienced in the fourth quarter. The concentration of orders makes projections of quarterly financial results difficult. Accordingly, we may experience fluctuations in our future operating results on a quarterly and annual basis which, in turn, could adversely affect the price of our common stock.

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

We are subject to changes in demand for our products and services resulting from exchange rate fluctuations that make our products and services relatively more or less expensive in international markets. If exchange rate fluctuations occur, our business could be harmed by decreases in demand for our products and services or increased expenses associated with fluctuation in those currencies.

We have entered into agreements with third parties for the inclusion of their technology as a component of some of our products. The termination of these agreements could adversely affect our business.

Some of our products include technology licensed from third parties and we have entered into numerous royalty agreements for use of such technology. Should any of these agreements be terminated, we would need to find an alternative source to replace the functionality of such technology. These agreements generally allow for significant lead time prior to termination by the third party. In the event that any of these agreements were terminated within a very short time period, there is no guarantee that we could replace the technology on a timely basis, if at all, and the marketability of our products could be harmed if we were unable to do so. In addition, certain products or technologies acquired or developed by us may incorporate so-called “open-source” software. Open source software is typically licensed for use at no charge, but certain open source software licenses impose on the licensee of the applicable open source software certain requirements to license or make available to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted as a result of using such open source software because, among other reasons:

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

A substantial portion of our operating expenses are fixed in nature. Therefore, we have limited ability to quickly reduce expenses in response to any revenue shortfalls.

We plan our operating expense levels, in part, on expected revenue growth. Because a substantial portion of our operating expenses are fixed in nature, we are not able to adjust such expenses during periods of revenue shortfalls, particularly in the near term. As a result, our ability to operate at consistent profitable margins is limited if our future revenue is less than expected.

Strong competition in the simulation software industry may affect prices, which could reduce margins and adversely affect our operating results and financial position, and we may not be able to maintain our competitive position against current and potential competitors.

The simulation software industry is highly competitive. The industry may experience pricing and margin pressure which could adversely affect our operating results and financial position. Some of our current and possible future competitors have greater financial, technical, marketing and other resources than we do, and some have well-established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of software industry consolidation. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. We believe that the principal competitive factors affecting the software business include quality, functionality, ease of use and, to a lesser extent, price. In our professional services business, we believe that the principal competitive factor is expertise. We cannot assure that we will be able to maintain our competitive position against current and potential competitors.

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

Our operations and those of our licensees, developers and customers are vulnerable to interruptions by fire, flood, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control. Our corporate headquarters is located in California, near major earthquake faults. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result, our future operating results could be adversely affected. The business interruption insurance under which we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of these events, if at all. Any such losses or damages incurred by us could have a material adverse effect on our business.

If we cannot adequately protect our intellectual property rights, our financial results may suffer.

Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, the steps we take to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our competitors may develop technology that is superior to our technology.

We may be required to spend significant resources to monitor and police our intellectual property rights. Policing the unauthorized use of our products or intellectual property is difficult and uncertain. We have initiated actions against former employees, and companies these former employees currently work for, to protect our intellectual property. Litigation may be necessary in the future to enforce our intellectual property rights. Regardless of the merits of any claim, intellectual property litigation is expensive and time-consuming and could divert our management’s attention from operating our business. Despite our efforts, we may not be successful in any litigation or other enforcement action we may bring and may not be able to detect infringement and, as a result, may lose competitive position in the market. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies may afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, among other things, and we cannot assure you that we will be successful in enforcement of, or defending ourselves against, intellectual property claims. Moreover, attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Unauthorized use by others of our proprietary rights could materially harm our business.

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

Certain provisions of our certificate of incorporation may delay, defer or prevent a change in control, which could impact the price of our stock.

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

All of our offices are leased under agreements expiring at various times over the next one to eight years. Our corporate headquarters in Santa Ana, California includes approximately 203,500 square feet under a lease expiring in 2013, of which approximately 69,400 square feet is sublet, and an additional 51,400 square feet is available to be sublet. We also lease approximately 296,000 square feet in 49 other offices throughout the world for sales, support, research and development, consulting and administrative personnel. All facilities are in good condition and are adequate to meet our requirements for the foreseeable future. See Note 12—Commitments and Contingencies in Notes to Consolidated Financial Statements for additional information regarding our lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to and have initiated various claims and legal proceedings that arise in the ordinary course of our business. We are vigorously defending claims brought against the Company, and believe that the Company has adequately reserved for potential costs that may result from these matters. Further, we are vigorously prosecuting actions brought by the Company. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company is periodically audited by various taxing authorities in the United States of America and in other countries in which the Company does business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated balance sheet, statements of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 5, 2006, the Company’s common stock began trading on NASDAQ under the symbol “MSCS”. From March 11, 2005 through September 4, 2006, our stock was traded on the Pink Sheets electronic quotation system under the ticker symbol “MNSC” after the New York Stock Exchange (the “NYSE”) informed us that, because of the ongoing delay in the filing of our 2003 Annual Report on Form 10-K with the SEC, trading in our stock on the NYSE would be suspended before the opening of the market on March 11, 2005. Prior to that, our common stock was listed for trading on the NYSE under the symbol “MNS”. The following table sets forth the high, low and closing prices, as reported on the respective trading systems, for the periods shown:

	Sales Prices
	High	Low	Close
Calendar Year 2007:
Fourth Quarter	$14.50	$11.40	$12.99
Third Quarter	$14.73	$11.44	$13.62
Second Quarter	$14.13	$12.31	$13.52
First Quarter	$15.95	$12.44	$13.75
Calendar Year 2006:
Fourth Quarter	$16.54	$12.00	$15.23
Third Quarter	$18.35	$14.25	$15.40
Second Quarter	$21.50	$16.75	$17.90
First Quarter	$20.50	$16.65	$19.95

As of February 22, 2008, there were 189 record holders of our common stock.

We eliminated our dividend in September 1996 and do not anticipate paying a dividend in the foreseeable future.

We maintain the MSC.Software Profit Sharing Plan, which includes a 401(k) feature that allows participants to make contributions to the plan from their compensation on a before-tax basis. A participant’s contributions to the plan are credited to an account maintained in his or her name under the plan. Through March 2005, a participant was permitted to invest his or her Profit Sharing Plan account in the MSC Stock Fund, an investment alternative under the plan that was invested principally in our common stock. Shares held in the MSC Stock Fund under the Profit Sharing Plan were purchased by the plan trustee on the open market using contributions invested in that fund. This practice was suspended in March 2005 after our common stock was delisted from the NYSE. As of December 31, 2006 and 2007, the number of shares of our common stock held in the MSC Stock Fund totaled 81,729 and 75,132, respectively.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the NASDAQ Market Index and Hemscott Group Index selected by the Company, for the period commencing January 1, 2003 and ended December 31, 2007. The calculation of total cumulative returns assumes a $100 investment in the Company’s common stock, the NASDAQ Stock Market Index and the Hemscott Group Index on January 1, 2003, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG MSC.SOFTWARE CORPORATION

NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

Repurchases of Common Stock

On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock that expired November 7, 2007. Share repurchases under the program were made in the open market, based on stock availability and price. In 2006 and 2007, the Company purchased an aggregate of 183,400 shares and 80,100 shares for $2,581,000 and $1,120,000, respectively. Such amounts were recorded in treasury stock in the accompanying consolidated balance sheet.

In addition, during 2006 and 2007 the Company withheld 3,486 shares and 176,192 shares related to non stock option equity awards as settlement of income taxes paid by the Company on behalf of employees totaling $47,000 and $2,432,000 respectively. Such amounts were recorded in treasury stock in the accompanying consolidated balance sheet.

The table below sets forth information regarding repurchases of MSC’s common stock by the Company during each quarter of 2007.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share
January 1, 2007 through March 31, 2007	139,250	$14.14
April 1, 2007 through June 30, 2007	—	$—
July 1, 2007 through September 30, 2007	50,300	$13.20
October 1, 2007 through December 31, 2007	66,742	$13.77

Repurchases of common stock in the fourth quarter of 2007 were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs	Maximum Number Of Shares Purchasable Under The Program As Of End Of Period
October 1, 2007 through October 31, 2007 (a)	66,742	$13.77	4,200	986,500
November 1, 2007 through November 30, 2007	—	$—	—	986,500
December 1, 2007 through December 31, 2007	—	$—	—	986,500

	66,742	$13.77	4,200

(a)	Includes 62,542 shares withheld upon vesting of performance stock units and restricted stock units to satisfy income tax withholding payments totaling $860,600 made by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K. The financial data as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006 and 2007 is derived from the audited consolidated financial statements that are included in this report. The selected financial data as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 is derived from audited consolidated financial statements that are not included in this report. Amounts shown in thousands, except per share data.

	As Of and For the Years Ended December 31,
	2003	2004	2005	2006	2007
Statement Of Operations Data:
Revenue	$244,551	$267,285	$295,637	$259,686	$246,651
Operating Income (Loss)	$11,697	$15,898	$29,231	$4,701	$(10,320)
Other Expense (Income), net	$10,332	$872	$3,513	$(1,709)	$(9,213)
Income (Loss) From Continuing Operations	$(3,790)	$9,572	$11,901	$13,341	$(2,603)
Income (Loss) From Discontinued Operations	$(25,974)	$1,307	$(83)	$461	$1,042

Net Income (Loss)	$(29,764)	$10,879	$11,818	$13,802	$(1,561)

Basic Earnings (Loss) Per Share From Continuing Operations	$(0.13)	$0.31	$0.39	$0.35	$(0.06)
Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.13)	$0.27	$0.30	$0.31	$(0.06)
Basic Earnings (Loss) Per Share From Discontinued Operations	$(0.87)	$0.04	$—	$0.01	$0.02
Diluted Earnings (Loss) Per Share From Discontinued Operations	$(0.87)	$0.03	$—	$0.01	$0.02
Basic Earnings (Loss) Per Share	$(1.00)	$0.36	$0.38	$0.36	$(0.04)
Diluted Earnings (Loss) Per Share	$(1.00)	$0.30	$0.30	$0.32	$(0.04)

Balance Sheet Data:
Cash and Cash Equivalents	$40,013	$35,772	$99,478	$111,878	$130,076
Total Assets	$455,898	$465,057	$475,588	$458,838	$467,145
Total Deferred Revenue	$120,158	$116,238	$94,625	$78,189	$80,584

Total Long-Term Debt, including Capital Lease Obligations	$107,576	$108,541	$108,559	$8,425	$7,267
Total Shareholders’ Equity	$148,073	$165,015	$181,688	$310,908	$319,410

Other Data:
Working Capital (Deficiency)	$(2,782)	$20,710	$61,879	$98,360	$107,291
Net Cash Provided By (Used In) Operating Activities	$23,878	$31,922	$40,135	$(4,458)	$16,501

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Future Results

This discussion contains forward-looking statements that involve risks and uncertainties. Forward looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Item 1A. Risk Factors” included elsewhere in this report. You should also carefully review the risk factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this report.

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

We operate our business in three geographic regions: The Americas (North America and Latin America), EMEA (Europe, Middle East and Africa), and Asia Pacific (Japan, Korea, The People’s Republic of China, Taiwan, Australia, Southeast Asia and India). We manage all of our operations based on software sold and services provided to our customers. These regions operate similarly with respect to industries, customer base and sales channels, but each has unique challenges and opportunities. Although our consolidated results are reported in United States dollars, our foreign regions conduct their transactions in local currency. As a result, our consolidated results of operations may be significantly impacted by changes in foreign currency exchange rates.

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

Average Exchange Rate to US $ 1	2005	2006	% Change Favorable (Unfavorable)	2007	% Change Favorable (Unfavorable)
EMEA - Euro	0.8032	0.7973	0.7%	0.7310	8.3%
Asia Pacific - Japanese Yen	110.0960	116.3520	-5.7%	117.8292	-1.3%

Business Environment

Significant portions of our current and past revenue sources are attributable to our long-term relationships with major OEM’s and their key suppliers, who have embedded our software solutions within their collaborative design and manufacturing processes. Such embedding of our software provides new and recurring revenue opportunities with respect to the development and marketing of new products, renewal of maintenance contracts, and consulting services. Our customers typically fund purchases of our software and services largely out of their manufacturing and capital budgets and, to a lesser extent, their research and development (“R&D”) budgets. As a result, our customers’ business outlook and willingness to invest in new product development significantly affects the growth of our business.

Our customers, many of which have global operations, continue to re-evaluate their business models to obtain competitive advantages through product innovation, manufacturing efficiency, speed to market and lower cost. This focus has often resulted in massive shifts of production and manufacturing capabilities to lower cost regions of the world, including developing countries. This shift in turn creates both opportunities and challenges in the regions we operate. As our current customers expand or contract their operations and supporting supply chains, we are directly affected. In addition, the growth in developing countries within the regions we operate, namely Central and Eastern Europe, China, India and Korea, have allowed some companies who traditionally provided contracted services to expand into product development. This also will create new opportunities within new markets for us to pursue.

During times of economic uncertainty, companies will place greater emphasis on creating the most cost effective and competitive business model, which may result in expense reductions within their capital and R&D budgets. Some customers may reduce their PLM expenditures by decreasing their level of software purchases, use older generations of products or not renew maintenance services. In addition, customers will bargain more intensely on pricing and payment terms, which will affect PLM related revenues industry-wide. Lastly, some customers may consolidate their PLM purchases with fewer suppliers in order to lower their overall cost of ownership while at the same time meeting new technology challenges. This will increase competition among PLM vendors.

Recognizing that companies will continue to scrutinize their PLM spending and will work to aggressively contain costs, we are dedicated in improving our customers’ product development and manufacturing capabilities by providing more fully integrated simulation software within an enterprise solutions environment and offering customers a wide range of software products and solutions. Over the long term, we believe PLM spending growth will continue to depend on growth in product development and engineering spending and on continued growth in key markets and industries we serve.

According to industry research firm CIMdata, CAE software and services spending is estimated to exceed $2 billion in 2008. Spending on PLM software and services totaled nearly $20.1 billion in 2006 a year-over-year increase of 10.7%. Approximately 9.1% of PLM investments came from CAE in 2006. CIMdata expects that CAE will be one of the rapidly growing segments within the PLM sector over the next five years, and forecasts that this market segment will exceed $2.6 billion in 2011, with a compound annual growth rate of approximately 7.5%. No assurance can be given, however that these forecasts can be realized or increase our revenues.

Product Development and Revenue Growth

Our goal for growing market share and profitability is to expand our leading position in the simulation software market by further penetrating our installed base, by adding new customers from the supply chains in our existing aerospace, automotive and heavy manufacturing markets, and by targeting new markets such as biomedical and consumer products.

During 2007, we introduced significant enhancements to our core engineering products, as well as our new enterprise simulation solutions, as described below.

•

Engineering Products—Substantial enhancements in product functionality were made to our engineering products such as MSC.Nastran, Patran, Adams, Marc, Dytran, and others. The extensive enhancements expand simulation capabilities, increase solution performance, and improve the overall productivity of the virtual product development process.

•

MD Solutions—New releases of MD Nastran, MD Patran, and MD Adams products improved interoperability and multi-disciplinary functionality to speed design efficiency, drive early design validation, and provide manufacturers with insight into total product lifecycle performance.

•

Enterprise Solutions—New releases of our SimEnterprise solutions of SimXpert, SimManager Enterprise, and SimDesigner Enterprise provided advanced capabilities to capture and reuse expert knowledge across engineering disciplines, user communities, and organizational boundaries in order to accelerate product development through enhanced productivity.

•	Channel Products—Our SimOffice product was enhanced to provide extended analysis functionality while maintaining a cost-effective price point.

To further enable our customers to operate in a multi-disciplinary simulation environment, we expanded our capabilities in both CFD as well as thermal analysis, via acquisitions. The acquisition of Pioneer Solutions, Inc. and its FluidConnection set of products in August 2007 provide MSC with a CFD solver-neutral offering to tie MSC’s products to market-leading CFD solutions. The acquisition of Network Analysis, Inc. in January 2008 provides MSC with an advanced framework on which to enhance our thermal analysis offerings, particularly with respect to aerospace and defense customers.

We believe our strategy in providing our customers simulation solutions, including our enterprise simulation development platform – SimEnterprise, and its related component solutions— SimXpert, SimManager Enterprise and SimDesigner Enterprise, together with our MD software that delivers highly enhanced multi-disciplinary capabilities, will differentiate us from our competition.

In addition to our current product strategy implemented in 2006, our management also focused on (i) improving global sales execution; (ii) strengthening our relationships with our most significant customers; (iii) accelerating time-to-market for new products by increasing the productivity of our research and development organization; (iv) selling more enterprise-wide solutions; (v) reducing our overhead and infrastructure costs; and (vi) improving our financial and management information systems and related processes.

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

On January 17, 2007, we implemented a cost reduction program that included a workforce reduction of 85 employees, or approximately 7%, and facility closings and consolidations. The cost reduction program was deemed necessary to better align the Company’s global operating costs with its new enterprise sales strategy in an effort to compete aggressively in all markets and to improve operating profit. As a result, we have incurred restructuring charges totaling $8.5 million, which includes $3.7 million for severance and termination benefits and $4.8 million for the consolidation and/or closures of facilities.

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

2007 Highlights

We continued to be impacted by the product transition strategy implemented in 2006 from selling predominantly software tools to emphasizing enterprise simulation solutions. This transition required aggressive marketing of our SimEnterprise solutions and the introduction of our MD software products to our customers as an integrated offering of our engineering tools. This transition required extensive recruiting and training of sales personnel throughout our regions, as well as comprehensive presentations to key customers to demonstrate the capabilities of these new solutions. This product strategy also required our major customers to re-evaluate their simulation and engineering needs and to revise, review and approve higher funding requirements. As a result, our experience to date shows that selling enterprise solutions generally lengthens the sales cycles, leading to delays in licensing all our products. We believe the transition from selling software tools to selling enterprise simulation solutions will ultimately lead to higher average orders and increased software revenue.

Total revenue for 2007 was $246.7 million, a decrease of 5.0% compared to $259.7 million for 2006. The decrease for the year ended December 31, 2007 reflects the loss of $2.4 million of sales attributable to our PLM business which was sold in March 2006. Changes in foreign currency rates during the 2007 period favorably impacted revenue by $7.2 million. The remaining decrease was primarily the result of lower software and services revenue recognized in all our regions, which are more fully discussed in total revenue below. Total deferred revenue at December 31, 2007 increased 3.1% to $80.6 million compared to $78.2 million at December 31, 2006.

We continue to change the focus of our operations and as we move through this product transition operating expenses have been impacted in a variety of ways including increased research and development efforts, changes in the sales force and changes in our employee base.

In 2007, our operating expenses increased 7.0% to $210.7 million representing 85.4% of total revenue compared to $196.9 million or 75.8% of total revenue in 2006. Important factors impacting operating expenses in 2007 were:

•	Restructuring charges of $8.5 million associated with cost reduction program that included workforce reductions and facilities closures,

•	Impairment charges of $4.8 million associated with the write down of long-lived intangible assets,

•	Continued investment in product development amounting to 20.7% of revenue, and

•	Implementation of other cost cutting measures favorably impacting general and administrative expenses.

Our operating loss in 2007 was $10.3 million or 4.2% of total revenue compared to operating income of $4.7 million or 1.8% of total revenue in 2006.

Included in other income, net during 2007 was a $6.8 million pre-tax gain related to the sale of marketable equity securities.

Net cash provided by operations during 2007 was $16.5 million, an increase of $21.0 million compared to cash used in operations of $4.5 million during 2006. Our cash, cash equivalents and investments increased 7.1% to $135.0 million at December 31, 2007 compared to $126.0 million at December 31, 2006.

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

On an ongoing basis, management evaluates its estimates, judgments and assumptions, including those related to revenue recognition, allowance for doubtful accounts, income taxes, valuation of goodwill, other intangibles and long-lived assets, contingencies and litigation, restructuring charges and incentive compensation, among other things. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as critical accounting policies, which are discussed further below.

In addition to these estimates and assumptions that we utilize in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenue could significantly affect our future operations. We must make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related forecasts of revenue may differ significantly from actual revenue in a particular reporting period as the forecasts and assumptions were made using the best available data at the time, which is subject to change. Specifically, slowdowns in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect our business, financial condition or results of operations.

The following accounting policies are considered to be critical in evaluating and understanding our financial results because they involve inherently uncertain matters or their application requires the most significant and complex judgments and estimates.

Revenue Recognition

We derive revenue from licensing our software products and providing maintenance, consulting, and training services. Our standard software license agreement provides the end user with a perpetual license to use our products.

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

Maintenance agreements are generally twelve-month prepaid contracts that are recognized ratably over the contract period. VSOE of fair value for maintenance is measured by the stated renewal rate included in the agreement or, when not stated in the agreement, VSOE is calculated based on actual, historical evidence.

Customers may also enter into arrangements for consulting and training services. Consulting services are sold under fixed fee or on a time and material basis. Consulting revenue under a fixed fee arrangement is generally recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.” When percentage-of-completion accounting is not possible we recognize the revenue using the completed-contract method. Consulting revenue under a time and material arrangement is recognized as services are provided. Training revenue is recognized as the related services are provided. These arrangements are not essential to the functionality of the software and are therefore accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. that are either on a time and materials basis or for a fixed fee. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service.

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

If in the future we were unable to support VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement would be deferred and recognized ratably over the life of the contract or deferred until the undelivered element is delivered.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. This requires us to make estimates of future write-offs of bad debt accounts related to current period revenue. The amount of our allowances is based on historical experience and our current analysis of the collectability of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. While such amounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If we do not reasonably estimate the amount of our doubtful accounts in the future, it could have a material impact on our consolidated results of operations.

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

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we use a “more likely than not” threshold to recognize tax benefits of uncertain tax positions. We evaluate the need to establish reserves for uncertain tax positions based on the probability of success on audit of the tax position. Many years might elapse before we resolve an uncertain tax position for which we have established a reserve. We adjust each reserve and income tax provision in the period: 1) we settle with tax authorities and pay amounts, if any, in settlement that differ from our established reserves, 2) the statute of limitations expires for the particular tax authority to audit the uncertain tax position, or 3) when more information becomes available. In evaluating exposures related to our various tax filing positions and the need to establish reserves, we rely on reasoned interpretation of laws, regulations, administrative guidance, and case law to forecast the likely outcome upon the relevant tax authority’s audit of each uncertain tax position.

Although we believe our estimates of tax expense are supportable, actual results could differ, possibly exposing us to material losses or gains. Our effective income tax rate could be materially affected to the extent we settle with a tax authority for less than our established reserves, or pay amounts in excess of our established reserves. An unfavorable tax settlement could require use of our cash and would result in an increase in our effective income tax rate in the period of resolution. We would recognize a favorable tax settlement as a reduction in our effective income tax rate in the period of resolution.

Valuation of Goodwill, Intangibles, and Long-Lived Assets

Goodwill represents the excess of cost over fair value of net assets of a business acquired. The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Refer to Note 4—Goodwill and Other Intangible Assets.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheets, if material. As of December 31, 2006, long-lived assets with a net book value of $0.2 million (after a write-down of $0.1 million) were held for sale and classified as other current assets. These assets were sold in 2007.

Goodwill is tested annually for impairment in the fourth quarter of each fiscal year, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. The fair value of a reporting unit is estimated using discounted cash flow and market multiple methodologies. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. No impairment charges for goodwill were recorded in 2005, 2006 or 2007 as a result of our impairment testing.

The fair value of indefinite lived intangibles, consisting primarily of trademarks and trade names of various software products, is determined using discounted cash flow and other methodologies under an income approach associated with the underlying technologies and after consideration of other factors that may exist. During 2007, the Company recorded impairment charges totaling $4.4 million related to trademarks and trade names for various software products.

Significant management judgment is required in determining the fair value of long-lived assets, including goodwill and other intangible assets. Any changes in the assumptions used in projecting cash flows or determining an appropriate discount rate could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

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

Restructuring Charges

Our restructuring reserve includes accruals related to workforce reductions and consolidation of facilities. Such accruals are based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of assets no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions and reflect the effects of those revisions in the period that they become known.

Incentive Compensation

Options

We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. In addition, we estimate forfeitures expected to occur over the vesting periods. If changes to any of these estimates are made in future periods, the impact on our consolidated financial statements could be material.

Non Time-Based Equity Awards and Bonus

We estimate the expense to be recognized in a period after assessing the likelihood that performance criteria will be met in the future. We periodically review the estimates and assumptions and reflect the effects of those revisions in the period that they become known. These effects could be material to our consolidated financial statements.

Recently Adopted Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force released Issue 06-03 (“EITF 06-03”), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. We reported sales net of sales taxes. The adoption of EITF 06-03 on January 1, 2007 did not have an effect on our policy related to sales taxes and therefore, did not have an effect on our consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, de-recognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods, and the transition of the accounting method upon the adoption of FIN 48. It also requires footnote and tabular disclosures about unrecognized tax benefits. FIN 48 is effective for years beginning after December 15, 2006. Accordingly, we adopted FIN 48 effective as of January 1, 2007. Refer to the Note 6 – Income Taxes in Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. We are evaluating what effect the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect this statement to have a material impact on our 2008 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We do not expect this statement to have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impact and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on our consolidated results and financial condition.

Results of Operations

The following table sets forth items included in the consolidated statements of operations data (amounts in thousands).

	2005	% of Revenue	2006	% of Revenue	2007	% of Revenue
Revenue:
Software	$144,034	48.7%	$111,231	42.8%	$94,681	38.4%
Maintenance	107,493	36.4%	115,099	44.3%	125,529	50.9%
Services	44,110	14.9%	33,356	12.9%	26,441	10.7%

Total Revenue	295,637	100.0%	259,686	100.0%	246,651	100.0%

Cost of revenue:
Software	16,701	5.6%	12,937	5.0%	10,351	4.2%
Maintenance and Services	53,943	18.2%	45,162	17.4%	35,900	14.6%

Total Cost of Revenue	70,644	23.9%	58,099	22.4%	46,251	18.8%

Gross profit	224,993	76.1%	201,587	77.6%	200,400	81.2%

Operating Expense:
Research and Development	47,256	16.0%	43,249	16.7%	51,109	20.7%
Selling and Marketing	79,672	26.9%	83,581	32.2%	84,794	34.4%
General and Administrative	68,084	23.0%	69,165	26.6%	60,819	24.7%
Amortization of Intangibles	750	0.3%	750	0.3%	698	0.3%
Restructuring Charges	—	0.0%	—	0.0%	8,522	3.5%
Impairment Charges, net	—	0.0%	141	0.1%	4,778	1.9%

Total Operating Expense	195,762	66.2%	196,886	75.8%	210,720	85.4%

Operating Income (Loss)	29,231	9.9%	4,701	1.8%	(10,320)	-4.2%

Other (Income) Expense:
Interest Expense	4,415	1.5%	3,583	1.4%	1,155	0.5%
Other Income, net	(902)	-0.3%	(5,292)	-2.0%	(10,368)	-4.2%

Total Other (Income) Expense, net	3,513	1.2%	(1,709)	-0.7%	(9,213)	-3.7%

Income From Continuing Operations Before Provision (Benefit) for Income Taxes	25,718	8.7%	6,410	2.5%	(1,107)	-0.5%
Provision (Benefit) for Income Taxes	13,817	4.7%	(6,931)	-2.7%	1,496	0.6%

Income (Loss) From Continuing Operations	11,901	4.0%	13,341	5.1%	(2,603)	-1.1%
Total Income (Loss) From Discontinued Operations	(83)	0.0%	461	0.2%	1,042	0.4%

Net Income (Loss)	$11,818	4.0%	$13,802	5.3%	$(1,561)	-0.6%

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance, consulting and training services. The timing and amount of revenue recognized from software licenses, maintenance and services agreements vary. We recognize (i) revenue on a paid-up software license in the period in which the license is delivered, and on a lease, ratably over the license term, (ii) maintenance revenue, generated either as an element of a software license or by a separate renewal agreement, ratably over the maintenance period (normally one year), and (iii) services revenue, generated primarily from consulting and training agreements are recognized when services are performed. A more complete description of our revenue recognition policy can be found herein under Critical Accounting Policies.

Due to the cyclical nature of new product releases and spending by larger global accounts, our revenue is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or reseller represented more than 10% of total revenue during the periods presented.

Total Revenue

Total revenue for 2007 was $246.7 million, a decrease of 5.0% compared to $259.7 million for 2006. The decrease for the year ended December 31, 2007 reflects the loss of $2.4 million of sales attributable to our PLM business which we sold in March 2006. Changes in foreign currency rates during the 2007 period favorably impacted revenue by $7.2 million. The remaining decrease was primarily the result of lower software and services revenue recognized in all our regions, which are more fully discussed below. Total deferred revenue at December 31, 2007 increased 3.1% to $80.6 million compared to $78.2 million at December 31, 2006.

Total revenue for 2006 was $259.7 million, a decrease of 12.2% compared to $295.6 million for 2005. The decrease for the year ended December 31, 2006 reflects the loss of $7.7 million of sales attributable to our PLM business. Changes in foreign currency rates during the 2006 period decreased revenue by $3.9 million. The remaining decrease in total revenue resulted from lower software and services revenue recognized in all our regions. Total deferred revenue at December 31, 2006 decreased 17.3% to $78.2 million compared to $94.6 million at December 31, 2005.

Software Revenue. Software revenue in 2007 decreased 14.8% to $94.7 million compared to $111.2 million in 2006. The decrease for the year ended December 31, 2007 reflects the loss of $1.3 million of sales attributable to our PLM business. In addition, changes in foreign currency rates favorably impacted software revenue in 2007 by $2.6 million. As previously discussed, the Company has been transitioning from engineering tools to enterprise products. As a result of this transition, engineering tools decreased by approximately $30.0 million while enterprise products revenue increased by $14.0 million. Other factors that adversely impacted our 2007 revenue include discontinued products, competitive pressures, the timing of revenue recognition associated with the different mix of license arrangements more fully discussed below. As a percent of total revenue, software revenue was 38.4% in 2007 compared to 42.8% in 2006. During the year ended December 31, 2007 total deferred software revenue increased $1.3 million or 5.2% to $26.4 million.

Software revenue in 2006 decreased 22.8% to $111.2 million compared to $144.0 million in 2005. The decrease in 2006 reflects the loss of $4.5 million of sales attributable to the PLM business. In addition, changes in foreign currency rates decreased software revenue by $1.8 million. The remaining decrease was due to the transition to selling enterprise solutions that generally lengthened our sales cycle. As a result, engineering tools revenue decreased by approximately $39.0 million while enterprise product revenue increased by $6.3 million. As a percent of total revenue, software revenue was 42.8% in 2006 compared to 48.7% in 2005. During the year ended December 31, 2006 total deferred software revenue decreased $11.3 million or 31.0% to $25.1 million.

Maintenance Revenue. Maintenance revenue in 2007 increased by 9.0% to $125.5 million compared to $115.1 million in 2006. The changes in foreign currency rates favorably impacted maintenance revenue in 2007 by $3.6 million. The remaining increase is the result of incremental growth in our installed customer base from 2007 activity coupled with high renewal rates from our prior years’ customer base. As a percent of total revenue, maintenance revenue was 50.9% in 2007 compared to 44.3% in 2006. During the year ended December 31, 2007 total deferred maintenance revenue increased $1.6 million or 3.1% to $52.9 million.

Maintenance revenue in 2006 increased by 7.1% to $115.1 million compared to $107.5 million in 2005. The changes in foreign currency rates unfavorably impacted maintenance revenue in 2006 period by $1.7 million. The remaining increase was the result of incremental growth in our installed customer base and high renewal rates. As a percent of total revenue, maintenance revenue was 44.3% in 2006 compared to 36.4% in 2005. During the year ended December 31, 2006 total deferred maintenance revenue decreased marginally by $0.6 million or 1.2% to $51.3 million.

Services Revenue. Services revenue in 2007 decreased by 21.0% to $26.4 million compared to $33.4 million in 2006. The decrease in 2007 reflects the loss of $1.1 million of services revenue recognized in 2006 attributable to our PLM business. Changes in foreign currency rates favorably impacted services revenue in 2007 by $1.0 million. The remaining decrease was due to changes in the nature, size and timing of consulting arrangements provided to our larger global accounts and the decision to discontinue certain low margin services. As a percent of total revenue, services revenue was 10.7% in 2007 compared to 12.9% in 2006. During the year ended December 31, 2007 total deferred services revenue decreased $0.5 million or 27.8% to $1.3 million.

Services revenue in 2006 decreased 24.4% to $33.4 million compared to $44.1 million in 2005. The decrease in 2006 reflects the loss of $3.2 million of services revenue recognized in 2005 that was attributable to our PLM business. The remaining decrease was due to the nature, size and timing of consulting and training arrangements provided to our larger global accounts and the decision to discontinue certain low value services. As a percent of total revenue, services revenue was 12.9% in 2006 compared to 14.9% in 2005. During the year ended December 31, 2006 total deferred services revenue decreased $4.6 million to $1.8 million.

Revenue by Geography by Type

The following table sets forth for the periods indicated, revenue in each of the three geographic regions in which we operate (amounts in thousands):

	2005	2006	% Change	2007	% Change
Total Revenue:
Americas
Software	$33,837	$25,748	-23.9%	$22,869	-11.2%
Maintenance	34,035	38,028	11.7%	42,942	12.9%
Services	19,743	11,971	-39.4%	9,472	-20.9%

	87,615	75,747	-13.5%	75,283	-0.6%

EMEA
Software	64,078	48,520	-24.3%	35,802	-26.2%
Maintenance	37,379	41,413	10.8%	47,975	15.8%
Services	13,255	13,514	2.0%	12,112	-10.4%

	114,712	103,447	-9.8%	95,889	-7.3%

Asia Pacific
Software	46,119	36,963	-19.9%	36,010	-2.6%
Maintenance	36,079	35,658	-1.2%	34,612	-2.9%
Services	11,112	7,871	-29.2%	4,857	-38.3%

	93,310	80,492	-13.7%	75,479	-6.2%

Total revenue	$295,637	$259,686	-12.2%	$246,651	-5.0%

% Revenue by Geography:
Americas	29.6%	29.2%		30.5%
EMEA	38.8%	39.8%		38.9%
Asia Pacific	31.6%	31.0%		30.6%

Revenue by Geography

Americas—Total revenue in the Americas in 2007 was $75.3 million, a decrease of 0.6% compared to $75.7 million in 2006. The decrease in software revenue in 2007 was impacted by the loss of PLM software revenue totaling $1.3 million. The remaining decrease in software revenue in 2007 was the result of lower sales resulting from the transition to selling our MD and enterprise products. We experienced lower sales activities within the automotive industry due to weak market conditions, partially offset by continued strength in our major accounts within the aerospace industry. The increase in maintenance revenue in 2007 was due to a growing installed customer base coupled with high renewal rates. The decrease in services revenue was due to the loss of PLM services revenue totaling $1.1 million. The remaining decrease was the result of the completion and non-replacement of significant consulting arrangements provided to larger global accounts in the aerospace and automotive sectors and the decision to discontinue certain services.

In 2006, total revenue was $75.7 million, a decrease of 13.5% compared to $87.6 million in 2005. The decrease for the in 2006 reflects the loss of $4.5 million of software sales attributable to our PLM business. The remaining decrease was due to delays in orders resulting from the transition to selling our MD and enterprise solutions, which impacted sales to major customers in our key industries. Maintenance revenue increased 11.7% to $38.0 million due to a growing installed customer base coupled with high renewal rates. Our services revenue decreased 39.4% to $12.0 million due to the loss of PLM services revenue totaling $3.2 million. The remaining decrease was due to a decrease in training and consulting arrangements, particularly larger global accounts in the aerospace and automotive sectors, due to the completion of projects and the discontinuance of certain services.

EMEA—Total revenue in EMEA in 2007 was $95.9 million, a decrease of 7.3% compared to $103.4 million in 2006. Changes in the EURO favorably impacted total revenue by $8.2 million in 2007. Software revenue in 2007 was favorably impacted from changes in the EURO by $3.1 million. Sales to customers in the automotive industry were lower in key markets, such as France and Germany, while sales to major customers were higher in the aerospace industry by approximately $2.1 million. In addition, indirect channel sales were higher by $1.6 million compared 2006 as the result of increased focus on the channel program coupled with strong regional performance by our channel partners, particularly in Russia, the UK, Turkey and South Africa.

The 2006 period included conversions of leasing arrangements to paid-up transactions totaling $1.4 million that did not occur in 2007. The remaining decrease was due to the decision to discontinue certain products in 2006 and the transition to selling enterprise solutions. Maintenance revenue in 2007 was favorably impacted from changes in the EURO by $4.0 million. The remaining increase was due to a growing installed customer base coupled with high renewal rates. Services revenue in 2007 was favorably impacted from changes in the EURO by $1.1 million. The remaining decrease in services revenue reflects the decision to discontinue certain low valued services and the timing of revenue recognized upon the completion of consulting projects accounted for under the completed contract method.

Total revenue in EMEA in 2006 was $103.4 million, a decrease of 9.8% compared to $114.7 million for the same period in 2005. Changes in the EURO favorably impacted total revenue by $0.9 million in 2006. The remaining decrease in total revenue was attributable to a 24.3% decrease in software revenue caused primarily by conversions of leasing arrangements to paid-up transactions in 2005 and the transition to selling enterprise solutions to our major customers, partially offset by a 10.8% increase in maintenance revenue resulting from renewals and a growing installed base and a 2.0% increase in services revenue.

Asia Pacific—Total revenue in Asia Pacific in 2007 was $75.5 million, a decrease of 6.2% compared to $80.5 million in 2006. Changes in the YEN unfavorably impacted total revenue by $1.0 million during 2007. The majority of the decrease was attributable to the decrease in services revenue of approximately $3.0 million, which resulted from the completion and non-replacement of larger consulting projects with major Japanese customers.

Total revenue in Asia Pacific in 2006 was $80.5 million, a decrease of 13.7% compared to $93.3 million in 2005. Changes in the YEN favorably impacted total revenue by $4.9 million in 2006. Software revenue decreased 19.9% to $37.0 million caused primarily by the transition to selling enterprise solutions to our major Japanese customers, partially offset by revenue growth in countries outside Japan. Maintenance revenue was $35.6 million, virtually unchanged compared to $36.1 million in 2005. Services revenue decreased 29.2% to $7.9 million due to the timing of the completion of consulting projects.

Costs and Expenses

A significant amount of our costs and expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. We have taken actions to reduce operating expenses and to improve operating margins, including the decision to sell our ESTECH subsidiary in 2005 and to sell certain assets related to our PLM business in 2006. During the second half of 2005 we began to expand our software development activities in India through a cost effective third party solution provider to maintain our leadership in simulation software. In addition, during 2006 we identified and commenced several cost reduction initiatives, including outsourcing our production, manufacturing and distribution capabilities, renegotiating third party royalty arrangements and IT software licensing and maintenance agreements, and transitioning to electronic delivery of our software.

We allocate facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

Cost of Revenue

Cost of Software Revenue. Cost of software revenue consists primarily of royalties payable to third parties for technology embedded in or licensed with our software products, amortization of developed technology and the cost of product packaging and documentation materials. In 2007, cost of software revenue decreased 19.4% to $10.4 million compared to $12.9 million in 2006. This decrease in cost of software revenue was due to lower royalty expenses of $2.0 million resulting from renegotiated agreements and changes in product mix. As a percent of software revenue, cost of software revenue was 10.9% in 2007 compared to 11.6% in 2006. We expect the cost of software revenue percentage to be stable in the near term.

In 2006, cost of software revenue decreased 22.8% to $12.9 million compared to $16.7 million in 2005. The decrease was attributable primarily to the sale of the PLM business which lowered the costs by $1.5 million, lower royalty expenses resulting from renegotiated agreements and changes in product mix, including termination of products previously subject to royalties, and lower packaging and shipping costs. As a percent of software revenue, cost of software revenue was 11.6% in 2006, unchanged compared to 2005.

Cost of Maintenance and Services Revenue. Cost of maintenance and services consists primarily of personnel, outside consultancy costs and other direct costs required to provide post sales support, consulting and training services. Cost of maintenance and services revenue in 2007 decreased 20.5% to $35.9 million compared to $45.2 million in 2006. Changes in foreign currency rates in 2007 unfavorably impacted cost of maintenance and services by $1.0 million. The remaining decrease in cost of maintenance and services was primarily due to lower employee related expenses of $6.7 million, consulting expenses of $2.1 million and facility costs of $0.6 million. These decreases were attributable to restructured operations, resulting in lower costs. As a percent of maintenance and services revenue, cost of maintenance and services revenue decreased 23.3% in 2007 from 30.4% in 2006.

In 2006, cost of maintenance and services revenue decreased 16.1% to $45.2 million compared to $53.9 million in 2005. The decrease was primarily the result of lower salaries, wages and benefits attributable to a reduction of personnel, lower accruals for incentive compensation, lower facility related expenses and the sale of the PLM business. As a percent of maintenance and services revenue, cost of maintenance and services revenue decreased to 30.4% in 2006 from 35.6% in 2005 as a result of lower utilization rates and timing of costs incurred in providing consulting and training services versus the recognition of related revenue by our EMEA and Asia Pacific regions under completed contract accounting. Excluding the effects of changes in foreign currency rates in 2006, and after adjusting the 2005 period for PLM cost of services revenue totaling $1.0 million, cost of maintenance and services revenue decreased 13.5% to $45.8 million.

Operating Expenses

In 2007, our operating expenses increased 7.0% to $210.7 million compared to $196.9 million for 2006. Changes in foreign currency rates in 2007 unfavorably impacted total operating expenses by $3.7 million. As a percent of total revenue, total operating expenses increased to 85.4% in 2007, from 75.8% in 2006.

In 2006, our operating expenses increased 0.6% to $196.9 million compared to $195.8 million for 2005. Changes in foreign exchange rates in 2006 favorably impacted total operating expenses by $1.1 million. As a percent of total revenue, total operating expenses increased to 75.8% in 2006, from 66.2% in 2005.

Research and Development. Our research and development expenses consist primarily of salaries and benefits, facility expenses, contracted services, incentive compensation and computer technology. Research and development expenses in 2007 increased 18.3% to $51.1 million compared to $43.2 million in 2006. This increase was attributable to additional research and development activities associated with the enterprise solutions, including our MD software, and enhancement of our engineering products. These additional activities resulted in higher employee related expenses of $3.8 million, contracted services of $2.4 million and facility related costs of $1.7 million. As a percent of total revenue, research and development expenses were 20.7% in 2007 compared to 16.7% in 2006. Average headcount of research and development personnel (excluding contracted personnel), during 2007 increased 7.9% to 272 from 252 in 2006.

Research and development expenses in 2006 decreased 8.7% to $43.2 million compared to $47.3 million in 2005 due to lower employee related expenses, including incentive compensation, and facility costs. As a percent of total revenue, research and development expenses were 16.7% in 2006 compared to 16.0% in 2005.

Selling and Marketing. Our selling and marketing expenses consist primarily of salaries and benefits, sales commissions, facility costs, travel and entertainment, incentive compensation, product marketing and promotional materials, trade shows and customer conferences and professional services. Selling and marketing expenses in 2007 increased marginally to $84.8 million compared to $83.6 million in 2006. Changes in foreign currency rates unfavorably impacted selling and marketing expenses by $1.8 million. As a percent of total revenue, selling and marketing expenses increased to 34.4% in 2007 from 32.2% in 2006. Average headcount of sales and marketing personnel excluding contracted personnel during 2007 decreased 13.9% to 404 from 469 in 2006.

Selling and marketing expenses in 2006 increased by $3.9 million or 4.9% to $83.6 million compared to $79.7 million in 2005 due to increased travel and entertainment and product marketing expenses incurred in connection with our transition to selling enterprise simulation solutions, higher salaries, wages and benefits, and a lease termination charge of $0.6 million resulting from our decision to outsource certain production, manufacturing and distribution capabilities. As a percent of total revenue, selling and marketing expenses were 32.2% in 2006 compared to 26.9% in 2005.

General and Administrative. Our general and administrative expenses consist primarily of salaries, benefits and incentive compensation of administrative, executive, financial, information technology, human resources and legal personnel, facility costs, outside consulting and other professional services and travel and entertainment. General and administrative expenses in 2007 decreased $8.4 million, or 12.1% to $60.8 million compared to $69.2 million in 2006.

The 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $6.0 million of consulting expenses related to the implementation of a worldwide financial and management system and $0.7 million to settle previously disclosed claims, partially offset by a $4.6 million gain recognized on the sale of certain assets of our PLM business.

After consideration of these items totaling $8.1 million, the decrease in general and administrative expenses in 2007 was $0.3 million. Other factors affecting general and administrative expenses in 2007 primarily included lower salaries and related benefits totaling $2.8 million resulting from our first quarter restructuring plan and lower stock and incentive compensation totaling $0.6 million resulting from our operating performance. These items were offset by higher professional services and consulting fees of $1.4 million resulting from information technology, accounting and tax projects, facility related costs of $1.2 million and severance to management personnel totaling $0.7 million resulting from a reorganization of certain business functions. As a percent of total revenue, general and administrative expenses decreased to 24.6% in 2007 from 26.6% in 2006. Average headcount of general and administrative personnel during 2007 decreased 4.3% to 242 from 253 in 2006.

General and administrative expenses in 2006 increased 1.6% to $69.2 million compared to $68.1 million in 2005. Included in the 2006 period was a $4.6 million gain recognized on the sale of certain assets of our PLM business. In addition, the 2006 period included $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $6.0 million of consulting expenses related to the implementation of a worldwide financial and management system, $4.9 million of additional stock based compensation recognized pursuant to FAS 123(R) and $0.7 million to settle previously disclosed claims. The 2005 period included expenses totaling $8.6 million related to the special investigation and the 2004 restatement audit, a provision of $4.8 million related to the closure and consolidation of facilities and certain departments, severance expense totaling $3.9 million related to terminated officers and $2.0 million of expense incurred in connection with the termination of a product and distribution agreement. The 2006 period was also impacted by higher expenses for recurring audit and related services, partially offset by lower accruals for incentive compensation. As a percent of total revenue, general and administrative expenses increased to 26.6% in 2006 from 23.0% in 2005.

Amortization of Intangibles. Amortization of intangibles, primarily related to customer lists with useful lives ranging from five to fifteen years, was $0.7 million in 2007 compared to $0.8 million in 2006 and 2005.

Impairment Charges. In 2007, we recorded impairment charges of $0.4 million related to capitalized software not being used and $4.4 million related to write downs of certain indefinite-lived trademarks and trade names resulting from our annual impairment testing of long-lived intangible assets.

Interest and Other (Income) Expense, Net

Interest expense consists of interest on our long-term debt and the amortization of debt issue costs and discounts. Interest expense in 2007 was $1.2 million compared to $3.6 million in 2006 and $4.4 million in 2005. The decrease in 2007 and 2006 is attributable to the redemption of our Convertible Notes in June 2006, partially offset by a write off of related debt issue costs totaling $1.4 million.

Other expense (income) includes interest income, foreign currency transaction gains and losses resulting from the re-measurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and other non-operating income and expense. Other income, net in 2007 increased to $10.4 million compared to $5.3 million in 2006 due primarily to a realized gain of $6.8 million on sales of our marketable equity securities and higher interest income of $0.4 million resulting from higher cash balances and rising interest rates, partially offset by the recognition of foreign currency transaction losses versus foreign currency transaction gains in 2006 of $1.8 million. Other income, net increased in 2006 compared to 2005 primarily due to the recognition of foreign currency transaction gains versus foreign currency transaction losses in 2005 and higher interest income resulting from higher cash balances and rising interest rates.

Provision for Income Taxes

The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of December 31, 2007, current deferred tax assets, net of current deferred tax liabilities, totaled $10.1 million. Non-current deferred tax assets, net of non-current deferred tax liabilities, totaled 13.8 million. We believe it is more likely than not that our results of future operations will generate sufficient taxable income to realize all but $0.3 million of our deferred tax assets as of December 31, 2007. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would record a charge to income and an adjustment to the deferred tax assets in the period we make that determination.

We have not provided taxes for undistributed earnings of our foreign subsidiaries because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide taxes on such excess amount. As of December 31, 2007, there was approximately $29.0 million of earnings upon which income taxes have not been provided.

Our effective tax rate, based on taxable income by regional tax jurisdiction, was (135.1%) in 2007 compared to (108.1)% in 2006 and 53.7% in 2005. The effective tax rate for 2007 varies from the US statutory rate because of the impact of generally higher tax rates on foreign earnings, non-deductible stock-based compensation, effects of uncertain tax positions, business tax credits, and changes in valuation allowances established against foreign deferred tax assets.

Discontinued Operations

In March 2006, we completed the sale of our wholly owned Japanese service subsidiary, ESTECH Corporation, which has been accounted for as a discontinued operation within the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
	2005	2006	2007
		(in thousands)
Cash, cash equivalents and investments	$112,298	$126,001	$135,029
Working capital	$61,879	$98,360	$107,291
Net cash provided (used in) by operating activities	$40,135	$(4,458)	$16,501
Net cash provided by (used in) investing activities	$27,070	$11,195	$(1,427)
Net cash provided by financing activities	$577	$5,671	$1,685

As of December 31, 2007, our principal sources of liquidity included cash and cash equivalents of $130.0 million and marketable equity securities available-for-sale of $5.0 million.

Our working capital (current assets minus current liabilities) increased $8.9 million to $107.3 million at December 31, 2007, and increased $36.5 million to $98.4 million at December 31, 2006. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash on hand and cash generated from operations will provide sufficient capital for normal working capital needs over the next twelve months. Our ability to generate cash flows from operations is dependent on our ability to generate income from our operations, and effective cash management, including timely billing and collections of trade accounts receivable and payment of our expenses primarily related to compensation, benefits, facilities, royalties and third party services. Outside of these expenses, we generally do not have a significant amount of cash requirements.

Our operations provided $16.5 million in cash during 2007, compared to cash used of $4.5 million in 2006 and cash provided of $40.1 million in 2005. The increase in cash provided from operations during 2007 of $21.0 million was primarily attributable to changes in operating assets and liabilities of $24.3 million offset by decreases in cash earnings from operations of $3.3 million. Components to the changes in operating assets and liabilities consisted of favorable changes in deferred revenue of $18.4 million, restructuring reserve of $3.8 million, compensation and benefits payable of $5.7 and accrued and deferred income taxes of $8.1 million, partially offset by higher trade receivables of $2.3 million, lower accounts payable of $2.7 million and accrued liabilities of $1.8 million. The decrease in cash generated in 2006 was primarily attributable to lower cash earnings from operations and higher levels of disbursements related to income taxes, accounts payable and accrued liabilities, partially offset by higher collections of billings and changes in deferred revenue. Our days sales outstanding was 91 days at December 31, 2007, 98 days at December 31, 2006 and 79 days at December 31, 2005. The Company continues to take steps to improve its cash collection by reducing the days sales outstanding.

During 2005, 2006 and 2007, our research and development expenditures totaled $47.3 million, $43.2 million and $51.1 million, respectively. Due to the short duration between technological feasibility and general availability of the new software to our customers, none of these amounts were capitalized. We expect to continue to invest a substantial portion of our revenues primarily for the development of our new enterprise simulation solutions and integrated multi-disciplinary software. In 2008, we estimate our expenditures for research and development activities will be approximately $56.0 million.

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

Net cash used in investing activities was $1.4 million in 2007, compared to net cash provided of $11.2 million in 2006 and $27.1 million in 2005. Our principal investing activities during 2007 included net capital expenditures of $8.1 million, acquisition of Pioneer Solutions for $1.0 million, proceeds of $6.9 million received from the sale of marketable equity securities in GSSL and $0.8 million proceed from sales of long lived assets. During 2006, our principal investing activities included proceeds from the sale of our ESTECH subsidiary and the PLM assets totaling $14.5 million, net capital expenditures of $8.2 million and proceeds of $4.8 million received from the sale of pledged securities no longer needed after the conversion of our Subordinated Convertible Notes in June 2006.

Capital expenditures in 2007, 2006 and 2005 included purchases of computer equipment and related software used in the development and support of our software products and business processes, including $4.0 million in 2007 related to the upgrade of our worldwide financial and management information systems that was substantially completed in 2006. In 2008, we estimate that our capital expenditures will total approximately $6.0 million and will be primarily for the purchase of computer equipment and related software used in our development and business processes.

On November 8, 2006, our Board of Directors authorized the repurchase of up to 1,250,000 shares of the Company’s common stock from time to time in open market or private transactions. The stock repurchase program expired on November 7, 2007.

Net cash provided by financing activities was $1.7 million in 2007, $5.7 million in 2006 and $0.6 million in 2005. During 2007 our principal financing activities included $6.6 million proceeds from the exercise of stock options, $0.8 million of principal repayment on our 8% Subordinated Notes due in June 2009, $0.6 million of payments on capital lease obligations, the repurchase of 80,100 shares of common stock for $1.1 million, and 176,192 shares of common stock withheld to cover restricted stock units exercised in 2007 totaling $2.5 million. Principal financing activities in 2006 included proceeds from the exercise of stock options totaling $9.5 million, payments on capital lease obligations totaling $2.6 million, the repurchase of 183,400 shares of common stock for $2.6 million and $1.3 million of excess tax benefits related to stock-based compensation.

Our current debt service obligations consist of interest and principal payments on the 8% Subordinated Notes Payable due June 17, 2009. As of December 31, 2007, annual principal payments will total $0.7 million in 2008 and $6.5 million in 2009. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2007 (in thousands).

	Total	Less Than 1 year	1-3 year	3-5 years	More Than 5 years
Contractual Obligations:
Subordinated Notes Payable	$7,200	$720	$6,480	$—	$—
—Interest Payments	1,078	572	506	—	—
Operating Lease Obligations	52,911	15,687	21,131	11,604	4,489
Capital Lease Obligations	331	184	147	—	—
Pension Obligations	3,240	303	385	644	1,908
Severance Agreements	766	766	—	—	—
Restructuring Reserve	3,765	750	1,550	940	525

Total Contractual Obligations	$69,291	$18,982	$30,199	$13,188	$6,922

In addition, the Company has recorded a liability for unrecognized tax benefits totaling $3.7 million as of December 31, 2007 in accordance with FIN 48. However, the Company cannot reasonably estimate at this time when or how much of this liability will be settled in cash.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

International revenue represented 70.4%, 70.8% and 69.5%, of our total revenue for 2005, 2006 and 2007, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. In 2007, a 5% change in both the EURO and Yen would have impacted our revenue by approximately $8.2 million and our income from continuing operations by approximately $2.8 million.

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

Investment Risk

As of December 31, 2007 our investments included only marketable equity securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during 2005, 2006 or 2007. Refer to Note 1 in the accompanying Notes to Consolidated Financial Statement, discussing fair value of financial instruments.

Our marketable equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. In December 2007, the Company sold 3,100,000 million shares of our marketable equity securities resulting in a realized gain of $6.8 million which is included in other income of our Income Statements. As of December 31, 2007, we owned 2,100,000 shares of GSSL stock with an original cost of $27,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MSC.SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2007

(in thousands except per share value amounts)

	December 31, 2006	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$111,878	$130,076
Investment	14,123	4,953
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,555 and $1,855, respectively	70,432	70,204
Income Taxes Receivable	—	2,974
Deferred Taxes	15,727	10,064
Other Current Assets	7,440	7,404

Total Current Assets	219,600	225,675

Property and Equipment, Net	19,055	18,900
Goodwill and Indefinite Lived Intangibles	178,457	171,911
Other Intangible Assets, Net	25,912	23,400
Long-Term Deferred Taxes	4,789	13,763
Other Assets	11,025	13,496

Total Assets	$458,838	$467,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,666	$7,549
Compensation and Related Costs	18,949	24,673
Current Portion of Long-Term Debt	800	720
Restructuring Reserve	—	750
Income Taxes Payable	2,903	430
Deferred Revenue	71,694	75,239
Other Current Liabilities	14,366	8,874
Current Liabilities of Discontinued Operations	1,862	149

Total Current Liabilities	121,240	118,384

Unrecognized Tax Benefits	—	3,663
Long-Term Deferred Revenue	6,495	5,345
Long-Term Debt	6,756	6,216
Other Long-Term Liabilities	13,439	14,127

Total Liabilities	147,930	147,735

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 43,960,000 and 45,152,000 Issued and 43,738,000 and 44,674,000 Outstanding, respectively.	440	451
Additional Paid-in Capital	415,860	430,927

Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(13,363)	(9,845)
Unrealized Investment Gain, net of Tax	8,868	3,036
Pension Liability Adjustment, net of Tax	(1,070)	369

Total Accumulated Other Comprehensive Loss	(5,565)	(6,440)

Accumulated Deficit	(96,953)	(99,107)
Treasury Shares, At Cost (222,000 and 478,000 Shares, respectively)	(2,874)	(6,421)

Net Shareholders’ Equity	310,908	319,410

Total Liabilities and Shareholders’ Equity	$458,838	$467,145

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(in thousands, except per share data)

	2005	2006	2007
Revenue:
Software	$144,034	$111,231	$94,681
Maintenance	107,493	115,099	125,529
Services	44,110	33,356	26,441

Total Revenue	295,637	259,686	246,651

Cost of Revenue:
Software	16,701	12,937	10,351
Maintenance and Services	53,943	45,162	35,900

Total Cost of Revenue	70,644	58,099	46,251

Gross Profit	224,993	201,587	200,400

Operating Expenses:
Research and Development	47,256	43,249	51,109
Selling and Marketing	79,672	83,581	84,794
General and Administrative	68,084	69,165	60,819
Amortization of Intangibles	750	750	698
Restructuring Charges	—	—	8,522
Impairment Charges, net	—	141	4,778

Total Operating Expenses	195,762	196,886	210,720

Operating Income (Loss)	29,231	4,701	(10,320)

Other (Income) Expense :
Interest Expense	4,415	3,583	1,155
Other Income, net	(902)	(5,292)	(10,368)

Total Other (Income) Expense, net	3,513	(1,709)	(9,213)

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	25,718	6,410	(1,107)
Provision (Benefit) For Income Taxes	13,817	(6,931)	1,496

Income (Loss) From Continuing Operations	11,901	13,341	(2,603)

Discontinued Operations:
Income From Discontinued Operations, net of Income Taxes	1,027	436	1,042
Income (Loss) From Disposal of Discontinued Operations, net of Income Taxes	(1,110)	25	—

Total Income (Loss) From Discontinued Operations, net of Income Taxes	(83)	461	1,042

Net Income (Loss)	$11,818	$13,802	$(1,561)

Basic Earnings (Loss) Per Share From Continuing Operations	$0.39	$0.35	$(0.06)
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.30	$0.31	$(0.06)
Basic and Diluted Earnings Per Share From Discontinued Operations	$—	$0.01	$0.02
Basic Earnings (Loss) Per Share	$0.38	$0.36	$(0.04)
Diluted Earnings (Loss) Per Share	$0.30	$0.32	$(0.04)

Basic Weighted-Average Shares Outstanding	30,835	38,205	44,164
Diluted Weighted-Average Shares Outstanding	44,236	45,413	44,164

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(in thousands)

	Issued	Treasury Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares, At Cost	Net Shareholders’ Equity
Balance at January 1, 2005	30,780	(40)	308	291,834	(69)	(4,208)	(122,573)	(277)	165,015

Net Income	—	—	—	—	—	—	11,818		11,818
Foreign Currency Translation Adjustment, net of Tax of $0	—	—	—	—	—	(5,001)	—	—	(5,001)
Unrealized Gain on Investment, net of Tax of $0	—	—	—	—	—	4,128	—	—	4,128
Minimum Pension Liability, net of Tax Benefit of $181	—	—	—	—	—	(272)	—	—	(272)

Comprehensive Income	—	—	—	—	—	—	—	—	10,673

Shares Issued as Compensation	25	—	—	166	—	—	—	—	166
Restricted Stock and Awards Issued as Compensation	50	—	—	4,979	(4,392)	—	—	—	587
Amortization of Deferred Compensation	—	—	—	—	1,432	—	—	—	1,432
Expense Recognized from Modification of Stock Options	—	—	—	3,107	—	—	—	—	3,107
Shares Issued Under Employee Stock Option Plans	71	—	1	707	—	—	—	—	708

Balance at December 31, 2005	30,926	(40)	309	300,793	(3,029)	(5,353)	(110,755)	(277)	181,688
Net Income	—	—	—	—	—	—	13,802	—	13,802
Foreign Currency Translation Adjustment, net of Tax of $0	—	—	—	—	—	2,500	—	—	2,500
Unrealized Loss on Investment, net of Tax Provision of $3,217	—	—	—	—	—	(1,914)	—	—	(1,914)
Reversal of Minimum Pension Liability, net of Tax of $181	—	—	—	—	—	272	—	—	272

Comprehensive Income	—	—	—	—	—	—	—	—	14,660

Elimination of Deferred Compensation Upon Adoption of SFAS No: 123(R)	—	—	—	(3,029)	3,029	—	—	—	—
Shares Issued Upon Redemption of Convertible Debentures	11,744	—	118	99,882	—	—	—	—	100,000
Exercise of Stock Options	1,284	—	13	9,547	—	—	—	—	9,560
Restricted Stock Unit Awards Issued as Compensation	6	—	—	—	—	—	—	(47)	(47)
Stock Based Compensation	—	—	—	7,357	—	—	—	—	7,357
Repurchases of Common Stock	—	(182)	—	(31)	—	—	—	(2,550)	(2,581)
Adjustment for Adoption of SFAS No. 158, net of Tax Benefit of $714	—	—	—	—	—	(1,070)	—	—	(1,070)
Excess Tax Benefits - SFAS 123(R)	—	—	—	1,341	—	—	—	—	1,341

Balance at December 31, 2006	43,960	(222)	440	415,860	—	(5,565)	(96,953)	(2,874)	310,908

Net Loss	—	—	—	—	—	—	(1,561)	—	(1,561)
Foreign Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	—	3,517	—	—	3,517
Unrealized Loss on Investment, net of Tax Benefit of $860	—	—	—	—	—	(1,451)	—	—	(1,451)
Reclassification Adjustment for Gain on Investment Realized in Net Loss, net of Tax Provision of $2,437	—	—	—	—	—	(4,381)	—	—	(4,381)

Comprehensive Income	—	—	—	—	—	—	—	—	(3,876)

Expense Recognized from Modification of Stock Options	—	—	—	674	—	—	—	—	674
Exercise of Stock Options	797	—	11	6,587	—	—			6,598
Stock-Based Compensation	—	—	—	4,527	—	—	—	—	4,527
Stock Unit Awards Issued as Compensation	395	—	—	3,279	—	—	—	—	3,279
Repurchases of Common Stock	—	(256)	—	—	—	—	—	(3,547)	(3,547)
Pension Adjustment, net of Tax Provision of $986	—	—	—	—	—	1,440	—	—	1,440
Cumulative Adjustment for Adoption of FIN 48	—	—	—	—	—	—	(593)	—	(593)

Balance at December 31, 2007	45,152	(478)	$451	$430,927	$—	$(6,440)	$(99,107)	$(6,421)	$319,410

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(in thousands)

	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$11,818	$13,802	$(1,561)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Non-Cash Items:
Provision for Doubtful Accounts	498	625	511
Depreciation and Amortization of Property and Equipment	7,687	6,967	7,553
Amortization of Intangibles	5,521	5,917	5,908
Amortization of Debt Issuance Costs and Discount	913	486	180
Write off of Debt Issuance Costs	—	1,404	—
Loss (Gain) on Disposal of Long-Lived Assets	(68)	115	123
Loss (Gain) on Sale of a Subsidiary and Long-Lived Assets	1,110	(4,439)	—
Impairment of Assets	—	146	4,778
Gain on Sales of Investment	—	—	(6,818)
Adjustment to Restructuring Reserve—Discontinued Operations	—	(373)	—
Write-off of Deferred Rent Obligations—Restructuring	—	—	(365)
Stock-Based Compensation	4,540	7,357	7,806
Stock Option Modification	—	—	674
Provision (Benefit) for Deferred Income Taxes	6,274	(9,443)	428
Other	30	(4)	5

Net Income (Loss), After Non-Cash Items	38,323	22,560	19,222

Changes in Operating Assets and Liabilities, Net of Effects of Acquisition:
Trade Accounts Receivable	(4,178)	2,084	(190)
Other Current Assets	1,688	(940)	(157)
Other Assets	4,122	(180)	(1,915)
Accounts Payable	3,626	(430)	(3,175)
Compensation and Related Expenses	3,083	28	5,724
Restructuring Reserve	(91)	(7)	3,765
Accrued and Deferred Income Taxes, net	11,136	(6,242)	1,862
Unrecognized Tax Benefits	—	—	(3,842)
Deferred Revenue	(21,613)	(16,180)	2,246
Other Current Liabilities	2,916	(3,803)	(5,614)
Other Liabilities	(257)	(522)	288
Discontinued Operations	1,380	(826)	(1,713)

Subtotal	1,812	(27,018)	(2,721)

Net Cash Provided By (Used In) Operating Activities	40,135	(4,458)	16,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(2,277)	(8,162)	(8,113)
Proceeds from Sale of Long-Lived Assets	915	4,334	836
Proceeds from Sales and Maturities of Investment Securities	35,500	4,821	6,858
Purchase of Investment Securities	(7,500)	—	—
Business Acquired, Net of Cash	—	—	(1,008)
Proceeds from Sale of a Subsidiary	—	10,202	—
Discontinued Operations	432	—	—

Net Cash Provided By (Used In) Investing Activities	27,070	11,195	(1,427)

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(in thousands)

	2005	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Common Stock	—	(2,581)	(3,547)
Repayment of Note Payable	—	—	(800)
Payment of Capital Lease Obligations	(588)	(2,602)	(566)
Proceeds from Exercise of Stock Options	1,244	9,513	6,598
Excess Tax Benefit from FAS 123(R)	—	1,341	—
Discontinued Operations	(79)	—	—

Net Cash Provided By Financing Activities	577	5,671	1,685

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,076)	(8)	1,439

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,706	12,400	18,198

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,772	99,478	111,878

CASH AND CASH EQUIVALENTS AT END OF YEAR	$99,478	$111,878	$130,076

Supplemental Cash Flow Information:
Income Taxes Paid, net	$3,403	$8,695	$3,146
Interest Paid	$3,540	$5,014	$634

Property and Equipment Additions Financed Under Capital Leases	$543	$2,301	$23
Conversion of Subordinated Debentures into Common Stock	$—	$100,000	$—

Reconciliation of Business Acquired, Net of Cash Received:
Fair Value of Assets Acquired	$—	$—	$1,146
Liabilities Assumed	—	—	(138)

Businesses Acquired, Net of Cash Received	$—	$—	$1,008

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—MSC.Software Corporation (“MSC” or the “Company”) develops, markets and supports proprietary enterprise simulation solutions, including simulation software and related professional services. Our enterprise simulation solutions are used in conjunction with computer-aided engineering to create a more flexible, efficient and cost effective environment for product development. Our products and services are marketed internationally to various industries, including aerospace, automotive, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company completed an acquisition in August 2007. The results of the operations of the acquired company have been included in the consolidated statements of operations from the date of acquisition. Refer to Note 2—Business Acquisitions.

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

Revenue Recognition—The Company derives revenue from licensing its software products and providing maintenance, consulting, and training services. The Company’s standard software license agreement provides the end user with a perpetual license to use MSC’s products.

The Company records revenue from licensing software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred, as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally twelve-month prepaid contracts that are recognized ratably over the contract period. VSOE of fair value for maintenance is measured by the stated renewal rate included in the agreement or, when not stated in the agreement, VSOE is calculated based on actual, historical evidence and is typically between 21% and 23% of software license fees.

Customers may also enter into arrangements for consulting and training services. Consulting services are sold under fixed fee or on a time and material basis. Consulting revenue under a fixed fee arrangement is generally recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts,”. When percentage-of-completion accounting is not possible we recognize the revenue using the completed-contract method. Consulting revenue under a time and material arrangement is recognized as services are provided. Training revenue is recognized as the related services are provided. These arrangements are not essential to the functionality of the software and are therefore accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2 that are either on a time and materials basis or for a fixed fee. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service.

If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed, or until fair value can be objectively determined. License revenue from agents is recognized upon sell-through to the end customer. If the Company determines that collection of a license fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

If in the future the Company was unable to support VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement would be deferred and recognized ratably over the life of the contract or until the undelivered element is delivered.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue is derived through the Company’s direct sales force, a network of value-added resellers and other sales agents. Revenue from the sale of products by other sales agents, for which a commission is due to the sales agent, is reported as net revenue (gross sales price less commission due to the sales agent) earned from the product sale. Revenue from the sale of products provided by other suppliers, for which a royalty is due to the suppliers, is reported as gross revenue earned from the product sale. Royalties due to these other suppliers are recorded as royalty expense in cost of software revenue. The Company does not offer any rights of return, rebates, or price protection on the Company’s software products.

Deferred Revenue—Deferred revenue consists primarily of maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those contracts that have been billed but not yet recognized.

As of December 31, 2006 and 2007, deferred revenue consisted of the following (in thousands):

	2006	2007
Deferred maintenance revenue	$51,317	$52,896
Deferred license revenue	25,101	26,440
Deferred services and other revenue	1,771	1,248

Total deferred revenue	$78,189	$80,584

Current Portion	$71,694	$75,239
Long-Term Portion	$6,495	$5,345

Sales Commissions—Sales commissions are recognized in the period the commissions are earned by employees, which is typically upon the signing of the contract. Under the Company’s current sales compensation model, during periods of high growth and sales of new products relative to revenue in that period, the amount of sales commission expense attributable to the license agreement would be recognized fully, which could negatively impact income and earnings per share in that period.

Discontinued Operations—During the fourth quarter of 2005, the Company approved a plan to sell its Japanese service subsidiary, ESTECH Corporation (“ESTECH”). In March 2006, the sale of ESTECH was completed. In 2003, the Company ceased operations of its Systems business. Accordingly, all financial information related to ESTECH and the Systems business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 14—Discontinued Operations.

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

As of December 31, 2006 and 2007, all of our short-term investments were classified as available-for-sale. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, we have classified all marketable investments as short-term investments as they are available for current operations. Realized gains and losses on sales of investment securities and declines in value judged to be other than temporary are included in other expense (income) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. In December 2007, the Company sold 3,100,000 shares of marketable equity securities of Geometric Software Solutions Co. Ltd. (“GSSL”) resulting in a realized pre-tax gain of $6,818,000. As of December 31, 2007, the Company owns 2,100,000 shares in GSSL stock with an original cost of $27,000.

As of December 31, 2006 and 2007, our non-qualified supplemental retirement plan had investments in marketable equity securities classified as available-for-sale, which are included in other assets in the accompanying consolidated balance sheets. Refer to Note 9—Pensions and Other Employee Benefits.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale and held-to-maturity equity and debt securities were as follows at December 31, 2006 and 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2006
Available-for-sale securities (carried at fair value) classified as current assets:
Investment in Marletable Equity Securities of GSSL	$68	$14,055	$—	$14,123
Available-for-sale securities (carried at fair value) classified as long- term assets:
Investments Held in Supplemental Retirement Plan	1,082	—	—	1,082

	$1,150	$14,055	$—	$15,205

At December 31, 2007
Available-for-sale securities (carried at fair value) classified as current assets:
Investment in Marletable Equity Securities of GSSL	$27	$4,926	$—	$4,953
Available-for-sale securities (carried at fair value) classified as long- term assets:
Investments Held in Supplemental Retirement Plan	1,869	—	—	1,869

	$1,896	$4,926	$—	$6,822

We had no contractual maturities of any equity or debt securities as of December 31, 2006 and 2007.

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. This requires us to make estimates of future write-offs of bad debt accounts related to current period revenue. The amount of the allowance is based on historical experience and our current analysis of the collectability of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional bad debt provisions may be recorded in the period such determination was made.

Our allowance for doubtful accounts at December 31, 2006 and 2007 was $1,555,000 and $1,855,000, respectively. Our provision for doubtful accounts totaled $498,000, $625,000 and $511,000 in 2005, 2006 and 2007, respectively, and were recorded in general and administrative expense in the consolidated statements of operations. Uncollectible trade accounts receivable written-off, net of recoveries, were $2,515,000, $366,000 and $211,000 in 2005, 2006 and 2007, respectively.

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

Software for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Costs for purchased software and internal software development activities are capitalized when the Company has determined (1) that technology exists to achieve the performance requirements, (2) buy versus internal development decisions have been made and (3) the Company’s management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and such costs are amortized over an estimated useful life of three years using the straight-line method. Amounts capitalized during 2006 and 2007 totaled $3,556,000 and $4,464,000, respectively. During 2007, the Company recorded an impairment charge of $343,000 related to capitalized software not being used.

Goodwill and Other Intangible Assets— Goodwill represents the excess of cost over fair value of net assets of a business acquired. The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Refer to Note 4—Goodwill and Other Intangible Assets.

Impairment or Disposal of Long-Lived Assets—In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheets, if material. As of December 31, 2006, long-lived assets with a net book value of $200,000 (after a write-down of $141,000) were held for sale and classified as other current assets. These assets were sold in 2007.

Goodwill is tested annually for impairment in the fourth quarter of each fiscal year, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. The fair value of a reporting unit is estimated using discounted cash flow and market multiple methodologies. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. No impairment charges for goodwill were recorded in 2005, 2006 or 2007 as a result of our impairment testing.

The fair value of indefinite lived intangibles, consisting primarily of trademarks and trade names of various software products, is determined using discounted cash flow and other methodologies under an income approach associated with the underlying technologies and after consideration of other factors that may exist. During 2007, the Company recorded impairment charges totaling $4,435,000 related to trademarks and trade names for various software products.

Significant management judgment is required in determining the fair value of long-lived assets, including goodwill and other intangible assets. Any changes in the assumptions used in projecting cash flows or determining an appropriate discount rate could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

Software Development Costs—We account for development costs for software to be sold or otherwise marketed in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers and amortized on a straight-line basis over the estimated life of the software product Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. To date, the period between achieving technological feasibility, which typically occurs when the beta testing commences on a working model, and the general availability of such software to our customers has been short. As a result, software development costs qualifying for capitalization have been insignificant and have not been capitalized.

Advertising Expense—The cost of advertising is expensed as incurred. The Company incurred $813,000, $1,012,000 and $613,000 in advertising costs during the years ended December 31, 2005, 2006 and 2007, respectively, which are included in selling and marketing expenses in the consolidated statements of operations.

Royalties to Third Parties—The Company has agreements with third parties requiring the payment of royalties for sales of third party products or inclusion of such products as a component of the Company’s products. Royalties are charged to cost of software license revenue when incurred and totaled $5,905,000, $5,578,000 and $3,556,000 in 2005, 2006 and 2007, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation—For the years ended December 31, 2005, 2006 and 2007, the Company maintained stock plans covering a broad range of potential equity grants including stock options, restricted stock, performance stock, restricted stock units and stock appreciation rights.

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

Prior to January 1, 2006, the Company accounted for stock-based awards using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations. Accordingly, the Company was not required to recognize compensation expense for stock options granted. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation expense only for restricted stock and restricted stock unit awards.

Had stock-based compensation for 2005 been determined based on the estimated fair value at the grant date for all equity awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2005 would have been adjusted to the following pro forma amounts (in thousands, except per share data):

2005
Net Income, As Reported	$11,818
Add:
Stock-Based Employee Compensation Included in Reported Net Income, Net of Related Tax Effects	663
(Deduct):
Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(492)

Pro Forma Net Income	$11,989

Earnings Per Share:
Basic—As Reported	$0.38
Basic—Pro Forma	$0.39
Diluted—As Reported	$0.30
Diluted—Pro Forma	$0.27

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect on net income of recording stock-based compensation for the years ended December 31, 2006 and 2007 in accordance with SFAS No. 123(R) was as follows (in thousands, except per share data):

	2006	2007
Stock-Based Compensation Expense by Type of Award:
Employee Stock Options	$3,423	$4,527
Restricted Stock Units	2,027	3,457
Performance Stock Units	1,907	(178)

Total Stock-Based Compensation	7,357	7,806
Tax Effect on Stock-Based Compensation	(1,658)	(2,227)

Net Effect on Net Income	$5,699	$5,579

Effect on Earnings Per share:
Basic	$0.15	$0.13
Diluted	$0.13	$0.13

The tax effect on stock-based compensation was limited to the tax benefit realized after considering limitations or qualification of tax deductions, and realization of resulting deferred tax assets. Refer to Note 6—Income Taxes for additional information.

Using the Black-Scholes option-pricing model, the estimated per share weighted-average fair value of stock options granted in 2005, 2006 and 2007 was $7.69, $8.58 and $7.11, respectively. These estimated per share fair values were determined using the following weighted-average assumptions used for the periods indicated:

	2005	2006	2007
Stock Options:
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	66.0%	49.1%	48.8%
Risk-Free Interest Rate	4.04%	4.50%	4.97%
Estimated Life	5 years	6.3 years	6.1 years

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk-free interest rates are based on the U.S. Treasury yields in effect at the time of grant for periods corresponding with the expected life of the option. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the years ended December 31, 2005, 2006 and 2007, the average expected life was determined using the simplified approach described under SAB 107.

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

The Company is subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Prior to 2007, we recognized income tax liabilities with respect to uncertain tax positions based upon SFAS No. 5, “Accounting for

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies.” In 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” Under FIN 48, the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in the consolidated financial statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit, determined on a cumulative probability basis, which is more likely than not of being sustained is recognized in the consolidated financial statements. Refer to Note 6—Income Taxes.

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

Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that we consider to be of a long-term investment nature are recorded in accumulated other comprehensive income (loss) while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which we anticipate settlement in the foreseeable future are recorded in the consolidated statements of operations. The aggregate foreign currency transaction (gains) and losses included in other expense (income) on the consolidated statements of operations were $1,279,000, $(1,232,000) and $637,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Earnings (Loss) Per Share—Earnings (loss) per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock. Diluted earnings per share are computed by using the weighted-average number of common and potentially dilutive shares outstanding during each period. Potentially dilutive shares are not included in the per share calculations where their inclusion would be anti-dilutive. Refer to Note 13—Earnings (Loss) Per Share.

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

The Company has historically derived a significant portion of its net revenue from selling simulation software used in computer-aided engineering. These products are expected to continue to account for a significant portion of net revenue for the foreseeable future. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

In addition, the Company derives a significant portion of its revenue from the automotive and aerospace industries. As a result of this concentration, the Company’s business could be harmed if any one or more of these industries experienced economic difficulties.

For 2005, 2006, and 2007, the Company had no customers that accounted for 10% or more of total revenue. As of December 31, 2007, one customer accounted for more than 10% of the Company’s gross accounts receivable. As of December 31, 2006, no customer accounted for 10% or more of the Company’s gross accounts receivable. The Company does not require collateral from its customers prior to granting credit.

Self-Insurance—The Company is self-insured for certain medical claims and benefits offered to our employees in the United States. Based on analysis of the historical data and actuarial estimates, the expected ultimate cost of future claims as of December 31, 2007 was $841,000, which is reflected as an accrued liability in the accompanying consolidated balance sheets.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments—At December 31, 2006 and 2007, the Company’s financial instruments included cash and cash equivalents, trade receivables, marketable securities, accounts payable and the 8% subordinated notes payable due 2009. The carrying amount of cash and cash equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The estimated fair values of financial assets were determined based on quoted market prices at year-end. The estimated fair value of the subordinated notes payable was determined based on the present value of their future cash flows using a discount rate that approximates the Company’s current borrowing rate.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2007 are as follows (in thousands):

	2006		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Equity Investments	$14,123	$14,123	$4,953	$4,953
Pledged Securities	$—	$—
Investments Held in Supplemental Retirement Plan	$1,082	$1,082	$1,869	$1,869

Financial Liabilities:
Subordinated Notes Payable, including Current Portion	$(7,556)	$(8,270)	$(6,936)	$(7,455)

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, de-recognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods, and the transition of the accounting method upon the adoption of FIN 48. It also requires footnote and tabular disclosures about unrecognized tax benefits. FIN 48 is effective for years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective as of January 1, 2007. Refer to Note 6 – Income Taxes.

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

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company cannot determine at this time what effect the adoption of SFAS No. 141(R) will have on its future consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2010. The Company does not expect this statement to have a material impact on its future consolidated results of operations and financial condition.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impact and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on its future consolidated results and financial condition.

NOTE 2—BUSINESS ACQUISITIONS

On August 8, 2007 the Company acquired Pioneer Solutions, Inc., a provider of computational fluid dynamics technology, for $1,146,000 of which $1,008,000 was paid in cash and $138,000 in assumed liabilities. The acquisition resulted in the Company recording other intangible assets totaling $663,000, consisting primarily of developed technology, and goodwill of $623,000, including $240,000 of deferred tax liabilities. The pro forma effect of this acquisition was not material to the Company’s consolidated financial statements.

In January 2008, the Company acquired Network Analysis, Inc. See Note 16 – Subsequent Event.

NOTE 3—PROPERTY AND EQUIPMENT

As of December 31, 2006 and 2007 property and equipment, at cost consisted of the following (in thousands):

	Depreciable Lives	2006	2007
Software, Computers and Other Equipment	2-5 years	$47,318	$43,195
Leasehold Improvements	Over lease term	12,490	13,680
Furniture and Fixtures	5 years or over lease term	9,687	9,792

		69,495	66,667
Less: Accumulated Depreciation and Amortization		(50,440)	(47,767)

Property and Equipment, Net		$19,055	$18,900

Included in software, computers and other equipment are capital lease costs totaling $2,637,000 and $1,022,000, as of December 31, 2006 and 2007, respectively.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2005, 2006 and 2007 totaled $7,687,000, $6,967,000 and $7,553,000, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of our reporting units are as follows (in thousands):

	Software Segment	Services Segment	Total
Balance at January 1, 2006	$118,338	$35,385	$153,723
Purchase accounting adjustments	—	(2,034)	(2,034)

Balance at December 31, 2006	$118,338	$33,351	$151,689
Acquisition of Pioneer Solutions	623	—	623

Balance at December 30, 2007	$118,961	$33,351	$152,312

The purchase accounting adjustments in 2006 resulted primarily from the reversal of deferred tax liabilities and the release of valuation allowance established against deferred tax assets included in purchase accounting. Refer to Note 6—Income Taxes for additional information.

The Company’s indefinite lived intangibles consist primarily of acquired trademarks and trade names and totaled $26,768,000 and $19,599,000 at December 31, 2006 and 2007, respectively. During 2007, the Company partially wrote down $4,435,000 of carrying values of certain trademarks and trade names as the result of its annual impairment testing. In addition, trademarks and trade names with carrying values totaling $2,734,000 were determined to have finite lives and were reclassified to other intangible assets at December 31, 2007.

As of December 31, 2006 and 2007, other intangible assets consisted of the following (in thousands):

	Estimated Useful Life	2006	2007
Developed Technology	5-10 years	$50,301	$50,807
Customer Lists	5-15 years	7,612	7,755
Trademarks and Trade Names	3-5 years	—	2,747

		57,913	61,309
Less Accumulated Amortization		(32,001)	(37,909)

Other Intangible Assets, Net		$25,912	$23,400

Estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2008	$6,526
2009	$5,219
2010	$4,466
2011	$4,466
2012	$2,105
Thereafter	$618

NOTE 5—RESTRUCTURING RESERVE

On January 17, 2007, the Company implemented a cost reduction program that included a 7% reduction of its workforce, and facility closings and consolidations in the United States. The cost reduction program was deemed necessary to better align the Company’s global operating costs with its new enterprise sales strategy in an effort to improve operating profit.

As a result, the Company recorded restructuring charges totaling $7,357,000. This amount included $3,697,000 for vacated facilities, which consists of the estimated net present value of remaining lease obligations for the vacated space

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaling $11,397,000, less the estimated future sublease income of approximately $7,780,000, plus $80,000 of expected sublease income that was not recognized during the period ended March 31, 2007. Since March 31, 2007, the Company has recorded additional restructuring charges of $1,531,000, net, including $1,085,000 of expected sublease income that was not recognized through December 31, 2007. Similar charges related to sublease income will be recorded in future periods to the extent the Company does not enter into sublease arrangements.

In addition, the Company wrote off deferred rent obligations related to the vacated facilities totaling $366,000 and credited the restructuring charge.

On a quarterly basis, the Company will review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, which may result in adjustments to established reserves.

The following is the activity in the restructuring reserve during the year ended December 31, 2007 (in thousands):

	Workforce Reductions	Facilities	Total Restucturing Reserve
Balance at January 1, 2007	$—	$—	$—
Restructuring Charges, net of Adjustments	3,727	3,996	7,723
Sublease Income	—	1,165	1,165
Cash Payments	(3,699)	(1,512)	(5,211)
Effects From Changes in Foreign Currency Rates	58	30	88

Balance at December 31, 2007	$86	$3,679	$3,765

Current	$86	$664	$750

Long-Term	$—	$3,015	$3,015

The current portion of the reserve is reported separately while the long-term portion of the reserve is reported in other long-term liabilities in the accompanying consolidated balance sheets. Such long-term liabilities represent contractual lease obligations extending through 2013.

NOTE 6—INCOME TAXES

The provision (benefit) for taxes based on income from continuing operations for the years ended December 31, 2005, 2006, and 2007 consists of the following (in thousands):

	2005	2006	2007
Current:
Federal	$—	$745	$—
State	216	(83)	137
Foreign	7,327	1,850	931

Current Provision	7,543	2,512	1,068

Deferred:
Federal	—	(7,554)	(1,510)
State	—	(5,351)	(1,337)
Foreign	6,274	3,462	3,275

Deferred Provision (Benefit)	6,274	(9,443)	428

Provision (Benefit) For Income Taxes	$13,817	$(6,931)	$1,496

The foreign tax provision for 2005, 2006 and 2007 includes withholding taxes of approximately $618,000, $623,000, and $974,000, respectively, assessed against the Company by foreign tax authorities on amounts remitted to the United States.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 and 2007 are as follows (in thousands):

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2007
Deferred Tax Assets:
Deferred Revenue	$12,554	$8,577
Stock Based Compensation	1,693	2,224
Business Credits	9,858	11,465
Capitalized Research and Development	4,027	3,528
Depreciation	978	568
Net Operating Losses	7,592	10,156
Accrued Expenses Not Yet Deductible for Tax	6,029	4,945
Restructuring Reserve	177	493
Allowance for Doubtful Accounts	302	470
Other	1,194	257

Total Deferred Tax Assets	44,404	42,683
Valuation Allowance	—	(288)

Total Deferred Tax Assets, Net	44,404	42,395

Deferred Tax Liabilities:
Intangible Assets	17,069	14,415
Unrealized Gain on Investment	5,211	1,890
State and Local Taxes	1,608	2,263

Total Deferred Tax Liabilities	23,888	18,568

Net Deferred Tax Assets	$20,516	$23,827

The balance sheet presentation of the net deferred tax assets as of December 31, 2006 and 2007 is as follows (in thousands):

	2006	2007
Current Deferred Tax Assets, Net	$15,727	$10,064
Long-Term Deferred Tax Assets, Net	4,789	13,763

Net Deferred Tax Assets	$20,516	$23,827

In assessing the ability to realize deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The Company considers taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. Based on the Company’s history of cumulative income, management believes it is “more likely than not” that the Company will realize the benefit of the all of its deferred tax assets existing as of the taxable year ended December 31, 2007, except for $288,000 of its net foreign deferred tax assets. Accordingly, the Company established a valuation allowance of $288,000 at December 31, 2007 against its deferred tax assets. Although the Company believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income, it can not guarantee that the Company will generate such earnings in future years. If and when the Company releases its valuation allowance, the entire amount released will reduce income tax expense.

At December 31, 2007, deferred tax assets exclude $2,623,000 of net operating losses (“NOLs”) pertaining to tax deductions from stock-based compensation. As these unrecognized benefits are realized, the Company will increase additional paid-in-capital and decrease income taxes payable.

The Company uses the with-or-without method under SFAS 123(R) to determine when it will realize excess tax benefits from stock-based compensation. Under this method, the Company will realize excess tax benefits only after it realizes the tax benefits of NOL’s from operations.

At December 31, 2007, the Company had federal, state, and foreign NOLs, including those associated with excess tax benefits from stock-based compensation, totaling $22,600,000, $8,859,000 and $13,837,000, respectively. Federal NOLs begin to expire in 2026 and state NOLs begin to expire in 2016. Approximately $8,020,000 of the foreign NOLs begin to expire in years 2009 through 2014; the remaining $5,817,000 of foreign NOLs carry forward indefinitely until used.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the Company had federal, state, and foreign income tax credit carry forwards of approximately $4,621,000, $6,114,000, and $730,000, respectively. Federal income tax credits will expire at various dates from 2018 through 2027; state income tax credits have no expiration date; and foreign income tax credits expire at various dates from 2009 through 2017.

The following table reconciles the U.S. federal statutory tax rate to the combined effective tax rate for years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
Income Tax Provision (Benefit) For Income From Continuing Operations @ 35%	$9,002	$2,244	$(387)
Increase (Decrease) Related To:
State Income Taxes, Net of Federal Benefits	140	(3,486)	(231)
Federal and State Research and Development Tax Credits	(440)	(305)	(390)
Extraterritorial Income Exclusion	(52)	—	(261)
Tax Gain in Excess of Book Gain on Sale of Subsidiary Stock	—	2,606	—
Non-Deductible Stock Based Compensation	—	1,376	1,577
Foreign Tax Rate Variance	3,224	(155)	2,203
Un-repatriated Foreign Earnings	(2,728)	—	—
Change in Valuation Allowance	4,392	(8,050)	288
Uncertain Tax Positions	—	(1,594)	(1,521)
Other, Net	279	433	218

Income Tax Provision (Benefit) For Income From Continuing Operations	$13,817	$(6,931)	$1,496

The Company has provided for no U.S. federal or state liability on approximately $29 million of undistributed foreign earnings at December 31, 2007. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. income tax liability.

The following table depicts the Company’s foreign and domestic operations realized combined income (loss) from continuing operations before taxes, including intercompany charges that eliminate in consolidation for the years ended December 31, 2005, 2006, and 2007 (in thousands):

	2005	2006	2007
Foreign	$29,579	$20,028	$9,359
Domestic	(3,861)	(13,618)	(10,466)

	$25,718	$6,410	$(1,107)

On January 1, 2007 the Company adopted the provisions of FIN 48. As a result, the Company increased its deferred tax assets by $926,000, increased its liability for unrecognized income tax benefits by $7,505,000, decreased its current income tax liability by $5,986,000 and decreased its retained earnings by $593,000.

Unrecognized tax benefits at December 31, 2007 relate to various U.S. and foreign jurisdictions. The following table summarizes the activity related to Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$17,975
Gross Increases Related to Tax Positions in Prior Years	1,349
Gross Increases Related to Tax Positions in Current Year	1,249
Gross Decreases Related to Settlements With Tax Authorities	(861)
Gross Decreases Related to the Lapse of the Statute of Limitations	(3,201)

Balance at December 31, 2007	$16,511

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the Company had unrecognized tax benefits of $16,511,000. Of that amount, $15,980,000, if recognized, would reduce the annual effective tax rate, but $10,745,000 of which might require a valuation allowance against the related deferred tax asset. However, any valuation allowance set up upon recognition of these unrecognized tax benefits would have no impact on the annual effective tax rate.

During the fiscal year 2007, the Company released liabilities for interest of $373,000 (net of additions of $68,000 and income tax expense of $290,000), and released liabilities for potential penalties of $6,000 related to unrecognized tax benefits. At December 31, 2007, the Company had a recorded liability for potential penalties and interest of $33,000 and $371,000, respectively. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to income taxation in the U.S., various states, and foreign countries, the most material of which are Germany and Japan. The tax returns filed in these jurisdictions for tax years after 2003 are subject to audit. The Company’s California income tax returns for the years ended December 31, 2004 and December 31, 2005, and the returns of its Japanese subsidiary for the year ended December 31, 2005 and 2006, are under audit. The Company believes it has adequately reserved for any adjustments expected from these audits.

NOTE 7—LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2006 and 2007, the Company’s long-term debt consisted of subordinated notes payable that were issued in connection with an acquisition in 1999 at an aggregate principal amount of $14,236,000. The subordinated notes payable were recorded at their estimated fair value at the time of issuance, net of a discount of $2,596,000. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The unamortized discount is being amortized to interest expense using the effective-interest method over the term of the notes payable and totaled $444,000 and $264,000 at December 31, 2006 and 2007, respectively. In June 2007, the Company repaid $800,000 of principal and will repay another installment of $720,000 in June 2008. The remaining principal balance of $6,480,000 is due in June 2009.

Senior Subordinated Convertible Notes

In May 2003, the Company sold $100,000,000 of 2 1/2% Senior Subordinated Convertible Notes (the “Notes”) in a private offering. The Convertible Notes were offered to investors at 100% of their principal amount. The Company incurred approximately $3,750,000 of debt issuance costs, which are being amortized over the five year term of the Convertible Notes.

In June 2006, the Company completed the redemption of all Convertible Notes at a redemption price of 100% of principal outstanding, plus accrued interest. Holders of the Notes converted their Notes to shares of the Company’s common stock, at a conversion rate of 117.4398 shares of common stock per $1,000 principal amount of the Notes.

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

The Company has capital lease obligations covering primarily computer equipment. As of December 31, 2006 and 2007, such obligations totaled $869,000 and $331,000, of which $618,000 and $184,000, respectively, are included in other accrued liabilities based on their maturities. The remaining long-term portion is included in other long-term liabilities.

The maturities of the Company’s debt and capital lease obligations are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases
2008	720	184
2009	6,480	147

	$7,200	$331

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—SEGMENT INFORMATION

The Company applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to determine its operating segments. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by key decision makers in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. The Company currently operates in two operating segments—software and services, as determined under SFAS No. 131.

The Company’s senior management reviews financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenue and gross profit for each segment. The Company does not allocate research and development, selling, or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. The Company’s senior management does not review assets by operating segment. Consequently, such information is not provided herein. Maintenance and services revenue is derived from software upgrades, technical support, consulting and training. The revenue and gross margins attributable to these segments for the years ended December 31, 2005, 2006 and 2007 are included in the following table (in thousands):

	2005	2006	2007
Revenue:
Software	$144,034	$111,231	$94,681
Maintenance	107,493	115,099	$125,529
Services	44,110	33,356	$26,441

	$295,637	$259,686	$246,651

Gross Profit:
Software	$127,333	$98,294	$84,330
Maintenance and Services	97,660	103,293	116,070

	$224,993	$201,587	$200,400

International operations consist primarily of foreign sales offices selling software developed in the United States and related services provided locally. Revenue is attributed to the country in which the customer is located. No customer accounted for 10% or more of total consolidated revenue. The following tables summarize by geographic location consolidated revenue of the Company’s operations for the years ended December 31, 2005, 2006 and 2007 and identifiable assets at December 31, 2006 and 2007 (in thousands):

	2005	2006	2007
Revenue:
The Americas (1)	$87,615	$75,747	$75,283
Europe	114,712	103,447	95,889
Asia Pacific (2)	93,310	80,492	75,479

Total Revenue	$295,637	$259,686	$246,651

Identifiable Assets:
The Americas (1)		$336,871	$348,518
Europe		65,723	61,139
Asia Pacific (2)		56,244	57,488

Total Identifiable Assets		$458,838	$467,145

(1)	Substantially the United States
(2)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $36,200,000 and $46,038,000 as of December 31, 2006 and 2007, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $5,696,000 and $5,885,000 as of December 31, 2006 and 2007 respectively. The revenue and net assets of discontinued operations are not included in the above. Refer to Note 14 – Discontinued Operations. The income (loss) before taxes of the Company’s foreign subsidiaries is reported in Note 6—Income Taxes.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—PENSIONS AND OTHER EMPLOYEE BENEFITS

Defined Benefit Pension Plans

The Company has defined benefit plans (the “Plans”) covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. The Plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The Plans do not provide continuing salary or benefits upon retirement. As of December 31, 2006 and 2007, there were 184 and 166 active participants, respectively. During the years ended December 31 2006 and 2007, the Company recognized expense of $973,000 and $1,433,000, respectively.

The Company uses a December 31 measurement date for all of its pension plans. The fair value of plan assets is determined by market value. The Company made contributions to the Plans totaling $472,000 in 2007 and expects to contribute approximately $556,000 to the Plans in 2008, but such amount is subject to change.

In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to: a) recognize the funded status of a benefit plan; b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers Accounting for Pensions”, or No 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year ended statement of financial position; and d) disclose in the notes to financial statement additional information about certain effects on the net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

Information on benefit obligations, funded status and plan assets as of and for the years ended December 31, 2006 and 2007 is as follows (in thousands):

	2006	2007
Change in Benefit Obligations
Benefit Obligation at Beginning of Year	$8,584	$10,298
Service Cost	989	1,003
Interest Cost	361	436
Actuarial (Gain) Loss	706	(2,420)
Benefits and Expenses Paid	(72)	(320)
Curtailment	(17)	—
Settlement	(872)	(256)
Impact of Foreign Currency Changes	619	772

Benefit Obligation at End of Year	$10,298	$9,513

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$961	$1,295
Actual Return on Plan Assets	2	12
Employer Contributions	396	451
Benefits and Expenses Paid	(39)	(290)
Impact of Foreign Currency Changes	(25)	86

Fair Value of Plan Assets at End of Year	$1,295	$1,554

Funded Status	$(9,003)	$(7,959)

Amounts Recognized in Consolidated Balance Sheet
Non Current Assets	$—	$—
Current Liabilities	(590)	(223)
Non Current Liabilities	(8,413)	(7,736)

Net Amount Recognized	$(9,003)	$(7,959)

Items Not Yet Recognized as Component of Net Periodic Pension Cost and Included in Accumulated Other Comprehensive Income
Transition Asset Obligation	$(48)	$(43)
Prior Service Credit (Cost)	—	—
Net Gain (Loss)	(1,757)	587

Accumulated Other Comprehensive Income	(1,805)	544
Excess Cumulative Employer Contribution	(7,198)	(8,503)

Net Amount Recognized	$(9,003)	$(7,959)

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2007
Pensions with Accumulated Benefit Obligation in Excess
Projected Benefit Obligation	$10,298	$9,513
Accumulated Benefit Obligation	$7,096	$7,132
Fair Value of Plan Assets	$1,295	$1,554

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Service Cost	$985	$1,003
Interest Cost	361	436
Expected Return on Plan Assets	(8)	(11)
Amortization of Transition Asset	5	5
Amortization of Net Loss	—	126
Recognized Actuarial Gain	(36)	(17)

Net Periodic Benefit Cost	1,307	1,542
Amount of Curtailment Gain	(17)	—
Settlement Gain	(317)	(109)

Total Net Periodic Benefit Cost	$973	$1,433

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net Gain	$—	$(2,421)
Prior Service Credit	—	(5)

Total Recognized in Other Comprehensive Income	$—	$(2,426)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$973	$(993)

Weighted-Average Assumptions
Benefit Obligation Determination
Discount Rate	4.38%	4.71%
Rate of Compensation Increase	3.91%	3.23%
Net Periodic Benefit Cost
Discount Rate	3.99%	3.16%
Expected Long-Term Return on Plan Assets	1.50%	1.43%
Rate of Compensation Increase	3.83%	3.22%

The Company has plan assets in only one of its pension plans. These plan assets are invested solely in a general account with an insurance company, which is an investment vehicle that complies with pension fund requirements of the corresponding country. The insurance company manages the funds invested and guarantees a minimum return of 0.75% per annum. The minimum rate of return may be revised and dividends may also be declared on funds invested in this general account based on current economic conditions and investment performance. Investment in this general account bears minimal risk as the rate of return is fixed and the insurance company bears risk of loss on the investment of funds that it manages. The Company does not currently have specific investment policies or an investment committee in place to oversee the investment of its pension fund.

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

2008	303
2009	148
2010	238
2011	348
2012	295
2013 through 2016	1,908

$3,240

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Savings Plan

The Company contributes an amount to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service with the Company. For the years ended December 31, 2005, 2006, and 2007, contributions charged to expense in connection with this plan were $2,780,000, $2,728,000 and $2,473,000, respectively. The plan has a 401(k) feature to permit voluntary employee contributions, which does not affect the Company’s expenses. The Company’s contribution vests over a three year period.

Non-Qualified Supplemental Retirement Plan

In 1995, the Company adopted a non-qualified supplemental retirement plan covering certain key employees who have completed a specified term of service with the Company. For the years ended December 31, 2005, 2006 and 2007, contributions charged to expense in connection with this plan were $101,000, $209,000 and $120,000, respectively. As of December 31, 2006 and 2007, the fair value of plan assets and obligations was $1,082,000 and $1,869,000, respectively, and are classified in other assets and other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 10—STOCK COMPENSATION

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

The following table summarizes the stock-based compensation expense recognized by type of equity award during 2005, 2006 and 2007 (amounts in thousands):

	2005	2006	2007
Stock Options	$—	$3,423	$4,527
Restricted Stock	290	—	—
Restricted Stock Unit Awards	1,142	2,027	3,457
Performance Stock Unit Awards	—	1,907	(178)

	$1,432	$7,357	$7,806

In addition, the Company modified the stock options of three departing executives in 2005 and modified the stock options of one departing executive in 2007 to extend the life of their options. The 2005 modifications were valued using the intrinsic value method pursuant to APB Opinion No. 25 and FIN 44 and the 2007 modification was determined using the Black-Scholes valuation model in accordance with SFAS No. 123(R). The Company recorded non-cash charges of $3,107,000 in 2005 and $674,000 in 2007 as a result of these modifications, which are included in general and administrative expenses in the accompanying consolidated statement of operations.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of restricted stock and restricted stock unit awards were determined based on the Company’s stock price as of the measurement date.

SAB 107 requires that stock-based compensation be classified in the same expense captions as cash compensation. The following table presents stock-based compensation expense for the years ended December 31, 2005, 2006 and 2007, respectively (amounts in thousands):

	2005	2006	2007
Cost of Revenue	$—	$215	$450
Research and Development	—	290	938
Selling and Marketing	—	1,935	2,743
General and Administrative	1,432	4,917	3,675

Stock-Based Compensation Expense Before Taxes	1,432	7,357	7,806
Income Tax Benefit	(769)	(1,658)	(2,227)

Stock-Based Compensation Expense After Taxes	$663	$5,699	$5,579

When applicable, the Company included all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows prior to the adoption of SFAS 123(R). SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company follows the alternative transition method discussed in FSP SFAS 123(R)-3. There was no material impact to the Company’s financial statements upon adoption of the alternative transition method in 2006. The Company had no excess tax benefits during 2007 compared to $1,341,000 recorded during 2006.

Stock Options

The Company grants stock options for a fixed number of shares to key employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. Options are exercisable up to ten years from the date of grant, subject to transfer restrictions and vesting provisions outlined at the grant date. Generally, options vest ratably in four annual installments for employees and on the first anniversary following the grant date for non-employee directors. The stock plans and plan agreements provide that vesting may be accelerated in certain events related to changes in control of the Company. Similarly, the stock plans provide that the Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options. No amendment or cancellation and re-grant, subject to permitted adjustments, shall reduce the per share exercise price to a price less than 100% of the fair market value of the Company’s common stock on the option date of the initial option.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all the stock option plans for the years ended December 31, 2005, 2006 and 2007 is as follows:

	Options	Option Price Per Share			Weighted- Average Exercise Price
Outstanding at January 1, 2005	6,370,599	$0.10	to	$27.50	$11.40

Granted	584,000	$10.27	to	$16.70	$13.14
Exercised	(71,225)	$4.68	to	$11.40	$9.32
Canceled	(1,502,555)	$4.68	to	$27.50	$14.83

Outstanding at December 31, 2005	5,380,819	$0.10	to	$27.50	$10.66

Granted	1,299,000	$12.92	to	$19.15	$13.01
Exercised	(1,287,830)	$—	to	$15.98	$7.46
Canceled	(731,644)	$0.10	to	$27.50	$12.63

Outstanding at December 31, 2006	4,660,345	$0.10	to	$27.50	$11.87

Granted	2,052,630	$11.74	to	$15.54	$13.26
Exercised	(678,315)	$0.10	to	$14.00	$9.66
Canceled	(446,403)	$4.68	to	$27.50	$15.56

Outstanding at December 31, 2007	5,588,257	$0.10	to	$20.00	$12.35

Under the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2006 and 2007 was $8.58 and $7.11, respectively. The aggregate intrinsic values of options outstanding at December 31, 2006 and 2007 were $15,671,000 and $8,804,000, respectively, which is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 4,002,000 shares and 3,147,000 shares that had exercise prices lower than $15.23 and $12.99, the market price of our common stock at December 31, 2006 and 2007, respectively. The aggregate intrinsic values of options exercised during 2006 and 2007 were $5,946,000 and $2,869,000, respectively, determined as of the date of exercise. Cash proceeds from the exercise of stock options in 2005, 2006 and 2007 totaled $1,244,000, $9,513,000 and $6,598,000, respectively. The aggregate intrinsic value of options exercisable at December 31, 2007 was $7,536,000.

At December 31, 2007, the number of options outstanding and exercisable under the stock plans, by range of exercise prices, was as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Life (Years)	Options Exercisable		Weighted- Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price		Number of Options	Weighted- Average Exercise Price
$ 0.10 to $ 0.15	23,983	$0.10	3.6	23,983	$0.10	3.6
$ 4.68 to $ 7.02	315,776	$5.82	3.4	315,776	$5.82	3.4
$ 7.10 to $10.65	1,268,828	$9.12	4.9	1,228,203	$9.12	4.9
$10.70 to $16.05	3,621,170	$13.50	7.6	1,291,425	$13.90	4.8
$16.23 to $24.35	358,500	$18.73	5.7	209,541	$18.90	4.0

Total	5,588,257	$12.35	6.6	3,068,928	$11.39	4.6

The number of options vested or expected to vest at December 31, 2007 was 5,380,000, with a weighted average exercise price of $11.90, a weighted-average remaining contractual life of 6.5 years and an aggregate intrinsic value of $8,054,000.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, 2006 and 2007, the number of options exercisable, the per-share weighted-average exercise prices of the stock options exercisable and the number of options available for future grant under all of the stock plans were as follows:

	Options Exercisable
	Number of Options	Weighted Average Exercise Price	Options Available for Future Grants
December 31, 2005	4,628,276	$10.44	943,222
December 31, 2006	3,260,095	$11.28	6,677,941
December 31, 2007	3,068,928	$11.39	4,916,071

Restricted Stock, Restricted Stock Unit and Performance Stock Unit Awards

The Company grants time-based and performance-based restricted stock units to selected employees pursuant to the 2006 Plan. The time-based restricted stock units vest ratably over the requisite service periods. The performance-based restricted stock units vest equally over the requisite service periods upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. The award agreements for restricted stock units generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards are based on the fair market value of the Company’s common stock at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the annual performance criteria. During the years ended December 31, 2006 and 2007, the Company recognized stock compensation expense of $720,000 and $3,335,000, respectively, related to these restricted stock units. The cumulative unrecognized compensation cost related to the performance-based restricted stock units was $1,798,000 as of December 31, 2007.

The fair value of restricted stock unit awards is determined based on the Company’s stock price as of the measurement date, which is the date of grant. As of December 31, 2006 and 2007, deferred compensation cost related to the restricted stock unit awards totaled $11,590,000 and $11,527,000, which had weighted average remaining contractual lives of 2.8 years and 1.8 years, respectively.

During 2005, in connection with the employment of certain executive officers, the Company granted the right to purchase in aggregate 225,000 shares of restricted common stock, of which 50,000 shares were granted at the fair value of the shares at the date of grant, 50,000 were granted at $10.00 per share, which was less than the then fair market value of $11.56 per share, 25,000 were granted at $7.00 per share, which was less than the then fair market value of $11.40 per share, and 100,000 were granted at $11.00 per share, which was less than the then fair market value of $14.30 per share. One executive officer exercised his right to purchase 50,000 restricted shares of common stock and paid the Company $587,000, while another executive officer exercised his right to purchase 25,000 restricted shares of common stock and paid the Company $175,000. In addition, upon the purchase of the restricted shares, these executive officers received in aggregate 239,000 restricted stock unit awards which vest over four years. During 2005, 2006 and 2007, the Company recognized stock-based compensation charges totaling $1,432,000, $1,307,000 and $122,000, respectively, related to these transactions.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of restricted stock and restricted stock unit awards activity for the years ended December 31, 2005, 2006 and 2007:

	Restricted Stock Unit Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2005	—	$0.00	25,000	$8.71
Granted	239,000	$11.68	225,000	$12.80
Vested	(9,750)	$11.40	—
Exercised	—		(75,000)	$11.62
Forfeited	—		(175,000)	$13.10

Nonvested as of December 31, 2005	229,250	$11.69	—	$0.00
Granted	1,091,310	$13.50	—	$0.00
Vested	(9,750)	$11.40	—	$0.00

Nonvested as of December 31, 2006	1,310,810	$12.43	—	$0.00
Granted	335,500	$14.08	—	$0.00
Vested	(408,699)	$11.73	—	$0.00
Forfeited	(210,387)	$13.31	—	$0.00

Nonvested as of December 30, 2007	1,027,224	$14.05	—	$0.00

During 2005 and 2006, in connection with the employment of executive officers and other key employees, the Company granted performance stock unit awards that vest and are payable in shares if the per share price of the Company’s common stock exceeds a pre-established per share price for thirty consecutive trading days on a national stock exchange within two years from the date of grant. On September 5, 2006, the Company’s common stock began trading on the NASDAQ stock exchange thus satisfying the performance condition on its performance stock unit awards pursuant to FAS 123(R). As a result, the Company recognized $1,907,000 in stock-based compensation expense, representing the vested portion of the estimated fair value through December 31, 2006. The pre-established share price is determined based on the price of common stock at the date of grant. The fair value of performance stock unit awards granted was estimated using the Monte Carlo simulation valuation model. As of December 31, 2007 all compensation cost related to these performance stock unit awards has been recognized over the expected vesting period, although adjustments have been recorded during the year ended December 31, 2007 and may be recorded in 2008 for forfeitures of unvested shares.

The following table presents a summary of performance stock unit activity during the years ended December 31, 2005, 2006 and 2007:

	Awards	Target Price
Outstanding as of December 31, 2004	—	—
Granted	395,000	$15.00 - $23.50

Outstanding as of December 31, 2005	395,000	$15.00 - $23.50

Granted	25,000	$25.00
Forfeited	(15,000)	$17.00

Outstanding as of December 31, 2006	405,000	$15.00 - $25.00
Vested / Issued	(100,000)	$15.00
Canceled	(225,000)	$17.00 - $23.50
Forfeited	(55,000)	$17.00 - $23.50

Outstanding as of December 31, 2007	25,000	$15.00 - $25.00

During the year ended December 31, 2005, pursuant to the 2000 Executive Cash or Stock Bonus Plan, the Company issued a total of 14,700 shares of its common stock to certain of its officers which was earned in 2004. Bonuses earned in 2005 and 2006 were payable in cash and therefore no stock-based compensation was recognized in 2005 and 2006. No stock award has been issued under this plan subsequent to 2005.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Articles of Incorporation authorized 10,000,000 shares of undesignated preferred stock, which may be issued in more than one series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges or restrictions granted to or imposed upon any un-issued series of preferred stock. As of December 2006 and 2007, no preferred shares were issued or outstanding.

Common Stock Repurchase Program

On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock, which expired on November 7, 2007. During 2006 and 2007, the Company purchased 183,400 shares and 80,100 shares for $2,581,000 and $1,120,000, respectively. Such amounts have been recorded in treasury stock in the accompanying consolidated balance sheet.

In addition, during 2006 and 2007 the Company withheld 3,486 shares and 176,192 shares of restricted stock as settlement of income taxes paid by the Company on behalf of employees totaling $47,000 and $2,432,000, respectively. Such amounts have been recorded in treasury stock in the accompanying consolidated balance sheet.

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under various lease agreements, which require the following minimum annual commitments (in thousands):

Years Ending December 31,
2008	15,687
2009	12,739
2010	8,392
2011	5,830
2012	5,774
Thereafter	4,489

$52,911

For the years ended December 31, 2005, 2006 and 2007, the cost for various facilities and equipment under operating leases was $16,615,000, $16,910,000 and $17,034,000, respectively. Although the above table reflects the company’s obligation on leases until the end of its term, management expects that, in the normal course of business, most leases will be renewed or replaced by others.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company subleases all or part of some of its facilities to third parties. In 2005, 2006 and 2007, we recognized sublease income of $1,129,000, $2,111,000 and $1,785,000, respectively, which is included in our general and administrative expenses. Annual minimum rental commitments on these subleases are as follows (in thousands):

Years Ending December 31,
2008	2,186
2009	1,807
2010	789
2011	—
2012	—
Thereafter	—

$4,782

Litigation

We are subject to and have initiated various claims and legal proceedings that arise in the ordinary course of our business. We are vigorously defending claims brought against the Company, and believe that the Company has adequately reserved for potential costs that may result from these matters, which are not considered material at December 31, 2007. Further, we are vigorously prosecuting actions brought by the Company. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company is periodically audited by various taxing authorities in the United States of America and in other countries in which the Company does business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated balance sheet, statements of operations or liquidity.

Indemnifications

The Company indemnifies its software customers against claims that software or documentation licensed from the Company infringes upon a copyright, patent or the proprietary rights of others. In the event of such a claim, the Company indemnifies its customer from such claim and agrees to obtain the rights for continued use of the software for the customer, to replace or modify the software or documentation to avoid such claim or to provide a credit to the customer for the unused portion of the software license. Due to the nature of this indemnification and the various options in which the Company can satisfy the indemnification, it is not possible to calculate the maximum potential amount of future payments that may be required.

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

In connection with the issuance of the Convertible Notes, the Company agreed to indemnify the initial purchasers of the Convertible Notes against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the initial purchasers may be required to make in respect of those liabilities. The Company believes the estimated fair value of this indemnification is minimal. Accordingly, there are no liabilities recorded for these types of liabilities as of December 31, 2005, 2006 and 2007.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2005, 2006 and 2007.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance Compensation Agreements

As of December 31, 2007, the Company had entered into Severance Compensation Agreements with twenty-four employees. These Agreements, subject to annual review by the Company’s Board of Directors, are automatically extended in one year increments unless canceled by the Company 60 days prior to the end of the calendar year. These Agreements provide for specified benefits in the event of a change in control, as defined in the Agreements. Mr. Weyand also has a change in control provision in his employment contract. For Messrs. Weyand, Wienkoop, Mongelluzzo and Auriemma these agreements provide 2.5 times annual salary and bonus in the event of termination by the Company for other than Cause (as defined) or by the executive for other then Good Reason (as defined) within two years following a Change in Control (as defined). In addition, these individuals would receive a “gross-up-payment” for any excise tax imposed by Section 4999 of the Internal Revenue Code. Four other executives are covered by a similar agreement but would be entitled to a 2.0 multiple. One of the four executives would receive a “gross-up-payment” while the other three are not subject to a gross–up-payment. As of December 31, 2007 sixteen other employees were subject to a similar agreement but would be entitled to a 1.0 multiple and also are not subject to a gross-up-payment. Two of these employees have since left the Company. The agreements also provide for additional benefits including continued health care benefits. In accordance with his Employment Agreement Mr. Weyand would be entitled to one times his annual salary if terminated for other then cause (irrespective of a change in control).

NOTE 13—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2005, 2006 and 2007 (in thousands, except per share data):

Numerator:	2005	2006	2007
Numerator for Basic Earnings Per Share—Income (Loss) from Continuing Operations	$11,901	$13,341	$(2,603)
Effect of Dilutive Securities:
Interest Expense on Convertible Debentures	1,577	875	—

Numerator for Diluted Earnings Per Share—Income (Loss) from Continuing Operations	13,478	14,216	(2,603)
Income (Loss) from Discontinued Operations	(83)	461	1,042

Numerator for Diluted Earnings Per Share—Net Income (Loss)	$13,395	$14,677	$(1,561)

Denominator:	2005	2006	2007
Denominator for Basic Earnings (Loss) Per Share—Weighted-Average Shares Outstanding	30,835	38,205	44,164
Effect of Dilutive Securities:
Employee Stock Options, Restricted Stock Units, Stock Purchase Plan and Common Stock Warrants	1,657	2,473	—
Convertible Debentures	11,744	4,735	—

Dilutive Potential Common Shares	13,401	7,208	—

Denominator for Diluted Earnings (Loss) per Share	44,236	45,413	44,164

Basic Earnings Per Share From Continuing Operations	$0.39	$0.35	$(0.06)
Diluted Earnings Per Share From Continuing Operations	$0.30	$0.31	$(0.06)
Basic and Diluted Earnings Per Share From Discontinued Operations	$—	$0.01	$0.02
Basic Earnings Per Share	$0.38	$0.36	$(0.04)
Diluted Earnings Per Share	$0.30	$0.32	$(0.04)

For additional disclosures regarding the subordinated convertible notes, employee stock options, common stock warrants and the employee stock purchase plan, refer to Note 7—Long-Term Debt and Note 10—Stock Compensation.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the common stock equivalents that were outstanding as of December 31, 2005, 2006 and 2007, but were not included in the computation of diluted earnings (loss) per share because the common stock equivalents’ exercise price was greater than the average market price of the common shares for the period presented and, therefore, the effect would be anti-dilutive, or the effect of the conversion would otherwise be anti-dilutive:

	Number of Shares	Price Per Share
Anti-Dilutive Stock Options:
As of December 31, 2005	611,000	$15.85	to	$27.50
As of December 31, 2006	351,658	$15.38	to	$27.50
As of December 31, 2007	1,313,391	$13.00	to	$20.00

NOTE 14—DISCONTINUED OPERATIONS AND SALE OF LONG-LIVED ASSETS

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

The results of the discontinued operations of ESTECH included in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2006 were as follows (in thousands):

	2005	2006
Net Revenue	$9,120	$2,064
Less Cost of Revenue and Operating Expenses	7,117	1,311

Operating Income	2,003	753
Other Expenses (Income)	13	(11)

Income Before Provision for Income Taxes	1,990	764
Provision for Income Taxes	(963)	(328)

Income from Discontinued Operations	1,027	436
Income (Loss) from Disposal of Discontinued Operations, net of Income Taxes	(1,110)	25

Total Income (Loss) from Discontinued Operations	$(83)	$461

There were no assets or liabilities of ESTECH included in the consolidated balance sheets as of December 31, 2006 and 2007.

Systems Business

In 2003, the Company discontinued its Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of December 31, 2006 and 2007, the restructuring reserve totaled $479,000 and $149,000 respectively, relates to remaining lease obligations that will terminate in 2010.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the activity in the restructuring reserve related to discontinued operations of the Systems business during 2005, 2006 and 2007 (in thousands):

Facilities
Balance at January 1, 2005	838
Reclass to Restructuring Reserve—Continuing Operations	(69)
Cash Payments	(97)

Balance at December 31, 2005	672
Cash Payments	(168)
Adjustment	(25)

Balance at December 31, 2006	479
Cash Payments	(54)
Adjustment	(276)

Balance at December 31, 2007	$149

Current	$60

Long Term	$89

The adjustment of $276,000 in 2007 represents a reversal of the restructuring reserve related to a facility that was reoccupied by the Company in January 2007. Accordingly, such amount, net of tax is reflected in the results of discontinued operations in the accompanying consolidated statements of operations.

Accrued liabilities of $1,383,000 for a contractual claim related to the Systems business recorded as of December 31, 2006 were reversed in June 2007 pursuant to the statute of limitation applicable to such potential claim. Accordingly, such amount, net of tax is reflected in the results of discontinued operations in the accompanying consolidated statements of operations

PLM Assets

In March and October 2006, the Company completed the sales of certain assets related to its PLM business in North America and Europe, respectively, and recorded an aggregate pre-tax gain of approximately $4,640,000, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The PLM business primarily included reselling PLM software, including CATIA, ENOVIA, and SMARTEAM software and providing implementation services to efficiently and effectively deploy such software.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 (in thousands, except per share data).

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Software	$23,003	$22,982	$19,874	$28,822
Maintenance	28,782	31,858	31,632	33,257
Services	5,864	5,898	5,681	8,998

Total Revenue	57,649	60,738	57,187	71,077

Cost of Revenue:
Software	3,092	2,427	2,173	2,659
Maintenance and Services	8,555	8,586	8,281	10,478

Total Cost of Revenue	11,647	11,013	10,454	13,137

Gross Profit	46,002	49,725	46,733	57,940

Operating Expenses:
Research and Development	13,205	11,897	12,428	13,579
Selling and Marketing	20,237	19,183	20,242	25,132
General and Administrative	18,673	13,951	12,670	15,525
Amortization of Intangibles	175	170	177	176
Restructuring Charges	7,097	229	754	442
Impairment Charge	—	464	55	4,259

Total Operating Expenses	59,387	45,894	46,326	59,113

Operating Income (Loss)	(13,385)	3,831	407	(1,173)

Other Expense (Income):
Interest Expense	281	292	300	282
Other Expense (Income), Net	(1,074)	444	(1,834)	(7,904)

Total Other (Income) Expense, net	(793)	736	(1,534)	(7,622)

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(12,592)	3,095	1,941	6,449
Provision (Benefit) for Income Taxes	(6,167)	1,628	1,879	4,156

Income (Loss) From Continuing Operations	(6,425)	1,467	62	2,293

Total Income (Loss) From Discontinued Operations	175	871	—	(4)

Net Income (Loss)	$(6,250)	$2,338	$62	$2,289

Basic Earnings (Loss) Per Share From Continuing Operations	$(0.15)	$0.03	$—	$0.05
Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.15)	$0.03	$—	$0.05
Basic and Diluted Earnings Per Share From Discontinued Operations	$—	$0.02	$—	$—
Basic Earnings (Loss) Per Share	$(0.14)	$0.05	$—	$0.05
Diluted Earnings (Loss) Per Share	$(0.14)	$0.05	$—	$0.05
Basic Weighted-Average Shares Outstanding	43,533	44,029	44,219	44,573
Diluted Weighted-Average Shares Outstanding	43,533	44,831	45,050	45,342

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Software	$29,279	$31,407	$22,650	$27,895
Maintenance	27,572	29,195	28,946	29,386
Services	10,527	7,333	6,778	8,718

Total revenue	67,378	67,935	58,374	65,999

Cost of Revenue:
Software	3,994	3,256	2,632	3,055
Maintenance and Services	14,605	11,942	9,206	9,409

Total Cost of Revenue	18,599	15,198	11,838	12,464

Gross Profit	48,779	52,737	46,536	53,535

Operating Expenses:
Research and Development	10,953	10,981	9,883	11,432
Selling and Marketing	18,915	19,890	20,077	24,699
General and Administrative	13,114	19,345	18,733	17,973
Amortization of Intangibles	187	188	187	188
Restructuring Charge
Impairment Charges	—	—	—	141

Total Operating Expenses	43,169	50,404	48,880	54,433

Operating Income (Loss)	5,610	2,333	(2,344)	(898)

Other Expense (Income):
Interest Expense	1,091	1,983	255	254
Other Expense (Income), Net	(1,315)	(1,231)	(1,346)	(1,400)

Total Other Expense (Income), net	(224)	752	(1,091)	(1,146)

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	5,834	1,581	(1,253)	248
Provision (Benefit) for Income Taxes	2,742	743	540	(10,956)

Income (Loss) From Continuing Operations	3,092	838	(1,793)	11,204
Discontinued Operations:
Income From Discontinued Operations, Net of Income Taxes	436	—	—	0
Loss From Disposal of Discontinued Operations, Net of Income Taxes	—	—	—	25

Total Income From Discontinued Operations	436	—	—	25

Net Income (Loss)	$3,528	$838	$(1,793)	$11,229

Basic Earnings (Loss) Per Share From Continuing Operations	$0.10	$0.02	$(0.04)	$0.26
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.08	$0.02	$(0.04)	$0.25
Basic and Diluted Earnings Per Share From Discontinued Operations	$0.01	$—	$—	$—
Basic Earnings (Loss) Per Share	$0.11	$0.02	$(0.04)	$0.26
Diluted Earnings (Loss) Per Share	$0.09	$0.02	$(0.04)	$0.25
Basic Weighted-Average Shares Outstanding	31,000	35,246	42,872	43,519
Diluted Weighted-Average Shares Outstanding	45,040	45,729	45,420	44,874

NOTE 16—SUBSEQUENT EVENT

On January 3, 2008, the Company acquired all the stock of Arizona-based Network Analysis, Inc., a global innovator of thermal simulation software and the developers of the SINDA/G advanced thermal modeling software. The Company paid $2,450,000 in cash for the stock at closing and could pay another $650,000 in cash pursuant to an Earn-out Agreement and retention of employees through December 31, 2009. The allocation of the purchase price for this acquisition is not yet completed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MSC.Software Corporation

Santa Ana, CA

We have audited the accompanying consolidated balance sheets of MSC.Software Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSC.Software Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 6 to the consolidated financial statements, in 2007, the Company adopted Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes. Also, as discussed in Notes 1 and 9, respectively, to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R).

DELOITTE & TOUCHE LLP

Costa Mesa, California

March 7, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of MSC

Information about our Directors is incorporated by reference from the section entitled “Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2007 (the “Proxy Statement”).

The information to be included in the section entitled “Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information to be included in the section entitled “Corporate Governance—Code of Ethics” in the Proxy Statement is incorporated herein by reference.

The information to be included in the section entitled “Corporate Governance-Board Meetings, Committees and Committee Composition-Audit Committee” in the Proxy Statement is incorporated herein by reference.

Executive Officers of MSC

For information required by this Item regarding the Company’s executive officers, see Item 1 of Part I of this report entitled “Business,” incorporated herein by reference.

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

The information to be included in the section entitled “Proposal 2. Ratification of the Appointment of Deloitte & Touche LLP, as the Company’s Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firms” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)	1. Financial Statements

The following consolidated financial statements of MSC.Software Corporation, as included in this Report, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2006 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2006 and 2007

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007

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

Item 15(a)	3. Exhibits

Exhibit Number
3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of MSC.Software Corporation, as amended through November 28, 2007 to change the exact number of directors from six (6) to seven (7) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed December 3, 2007, and incorporated herein by reference).

4.1	Common Stock Purchase Warrants issued to Michael Korybalski in 2002 (filed as Exhibit 10.20 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2002, and incorporated herein by reference).

4.2	Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.3	Amendment No. 1, dated as of October 18, 2004, to Rights Agreement dated as of October 5, 1998, between The MacNeal Schwendler Corporation and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.4	Indenture, dated as of June 17, 1999, between The MacNeal-Schwendler Corporation and Chase Manhattan Bank & Trust Company N.A., as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

Exhibit Number
10.1	Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.2	First Amendment dated August 11, 2000, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.2 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.3	Second Amendment dated January 19, 2001, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.3 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.4	Third Amendment dated March 13, 2001, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.4 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.5	Agreement of Lease, entered into August 5, 1999, between William C. Martin or his Assignee, and Mechanical Dynamics, Inc., predecessor by merger dated May 9, 2002 to MSC.Software Corporation (filed as Exhibit 10.5 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.6*	1991 Stock Option Plan (filed as Annex A to The MacNeal-Schwendler Corporation’s Annual Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1992, and incorporated herein by reference).

10.7*	1991 Stock Option Plan Amendment (filed as part of The MacNeal-Schwendler Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders on June 14, 1995, and incorporated herein by reference).

10.8*	1998 Stock Option Plan, as amended (filed as Exhibit A to The MacNeal-Schwendler Corporation’s Annual Proxy Statement for the Annual Meeting of Shareholders held on June 23, 1999, and incorporated herein by reference).

10.9*	1998 Stock Option Plan, as amended (filed as Exhibit B to MSC.Software Corporation’s Annual Proxy Statement for the Annual Meeting of Shareholders held on May 10, 2000, and incorporated herein by reference).

10.10*	2001 Stock Option Plan (filed as Appendix E to MSC.Software Corporation’s Definitive Proxy Statement on Schedule 14A filed on June 15, 2001, for the Annual Meeting of Shareholders held on July 18, 2001, and incorporated herein by reference).

10.11*	2001 Stock Option Plan, as amended (filed as Appendix B to MSC.Software Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2002, and incorporated herein by reference).

10.12*	MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.1 to a Current Report on Form 8-K filed September 29, 2006, and incorporated herein by reference).

10.13*	1996 Stock Purchase Plan, as amended (filed as Appendix C to MSC.Software Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2002, and incorporated herein by reference).

10.14*	MSC.Software Corporation Defined Contribution Plan (filed as Exhibit 10.16 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.15*	Trust Agreement for the MSC.Software Corporation Defined Contribution Plan (filed as Exhibit 10.17 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

Exhibit Number
10.16*	MSC.Software Corporation Supplemental Retirement and Deferred Compensation Plan (filed as Exhibit 10.18 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.17*	Trust Agreement for the MSC.Software Corporation 2005 Supplemental Retirement and Deferred Compensation Plan, effective as of January 1, 2005 (filed as Exhibit 10.1 of MSC.Software Corporation’s Form 10-Q filed for the quarter ended March 31, 2005, and incorporated herein by reference).

10.18	Form of Agreement for use of MSC.Nastran, as modified to September 1991 (filed as Exhibit 10.1 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the fiscal year ended January 31, 1992, and incorporated herein by reference).

10.19	Agreement dated October 22, 1982, between MSC.Software Corporation and NASA (filed as Exhibit 10.2 to MSC.Software Corporation’s Registration Statement on Form S-1, File No. 2-82719, and incorporated herein by reference).

10.20*	Form of Indemnification Agreement between MSC.Software Corporation and directors, officers and agents thereof (filed as Exhibit 10.5 to MSC.Software Corporation’s Annual Report on Form 10-K filed for the year ended January 31, 1989, and incorporated herein by reference).

10.21*	Form of Director Change in Control Agreement (filed as Exhibit 10.15 to The MacNeal-Schwendler Corporation’s Transition Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference).

10.22	Divestiture and Software License Agreement, dated April 7, 2003, between MSC.Software Corporation and Unigraphics Solutions, Inc. a wholly owned subsidiary of Electronic Data Systems, Inc. (filed as Exhibit 10.3 of MSC.Software Corporation’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.23*	Employment Letter Agreement, dated as of October 11, 2004 between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.13 of MSC.Software Corporation’s Form 10-K filed for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.24*	Employment Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.1 to a Current Report on Form 8-K filed February 16, 2005, and incorporated herein by reference).

10.25*	Stock Purchase Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.2 to a Current Report on Form 8-K filed February 16, 2005, and incorporated herein by reference).

10.26*	Form of Stock Unit Award Agreement (undated) between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.3 to a Current Report on Form 8-K filed February 16, 2005, and incorporated herein by reference).

10.27*	Performance Stock Unit Award Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.4 to a Current Report on Form 8-K filed February 16, 2005, and incorporated herein by reference).

10.28*	Form of Nonqualified Stock Option Agreement, dated as of February 10, 2005, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.5 to a Current Report on Form 8-K filed February 16, 2005, and incorporated herein by reference).

10.29*	Letter Agreement, dated on or about February 28, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 9, 2005, and incorporated herein by reference).

Exhibit Number
10.30*	Nonqualified Stock Option Agreement, dated as of March 8, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.31*	Restricted Stock Unit Award Agreement, dated as of March 8, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.2 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.32*	Form of Restricted Stock Purchase Agreement, dated as of March, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.3 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.33*	Nonqualified Stock Option Agreement, dated as of March 9, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.4 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.34*	Form of Restricted Stock Purchase Agreement, dated as of March , 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.5 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.35*	Performance Stock Unit Award Agreement, dated as of March 9, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.6 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.36*	Severance Compensation Agreement, effective as of July 6, 2005, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.1 to a Current Report on Form 8-K filed July 11, 2005, and incorporated herein by reference).

10.37*	Severance Compensation Agreement, effective as of July 6, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.2 to a Current Report on Form 8-K filed July 11, 2005, and incorporated herein by reference).

10.38*	Letter Agreement dated July 27, 2005 between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.1 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.39*	Nonqualified Stock Option Agreement, dated as of August 15, 2005, between MSC.Software Corporation and Glenn R.Wienkoop (filed as Exhibit 10.2 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.40*	Form of Restricted Stock Purchase Agreement, dated as of August 15, 2005, between MSC.Software Corporation and Glenn R.Wienkoop (filed as Exhibit 10.3 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.41*	Performance Stock Unit Award Agreement, effective August 15, 2005, between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.4 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.42*	Severance Compensation Agreement, effective August 15, 2005, between MSC.Software Corporation and Glenn R. Wienkoop (filed as Exhibit 10.5 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.43*	Reference to action taken by the Compensation Committee relative to establishing performance criteria for 2005 bonuses (referenced as Item 1.01 to a Current Report on Form 8-K filed September 7, 2005, and incorporated herein by reference).

10.44*	Form of Stock Unit Award Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.1 to a Current Report on Form 8-K filed November 1, 2006, and incorporated herein by reference).

Exhibit Number
10.45*	Form of Performance Stock Unit Award Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.2 to a Current Report on Form 8-K filed November 1, 2006, and incorporated herein by reference).

10.46*	Employment Agreement, dated as of November 27, 2006, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.1 to a Current Report on Form 8-K filed December 1, 2006, and incorporated herein by reference).

10.47*	Form of Nonqualified Stock Option Agreement, undated, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.2 to a Current Report on Form 8-K filed December 1, 2006, and incorporated herein by reference).

10.48*	Form of Stock Unit Award Agreement, undated, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.3 to a Current Report on Form 8-K filed December 1, 2006, and incorporated herein by reference).

10.49*	Form of Performance Stock Unit Award Agreement, undated, between MSC.Software Corporation and William J. Weyand (filed as Exhibit 10.4 to a Current Report on Form 8-K filed December 1, 2006, and incorporated herein by reference).

10.50*	Form of Non-Employee Director Non-Qualified Stock Option Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.1 to a Current Report on Form 8-K filed December 22, 2006, and incorporated herein by reference).

10.51*	Employment Separation Agreement and General Release Agreement, dated as of March 28, 2007, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 29, 2007, and incorporated herein by reference).

10.52*	Endorsement, dated March 28, 2007, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.2 to a Current Report on Form 8-K filed March 29, 2007, and incorporated herein by reference).

10.53*	Resignation Letter, dated March 28, 2007, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.3 to a Current Report on Form 8-K filed March 29, 2007, and incorporated herein by reference).

10.54*	Consulting Agreement, dated as of March 28, 2007, between MSC.Software Corporation and John J. Laskey (filed as Exhibit 10.4 to a Current Report on Form 8-K filed March 29, 2007, and incorporated herein by reference).

10.55*	Offer of Employment Letter dated March 21, 2007 from MSC.Software Corporation to Sam M. Auriemma (filed as Exhibit 10.5 to a Current Report on Form 8-K filed March 29, 2007, and incorporated herein by reference).

10.56*	Form of Stock Unit Award Agreement (Non-U.S. Employees) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.6 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference).

10.57*	Form of Performance Stock Unit Award Agreement (Non-U.S. Employees) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.7 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference).

10.58*	Form of Incentive Stock Option Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.8 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference).

10.59*	Form of Non-Qualified Stock Option Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.9 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference).

10.60*	Form of Non-Qualified Stock Option Agreement (Non-U.S. Employees) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.10 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference).

Exhibit Number
10.61*	Severance Compensation Agreement dated effective April 16, 2007, between MSC.Software Corporation and Sam M. Auriemma (filed as Exhibit 10.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference).

10.62*	Form of Nonqualified Stock Option Agreement, effective April 16, 2007, between MSC.Software Corporation and Sam M. Auriemma (filed as Exhibit 10.2 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference).

10.63*	Form of Incentive Stock Option Agreement (updated May 22, 2007) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.3 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference).

10.64*	Form of Non-Qualified Stock Option Agreement (updated May 22, 2007) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.4 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference).

10.65*	Form of Non-Qualified Stock Option Agreement (Non-U.S. Employees) (updated May 22, 2007) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.5 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference).

10.66*	Form of Non-Qualified Stock Option Agreement (Non-U.S. Employees) Appendix Singapore (updated May 22, 2007) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.6 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference).

10.67*/**	Offer of Employment Letter dated October 2, 2007 from MSC.Software Corporation to Calvin Randy Gorrell.

10.68*/**	Severance Compensation Agreement dated effective December 10, 2007, between MSC.Software Corporation and Calvin R. Gorrell.

10.69*/**	Form of Stock Unit Award Agreement (30-day vest) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.70*/**	Form of Stock Unit Award Agreement (30-day vest Non U.S. Employees) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.71*/**	Form of Stock Unit Award Agreement (updated March 3, 2008) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.72*/**	Form of Stock Unit Award Agreement—Non U.S. Employees (updated March 3, 2008) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.73*/**	Appendix to Form of Stock Unit Award Agreement—Non U.S. Employees (updated March 3, 2008) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.74*/**	Form of Nonqualified Stock Option Agreement (updated March 4, 2008) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.75*/**	Form of Nonqualified Stock Option Agreement-Non U.S. Employees (updated March 4, 2008) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

10.76*/**	Appendix to Form of Nonqualified Stock Option Agreement-Non U.S. Employees (updated March 4, 2008) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan.

21**	Material Subsidiaries of the Registrant.

23**	Independent Registered Public Accounting Firms’ Consent.

31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Principal Executive Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2**	Section 1350 Certification of Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Denotes management contract or compensatory plan.
**	Indicates filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

Dated: March 7, 2008	By:	/s/ WILLIAM J. WEYAND
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: March 7, 2008	By:	/s/ WILLIAM J. WEYAND
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: March 7, 2008	By:	/s/ SAM M. AURIEMMA
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 7, 2008	By:	/s/ RANDOLPH H. BRINKLEY
Director

Dated: March 7, 2008	By:	/s/ DONALD GLICKMAN
Director

Dated: March 7, 2008	By:	/s/ WILLIAM F. GRUN
Director

Dated: March 7, 2008	By:	/s/ ASHFAQ A. MUNSHI
Director

Dated: March 7, 2008	By:	/s/ GEORGE N. RIORDAN
Director

Dated: March 7, 2008	By:	/s/ ROBERT A. SCHRIESHEIM
Director

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2005, 2006 and 2007

(in thousands)

Allowance for Doubtful Accounts	2005	2006	2007
Beginning Balance	$3,313	$1,296	1,555
Charge to Operations	498	625	511
Write Off and Other Adjustments, Net	(2,515)	(366)	(211)

Ending Balance	$1,296	$1,555	1,855