Form 10-Q
period 2008-03-31
MSC SOFTWARE CORP
filed 2008-05-12
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2008

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

As of April 30, 2008, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 44,934,920.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share value amounts)

	December 31, 2007	March 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$130,076	$145,308
Investment	4,953	2,742
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,855 and $1,991, respectively	70,204	63,217
Income Tax Receivable	2,974	2,714
Deferred Taxes	10,064	10,735
Other Current Assets	7,404	9,033

Total Current Assets	225,675	233,749
Property and Equipment, Net	18,900	18,364
Goodwill and Indefinite Lived Intangibles	171,911	173,329
Other Intangible Assets, Net	23,400	23,384
Deferred Tax Assets	13,763	17,222
Other Assets	13,496	14,337

Total Assets	$467,145	$480,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,549	$7,668
Compensation and Related Costs	24,673	22,038
Current Portion of Long-Term Debt	720	720
Restructuring Reserve	750	726
Income Taxes Payable	430	—
Deferred Revenue	75,239	90,872
Other Current Liabilities	8,874	8,688
Current Liabilities of Discontinued Operations	149	135

Total Current Liabilities	118,384	130,847
Unrecognized Tax Benefits	3,663	3,984
Long-Term Deferred Revenue	5,345	3,533
Long-Term Debt	6,216	6,261
Other Long-Term Liabilities	14,127	14,078

Total Liabilities	147,735	158,703

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 45,152,000 and 45,476,000 Issued and 44,674,000 and 44,918,000 Outstanding, respectively.	451	454
Additional Paid-in Capital	430,927	436,307
Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(9,845)	(8,417)
Unrealized Investment Gain, net of Tax	3,036	1,712
Pension Liability Adjustment, net of Tax	369	366

Total Accumulated Other Comprehensive Loss	(6,440)	(6,339)

Accumulated Deficit	(99,107)	(101,314)
Treasury Shares, At Cost (478,000 and 558,000 Shares, respectively)	(6,421)	(7,426)

Net Shareholders’ Equity	319,410	321,682

Total Liabilities and Shareholders’ Equity	$467,145	$480,385

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2008
Revenue:
Software	$23,003	$21,959
Maintenance	28,782	33,029
Services	5,864	6,222

Total Revenue	57,649	61,210

Cost of Revenue:
Software	3,092	2,463
Maintenance and Services	8,555	9,572

Total Cost of Revenue	11,647	12,035

Gross Profit	46,002	49,175

Operating Expenses:
Research and Development	13,205	14,366
Selling and Marketing	20,237	23,644
General and Administrative	18,673	15,186
Amortization of Intangibles	175	336
Restructuring Charges	7,097	139

Total Operating Expenses	59,387	53,671

Operating Loss	(13,385)	(4,496)

Other (Income) Expense :
Interest Expense	281	278
Other Income, net	(1,074)	(995)

Total Other Income, net	(793)	(717)

Loss From Continuing Operations Before Benefit For Income Taxes	(12,592)	(3,779)
Benefit For Income Taxes	(6,167)	(1,573)

Loss From Continuing Operations	(6,425)	(2,206)

Income From Discontinued Operations, net of Income Taxes	175	—

Net Loss	$(6,250)	$(2,206)

Basic and Diluted Loss Per Share From Continuing Operations	$(0.15)	$(0.05)
Basic and Diluted Earnings Per Share From Discontinued Operations	$—	$—
Basic and Diluted Loss Per Share	$(0.14)	$(0.05)
Weighted-Average Shares Outstanding	43,533	44,752

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,250)	$(2,206)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities:
Non-Cash Items:
Provision for Doubtful Accounts	827	155
Depreciation and Amortization of Property and Equipment	1,784	1,811
Amortization of Intangibles	1,467	1,686
Amortization of Debt Discount	45	45
Loss on Disposal of Long-Lived Assets	17	161
Amortization of Net Loss and Transition Assets Related to Pension Plans	28	(3)
Adjustments to Restructuring Reserve	—	250
Stock-Based Compensation	1,558	2,642
Stock Option Modification	674	—
Benefit for Deferred Income Taxes	(5,198)	(2,201)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisition:
Trade Accounts Receivable	(4,866)	6,964
Other Current Assets	(454)	(1,466)
Other Assets	(312)	(99)
Accounts Payable	(3,121)	(526)
Compensation and Related Expenses	(2,364)	(2,660)
Restructuring Reserve	2,015	(59)
Accrued and Deferred Income Taxes, net	(1,831)	(136)
Unrecognized Tax Benefits	(346)	22
Deferred Revenue	8,167	13,051
Other Current Liabilities	(1,282)	(186)
Other Liabilities	2,366	(1,269)
Discontinued Operations	(293)	(14)

Net Cash Provided By (Used In) Operating Activities	(7,369)	15,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(3,073)	(524)
Proceeds from Sale of Long-Lived Assets	242	4
Payment for Business, Net of Cash Acquired	—	(2,282)

Net Cash Used In Investing Activities	(2,831)	(2,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Common Stock	(1,964)	(1,005)
Payment of Capital Lease Obligations	(193)	(67)
Proceeds from Exercise of Stock Options	1,200	2,741

Net Cash Provided By (Used In) Financing Activities	(957)	1,669

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(124)	403

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,281)	15,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,878	130,076

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,597	$145,308

Supplemental Cash Flow Information:
Income Taxes Paid, net	$675	$741
Interest Paid	$320	$288
Reconciliation of Business Acquired, Net of Cash:
Fair Value of Assets Acquired	$—	$2,790
Liabilities Assumed	$—	$(508)

Payment for Business, Net of Cash Acquired	$—	$2,282

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION AND CONSOLIDATION

Nature of Operations – MSC.Software Corporation (“MSC” or the “Company”) develops, markets and supports proprietary enterprise simulation solutions, including simulation software and related professional services. Our enterprise simulation solutions are used in conjunction with computer-aided engineering to create a more flexible, efficient and cost- effective environment for product development. Our products and services are marketed internationally to various industries, including aerospace, automotive, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Basis of Presentation and Consolidation – In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to these instructions, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the Company has made all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2008 and the consolidated results of operations for the three months ended March 31, 2007 and 2008. The consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements and accompanying notes should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure, including contingent assets and liabilities, if any. Significant estimates and judgments include those related to revenue recognition, accounts receivable allowances, income taxes, valuation of long-lived assets, and certain accrued liabilities, among others. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement,” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date for FASB Statement No. 157" (“FSP 157-2”), which delayed the application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assists and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 effective as of January 1, 2008 except as it applies to those non-financial assets and liabilities affected by the one-year delay. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on its consolidated results of operations and financial condition. Refer to Note 12 – Fair Value of Financial Instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. This election is irrevocable. SFAS No. 159 was effective as of January 1, 2008. The Company did not elect to apply the fair value option to any of its financial instruments.

Recently Issued Accounting Standards

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated statement of financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this statement to have a material impact on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company cannot determine at this time what effect the adoption of SFAS No. 141(R) will have on its future consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company does not expect this statement to have a material impact on its future consolidated results of operations and financial condition.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impact and disclosures of this standard, but does not expect EITF Issue No. 07-1 to have a material impact on its future consolidated results of operations and financial condition.

NOTE 3 – STOCK-BASED COMPENSATION

Under the Company’s 2006 Performance Incentive Plan (the “2006 Plan”), common stock may be issued its to employees, directors and other eligible persons under a broad range of potential equity grants including stock options, stock appreciation rights, restricted stock, performance stock, stock units, phantom stock and dividend equivalents. Compensation cost for all stock-based awards is measured at fair value at date of grant and recognized as stock compensation expense on a straight line basis over the service period that the awards are expected to vest in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”). The amount of stock compensation expense recognized under SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates.

As of March 31, 2008, there were approximately 4,301,000 shares reserved for future grants under the 2006 Plan. We expect to continue granting our new equity grants from the reserved shares under the 2006 Plan.

The following table summarizes the stock-based compensation cost recognized during the three months ended March 31, 2007 and 2008 (amounts in thousands):

	Three Months Ended March 31,
	2007	2008
Stock Options	$936	$1,343
Restricted Stock Unit Awards	709	1,299
Performance Stock Unit Awards	(87)	—

	$1,558	$2,642

The stock-based compensation expense impacted the Company’s results of operations for the three months ended March 31, 2007 and 2008 as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2008
Cost of Revenue	$99	$143
Research and Development	113	310
Selling and Marketing	440	874
General and Administrative	906	1,315

Stock Based Compensation Expense Before Taxes	1,558	2,642
Deferred Income Tax Benefit	(763)	(731)

Stock Based Compensation Expense After Taxes	$795	$1,911

Effect on Basic and Diluted Earnings per Share	$0.02	$0.04

In addition, during the three months ended March 31, 2007, the Company modified the stock options of a departing executive to extend the life of the vested options and recorded a non-cash charge of $674,000, which is included in general and administrative expenses in the accompanying consolidated statement of operations. The amount represents the unamortized cost of outstanding options at the date of the modification, which exceeded the fair value of the unvested options as determined using the Black-Scholes valuation model in accordance with SFAS No. 123(R).

Stock Options

Stock options for a fixed number of shares are granted to key employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. Options are exercisable up to ten years from the date of grant, and generally vest ratably in four annual installments for employees and on the first anniversary following the grant date for non-employee directors, but may be accelerated in certain events related to changes in control of the Company. Similarly, the the Company’s Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options under SFAS 123(R). The Black-Scholes option-pricing model incorporates various highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for stock options is estimated by historical stock price volatility over the estimated expected term of the Company’s share-based awards. The expected term of the Company’s share-based awards are based on historical experience.

The assumptions used to estimate the fair value of stock options granted for the three months ended March 31, 2007 and 2008 are as follows:

	Three Months Ended March 31,
	2007	2008
Dividend Yield	0.0%	0.0%
Expected Volatility	49.0%	48.0%
Risk-Free Interest Rate	4.6%	3.3%
Estimated Life	6.1 Years	6.1 Years

The following table summarizes option activity during the three months ended March 31, 2008 (dollar amounts in thousands, except option prices):

	Options	Option Price Per Share			Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,588,257	$0.10	to	$20.00	$12.35	6.6 Years	$8,804

Granted	76,000	$12.72	to	$13.24	$12.83
Exercised	(80,712)	$0.10	to	$13.00	$9.57
Canceled	(384,983)	$4.68	to	$20.00	$15.13

Outstanding at March 31, 2008	5,198,562	$0.10	to	$19.95	$12.19	6.7 Years	$7,679

Exercisable at March 31, 2008	2,770,395	$0.10	to	$19.95	$11.12	4.9 Years	$7,185

The weighted-average fair value of options granted during the three months ended March 31, 2007 and 2008 was $7.72 and $6.45, respectively. The aggregate intrinsic value of options outstanding at March 31, 2007 and 2008 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2,915,000 and 3,092,000 shares that had exercise prices lower than $13.75 and $12.99, the market price of our common stock at March 31, 2007 and 2008, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2008 was $722,000 and $291,000, respectively, determined as of the date of exercise.

As of March 31, 2008, the number of options outstanding and exercisable under the 2006 Plan, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$ 0.10 to $ 0.15	18,983	$0.10	3.3	18,983	$0.10	3.3
$ 4.68 to $ 7.02	312,216	$5.83	3.2	312,216	$5.83	3.2
$ 7.10 to $10.65	1,178,188	$9.09	5.0	1,140,063	$9.10	5.0
$10.70 to $16.05	3,430,675	$13.45	7.7	1,138,550	$13.81	5.2
$16.23 to $24.35	258,500	$18.24	6.8	160,583	$18.08	6.1

Total	5,198,562	$12.19	6.7	2,770,395	$11.12	4.9

The number of options vested or expected to vest at March 31, 2008 was 5,017,000 shares. These options had a weighted average exercise price of $12.15, a weighted-average remaining contractual life of 6.7 years and an aggregate intrinsic value of $7,064,000.

As of March 31, 2008, total unamortized stock-based compensation cost related to unvested stock options was $13,885,000, with the weighted-average recognition period of 2.8 years.

Restricted Stock Units and Performance Stock Units

The Company grants time-based and performance-based restricted stock units to selected employees pursuant to the 2006 Plan. The time-based restricted stock units vest ratably over the requisite service periods. The performance-based restricted stock units vest equally over the requisite service periods upon achievement of specified performance criteria established by the Company’s Compensation Committee of the Board of Directors. The award agreements for restricted stock units generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards are based on the fair market value of the Company’s common stock at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the annual performance criteria. During the three months ended March 31, 2007 and 2008, the Company recognized stock compensation expense of $709,000 and $1,299,000, respectively, related to these restricted stock units.

The fair value of restricted stock and restricted stock unit awards was determined based on the Company’s stock price as of the measurement date, which is the date of grant. As of March 31, 2007 and 2008, there was $14,484,000 and $17,363,000 of unamortized compensation cost related to the restricted stock unit awards, which is expected to be recognized over a weighted average period of 2.7 and 1.9 years, respectively.

The following table presents a summary of restricted stock unit activity for the three months ended March 31, 2008:

	Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2007	1,027,224	$14.05
Granted	847,281	$13.02
Vested	(243,463)	$12.59
Forfeited	(68,328)	$13.49

Nonvested as of March 31, 2008	1,562,714	$13.74

During 2005 and 2006, in connection with the employment of executive officers and other key employees, the Company granted performance stock unit awards that vest and are payable in shares if the per share price of MSC’s common stock exceeds a pre-established per share price for thirty consecutive trading days on a national stock exchange within two years from the date of grant. The fair value of performance stock unit awards granted was estimated using the Monte Carlo simulation valuation model and was recognized as stock-based compensation expense over the applicable vesting periods ended March 31, 2007, net of adjustments for forfeitures of unvested shares.

The following table presents a summary of performance stock unit activity for the three months ended March 31, 2008:

	Awards	Target Price
Outstanding as of December 31, 2007	25,000	$25.00
Canceled	(25,000)	$25.00

Outstanding as of March 31, 2008	—	$—

Shares issued for option exercises and vested stock-based equity awards may be either authorized but unissued shares, or shares of treasury stock acquired in the open market.

NOTE 4 – PENSION PLANS

The Company has defined benefit plans covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German defined benefit plan is an unfunded plan.

The components of net periodic benefit cost related to these pension plans and recognized during the three months ended March 31, 2007 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Service Cost	$245	$215
Interest Cost	105	104
Expected Return on Plan Assets	(3)	(3)
Amortization of Transition Asset	(4)	1
Amortization of Net (Gain) Loss	32	(4)

Net Periodic Benefit Cost	$375	$313

The amortization of the transition asset (obligation) and net (gain) loss has been included in other comprehensive income (loss), net of tax, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

The Company’s pension liabilities are reported in the consolidated balance sheets as follows (in thousands):

	December 31, 2007	March 31, 2008
Other Current Liabilities	$223	$46
Other Long-Term Liabilities	7,736	8,291

	$7,959	$8,337

During the three months ended March 31, 2007 and 2008, contributions totaling $91,000 and $144,000, respectively, have been made to the plans. The Company anticipates that contributions totaling approximately $576,000 will be made to its pension plans during 2008.

NOTE 5 – COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2007	2,008
Net Loss	$(6,250)	$(2,206)
Changes in:
Foreign Currency Translation Adjustments, net of Tax	(34)	1,428
Unrealized Losses on Investments, net of Tax	(1,320)	(1,324)

Comprehensive Loss	$(7,604)	$(2,102)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

On January 3, 2008, the Company acquired all the stock of Arizona-based Network Analysis, Inc. (“NAI”), a global innovator of thermal simulation software and the developers of the SINDA/G advanced thermal modeling software. The Company paid $2,450,000 in cash for the NAI stock at closing, and assumed $20,000 in net liabilities. The Company may also be subject to pay $650,000 in cash as compensation pursuant to an Earn-out Agreement and upon retention of employees through December 31, 2009. The purchase price of $2,470,000 was allocated to goodwill totaling $1,418,000 (including a deferred tax liability of $618,000) and other intangible assets totaling $1,670,000, consisting primarily of developed technology and customer relationships. The pro forma effect of this acquisition was not material to the Company’s consolidated financial statements.

The changes in the carrying amount of goodwill for each of our reporting units are as follows (in thousands):

	Software Segment	Services Segment	Total
Balance at December 31, 2007	$118,961	$33,351	$152,312
Acquisition of Network Analysis, Inc	1,418	—	1,418

Balance at March 31, 2008	$120,379	$33,351	$153,730

As of December 31, 2007 and March 31, 2008 indefinite lived intangibles totaled $19,599,000 primarily consisting of trademarks and customer relationships.

As of December 31, 2007 and March 31, 2008 other intangibles assets consisted of the following (in thousands):

	Estimated Useful Life	December 31, 2007	March 31, 2008
Developed Technology	5-10 years	$50,807	$51,718
Customer Relationships	5-15 years	7,755	8,465
Trademarks and Trade Names	3-5 years	2,747	2,796

		61,309	62,979
Less Accumulated Amortization		(37,909)	(39,595)

Other Intangible Assets, Net		$23,400	$23,384

Estimated future amortization expense of other intangible is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2008	$5,060
2009	$5,438
2010	$4,685
2011	$4,685
2012	$2,325
Thereafter	$1,191

NOTE 7 – RESTRUCTURING RESERVE

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

As a result, the Company recorded restructuring charges totaling $7,357,000. This amount included $3,697,000 for vacated facilities, which consists of the estimated net present value of remaining lease obligations for the vacated space totaling $11,397,000, less the estimated future sublease income of approximately $7,780,000, plus $80,000 of expected sublease income that was not recognized during the three months ended March 31, 2007. During the period from April 1, 2007 to December 31, 2007, the Company recorded additional restructuring charges of $1,531,000, net, including $1,085,000 of expected sublease income that was not recognized through December 31, 2007. In addition, the Company wrote off deferred rent obligations related to the vacated facilities totaling $366,000 and credited the restructuring charge.

During the three months ended March 31, 2008, the Company recorded additional restructuring charges of $389,000 related to sublease income that was not recognized during the period and adjusted the restructuring reserve related to the vacated facilities by $250,000 after an evaluation of the remaining liabilities at March 31, 2008.

Similar charges related to sublease income will be recorded in future periods to the extent the Company does not enter into sublease arrangements. On a quarterly basis, the Company will review the adequacy of the remaining liabilities, which may result in adjustments to established reserves.

The following is the activity in the restructuring reserve during the three months ended March 31, 2008:

	Workforce Reductions	Facilities	Total Restructuring Reserve
Balance at December 31, 2007	$86	$3,679	$3,765
Restructuring Charges, net of Adjustments	—	(250)	(250)
Sublease Income	—	389	389
Cash Payments	(72)	(540)	(612)
Effects from Changes in Foreign Currency Rates	8	27	35

Balance at March 31, 2008.	$22	$3,305	$3,327

Current	$22	$703	$725
Long - Term	$—	$2,602	$2,602

The current portion of the reserve is reported separately while the long-term portion of the reserve is reported in other long-term liabilities in the consolidated balance sheet. Such long-term liabilities represent contractual lease obligations extending through 2013.

NOTE 8 – INCOME TAXES

The Company’s provision (benefit) for income taxes includes amounts for federal, state, and foreign income taxes. For the three months ended March 31, 2007 and 2008, the Company’s effective income tax rate applicable to continuing operations was 49% and 42%, respectively, which differ from the U.S. federal statutory rate of 35%, primarily due to the impact of state taxes, earnings of foreign tax jurisdictions at tax rates different than 35%, non-deductible stock-based compensation and other permanent items not included in taxable income, and various uncertain tax positions. The decrease in the effective tax rate in 2008 when compared to 2007 was due primarily to lower foreign tax rates resulting from changes in applicable tax laws and changes to uncertain tax position.

The Company has not provided taxes for undistributed earnings of its foreign subsidiaries because it plans to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide taxes on such excess amount.

The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No.109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to make certain estimates and judgments in determining its income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax exposure under the most recent tax laws and assessing temporary differences in the timing of recognition of revenue and expense for tax and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Although the

Company has experienced recent taxable losses in its U.S. jurisdiction, management believes that the total net deferred tax assets in the U.S. of approximately $18 million are more likely than not realizable at March 31, 2008. However, should there be a change in factors and the assessment of our ability to recover any deferred tax assets, valuation allowances may need to be recorded which could materially impact our financial position and results of operations.

Under FIN 48, the Company recognizes all or a portion of the financial statement benefit of an uncertain income tax position only if and when the position, based solely on its technical merits and on all relevant information as of the reporting date, would have a greater than 50% probability of being sustained were the relevant taxing authority to audit the applicable tax return(s). If a tax position meets the threshold, then the Company will evaluate the benefits it would recognize at increasing levels of cumulative probabilities, and will record the largest amount of benefit that would have a greater than 50% probability of being sustained on audit (including resolution of any related appeals or litigation). The Company recognizes no benefit of an uncertain tax position that fails to meet the greater than 50% probability threshold. During the three months ended March 31, 2008, the Company recorded no material changes to amounts related to its identified uncertain tax positions.

The Company is subject to income taxation in the U.S., various states, and foreign countries, in which the most significant operations are in Germany and Japan. The tax returns filed in those countries for tax years after 2002 are subject to audit. Federal tax returns for the Company’s U.S. operations for tax years after 2003 are open to audit, although its tax returns for tax years before 2004 are open to audit to the extent the Company’s federal tax returns for the 2004 and succeeding tax years absorb tax attributes that carried forward from tax years before 2004.

The Company’s Japanese subsidiary is currently under audit by the Japanese tax authority for tax years 2004 through 2006. The principal issue in the audit is the propriety of the Company’s transfer pricing. The Company is unable to predict with certainty the outcome of the audit, but believes it has adequately reserved for any potential assessments and that the outcome will not require material cash payment for any amounts determined to be owing. The Company expects the audit to conclude within the next twelve months.

The Company is also currently under audit in various states, and the Company expects the audits to conclude within the next twelve months without the Company incurring any assessments for which it has not adequately reserved. Further, the Company believes the outcome of the audits will not require material cash payment for any amounts determined to be owing.

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

The Company’s key decision makers, consisting of the CEO, COO and CFO, review financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenue and gross profit for each segment. The Company does not allocate research and development, selling and marketing, or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. Maintenance and services revenue is derived from software upgrades, technical support, consulting and training. The revenue and gross profit attributable to these segments are included in the following table (in thousands):

	Three Months Ended March 31,
	2007	2008
Revenue:
Software	$23,003	$21,959
Maintenance	28,782	33,029
Services	5,864	6,222

Total Revenue	$57,649	$61,210

	—	—
Gross Profit:
Software	$19,911	$19,496
Maintenance and Services	26,091	29,679

Total Gross Profit	$46,002	$49,175

International operations consist primarily of foreign sales offices selling software developed in the United States and providing consulting and training services. Revenue is attributed to the country in which the customer is located. For the three months ended March 31, 2007 and 2008, no single customer accounted for 10% or more of the Company’s total revenue.

The following tables summarize consolidated revenue and identifiable assets of the Company’s operations by geographic location (in thousands):

	Three Months Ended March 31,
	2007	2008
Revenue:
The Americas (1)	$18,427	$18,549
EMEA	19,670	23,550
Asia Pacific (2)	19,552	19,111

Total Revenue	$57,649	$61,210

	December 31, 2007	March 31, 2008
Identifiable Assets:
The Americas (1)	$348,518	$346,314
EMEA	61,139	75,071
Asia Pacific (2)	57,488	59,000

Total Identifiable Assets	$467,145	$480,385

(1)	Substantially the United States

(2)	Substantially Japan

The net assets of the Company’s foreign subsidiaries totaled $46,038,000 and $44,070,000 as of December 31, 2007 and March 31, 2008, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $5,885,000 and $5,927,000 as of December 31, 2007 and March 31, 2008, respectively.

NOTE 10 – LOSS PER SHARE

The Company calculated its basic and diluted loss per share in accordance with SFAS No. 128, Earnings Per Share. Due to the net loss from continuing operations during the three months ended March 31, 2007 and 2008, the assumed exercise of certain stock options and vested restricted stock unit awards aggregating 1,329,000 shares and 815,000 shares for the 2007 and 2008 periods, respectively, had an anti-dilutive effect and therefore were excluded from the computation of diluted loss per share. In addition, the following stock options with exercise prices greater than the average market price of common shares during the three months ended March 31, 2007 and 2008 were also not included in the computation of diluted loss per share as the effect would be anti-dilutive:

Anti-Dilutive Stock Options:	Number of Shares	Price Per Share
As of March 31, 2007	1,843,000	$13.90 to $27.50
As of March 31, 2008	2,106,000	$13.18 to $19.95

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock. Share repurchases will be made from time to time in the open market, based on stock availability and price. The stock repurchase program expired on November 7, 2007. The Company purchased an aggregate of 263,500 shares at an average price of $14.04 per share under the stock repurchase program. The aggregate purchase price of $3,700,000 was recorded in treasury stock on the consolidated balance sheet.

In addition, during the three months ended March 31, 2007 and 2008, the Company withheld 113,650 and 79,844 shares of restricted stock as settlement of income taxes paid by the Company on behalf of employees totaling $1,572,000 and $1,005,000, respectively. Such amount has been recorded in treasury stock on the consolidated balance sheet.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis pursuant to FSP 157-2. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The carrying value of cash and cash equivalents, accounts receivable and trade payables approximates the fair value due to their short-term maturities.

For recognition purposes, on a recurring basis, the Company measures its marketable equity securities at fair value. The fair value of available for sale marketable equity securities of Geometric Software Solutions Co. Ltd. (“GSSL”) was $4,953,000 at December 31, 2007 and $2,742,000 March 31, 2008. The fair value of marketable equity securities held by the Company’s non-qualified supplemental retirement plan was $1,869,000 at December 31, 2007 and $1,914,000 at March 31, 2008. The fair value of marketable equity securities held within life insurance contracts owned by the Company was $4,584,000 at December 31, 2007 and $4,834,000 at March 31, 2008. The fair values for these recurring financial assets were determined using quoted prices in active markets (Level 1) and/or significant unobservable inputs (Level 3) as presented in the table below.

For disclosure purposes only, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s subordinated notes payable represents the net present value of discounted cash flows. The Company’s subordinated notes payable is reported at amortized cost in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” and was $6,936,000 at December 31, 2007 and $6,981,000 at March 31, 2008. The fair value of the Company’s subordinated notes payable was $7,455,000 at December 31, 2007 and $7,313,000 at March 31, 2008.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are summarized below (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Investment in Marketable Equity
Securities of GSSL	$2,742	$2,742	$—	$—
Marketable Equity Securities Held in
Supplemental Retirement Plans	$1,914	$1,289	$—	$625
Marketable Equity Securities Held in
Life Insurance Contracts	$4,834	$588	$—	$4,246
Financial Liability:
Subordinated Notes Payable	$(6,981)	$—	$—	$(7,313)

The fair values of the recurring financial assets measured using Level 3 inputs changed during the three months ended March 31, 2008 as follows (in thousands):

	Marketable Equity Securities Held in
	Supplemental Retirement Plans	Life Insurance Contracts	Total
Balance at December 31, 2007	$620	$3,959	$4,579
Total Realized and Unrealized Gains or Losses
Included in Earnings (or Changes in net assets)	(41)	—	(41)
Included in Other Comprehensive Income	46	287	333
Purchases, Issuances and Settlements	—	—	—
Transfer in and / or out of Level 3	—	—	—

Balance at March 31, 2008	$625	$4,246	$4,871

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.

During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment using the income approach. The income approach is a valuation technique under which estimated future cash flows are discounted to their present value to calculate fair value.

NOTE 13 – CONTINGENCIES

Litigation

The Company is subject to various claims and legal proceedings that arise in the ordinary course of its business. The Company is vigorously defending asserted claims, and believes it has adequately reserved for losses that may result from all asserted and unasserted claims, none of which are considered material at March 31, 2008. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations. Further, the Company has initiated various actions against third parties, principally related to intellectual property matters.

The Company is periodically audited by various taxing authorities in the United States of America and in other countries in which the Company does business. In the opinion of management, these matters will not have a material adverse effect on the Company’s consolidated balance sheet, statements of operations or liquidity.

Indemnifications

The Company provides a contractual indemnity to its software customers against claims that software or documentation licensed from the Company infringes upon a copyright, patent or the proprietary rights of others. In the event of such a claim, the Company indemnifies its customer from such claim in accordance with the indemnification provision and agrees to obtain the rights for continued use of the software for the customer, to replace or modify the software or documentation to avoid such claim or to provide a credit to the customer for the unused portion of the software license. Due to the nature of this indemnification and the various options in which the Company can satisfy the indemnification, it is not possible to calculate the maximum potential amount of future payments that may be required.

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

The Company generally warrants that its software products will perform for 90 days (longer in some jurisdictions) in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2007 and March 31, 2008.

Severance Compensation Agreements

As of March 31, 2008, the Company has Severance Compensation Agreements with twenty-two employees. These Agreements, subject to annual review by the Company’s Board of Directors, are automatically extended in one year increments unless canceled by the Company 60 days prior to the end of the calendar year. These Agreements provide for specified benefits in the event of a Change in Control, as defined in the Agreements. Mr. Weyand also has a change in control provision in his employment contract. For Messrs. Weyand, Wienkoop, Mongelluzzo and Auriemma these Agreements provide 2.5 times annual salary and bonus in the event of termination by the Company for other than Cause (as defined) or by the executive for other then Good Reason (as defined) within two years following a Change in Control (as defined). In addition, these individuals would receive a “gross-up-payment” for any excise tax imposed by Section 4999 of the Internal Revenue Code. Four other executives would be entitled to a 2.0 multiple under the Agreements. One of the four executives would receive a “gross-up-payment” while the other three are not subject to a gross–up-payment. Fourteen other employees would be entitled to a 1.0 multiple under the Agreements but are not subject to a gross-up-payment. The Agreements also provide for additional benefits including continued health care benefits. In accordance with his Employment Agreement, Mr. Weyand would be entitled to one time his annual salary if terminated for other than cause (irrespective of a change in control).

NOTE 14 – DISCONTINUED OPERATIONS AND SALE OF LONG-LIVED ASSETS

Systems Business

In 2003, the Company discontinued its Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of December 31, 2007 and March 31, 2008, the restructuring reserve totaled $149,000 and $135,000, respectively, which related to remaining lease obligations that will terminate in 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and in “Item 1A. Risk Factors” included in our Annual Report of Form 10-K for the year ended December 31, 2007.

Overview

The following discussion and analysis is intended to help the reader understand the results of operations and financial condition of the Company. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

We are a global leader in the development, marketing and support of simulation software and related services. For over 45 years, our simulation technologies have allowed manufacturing companies around the world to validate how their designs will behave in their intended environment. Engineers use our simulation software to construct computer models of products, components, systems and assemblies and to simulate performance conditions and to predict physical responses to certain variables such as stress, motion and temperature. These capabilities can allow our customers to optimize product designs, improve product quality and reliability, comply with regulatory and safety guidelines, reduce product development costs and shorten the timeline in bringing new products to market.

Our customers vary in size and operate across many industry sectors and geographies, and include industry leaders in aerospace, automotive, defense and heavy machinery industries. Advances in computer technology have made simulation cost effective for companies that manufacture products.

Our businesses in the three geographic regions we operate are managed based on software sold and services provided to our customers. These regions operate similarly with respect to industries, customer base and sales channels, but each has unique challenges and opportunities. Although our consolidated results are reported in United States dollars, our foreign regions conduct their transactions in local currency. As a result, our consolidated results of operations may be significantly impacted by changes in foreign currency exchange rates.

The following table shows the changes in the reporting currencies of our EMEA and Asia Pacific regions from which we derive a significant portion of our revenue:

	Three Months Ended Mar 31,
	2007	2008	%Change Favorable (Unfavorable)
Average Exchange Rate to US $1
EMEA - Euro	0.7635	0.6685	12.4%
Asia Pacific - Japanese Yen	119.4867	105.4606	11.7%

2008 Highlights

We continued to be impacted by the product transition strategy implemented in 2006 from selling predominantly software tools to emphasizing enterprise simulation solutions. This product strategy has required our major customers to re-evaluate their simulation and engineering needs and to revise, review and approve higher funding requirements. As a result, our experience to date shows that selling enterprise solutions generally lengthens the sales cycles, leading to delays in licensing all our products. However, we believe the transition from selling software tools to selling enterprise simulation solutions will ultimately lead to higher average orders and increased software revenue.

We continue to change the focus of our operations and as we move through this product transition operating expenses have been impacted in a variety of ways including increased research and development efforts, changes in the sales force and changes in our employee base.

Total revenue for the three months ended March 31, 2008 increased 6% to $61.2 million when compared to $57.6 million for the same period in 2007. Total revenue in the 2008 period increased $5.2 million as a result of changes in foreign currency rates. Total operating expenses for the three months ended March 31, 2008 decreased 10% to $53.7 million compared to $59.4 million for the same period in 2007, which included a $7.1 million restructuring charge. Total operating expenses in the 2008 period increased $2.6 million as a result of changes in foreign currency rates.

Net cash provided by operations during the first quarter of 2008 was $16.0 million compared to net cash used in operations of $7.4 million in the same period in 2007. Our cash, cash equivalents and investments increased 10% to $148.1 million at March 31, 2008 when compared to $135.0 million at December 31, 2007. Total deferred revenue at March 31, 2008 was $94.4 million compared to $80.6 million at December 31, 2007.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowance for doubtful accounts, income taxes, valuation of goodwill, other intangibles and long-lived assets, contingencies and litigation, restructuring charges and incentive compensation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The critical accounting estimates associated with these policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Annual Report on Form 10-K filed with the SEC on March 10, 2008.

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

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in Note 2 to our Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth items included in or derived from our unaudited condensed consolidated statements of operations included elsewhere in this report (amounts in thousands).

	Three Months Ended March 31,
	2007	% of Revenue	2008	% of Revenue
Revenue:
Software	$23,003	39.9%	$21,959	35.9%
Maintenance	28,782	49.9%	33,029	54.0%
Services	5,864	10.2%	6,222	10.1%

Total Revenue	57,649	100.0%	61,210	100.0%

Cost of Revenue:
Software	3,092	5.4%	2,463	4.0%
Maintenance and Services	8,555	14.8%	9,572	15.7%

Total Cost of Revenue	11,647	20.2%	12,035	19.7%

Gross Profit	46,002	79.8%	49,175	80.3%

Operating Expenses:
Research and Development	13,205	22.9%	14,366	23.5%
Selling and Marketing	20,237	35.1%	23,644	38.6%
General and Administrative	18,673	32.4%	15,186	24.8%
Amortization of Intangibles	175	0.3%	336	0.5%
Restructuring Charges	7,097	12.3%	139	0.2%

Total Operating Expenses	59,387	103.0%	53,671	87.6%

Operating Loss	(13,385)	-23.2%	(4,496)	-7.3%

Other (Income) Expense:
Interest Expense	281	0.5%	278	0.5%
Other Income, net	(1,074)	-1.9%	(995)	-1.6%

Total Other Income, net	(793)	-1.4%	(717)	-1.1%

Loss From Continuing Operations Before Benefit
For Income Taxes	(12,592)	-21.8%	(3,779)	-6.2%
Benefit For Income Taxes	(6,167)	-10.7%	(1,573)	-2.6%

Loss From Continuing Operations	(6,425)	-11.1%	(2,206)	-3.6%
Total Income From Discontinued Operations, net of
Income Taxes	175	0.3%	—	0.0%

Net Loss	$(6,250)	-10.8%	$(2,206)	-3.6%

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

Total Revenue

Total revenue for the three months ended March 31, 2008 was $61.2 million, an increase of 6% compared to $57.6 million for the same period in 2007. The increase for the period was favorably impacted by changes in foreign currency rates of $5.2 million. Excluding the effect of changes in foreign currency rates, total revenue decreased 3% or $1.6 million.

Software Revenue. Software revenue for the three months ended March 31, 2008 decreased 4% to $22.0 million compared to $23.0 million for the same period in 2007. During the three months ended March 31, 2008, enterprise solutions revenue increased $1.4 million, while revenue from engineering tools decreased $2.4 million, when compared to the same period in 2007. Changes in foreign currency rates favorably impacted software revenue by $2.0 million. Excluding the effects of changes in foreign currency rates during the three months ended March, 31, 2008, software revenue decreased 13% to $20.0 million. Total deferred software revenue at March 31, 2008 was $24.8 million compared to $26.4 million at December 31, 2007.

Maintenance Revenue. Maintenance revenue for the three months ended March 31, 2008 increased 15% to $33.0 million when compared to $28.8 million for the same period in 2007. The increase was primarily due to the timing of renewals, incremental growth in our installed customer base and continued high renewal rates from our prior years’ customer base. Changes in foreign currency rates favorably impacted maintenance revenue by $2.7 million. Excluding the effects of changes in foreign currency rates during the three months ended 31 March, 2008 period, maintenance revenue increased 6% to $30.4 million. Total deferred maintenance revenue at March 31, 2008 was $68.7 million compared to $52.9 million at December 31, 2007.

Services Revenue. Services revenue for the three months ended March 31, 2008 increased 5% to $6.2 million and is comparable to $5.9 million for the same period in 2007. Changes in foreign currency rates favorably impacted services revenue by $0.5 million. Total deferred services revenue at March 31, 2008 was $0.9 million compared to $1.3 million at December 31, 2007.

Revenue by Geography

The following table sets forth the revenue in each of the three geographic regions in which we operate for the three months ended March 31, 2007 and 2008 (amounts in thousands):

	Three Months Ended March 31,
	2007	2008	Change	% Change
Total Revenue:
Americas
Software	$6,185	$5,622	$(563)	(9.1%)
Maintenance	10,566	11,111	545	5.2%
Services	1,676	1,816	140	8.3%

Sub-total	18,427	18,549	122	0.7%

EMEA
Software	7,346	8,370	1,024	13.9%
Maintenance	9,892	12,683	2,791	28.2%
Services	2,432	2,497	65	2.7%

Sub-total	19,670	23,550	3,880	19.7%

Asia Pacific
Software	9,471	7,966	(1,505)	(15.9%)
Maintenance	8,324	9,235	911	10.9%
Services	1,757	1,910	153	8.7%

Sub-total	19,552	19,111	(441)	(2.3%)

Total Revenue	$57,649	$61,210	$3,561	6.2%

% Revenue by Geography:
Americas	32.0%	30.3%
EMEA	34.1%	38.5%
Asia Pacific	33.9%	31.2%

Americas – Total revenue in the Americas for the three months ended March 31, 2008 was $18.5 million, essentially unchanged compared to the same period in 2007. Software revenue decreased 9% as a result of lower sales of engineering tools while customers continued to evaluate the transition to our MD and enterprise solutions. In this region, we continue to experience growth in sales of engineering tools in the aerospace industry. Maintenance revenue increased 5% to $11.1 million primarily due to a reinstatement of maintenance to a significant automotive customer totaling $0.7 million. Our services revenue increased 8% to $1.8 million mainly from training revenue generated from customers in the aerospace industry.

EMEA – Total revenue in EMEA for the three months ended March 31, 2008 was $23.6 million, an increase of 20% compared to $19.7 million for the same period in 2007. Software revenue increased 14% due to a favorable impact from changes in the EURO totaling $1.0 million. Although we experienced growth in revenue from sales of enterprise solutions, this increase was offset by lower revenue from sales of engineering tools resulting from lower conversions of lease to paid-up licenses compared to 2007. Maintenance revenue increased 28% to $12.7 million due to a favorable impact from changes in foreign currency rates of $1.6 million, more timely renewals during the three months ended March 31, 2008 compared to the same period in 2007 and growth in our installed customer base. Services revenue increased 3% to $2.5 million primarily due to a favorable impact from changes in foreign currency rates.

Asia Pacific – Total revenue in Asia Pacific for the three months ended March 31, 2008 was $19.1 million, essentially unchanged compared to the same period in 2007. Software revenue decreased 16% despite a favorable impact from changes of foreign currency rates of $0.9 million. The 2008 period was impacted by non-renewals of lease arrangements, the absence of significant conversions of leases to token-based licenses that occurred in 2007 and weakness in our indirect channel business compared to 2007. Maintenance revenue increased 11% to $9.2 million and services revenue increased 9% to $1.9 million primarily due to a favorable impact from changes in foreign currency rates.

Costs and Expenses

A significant amount of our costs and expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations.

We allocate facility expenses among our income statement categories based on headcount. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

Cost of Revenue

Cost of Software Revenue. Cost of software revenue consists primarily of third-party royalties for technology embedded in or licensed with our software products, amortization of developed technology and the cost of product packaging and documentation materials. During the three months ended March 31, 2008, cost of software decreased 19% to $2.5 million compared to $3.1 million for the same period in 2007. The decrease was attributable to lower royalty expenses of $0.5 million resulting from lower revenue, changes in product mix, and renegotiated or terminated agreements. We expect the cost of software revenue percentage to be stable in the near-term.

Cost of Maintenance and Services Revenue. Cost of maintenance and services revenue consists primarily of personnel, outside consultancy costs and other direct costs required to provide post sales support, consulting and training services. Cost of maintenance and services revenue for the three months ended March 31, 2008 increased 12% to $9.6 million compared to $8.6 million for the same period in 2007. The increase was largely attributable to higher employee related expenses totaling $0.5 million resulting primarily from annual merit increases. Excluding the unfavorable effect of changes in foreign currency rates of $0.7 million, cost of maintenance and services increased 3% to $8.9 million.

Operating Expenses

Research and Development. Our research and development expenses consist primarily of salaries and benefits, facility expenses, contracted services, incentive compensation and computer technology. Major research and development activities include developing our enterprise solutions strategy, including our MD software, and enhancing the features and functionality of existing engineering tools. Research and development expenses for the three months ended March 31, 2008 increased 9% to $14.4 million compared to $13.2 million for the same period in 2007 due to higher employee related expenses of $0.3 million, higher contracted services cost of $0.3 million and increased facility costs of $0.4 million. Average headcount of research and development personnel (excluding contracted personnel), during the period in 2008 increased 2% to 272 from 266 in 2007.

Selling and Marketing. Our selling and marketing expenses consist primarily of salaries and benefits, sales commissions, facility costs, travel and entertainment, incentive compensation, product marketing and promotional materials, trade shows and customer conferences and professional services. Selling and marketing expenses for the three months ended March 31, 2008 increased 17% to $23.6 million compared to $20.2 million in 2007. The increase was due to higher commissions and incentive compensation totaling $1.2 million resulting from changes in incentive plans, higher employee related expenses of $1.0 million resulting from annual merit increases, higher travel and entertainment expenses of $0.4 million and increased third-party agent commissions of $0.3 million. Excluding the unfavorable effect of changes in foreign currency rates of $1.8 million, selling and marketing expenses increased 8% to $21.8 million. Average headcount of sales and marketing personnel excluding contracted personnel during the period in 2008 decreased 12% to 388 from 443 in 2007.

General and Administrative. Our general and administrative expenses consist primarily of salaries, benefits and incentive compensation, facility costs, outside consulting and other professional services and travel and entertainment. General and administrative expenses for the three months ended March 31, 2008 decreased 19% to $15.2 million compared to $18.7 million for the same period in 2007. The decrease was attributable to lower fees incurred for accounting and tax projects totaling $1.8 million, reduction in employee benefit costs of $0.7 million resulting from favorable trends in medical insurance claims, lower facility costs of $0.6 million resulting from the consolidation and closure of facilities as part of the 2007 restructuring plan and decreased provision for doubtful accounts of $0.7 million. These decreases were partially offset by an increase in employees’ salaries and accruals for incentive compensation totaling $0.8 million. Excluding the unfavorable effect of changes in foreign currency rates of $0.6 million, general and administrative expenses decreased 22% to $14.6 million. Average headcount of general and administrative personnel excluding contracted personnel during the period in 2008 decreased 2% to 244 from 249 in 2007.

Amortization of Intangibles. Amortization of intangibles for the three months ended March 31, 2007 and 2008 was $0.2 million and $0.3 million, respectively. The increase resulted from the acquisitions of Pioneer Solutions, Inc. in August 2007 and Network Analysis, Inc. in January 2008, and the reclassification of trademarks and trade names with carrying value of $2.7 million from indefinite lived assets to other intangible assets at December 31, 2007.

Interest and Other (Income) Expense, Net

Interest expense primarily consists of interest on our long-term debt and the amortization of debt discounts. Interest expense for the three months ended March 31, 2007 and 2008 approximated $0.3 million.

Other (income) expense, net includes interest income, foreign currency transaction gains and losses resulting from the re-measurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and other non-operating income and expense. Other income, net for the three months ended March 31, 2007 and 2008 approximated $1.0 million.

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

Our effective tax rate on continuing operations for the three months ended March 31, 2007 and 2008 was 49% and 42%, respectively, which differ from the U.S. federal statutory rate of 35%, primarily due to the impact of state taxes, earnings of foreign tax jurisdictions at tax rates different than 35%, non-deductible stock-based compensation and other permanent items not included in taxable income, and various uncertain tax positions. The decrease in the effective tax rate in 2008 was due primarily to lower foreign tax rates resulting from changes in applicable tax laws and changes to uncertain tax position.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

We record net deferred tax assets to the extent our management believes these assets will more likely than not be realized. In making such determination, management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Although we have experienced recent taxable losses in our U.S. jurisdiction, management believes that the total net deferred tax assets in the U.S. of approximately $18 million are more likely than not realizable at March 31, 2008. However, should there be a change in factors and the assessment of our ability to recover any deferred tax assets, valuation allowances may need to be recorded which could materially impact our financial position and results of operations.

Discontinued Operations

In January 2007, we reoccupied certain facilities previously considered as part of our Systems business that was accounted for as a discontinued operation in 2003. As a result, we reduced the restructuring reserve by $0.3 million and recorded it, net of tax, as part of discontinued operations in the accompanying consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2008, our principal sources of liquidity included cash and cash equivalents of $145.3 million and marketable equity securities available-for-sale of $2.7 million.

Our working capital (current assets minus current liabilities) at March 31, 2008 was $102.9 million compared to $107.3 million at December 31, 2007. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations. We believe that cash on hand and cash generated from operations will provide sufficient funds for normal working capital needs over the next twelve months. Our ability to generate cash flows from operations is dependent primarily on our ability to generate income from our operations, and effective cash management. Apart from operations, we generally do not have a significant amount of cash requirements.

During the three months ended March 31, 2008, our operations generated $16.0 million in cash compared to cash used in operations of $7.4 million during the same period in 2007. Cash provided by operations during the 2008 period benefitted from higher cash earnings, increases in deferred revenue and higher collections of accounts receivable, partially offset by higher payments of accounts payable and accrued liabilities and higher prepaid expenses. Our days sales outstanding was 96 days at March 31, 2008 and 91 days at December 31, 2007. The increase in days sales outstanding during our first quarter compared to our fourth quarter is consistent with historical trends due to the seasonally high sales activities occurring during the fourth and first quarters, particularly in maintenance renewals.

During the three months ended March 31, 2007 and 2008, our research and development expenditures totaled $13.2 million and $14.4 million, respectively. Due to the short duration between technological feasibility and general availability of the new software to our customers, none of these amounts were capitalized. We expect to continue to invest a substantial portion of our revenues primarily in the development of our new enterprise solutions and integrated multi-disciplinary software. For 2008, we estimate our expenditures for research and development activities will total approximately $56 million.

Our principal investing activities for the three months ended March 31, 2008 included our acquisition of Network Analysis, Inc. for $2.3 million and capital expenditures of $0.5 million. For the three months ended March 31, 2007 our principal investing activities included capital expenditures of $3.1 million.

The Company’s capital expenditures generally consist of the purchases of computer equipment and related software used in the development and support of our software products and business processes. Capital expenditures during the three months ended March 31, 2007 also included $2.9 million for the purchase of a perpetual license for software source code to be used in future product development activities. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management information systems. In 2008, we estimate that our capital expenditures will total approximately $6.0 million and will be primarily for the purchase of computer equipment and related software used in our development and business processes.

Our principal financing activities for the three months ended March 31, 2008 included stock repurchases associated with shares withheld to satisfy employee tax obligations totaling $1.0 million and proceeds from the exercise of stock options totaling $2.7 million. For the three months ended March 31, 2007 included stock repurchases under our stock repurchase programs and from shares withheld to satisfy employee tax obligations totaling $2.0 million and proceeds from the exercise of stock options totaling $1.2 million.

Our current debt service obligations consist of interest and principal payments on the 8% Subordinated Notes Payable due June 17, 2009. As of March 31, 2008, our remaining principal payments include $0.7 million due in June 2008 and $6.5 million due in June 2009. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Our commitments and contractual obligations as of March 31, 2008 did not change significantly since December 31, 2007 and included only those payments made in the ordinary course of business. A summary of our contractual obligations at December 31, 2007 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in our Annual Report of Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenue represented 68.0% and 69.7% of our total revenue for the three months ended March 31, 2007 and 2008, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the three months ended March 31, 2008, a 5% change in both the EURO and Yen would have impacted our total revenue by approximately $2.0 million and our income from continuing operations by approximately $0.6 million.

We do not currently hedge any of our foreign currencies.

Interest Rate Risk

We do not have any variable interest rate borrowings and, accordingly, our exposure to market rate risks for changes in interest rates is limited. Refer to Note 12 in Notes to Consolidated Financial Statements discussing fair value of financial instruments.

We have not used derivative financial instruments in our investment portfolio. We invest our excess cash primarily in debt instruments of U.S. municipalities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investment Risk

As of March 31, 2008 our investments included marketable equity securities. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary, which may result in an impairment of such assets. This evaluation consists of a review of qualitative and quantitative factors. We had no such impairments during the three months ended March 31, 2008.

Our equity securities consist entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we use for certain software development projects. All unrealized gains and losses related to our investment in the stock of GSSL are recorded as a component of other comprehensive income. In the event we decide to sell all or any part of the stock of GSSL, amounts realized from such sale, and any resulting gains or losses, would be dependent upon the market price of the stock at the time of sale. As of March 31, 2008, we owned 2,100,000 shares of GSSL stock with an original cost of $27,000.

Due to the factors stated throughout this document and in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of March 31, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no significant changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except as follows.

Future taxable losses may require us to establish or adjust valuation allowances against our deferred tax assets.

We record net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Although we have experienced recent taxable losses in our U.S. jurisdiction, management believes that the total net deferred tax assets in the U.S. of approximately $18 million are more likely than not realizable at March 31, 2008. However, should there be a change in factors and the assessment of our ability to recover any deferred tax assets, we may have to record valuation allowances against our deferred tax assets which could materially impact our financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company acquired the following shares of equity securities during the three months ended March 31, 2008:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs (a)	Maximum Number Of Shares Purchasable Under The Program As Of End Of Period
Month #1
January 1, 2008 through January 31, 2008	—	—	—	986,500
Month #2
February 1, 2008 through February 29, 2008 (b)	14,522	$12.62	—	986,500
Month #3
March 1, 2008 through March 31, 2008 (b)	65,322	$12.59	—	986,500

Total	79,844	$12.59	—

(a)	On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock. Share repurchases will be made from time to time in the open market, based on stock availability and price. The stock repurchase program expired at close of business on November 7, 2007. The Company purchased an aggregate of 263,500 shares at an average price of $14.04 per share under the stock repurchase program.

(b)	These repurchased shares represent the number of shares withheld upon vesting of performance stock units and restricted stock units to satisfy income tax withholding payments made by the Company.

Item 6.	Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)

Date: May 8, 2008	By:	/S/ SAM M. AURIEMMA
SAM M. AURIEMMA – Executive Vice President, Chief Financial Officer (Mr. Auriemma is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number

3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of MSC.Software Corporation, as amended through November 28, 2007 to change the exact number of directors from six (6) to seven (7) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed December 3, 2007, and incorporated herein by reference).

4.1	Rights Agreement dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.2	Amendment No. 1, dated as of October 18, 2004, to Rights Agreement dated as of October 5, 1998, between The MacNeal Schwendler Corporation and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, dated October 20, 2004, and incorporated herein by reference).

4.3	Indenture, dated as of June 17, 1999, between The MacNeal-Schwendler Corporation and Chase Manhattan Bank & Trust Company N.A., as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

10.1*	Reference to action taken by the Compensation Committee relative to establishing performance criteria for 2008 bonuses (referenced as Item 5.02 to a Current Report on Form 8-K filed February 29, 2008, and incorporated herein by reference).

31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Principal Executive Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2**	Section 1350 Certification of Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Denotes management contract or compensatory plan.

**	Indicates filed herewith.