Form 10-Q
period 2008-06-30
MSC SOFTWARE CORP
filed 2008-08-08
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2008

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

As of July 31, 2008, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 45,010,006.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share value amounts)

	December 31, 2007	June 30, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$130,076	$156,226
Investment	4,953	—
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,855 and $1,864, respectively	70,204	56,420
Income Taxes Receivable	2,974	2,813
Deferred Taxes	10,064	10,245
Other Current Assets	7,404	11,128

Total Current Assets	225,675	236,832
Property and Equipment, Net	18,900	17,042
Goodwill and Indefinite Lived Intangibles	171,911	173,329
Other Intangible Assets, Net	23,400	23,447
Deferred Tax Assets	13,763	17,549
Other Assets	13,496	14,101

Total Assets	$467,145	$482,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,549	$7,529
Compensation and Related Costs	24,673	21,888
Current Portion of Long-Term Debt	720	6,306
Restructuring Reserve	750	950
Income Taxes Payable	430	—
Deferred Revenue	75,239	91,642
Other Current Liabilities	8,874	8,823
Current Liabilities of Discontinued Operations	149	120

Total Current Liabilities	118,384	137,258
Unrecognized Tax Benefits	3,663	4,088
Long-Term Deferred Revenue	5,345	3,663
Long-Term Debt	6,216	—
Other Long-Term Liabilities	14,127	13,213

Total Liabilities	147,735	158,222

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 45,152,000 and 45,567,000 Issued and 44,674,000 and 45,005,000 Outstanding, respectively	451	456
Additional Paid-in Capital	430,927	439,432
Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(9,845)	(8,410)
Unrealized Investment Gain, net of Tax	3,036	—
Pension Liability Adjustment, net of Tax	369	363

Total Accumulated Other Comprehensive Loss	(6,440)	(8,047)

Accumulated Deficit	(99,107)	(100,282)
Treasury Shares, At Cost (478,000 and 562,000 Shares, respectively)	(6,421)	(7,481)

Net Shareholders’ Equity	319,410	324,078

Total Liabilities and Shareholders’ Equity	$467,145	$482,300

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenue:
Software	$22,982	$21,067	$45,985	$43,025
Maintenance	31,858	35,946	60,640	68,976
Services	5,898	7,429	11,762	13,650

Total Revenue	60,738	64,442	118,387	125,651

Cost of Revenue:
Software	2,427	2,720	5,519	5,183
Maintenance and Services	8,586	9,473	17,141	19,044

Total Cost of Revenue	11,013	12,193	22,660	24,227

Gross Profit	49,725	52,249	95,727	101,424

Operating Expenses:
Research and Development	11,897	13,262	25,102	27,628
Selling and Marketing	19,183	23,625	39,420	47,269
General and Administrative	13,951	14,579	32,624	29,765
Amortization of Intangibles	170	337	345	673
Restructuring and Other Charges	693	705	7,790	844

Total Operating Expenses	45,894	52,508	105,281	106,179

Operating Income (Loss)	3,831	(259)	(9,554)	(4,755)

Other (Income) Expense:
Interest Expense	292	265	573	543
Other (Income) Expense, net	444	(2,620)	(630)	(3,615)

Total Other (Income) Expense, net	736	(2,355)	(57)	(3,072)

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	3,095	2,096	(9,497)	(1,683)
Provision (Benefit) For Income Taxes	1,628	1,065	(4,539)	(508)

Income (Loss) From Continuing Operations	1,467	1,031	(4,958)	(1,175)

Income From Discontinued Operations, net of Income Taxes	871	—	1,046	—

Net Income (Loss)	$2,338	$1,031	$(3,912)	$(1,175)

Basic and Diluted Earnings (Loss) Per Share From Continuing Operations	$0.03	$0.02	$(0.11)	$(0.03)
Basic and Diluted Earnings Per Share From Discontinued Operations	$0.02	$—	$0.02	$—
Basic and Diluted Earnings (Loss) Per Share	$0.05	$0.02	$(0.09)	$(0.03)
Basic Weighted-Average Shares Outstanding	44,029	44,963	43,928	44,858
Diluted Weighted-Average Shares Outstanding	44,831	45,512	43,928	44,858

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,912)	$(1,175)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Non-Cash Items:
Provision for Doubtful Accounts	477	515
Depreciation and Amortization of Property and Equipment	3,733	3,623
Amortization of Intangibles	2,927	3,423
Amortization of Debt Discount	90	90
(Gain) Loss on Disposal of Long-Lived Assets	(257)	160
Amortization of Net Loss (Gain) and Transition Assets, net	56	(8)
Impairment of Assets	464	—
Gain on Sales of Investment	—	(2,629)
Stock-Based Compensation	2,891	5,100
Stock Option Modification	674	—
Benefit for Deferred Income Taxes	(4,837)	(1,746)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisition:
Trade Accounts Receivable	5,415	13,411
Other Current Assets	(843)	(3,388)
Other Assets	(526)	(65)
Accounts Payable	(6,406)	(150)
Compensation and Related Expenses	(1,333)	(2,798)
Restructuring Reserve	909	(350)
Accrued and Deferred Income Taxes, net	2,048	(385)
Unrecognized Tax Benefits	(332)	113
Deferred Revenue	7,380	14,021
Other Current Liabilities	(3,607)	(51)
Other Liabilities	2,573	(1,012)
Discontinued Operations	(1,688)	(29)

Net Cash Provided By Operating Activities	5,896	26,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(4,599)	(1,237)
Proceeds from Sale of Long-Lived Assets	257	5
Proceeds from Sale of Investment Securities	—	2,657
Payments for Business, Net of Cash and Certain Assets Acquired	—	(4,082)

Net Cash Used In Investing Activities	(4,342)	(2,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Common Stock	(1,969)	(1,060)
Repayment of Note Payable	(800)	(720)
Payment of Capital Lease Obligations	(358)	(125)
Proceeds from Exercise of Stock Options	2,670	3,409

Net Cash Provided By (Used In) Financing Activities	(457)	1,504

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,046	633

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,143	26,150
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,878	130,076

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,021	$156,226

Supplemental Cash Flow Information:
Income Taxes Paid, net	$1,105	$1,517
Interest Paid	$379	$288
Reconciliation of Business Acquired, Net of Cash and Certain Assets:
Fair Value of Assets Acquired	$—	$4,590
Liabilities Assumed	$—	$(508)

Payments for Business, Net of Cash and Certain Assets Acquired	$—	$4,082

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Basis of Presentation and Consolidation – In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to these instructions, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the Company has made all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2008 and the consolidated results of operations for the three and six months ended June 30, 2007 and 2008. The consolidated results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements and accompanying notes should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement,” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date for FASB Statement No. 157” (“FSP 157-2”), which delayed the application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assists and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 effective as of January 1, 2008 except as it applies to those non-financial assets and liabilities affected by the one-year delay. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on its consolidated results of operations and financial condition. Refer to Note 12 – Fair Value of Financial Instruments.

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

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Companies,” applies to financial guarantee insurance contracts issued by insurance enterprises. It addresses the recognition and measurement of premium revenue and claim liabilities, as well as requiring expanded disclosures about the contracts. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities and claim liabilities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. The Company does not expect SFAS No. 163 to have any impact on its consolidated financial statements.

In May 2008, FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) was issued. FSP No. APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This opinion is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company does not expect FSP No. APB 14-1 to have any impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect FSP EITF 03-6-1 to have any impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS No. 161 to have a material impact on its future consolidated financial statements.

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

NOTE 3 – STOCK-BASED COMPENSATION

Under the Company’s 2006 Performance Incentive Plan (the “2006 Plan”), common stock may be issued to employees, directors and other eligible persons under a broad range of potential equity grants including stock options, stock appreciation rights, restricted stock, performance stock, stock units, phantom stock and dividend equivalents. Compensation cost for all stock-based awards is measured at fair value at date of grant and recognized as stock compensation expense on a straight line basis over the service period that the awards are expected to vest in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”). The amount of stock compensation expense recognized under SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on a review of historical rates and is updated each quarter as necessary.

As of June 30, 2008, there were approximately 4,442,000 shares reserved for future grants under the 2006 Plan. We expect to continue granting new equity grants from the reserved shares under the 2006 Plan.

The following table summarizes the stock-based compensation cost recognized during the three and six months ended June 30, 2007 and 2008 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Stock Options	$965	$1,440	$1,901	$2,783
Restricted Stock Unit Awards	459	1,018	1,168	2,317
Performance Stock Unit Awards	(91)	—	(178)	—

	$1,333	$2,458	$2,891	$5,100

The stock-based compensation expense impacted the Company’s results of operations for the three and six months ended June 30, 2007 and 2008 as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Cost of Revenue	$82	$135	$181	$278
Research and Development	140	$303	253	613
Selling and Marketing	581	$743	1,021	1,617
General and Administrative	530	$1,277	1,436	2,592

Stock Based Compensation Expense Before Taxes	1,333	2,458	2,891	5,100
Deferred Income Tax Benefit	(622)	(680)	(1,385)	(1,411)

Stock Based Compensation Expense After Taxes	$711	$1,778	$1,506	$3,689

Effect on Basic and Diluted Earnings per Share	$0.02	$0.04	$0.03	$0.08

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

Stock Options

Stock options for a fixed number of shares are granted to key employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. Options are exercisable up to ten years from the date of grant, and generally vest ratably in four annual installments for employees and on the first anniversary following the grant date for non-employee directors, but may be accelerated in certain events related to changes in control of the Company. Similarly, the Company’s Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options.

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

The assumptions used to estimate the fair value of stock options granted for the three and six months ended June 30, 2007 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	49.0%	47.0%	49.0%	47.5%
Risk-Free Interest Rate	5.1%	3.4%	5.0%	3.3%
Estimated Life	6.1 Years	6.1 Years	6.1 Years	6.1 Years

The following table summarizes option activity during the six months ended June 30, 2008 (dollar amounts in thousands, except option prices):

	Options	Option Price Per Share			Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,588,257	$0.10	to	$20.00	$12.35	6.6 Years	$8,804

Granted	93,500	$11.50	to	$13.24	$12.60
Exercised	(153,262)	$0.10	to	$13.00	$9.23
Forfeited	(103,597)	$12.62	to	$15.58	$12.92
Expired	(408,863)	$4.68	to	$20.00	$15.15

Outstanding at June 30, 2008	5,016,035	$0.10	to	$19.95	$12.21	6.6 Years	$3,884

Exercisable at June 30, 2008	3,023,925	$0.10	to	$19.95	$11.32	5.2 Years	$3,876

The weighted-average fair value of options granted during the six months ended June 30, 2007 and 2008 was $7.12 and $6.32, respectively. The aggregate intrinsic value of options outstanding at June 30, 2007 and 2008 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 3,895,000 and 1,449,000 shares that had exercise prices lower than $13.52 and $10.98, the market price of our common stock at June 30, 2007 and 2008, respectively. The aggregate intrinsic value of options exercised during the three ended June 30, 2007 and 2008 was $808,000 and $228,000; and during the six months ended June 30, 2007 and 2008 was $1,530,000 and $520,000 respectively, determined as of the date of exercise.

As of June 30, 2008, the number of options outstanding and exercisable under the 2006 Plan, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 0.10 to $ 0.15	18,983	$0.10	3.1	18,983	$0.10	3.1
$ 4.68 to $ 7.02	310,666	$5.84	2.9	310,666	$5.84	2.9
$ 7.10 to $10.65	1,106,888	$9.10	5.0	1,102,513	$9.10	5.0
$10.70 to $16.05	3,323,498	$13.45	7.4	1,433,680	$13.61	5.8
$16.23 to $24.35	256,000	$18.24	6.5	158,083	$18.08	5.9

Total	5,016,035	$12.21	6.6	3,023,925	$11.32	5.2

The number of options vested or expected to vest at June 30, 2008 was 4,864,000 shares. These options had a weighted average exercise price of $12.17, a weighted-average remaining contractual life of 6.49 years and an aggregate intrinsic value of $3,884,000.

As of June 30, 2008, total unamortized stock-based compensation cost related to unvested stock options was $11,919,000, with the weighted-average recognition period of 2.6 years.

Restricted Stock Units and Performance Stock Units

The Company grants time-based and performance-based restricted stock units to selected employees pursuant to the 2006 Plan. The time-based restricted stock units vest ratably over the requisite service periods. The performance-based restricted stock units vest equally over the requisite service periods upon achievement of specified performance criteria established by the Company’s Compensation Committee of the Board of Directors. The award agreements for restricted stock units entered into prior to 2008 generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards are based on the fair market value of the Company’s common stock at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the annual performance criteria.

The fair value of restricted stock and restricted stock unit awards was determined based on the Company’s stock price as of the measurement date, which is the date of grant. As of June 30, 2007 and 2008, there was $13,908,000 and $15,495,000 of unamortized compensation cost related to the restricted stock unit awards, which is expected to be recognized over a weighted average period of 2.3 and 1.7 years, respectively.

The following table presents a summary of restricted stock unit activity for the six months ended June 30, 2008:

	Restricted Stock Unit Awards	Weigted Average Grant Date Fair Value
Nonvested as of December 31, 2007	1,027,224	$14.05
Granted	848,281	$13.03
Vested	(255,679)	$12.62
Forfeited	(107,124)	$13.47

Nonvested as of June 30, 2008	1,512,702	$13.76

During 2005 and 2006, in connection with the employment of executive officers and other key employees, the Company granted performance stock unit awards that vest and are payable in shares if the per share price of MSC’s common stock exceeds a pre-established per share price for thirty consecutive trading days on a national stock exchange within two years from the date of grant. The fair value of performance stock unit awards granted was estimated using the Monte Carlo simulation valuation model and was recognized as stock-based compensation expense over the applicable vesting periods ended March 31, 2007, net of adjustments for forfeitures of unvested shares. At June 30, 2008, there were no outstanding performance stock units.

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

The components of net periodic benefit cost related to these pension plans and recognized during the three and six months ended June 30, 2007 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Service Cost	$247	216	$491	$431
Interest Cost	107	107	213	211
Expected Return on Plan Assets	(3)	(4)	(5)	(7)
Amortization of Transition Asset	1	2	3	3
Amortization of Net (Gain) Loss	27	(7)	52	(11)

Net Periodic Benefit Cost	$379	$314	$754	$627

The amortization of the transition asset and net (gain) loss has been included in other comprehensive income (loss), net of tax, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

The Company’s pension liabilities are reported in the consolidated balance sheets as follows (in thousands):

	December 31, 2007	June 30, 2008
Other Current Liabilities	$223	$46
Other Long-Term Liabilities	7,736	8,116

	$7,959	$8,162

For the six months ended June 30, 2007 and 2008, contributions totaling $187,000 and $316,000, respectively, were made to the plans. The Company anticipates that contributions totaling approximately $582,000 will be made to its pension plans during 2008.

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net Income (Loss)	$2,338	$1,031	$(3,912)	$(1,175)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments, net of Tax	1,001	7	967	1,435
Change in Unrealized Gains (Losses) on Investments, net of Tax	2,467	(1,712)	1,147	(3,036)

Other Comprehensive Income (Loss)	3,468	(1,705)	2,114	(1,601)

Total Comprehensive Income (Loss), net of Tax	$5,806	$(674)	$(1,798)	$(2,776)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

On June 11, 2008, the Company acquired certain assets of The MacNeal Group, LLC (“TMG”), a developer of finite element analysis software. This acquisition allows us to develop and enhance our Nastran technology as part of a long-term strategy to provide our customers superior and leading-edge simulation technology for the global enterprise environment. The Company paid $1,800,000 in cash at closing and agreed to pay an additional $200,000 in cash upon the completion and delivery of certain source code and electronic media related to key technology purchased, which occurred in July 2008. The purchase price of $1,800,000 was allocated entirely to developed technology, an intangible asset.

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

The changes in the carrying amount of goodwill for each of our reporting units are as follows (in thousands):

	Software Segment	Services Segment	Total
Balance at December 31, 2007	$118,961	$33,351	$152,312
Acquisition of Network Analysis, Inc	1,418	—	1,418

Balance at June 30, 2008	$120,379	$33,351	$153,730

As of December 31, 2007 and June 30, 2008 indefinite lived intangibles totaled $19,599,000 primarily consisting of trademarks and customer relationships.

As of December 31, 2007 and June 30, 2008 other intangibles assets consisted of the following (in thousands):

	Estimated Useful Life	December 31, 2007	June 30, 2008
Developed Technology	3-10 years	$50,807	$53,518
Customer Relationships	5-15 years	7,755	8,465
Trademarks and Trade Names	3-5 years	2,747	2,796

		61,309	64,779
Less Accumulated Amortization		(37,909)	(41,332)

Other Intangible Assets, Net		$23,400	$23,447

Estimated future amortization expense of other intangible is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2008	$3,673
2009	$6,038
2010	$5,285
2011	$4,935
2012	$2,325
Thereafter	$1,191

NOTE 7 – RESTRUCTURING RESERVE

In June 2008, the Company announced a cost reduction initiative that includes workforce reductions, significant reductions in contracted services primarily impacting information technology and product development activities and reorganizations of various departments. The workforce reductions will impact approximately 6% of our employees throughout various departments and will result in one-time termination benefits totaling approximately $1,800,000, which will be substantially incurred by September 30, 2008. During the three months ended June 30, 2008, the Company recognized approximately $315,000 of such costs related to terminated employees.

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

During the six months ended June 30, 2008, the Company recorded additional restructuring charges of $779,000 related to sublease income that was not recognized during the period and reversed $250,000 of the restructuring reserve related to the vacated facilities.

Similar charges related to sublease income will be recorded in future periods to the extent the Company does not enter into sublease arrangements. On a quarterly basis, the Company will review the adequacy of the remaining liabilities, which may result in adjustments to established reserves

The following is the activity in the restructuring reserve during the six months ended June 30, 2008:

	Workforce Reductions	Facilities	Total Restucturing Reserve
Balance at December 31, 2007	$86	$3,679	$3,765
Restructuring Charges, net of Adjustments	315	(250)	65
Sublease Income	—	779	779
Cash Payments	(114)	(1,080)	(1,194)
Effects from Changes in Foreign Currency Rates	5	27	32

Balance at June 30, 2008	$292	$3,155	$3,447

Current	$292	$658	$950
Long - Term	—	2,497	2,497

Balance at June 30, 2008	$292	$3,155	$3,447

The current portion of the reserve is reported separately while the long-term portion of the reserve is reported in other long-term liabilities in the consolidated balance sheet. Such long-term liabilities represent contractual lease obligations extending through 2013.

NOTE 8 – INCOME TAXES

The Company’s provision (benefit) for income taxes includes amounts for federal, state, and foreign income taxes. The Company’s effective income tax rate applicable to continuing operations was 53% and 51% for the three months ended June 30, 2007 and 2008, respectively, and 48% and 30% for the six months ended June 30, 2007 and 2008, respectively. The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the impact of state taxes, earnings of foreign tax jurisdictions at tax rates different than 35%, non-deductible stock-based compensation and other permanent items not included in taxable income, and various uncertain tax positions. The decrease in the effective tax rate in 2008 when compared to 2007 was due primarily to lower foreign tax rates resulting from changes in applicable tax laws and changes to uncertain tax position.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Although the Company has experienced recent taxable losses in its U.S. jurisdiction, management believes that the total net deferred tax assets in the U.S. of approximately $18 million are more likely than not realizable at June 30, 2008. However, should there be a change in factors and the assessment of our ability to recover any deferred tax assets, valuation allowances may need to be recorded which could materially impact our financial position and results of operations.

Under FIN 48, the Company recognizes all or a portion of the financial statement benefit of an uncertain income tax position only if and when the position, based solely on its technical merits and on all relevant information as of the reporting date, would have a greater than 50% probability of being sustained were the relevant taxing authority to audit the applicable tax return(s). If a tax position meets the threshold, then the Company will evaluate the benefits it would recognize at increasing levels of cumulative probabilities, and will record the largest amount of benefit that would have a greater than 50% probability of being sustained on audit (including resolution of any related appeals or litigation). The Company recognizes no benefit of an uncertain tax position that fails to meet the greater than 50% probability threshold. During the six months ended June 30, 2008, the Company recorded no material changes to amounts related to its identified uncertain tax positions.

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

The revenue and gross profit attributable to these segments are included in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenue:
Software	$22,982	$21,067	$45,985	$43,025
Maintenance	31,858	35,946	60,640	$68,976
Services	5,898	7,429	11,762	$13,650

Total Revenue	$60,738	$64,442	$118,387	$125,651

Gross Profit:
Software	$20,555	$18,347	$40,466	$37,842
Maintenance and Services	29,170	33,902	55,261	63,582

Total Gross Profit	$49,725	$52,249	$95,727	$101,424

International operations consist primarily of foreign sales offices selling software developed in the United States and providing consulting and training services. Revenue is attributed to the country in which the customer is located. For the three and six months ended June 30, 2007 and 2008, no single customer accounted for 10% or more of the Company’s total revenue.

The following tables summarize consolidated revenue and identifiable assets of the Company’s operations by geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenue:
The Americas (1)	$17,227	$20,140	$35,654	$38,689
EMEA	24,757	24,775	44,427	48,324
Asia (2)	18,754	19,527	38,306	38,638

Total Revenue	$60,738	$64,442	$118,387	$125,651

			December 31, 2007	June 30, 2008
Identifiable Assets:
The Americas (1)			$348,518	$344,469
EMEA			61,139	78,948
Asia (2)			57,488	58,883

Total Identifiable Assets			$467,145	$482,300

(1)	Substantially the United States.

(2)	Substantially Japan.

The net assets of the Company’s foreign subsidiaries totaled $46,038,000 and $47,772,000 as of December 31, 2007 and June 30, 2008, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $5,885,000 and $5,526,000 as of December 31, 2007 and June 30, 2008, respectively.

NOTE 10 –EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding equity awards using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Income (Loss) from Continuing Operations	$1,467	$1,031	$(4,958)	$(1,175)
Income from Discontinued Operations	871	—	1,046	—

Net Income (Loss)	$2,338	$1,031	$(3,912)	$(1,175)

Weighted-Average Common Shares Outstanding	44,029	44,963	43,928	44,858
Diluted Effect of Employee Stock Options and Restricted Stock Units	802	549	—	—

Diluted Weighted-Average Common Shares Outstanding	44,831	45,512	43,928	44,858

Basic and Diluted Earnings (Loss) Per Share From Continuing Operations	$0.03	$0.02	$(0.11)	$(0.03)
Basic and Diluted Earnings Per Share From Discontinued	$0.02	$—	$0.02	$—
Basic and Diluted Earnings (Loss) Per Share	$0.05	$0.02	$(0.09)	$(0.03)

Due to the net loss from continuing operations during the six months ended June 30, 2007 and 2008, the assumed exercise of certain stock options and vested restricted stock unit awards aggregating 1,064,000 shares and 682,000 shares for the 2007 and 2008 periods, respectively, had an anti-dilutive effect and therefore were excluded from the computation of diluted loss per share. In addition, the following stock options with exercise prices greater than the average market price of common shares as of June 30, 2007 and 2008 were also not included in the computation of diluted loss per share as the effect would be anti-dilutive:

	Number of Shares	Price Per Share
Anti-Dilutive Stock Options:
As of June 30, 2007	2,009,000	$13.56 to $27.50
As of June 30, 2008	3,567,000	$11.04 to $19.95

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock that expired on November 7, 2007. Over this time, the Company purchased an aggregate of 263,500 shares at an average price of $14.04 per share. The aggregate purchase price of $3,700,000 was recorded in treasury stock as of December 31, 2007.

In addition, during the six months ended June 30, 2007 and 2008, the Company withheld 113,650 and 84,002 shares of restricted stock as settlement of income taxes paid by the Company on behalf of employees totaling $1,572,000 and $1,060,000, respectively. Such amount has been recorded in treasury stock on the consolidated balance sheet.

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

For recognition purposes, on a recurring basis, the Company measures its marketable equity securities at fair value. The fair value of available for sale marketable equity securities of Geometric Software Solutions Co. Ltd. (“GSSL”) was $4,953,000 at December 31, 2007. In May 2008, these marketable equity securities were sold. The fair value of marketable equity securities held by the Company’s non-qualified supplemental retirement plan was $1,869,000 at December 31, 2007 and $1,563,000 at June 30, 2008. The fair value of marketable equity securities held within life insurance contracts owned by the Company was $4,584,000 at December 31, 2007 and $5,277,000 at June 30, 2008. The fair values for these recurring financial assets were determined using quoted prices in active markets (Level 1) and/or significant unobservable inputs (Level 3) as presented in the table below.

For disclosure purposes only, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s subordinated notes payable represents the net present value of discounted cash flows. The Company’s subordinated notes payable is reported at amortized cost in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” and was $6,936,000 at December 31, 2007 and $6,306,000 at June 30, 2008. The fair value of the Company’s subordinated notes payable was $7,455,000 at December 31, 2007 and $6,725,000 at June 30, 2008.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are summarized below (in thousands):

	Carrying Value	Fair Value Measurements Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Equity Securities Held in Supplemental Retirement Plans	$1,563	$880	$—	$682
Marketable Equity Securities Held in Life Insurance Contracts	$5,277	$593	$—	$4,684
Financial Liability:
Subordinated Notes Payable	$(6,306)	$—	$—	$(6,725)

The fair values of the recurring financial assets measured using Level 3 inputs changed during the six months ended June 30, 2008 as follows (in thousands):

	Marketable Equity Securities		Total
	Supplemental Retirement Plan	Life Insurance Contracts
Balance at December 31, 2007	$620	$3,959	$4,579
Total Realized and Unrealized Gains or Losses
Included in Earnings or Changes in Net Assets	—	436	436
Currency Translation Included in Other
Comprehensive Income	46	289	335
Purchases, Issuances and Settlements	16	—	16
Transfer In and / or Out of Level 3	—	—	—

Balance at June 30, 2008	$682	$4,684	$5,366

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

NOTE 13 – CONTINGENCIES

Litigation

The Company is subject to various claims and legal proceedings that arise in the ordinary course of its business. The Company is vigorously defending asserted claims, and believes it has adequately reserved for losses that may result from all asserted and unasserted claims, none of which are considered material at June 30, 2008. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations. Further, the Company has initiated various actions against third parties, principally related to intellectual property matters.

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

The Company generally warrants that its software products will perform for 90 days (longer in some jurisdictions) in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer. If necessary, the Company would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2007 and June 30, 2008.

Severance Compensation Agreements

As of June 30, 2008, the Company has Severance Compensation agreements (“Agreements”) with twenty employees. These Agreements, subject to annual review by the Company’s Board of Directors, are automatically extended in one year increments unless canceled by the Company 60 days prior to the end of the calendar year. These Agreements provide for specified benefits in the event of a Change in Control, as defined in the Agreements. Mr. Weyand also has a change in control provision in his employment contract. For Messrs. Weyand, Wienkoop, Mongelluzzo and Auriemma these Agreements and employment contract provide 2.5 times annual salary and bonus in the event of termination by the Company for other than Cause (as defined) or by the executive for other than Good Reason (as defined) within two years following a Change in Control (as defined). In addition, these individuals would receive a “gross-up-payment” for any excise tax imposed by Section 4999 of the Internal Revenue Code. Three other executives would be entitled to a 2.0 multiple under the Agreements. One of the three executives would receive a “gross-up-payment” while the other two are not subject to a gross–up-payment. Fourteen other employees would be entitled to a 1.0 multiple under the Agreements but are not subject to a gross-up-payment. The Agreements also provide for additional benefits including continued health care benefits. In accordance with his employment contract, Mr. Weyand would be entitled to one time his annual salary if terminated for other than cause when there has been no change in control.

NOTE 14 – DISCONTINUED OPERATIONS

Systems Business

In 2003, the Company discontinued its Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of December 31, 2007 and June 30, 2008, the restructuring reserve totaled $149,000 and $120,000, respectively, which relate to remaining lease obligations that will terminate in 2010.

During the first quarter of 2007, the Company reversed $276,000 of the restructuring reserve related to a facility that was reoccupied by the Company in January 2007. Accordingly, such amount, net of tax is reflected in the results of discontinued operations in the accompanying consolidated statements of operations.

In addition, accrued liabilities of $1,383,000 for a contractual claim related to the Systems business recorded as of December 31, 2006 were reversed in June 2007 pursuant to the statute of limitation applicable to such potential claim. Accordingly, such amount, net of tax is reflected in the results of discontinued operations in the accompanying consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

We operate in the three geographic regions – The Americas, EMEA and Asia - and manage our businesses in each region based on software sold and services provided to our customers. These regions operate similarly with respect to industries, customer base and sales channels, but each has unique challenges and opportunities. Although our consolidated results are reported in United States dollars, our foreign regions conduct their transactions in local currency. As a result, our consolidated results of operations may be significantly impacted by changes in foreign currency exchange rates.

The following table shows the changes in the reporting currencies of our EMEA and Asia regions from which we derive a significant portion of our revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
Average Exchange Rate to US $1	2007	2008	% Change Favorable (Unfavorable)	2007	2008	% Change Favorable (Unfavorable)
EMEA - Euro	0.7419	0.6394	13.8%	0.7527	0.6540	13.1%
Asia - Japanese Yen	120.7558	105.2370	12.9%	120.1212	105.3488	12.3%

2008 Highlights

We completed key technical enhancements of our core engineering tools, as well as to our multi-discipline (“MD”) technologies through the release of our Engineering Analysis Product Suite in June 2008. This engineering analysis suite provides a common technology foundation to fully integrate our engineering tools and MD solutions with a direct connectivity to our SimEnterprise solution. This new technology provides our customers a seamless path forward to enterprise simulation and ensures next generation technology will work with current products in an interoperable way.

In addition, as part of our product transition strategy to provide fully integrated simulation solutions, we released SimEnterprise R3 and its key components – SimXpert R3, SimDesigner R3 and SimManager R3 – that will significantly improve the way analysts, designers and suppliers collaborate across an extended engineering enterprise by enabling simulation methods and procedures to be captured, automated and reused across design teams. We believe these new releases improve upon our scalable solution for enterprise simulation management, which will result in faster, more innovative design methodologies that decrease development costs and establish a competitive advantage for our customers.

However, since we undertook this product transition strategy in 2006, our software sales have been adversely impacted. Our major customers were required to re-evaluate their simulation and engineering needs and to revise, review and approve higher funding requirements. Although many of our strategic customers became early adopters of the new technology, our experience to date shows that selling enterprise solutions generally lengthens the sales cycles, leading to delays in licensing all our products. However, we believe our transition to selling enterprise solutions will ultimately lead to higher average orders and increased software revenue.

In addition, the transition to developing and selling enterprise solutions has impacted our operations in a variety of ways including requiring significant expenditures on research and development activities, changes in our sales force and changes in our employee base. With the current releases of our engineering analysis products and simulation solutions, our management has committed to making improvements in our cost structures and other operational efficiencies. In June 2008, our management announced a new cost reduction initiative that included: (i) reductions in contracted services primarily impacting information technology and product development activities, (ii) workforce reductions, and (iii) reorganizations of various departments. The completion of the current releases described above, as well as the completion of information technology projects, including post-implementation support for our worldwide financial and information system allowed us to effect a reduction in contracted services. The workforce reductions are expected to impact approximately 6% of our employees within various departments and will result in severance related payments totaling approximately $1.8 million. The Company recognized approximately $0.3 million of such costs during the three months ended June 30, 2008 and we expect to recognize most of the remaining obligation in the quarter ended September 30, 2008.

Our industry is also consolidating through acquisitions. We, along with many of our competitors, have been actively acquiring engineering software companies and key technologies that we believe will bring changes in the way products are developed, marketed and sold, including the transition within our industry to selling enterprise solutions. We believe that such consolidation will continue and will create new opportunities and challenges within our industry. Our acquisition of Network Analysis, Inc. in January 2008, which provided us thermal analysis technology, along with our acquisition of developed technology of The MacNeal Group in June 2008, which provided us enhancements to our Nastran technology, are part of a long-term strategy to provide our customers superior and leading-edge simulation technology for the global enterprise environment.

Total revenue for the six months ended June 30, 2008 increased 6% to $125.7 million when compared to $118.4 million for the same period in 2007. The 2008 period included $11.1 million of revenue resulting from favorable changes in foreign currency rates. Total operating expenses for the six months ended June 30, 2008 increased slightly to $106.2 million compared to $105.3 million for the same period in 2007. Included in the 2007 and 2008 periods were restructuring charges totaling $7.3 million and $0.8 million, respectively. Also included in total operating expenses for the 2008 period was an unfavorable impact from changes in foreign currency rates totaling $5.7 million.

Net cash provided by operations during the first six months of 2008 was $26.7 million compared to $5.9 million for the same period in 2007. The increase was mostly due to improved collections in accounts receivable as a result on an increased focus in collections and an increase in deferred maintenance more fully explained in our discussion of maintenance revenues provided below. Our cash, cash equivalents and investments increased 16% to $156.2 million at June 30, 2008 when compared to $135.0 million at December 31, 2007. Total deferred revenue at June 30, 2008 was $95.3 million compared to $80.6 million at December 31, 2007.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowance for doubtful accounts, income taxes, valuation of goodwill, other intangibles and long-lived assets, contingencies and litigation, restructuring charges and incentive compensation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2008 as compared to the critical accounting policies described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Annual Report on Form 10-K filed with the SEC on March 10, 2008.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	% of Revenue	2008	% of Revenue	2007	% of Revenue	2008	% of Revenue
Revenue:
Software	$22,982	37.8%	$21,067	32.7%	$45,985	38.9%	$43,025	34.2%
Maintenance	31,858	52.5%	35,946	55.8%	60,640	51.2%	68,976	54.9%
Services	5,898	9.7%	7,429	11.5%	11,762	9.9%	13,650	10.9%

Total Revenue	60,738	100.0%	64,442	100.0%	118,387	100.0%	125,651	100.0%

Cost of Revenue:
Software	2,427	4.0%	2,720	4.2%	5,519	4.7%	5,183	4.1%
Maintenance and Services	8,586	14.1%	9,473	14.7%	17,141	14.4%	19,044	15.2%

Total Cost of Revenue	11,013	18.1%	12,193	18.9%	22,660	19.1%	24,227	19.3%

Gross Profit	49,725	81.9%	52,249	81.1%	95,727	80.9%	101,424	80.7%

Operating Expenses:
Research and Development	11,897	19.6%	13,262	20.6%	25,102	21.2%	27,628	22.0%
Selling and Marketing	19,183	31.6%	23,625	36.7%	39,420	33.3%	47,269	37.6%
General and Administrative	13,951	23.0%	14,579	22.6%	32,624	27.6%	29,765	23.7%
Amortization of Intangibles	170	0.3%	337	0.5%	345	0.3%	673	0.5%
Restructuring and Other Charges	693	1.1%	705	1.1%	7,790	6.6%	844	0.7%

Total Operating Expenses	45,894	75.6%	52,508	81.5%	105,281	89.0%	106,179	84.5%

Operating Income (Loss)	3,831	6.3%	(259)	-0.4%	(9,554)	-8.0%	(4,755)	-3.8%

Other (Income) Expense:
Interest Expense	292	0.5%	265	0.4%	573	0.5%	543	0.4%
Other (Income) Expense, net	444	0.7%	(2,620)	-4.1%	(630)	-0.5%	(3,615)	-2.9%

Total Other (Income) Expense, net	736	1.2%	(2,355)	-3.7%	(57)	0.0%	(3,072)	-2.5%

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	3,095	5.1%	2,096	3.3%	(9,497)	-8.0%	(1,683)	-1.3%
Provision (Benefit) For Income Taxes	1,628	2.7%	1,065	1.7%	(4,539)	-3.8%	(508)	-0.4%

Income (Loss) From Continuing Operations	1,467	2.4%	1,031	1.6%	(4,958)	-4.2%	(1,175)	-0.9%
Income From Discontinued Operations, net of Income Taxes	871	1.4%	—	0.0%	1,046	0.9%	—	0.0%

Net Income (Loss)	$2,338	3.8%	$1,031	1.6%	$(3,912)	-3.3%	$(1,175)	-0.9%

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

Total Revenue

Total revenue for the three and six months ended June 30, 2008 increased 6% compared to the same periods in 2007 primarily due to the impact from favorable changes in foreign currency rates totaling $5.9 million and $11.1 million, respectively. Excluding the effect of changes in foreign currency rates, total revenue for the three and six months ended June 30, 2008 decreased 4% and 3%, respectively.

Software Revenue

Software revenue for the three and six months ended June 30, 2008 decreased 8% and 6%, respectively, compared to the same periods in 2007. The decreases were primarily attributable to lower sales of our engineering products partially offset by increases in sales of our enterprise and MD solutions. As more fully discussed in 2008 Highlights, we are in a product transition period, which has lengthened our sales cycle, and has caused our customers to evaluate licensing all of our products. During the three and six months ended June 30, 2008, revenue from enterprise and MD solutions sales represented approximately 33% and 30% of total software revenue, respectively, compared to 17% and 19% for the same periods in 2007, respectively. During the three and six months ended June 30, 2008, changes in foreign currency rates favorably impacted software revenue by $2.1 million and $4.1 million, respectively. Excluding these effects from changes in foreign currency rates during 2008, software revenue decreased 17% to $19.0 million for the three months ended June 30, 2008 and decreased 15% to $38.9 million for the six months ended June 30, 2008. During the six months ended June 30, 2008 total deferred software revenue decreased $3.0 million to $23.3 million at June 30, 2008.

Maintenance Revenue

Maintenance revenue for the three and six months ended June 30, 2008 increased 13% and 14%, respectively, compared to the same periods in 2007. The increases were primarily due to the timeliness of renewals, incremental growth in our installed customer base and continued high renewal rates from our prior years’ customer base. During the three and six months ended June 30, 2008, changes in foreign currency rates favorably impacted maintenance revenue by $3.2 million and $5.9 million, respectively. Excluding these effects from changes in foreign currency rates during 2008, maintenance revenue increased 3% to $32.7 million during the three months ended June 30, 2008 and increased 4% to $63.1 million during the six months ended June 30, 2008. During the six months ended June 30, 2008 total deferred maintenance revenue increased $18.3 million to $71.2 million at June 30, 2008.

Services Revenue

Services revenue for the three and six months ended June 30, 2008 increased 26% and 16%, respectively, compared to the same periods in 2007. The increases were attributable to higher simulation, implementation and post-deployment support services associated primarily with our MD solutions. During the three and six months ended June 30, 2008, changes in foreign currency rates favorably impacted services revenue by $0.6 million and $1.2 million, respectively. Excluding these effects from changes in foreign currency rates during 2008, services revenue increased 15% to $6.8 million during the three months ended June 30, 2008 and increased 6% to $12.5 million during the six months ended June 30, 2008. During the six months ended June 30, 2008 total deferred services revenue decreased $0.5 million to $0.8 million at June 30, 2008.

Revenue by Geography

The following table sets forth the revenue in each of the three geographic regions in which we operate for the three and six months ended June 30, 2007 and 2008 (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2008	Change	% Change	2007	2008	Change	% Change
Total Revenue:
Americas
Software	$4,476	$5,294	$818	18.3%	$10,661	$10,916	$255	2.4%
Maintenance	10,684	12,023	1,339	12.5%	21,250	23,135	1,885	8.9%
Services	2,067	2,823	756	36.6%	3,743	4,638	895	23.9%

Sub-total	17,227	20,140	2,913	16.9%	35,654	38,689	3,035	8.5%

EMEA
Software	8,773	7,512	(1,261)	(14.4%)	16,119	15,882	(237)	(1.5%)
Maintenance	12,915	14,184	1,269	9.8%	22,807	26,867	4,060	17.8%
Services	3,069	3,079	10	0.3%	5,501	5,575	74	1.3%

Sub-total	24,757	24,775	18	0.1%	44,427	48,324	3,897	8.8%

Asia
Software	9,734	8,261	(1,473)	(15.1%)	19,205	16,227	(2,978)	(15.5%)
Maintenance	8,259	9,739	1,480	17.9%	16,583	18,974	2,391	14.4%
Services	761	1,527	766	100.7%	2,518	3,437	919	36.5%

Sub-total	18,754	19,527	773	4.1%	38,306	38,638	332	0.9%

Total Revenue	$60,738	$64,442	$3,704	6.1%	$118,387	$125,651	$7,264	6.1%

% Revenue by Geography:
Americas	28.4%	31.3%			30.1%	30.8%
EMEA	40.7%	38.4%			37.5%	38.5%
Asia	30.9%	30.3%			32.4%	30.7%

Americas

Total revenue in Americas increased in 2008 as the result of increased sales to key customers in the aerospace and automotive industries. Software revenue increased during the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to higher revenue from greater product acceptance. Maintenance revenue increased due to the timeliness of renewals, incremental growth in our installed customer base and continued high renewal rates from our prior years’ customer base. In addition, the first six months of 2008 included reinstatement of maintenance totaling $3.0 million, of which $1.5 million was recognized in the second quarter of 2008. These amounts increased $1.7 million and $0.8 million for the same periods in 2007 and resulted from customers’ desire to have access to product enhancements. Services revenue increased due to higher revenue generated from process, implementation and post-deployment support services provided to key customers in the aerospace industry.

EMEA

Total revenue in EMEA for the three months ended June 30, 2008 was unchanged compared to the same period in 2007 despite a favorable impact from changes in foreign currency rates totaling $3.4 million. The major industries from which a significant portion of our revenue is derived are automotive, aerospace, manufacturing and shipbuilding. Excluding the effects of changes in foreign currency rates during 2008, total revenue decreased 14%. Software revenue decreased 14% despite a favorable impact from changes of foreign currency rates totaling $1.0 million. This decrease resulted from lower sales of engineering products partially offset by higher revenue from MD and enterprise solutions sales as we move through our transition. Maintenance revenue increased 10% due to a favorable impact from changes in foreign currency rates of $2.0 million partially offset by the impact of timing of annual renewals. Services revenue was unchanged compared to the 2007 period.

Total revenue in EMEA for the six months ended June 30, 2008 increased 9% compared to the same period in 2007 due primarily to favorable changes in foreign currency rates totaling $6.4 million. Excluding the effects of changes in foreign currency rates during 2008, total revenue decreased 6%. Software revenue decreased 2% as a result of lower revenue from sales of engineering products partially offset by higher revenue from MD solutions. The decrease in revenue from engineering products is due in part to lower conversions of lease to paid-up licenses compared to 2007. Excluding the effects of changes in foreign currency rates during 2008 totaling $2.1 million, software revenue decreased 14%. Maintenance revenue increased 18% primarily as a result of a favorable change in foreign currency rates totaling $3.5 million. Services revenue increased 1% due to a favorable change in foreign currency rates totaling $0.7 million, partially offset by lower training revenue attributable to non-recurring training provided to key aerospace customers in 2007.

Asia

Total revenue in Asia for the three months ended June 30, 2008 increased 4% compared to the same period in 2007 due primarily to a favorable impact from changes in foreign currency rates totaling $2.5 million. The major industries from which a significant portion of our revenue is derived are automotive, manufacturing, electronics and shipbuilding. Excluding the effects of changes in foreign currency rates during 2008, total revenue decreased 9%. Software revenue decreased 15% despite a favorable impact from changes in foreign currency rates totaling $1.1 million. The decrease was attributable to non-renewals of lease arrangements, the absence of significant conversions of leases to token-based licenses that occurred in 2007 and weakness in our indirect channel business compared to 2007. Maintenance revenue increased 18% due to favorable changes in foreign currency rates totaling $1.3 million, partially offset by the impact of non-renewals of lease arrangements and by the transition to token-based licenses discussed above. Services revenue increased 101% due to higher consulting revenue associated with MD and enterprise solutions and a favorable impact from changes in foreign currency rates of $0.2 million.

Total revenue in Asia for the six months ended June 30, 2008 was comparable to the same period in 2007 despite a favorable impact from changes in foreign currency rates of $4.7 million. Software revenue decreased 16% despite a favorable impact from changes of foreign currency rates of $2.0 million. The decrease was due to non-renewals of lease arrangements, the absence of significant conversions of leases to token-based licenses that occurred in 2007 and weakness in our indirect channel business compared to 2007. Maintenance revenue increased 14% due to favorable changes in foreign currency rates totaling $2.3 million, partially offset by the impact of lower software sales as discussed above. Services revenue increased 37% due to higher consulting revenue associated with MD and enterprise solutions and a favorable impact from changes in foreign currency rates of $0.4 million.

We believe that international revenue will continue to comprise a majority of our total net revenue. Economic weakness in any of the countries that contributes a significant portion of our revenue could have an adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to the Euro and Japanese Yen could significantly affect our future financial results for a given period.

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

The increase in compensation and benefit costs for the three and six months ended June 30, 2008 generally resulted from annual merit increases effective January 1, 2008 compared to similar increases effective July 1, 2007 net of the effects of any changes in headcount in all functions.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Software	$2,427	$2,720	12%	$5,519	$5,183	-6%
Percentage of product revenue	11%	13%		12%	12%
Maintanance and services	8,586	9,473	10%	17,141	19,044	11%
Percentage of maintenance and services revenue	23%	22%		24%	23%
Average Headcount	218	203	-7%	260	205	-21%

Total cost of revenue	$11,013	$12,193	11%	$22,660	$24,227	7%

Cost of Software Revenue

Cost of software revenue consists primarily of amortization of developed technology, third-party licenses and royalties for technology resold, embedded in or licensed with our software products, and other direct product costs, including those costs associated with software delivery, product packaging and documentation materials.

	Change in Comparative Periods
	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in thousands	$	%	$	%
Increased amortization of developed technology	$108	4%	$166	3%
Increased (decreased) third party licenses and royalties	243	10%	(354)	-6%
Various individually insignificant items	(58)	-2%	(148)	-3%

Total change	$293	12%	$(336)	-6%

The increased amortization of developed technology resulted from the acquisitions of Pioneer Solutions, Inc. in August 2007 and Network Analysis, Inc. in January 2008, and the purchase of developed technology from The MacNeal Group in June 2008. In addition, the cost of third party licenses being resold has increased as a result of the Network Analysis acquisition. Third party royalty expense is impacted by a more favorable product mix and has decreased compared to 2007 due to contracts renegotiated on more favorable terms to the Company or terminated royalty agreements lowering the third party content costs.

We expect the cost of software revenue percentage to be stable in the near-term.

Cost of Maintenance and Services Revenue

Cost of maintenance and services revenue consists primarily of personnel, outside consultancy costs and other direct costs required to provide post sales support, consulting and training services.

	Change in Comparative Periods
	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in thousands	$	%	$	%
Increased direct costs associated with consulting and training services	$309	4%	$729	4%
Increased compensation associated with higher incentive compensation and stock-based compensation	306	4%	85	1%
Increased contracted services	214	2%	230	1%
Increased compensation and related benefits associated with headcount, not included in direct costs	$(64)	-1%	$763	4%
Various individually insignificant items	122	1%	96	1%

Total change	$887	10%	$1,903	11%

All cost increases for the three months and the six months ended June 30, 2008 were attributable to higher per employee costs associated with increases in compensation and benefits on a per employee basis. Had exchange rates from the 2007 periods been in effect during 2008, total cost of maintenance and services revenue for the three and six months ended June 30, 2008 would have been lower by $0.7 million and $1.5 million, respectively.

Operating Expenses

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Expenses	$11,897	$13,262	11%	$25,102	$27,628	10%
Percentage of total revenue	20%	21%		21%	22%
Average Headcount	281	268	-5%	273	267	-2%

Our research and development expenses consist primarily of salaries and benefits, facility expenses, contracted services, incentive compensation and computer technology. Major research and development activities include developing our enterprise and MD solutions strategy, and enhancing the features and functionality of existing engineering tools.

	Change in Comparative Periods
	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in thousands	$	%	$	%
Increased compensation associated with higher incentive compensation and stock-based compensation	$741	6%	$638	2%
Increased compensation and related benefits associated with headcount	666	6%	1,462	6%
Increased (decreased) contracted services	(67)	-1%	188	1%
Increased (decreased) facilities and related costs	(86)	-1%	48	0%
Various individually insignificant items	111	1%	190	1%

Total change	$1,365	11%	$2,526	10%

The significant research and development activities during 2007 and 2008 included enhancements to our engineering products, including the integration of MD capabilities, and continuing development of our enterprise solutions. The average cost per employee was higher in 2008 as compensation costs increased primarily due to higher costs associated with annual merit increases as well as incentives granted to these employees . With the completion of the 2008 releases associated with these products, we believe our expenditures during the remainder of 2008 will decrease in absolute dollars compared to the first six months of 2008.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Expenses	$19,183	$23,625	23%	$39,420	$47,269	20%
Percentage of total revenue	32%	37%		33%	38%
Average Headcount	408	386	-5%	418	388	-7%

Our selling and marketing expenses consist primarily of salaries and benefits, sales commissions, facility costs, travel and entertainment, incentive compensation, product marketing and promotional materials, trade shows and customer conferences and professional services.

	Change in Comparative Periods
	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in thousands	$	%	$	%
Increased compensation and related benefits associated with headcount	$2,236	12%	$3,264	8%
Increased compensation associated with higher incentive compensation and stock-based compensation	667	3%	1,712	4%
Increased travel and entertainment	516	2%	989	3%
Increased third party commissions	352	2%	679	2%
Increased facilities and related costs	103	1%	166	0%
Various individually insignificant items	568	3%	1,039	3%

Total change	$4,442	23%	$7,849	20%

Average cost per employee was higher in 2008 due to annual merit increases, foreign exchange effects due to the weaker US dollar and higher incentives accrued under various sales plans. Had exchange rates from the 2007 periods been in effect during 2008, total selling and marketing expenses for the three and six months ended June 30, 2008 would have been lower by $2.1 million and $3.9 million, respectively.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Expenses	$13,951	$14,579	5%	$32,624	$29,765	-9%
Percentage of total revenue	23%	23%		28%	24%
Average Headcount	246	242	-2%	249	243	-2%

Our general and administrative expenses consist primarily of salaries, benefits and incentive compensation, facility costs, outside consulting and other professional services and travel and entertainment.

	Change in Comparative Periods
	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in thousands	$	%	$	%
Increased bad debt expense	$694	6%	$51	0%
Increased (decreased) compensation and related benefits associated with headcount	145	1%	(1,036)	-3%
Increased compensation associated with higher incentive compensation and stock-based compensation	99	1%	783	2%
Increased travel and entertainment	97	1%	175	1%
Decreased professional services	(242)	-2%	(2,435)	-8%
Decreased software licenses	(322)	-3%	(456)	-1%
Various individually insignificant items	157	1%	59	0%

Total change	$628	5%	$(2,859)	-9%

The changes in bad debt expense reflects the impact of recurring adjustments to our bad debt provision in connection with our assessment of collectability. The decrease in professional services is attributable to the completion of various information technology, accounting and tax projects in 2007. In 2007 we completed the implementation of our worldwide accounting and management system, and completed tax work associated with required FIN 48 analysis; no such costs were incurred in 2008 resulting in favorable comparisons. The decrease in compensation and benefits during the six months ended June 30, 2008 were due primarily from favorable trends in medical insurance claims.

Had exchange rates from the 2007 periods been in effect during 2008, total general and administrative expenses for the three and six months ended June 30, 2008 would have been lower by $0.7 million and $1.2 million, respectively.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Expenses	$170	$337	98%	$345	$673	95%
Percentage of total revenue	0%	1%		0%	1%

The increased amortization of intangibles resulted from the acquisitions of Pioneer Solutions, Inc. in August 2007 and Network Analysis, Inc. in January 2008, and the reclassification of trademarks and trade names with carrying value of $2.7 million from indefinite lived assets to other intangible assets at December 31, 2007.

Restructuring and Other Charges

	Three Months Ended June 30,			Six Months Ended June 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Restructuring	$229	$705	*	$7,326	$844	-88%
Percentage of total revenue	0%	1%		6%	1%
Impairment	$464	$—	*	$464	$—	*
Percentage of total revenue	1%	0%		0%	0%

Total Restructuring and Other Charges	$693	$705	2%	$7,790	$844	-89%

*	Not Meaningful

In June 2008, our management announced a cost reduction initiative that includes workforce reductions, significant reductions in contracted services primarily impacting information technology and product development activities and reorganizations of various departments. The workforce reductions will impact approximately 6% of our workforce throughout various departments and is projected to result in one-time termination benefits totaling approximately $1.8 million, of which we recognized approximately $0.3 million during the three months ended June 30, 2008. We expect all severance and related separation obligations related to this initiative will be substantially incurred and paid through September 30, 2008.

On January 17, 2007, our Board of Directors approved the implementation of a cost reduction program that included a 7% reduction of our workforce and additional facility closings and consolidations. As a result, we recognized restructuring charges totaling $7.1 million during the three months ended March 31, 2007 and additional facility related charges of $0.2 million during the three months ended June 30, 2007 representing primarily expected sublease income that was not recognized during the period. During the three and six months ended June 30, 2008, restructuring charges related to unrecognized sublease income totaled $0.4 million and $0.8 million, respectively. Similar charges related to sublease income will be recorded in future periods to the extent the Company does not enter into sublease arrangements. In addition, we reversed $0.3 million of the restructuring reserve related to the vacated facilities in the first quarter of 2008 after an assessment of the remaining liabilities.

The impairment charge recognized in 2007 related to costs of certain software assets no longer being used and trademarks associated with discontinued products.

Non-Operating Income and Expenses

Interest and Other (Income) Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Interest Expense	$292	$265	-9%	$573	$543	-5%
Percentage of total revenue	0%	0%		0%	0%
Other (Income) Expense, net	$444	$(2,620)	*	$(630)	$(3,615)	*
Percentage of total revenue	1%	-4%		-1%	-3%

Total Other (Income) Expense, net	$736	$(2,355)	*	$(57)	$(3,072)	*

*	Not Meaningful

Interest expense primarily consists of interest on our long-term debt and the amortization of debt discounts.

Other (income) expense, net includes interest income, foreign currency transaction gains and losses resulting from the re-measurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and other non-operating income and expense. Interest income earned during the three and six months ended June 30, 2008 totaled $0.9 million and $2.0 million, which was comparable to the same periods in 2007.

	Change in Comparative Periods
	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in thousands	$	%	$	%
Increased gain on sale of marketable equity securities	$(2,650)	*	$(2,650)	*
Increased foreign currency transaction gains	$(384)	*	(422)	*
Various individually insignificant items	$(30)	*	87	*

Total change	$(3,064)	*	$(2,985)	*

*	Not Meaningful

In May 2008, we sold our remaining marketable equity securities of Geometric Software Solutions Co. Ltd. (“GSSL”) for $2.7 million.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Provision (Benefit)	$1,628	$1,065	-35%	$(4,539)	$(508)	-89%
Percentage of total revenue	3%	2%		-4%	0%
Effective Tax Rate	53%	51%		48%	30%

Our effective tax rate on continuing operations is determined based on an estimate of our full -year income and the related income tax expense in each jurisdiction after an assessment of significant unusual or discrete items. To the extent these estimates change during the year, the effective rate for a given year to date period will be adjusted, with the impact of such changes reflected in the current quarter.

Our effective income tax rate differs from the U.S. federal statutory rate of 35%, primarily due to the impact of state taxes, earnings of foreign tax jurisdictions at tax rates different than 35%, non-deductible stock-based compensation and other permanent items not included in taxable income, and various uncertain tax positions. The decrease in the effective tax rate for six months ended June 30, 2008 compared to the same period in 2007 was due primarily to proportionately higher earnings in foreign tax jurisdictions subject to higher tax rates and the impact from non-deductible stock compensation.

In addition, our evaluation of the effective tax rate requires us estimate our current tax exposure under the most recent tax laws and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

We record net deferred tax assets to the extent our management believes these assets will more likely than not be realized. In making such determination, management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Although we have experienced recent taxable losses in our U.S. jurisdiction, management believes that the total net deferred tax assets in the U.S. of approximately $18 million are more likely than not realizable at June 30, 2008. However, should there be a change in factors and the assessment of our ability to recover any deferred tax assets, valuation allowances may need to be recorded which could materially impact our financial position and results of operations.

Discontinued Operations

In January 2007, we reoccupied certain facilities previously considered as part of our Systems business that was discontinued in 2003. Accordingly, we reversed $0.3 million of restructuring reserve related to such operations and recorded it as income from discontinued operations in the accompanying consolidated financial statements. In June 2007, we reversed $1.4 million of accrued liabilities associated with potential contractual claims related to our Systems business because we believe such claims are time barred by the statute of limitations. See Note 14—Discontinued Operations in Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of June 30, 2008, our principal sources of liquidity included cash and cash equivalents of $156.2 million. We believe that cash on hand and cash generated from operations will provide sufficient funds for normal working capital needs and operating resource expenditures over the next twelve months. Our ability to generate cash flows from operations in future periods will largely depend on our ability to increase the sales of new software licenses while increasing existing cash flows through strong maintenance contract renewals, and effective cost and cash management. Cash from operations could be affected by various risks and uncertainties. See Part II, Item 1A titled “Risk Factors”.

Our working capital (current assets minus current liabilities) at June 30, 2008 was $99.6 million compared to $107.3 million at December 31, 2007. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations.

Our primary source of cash is from our revenue stream. A significant portion of that revenue is from the sale of product enhancements and support (maintenance), for which payments are generally received near the beginning of the contract term, which is typically one year in length. We also generate significant cash from new software license sales and, to a lesser extent, services. In addition, we also receive cash from employees in connection with the exercise of stock options. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our capital expenditures and business acquisitions, and to a lesser extent, to pay principal and interest on our outstanding debt and to repurchase stock. See further discussion of these items below.

Cash Flows

The following data summarizes our consolidated statements of cash flows (in thousands).

	Six Months Ended June 30,
	2007	2008
Net Cash Provided By Operating Activities	$5,896	$26,670
Net Cash Used In Investing Activities	(4,342)	(2,657)
Net Cash Provided By (Used In) Financing Activities	(457)	1,504
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,046	633

Net Increase In Cash and Cash Equivalents	$2,143	$26,150

Cash Flows from Operating Activities

During the six months ended June 30, 2008, cash generated from our operations increased $20.8 million to $26.7 million compared to the same period in 2007. The increase resulted primarily from higher cash earnings, as well as changes in operating assets and liabilities caused primarily from increases deferred revenue and higher collections of accounts receivable, partially offset by higher payments of compensation and prepaid maintenance on purchased software and insurance. Our days sales outstanding was 82 days at June 30, 2008 and 91 days at December 31, 2007. The decrease in days sales outstanding during our second quarter compared to our fourth quarter is consistent with historical trends due to the seasonally high sales activities occurring during the fourth and first quarters, particularly in maintenance renewals which are collected in the second quarter.

Cash Flows from Investing Activities

Our principal investing activities for the six months ended June 30, 2008 included expenditures for our acquisitions of Network Analysis, Inc. and The MacNeal Group, LLC totaling $4.1 million and capital expenditures totaling $1.2 million. Additionally, we received proceeds from the sale of marketable equity securities of GSSL totaling $2.7 million. For the six months ended June 30, 2007 our principal investing activities included capital expenditures of $4.6 million.

The Company’s capital expenditures generally consist of the purchases of computer equipment and related software used in the development and support of our software products and business processes. Capital expenditures during the six months ended June 30, 2007 also included $2.9 million for the purchase of a perpetual license for software source code to be used in future product development activities. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management information systems. In 2008, we estimate that our capital expenditures will total approximately $6.0 million and will be primarily for the purchase of computer equipment and related software used in our development and business processes.

Cash Flows from Financing Activities

Our principal financing activities for the six months ended June 30, 2008 included stock repurchases associated with shares withheld to satisfy employee tax obligations totaling $1.1 million. Additionally, we received proceeds from the exercise of stock options totaling $3.4 million. For the six months ended June 30, 2007 our principal financing activities included stock repurchases under our stock repurchase programs and from shares withheld to satisfy employee tax obligations totaling $2.0 million. Additionally, we received proceeds from the exercise of stock options totaling $2.7 million.

Our current debt service obligations consist of interest and principal payments on the 8% Subordinated Notes Payable due June 17, 2009. As of June 30, 2008, our remaining principal payments include $6.5 million due in June 2009. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Our ability to increase sales of new software licenses while increasing existing cash flows through strong maintenance contract renewals is dependent upon our investment in new products, features and functionalities. During the six months ended June 30, 2008, our research and development expenditures increased 10% to $27.6 compared to the same period in 2007. Due to the short duration between technological feasibility and general availability of the new software to our customers, none of our research and development expenditures are capitalized. We estimate our expenditures for research and development activities in 2008 will total approximately $53 million, which reflects a decrease during the last six months of 2008 compared to the first six months due to the completion of the significant releases associated with our engineering product suite and SimEnterprise. We expect to continue to invest a substantial portion of our revenues in the development of our engineering product suite, including MD capabilities, and enterprise solutions.

Our investments of cash are made according to policies approved by the Board of Directors. At June 30, 2008, approximately 41% of our cash was maintained outside the U.S. and invested primarily in guaranteed deposits with our banks. Within the U.S., our cash is invested primarily in U.S. Treasury securities and money market funds for working capital purposes.

Contractual Commitments

Our commitments and contractual obligations as of June 30, 2008 did not change significantly since December 31, 2007 and included only those payments made in the ordinary course of business. A summary of our contractual obligations at December 31, 2007 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in our Annual Report of Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenue represented 69.9% and 69.2% of our total revenue for the six months ended June 30, 2007 and 2008, respectively. International sales are made mostly from our foreign subsidiaries in Europe and Asia and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the six months ended June 30, 2008, a 5% change in both the EURO and Yen would have impacted our total revenue by approximately $4.1 million and our income from continuing operations by approximately $1.1 million.

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

Investment Risk

As of June 30, 2008 we had no investments in marketable equity securities. In May 2008, we sold our remaining marketable equity securities consisting entirely of stock in Geometric Software Solutions Co. Ltd. (“GSSL”), a public company headquartered in India, which we also use for certain software development projects.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of June 30, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item is incorporated herein by reference to Note 13, “Contingencies,” to the unaudited condensed consolidated financial statements under Item 1 of Part I of this report.

Item 1A.	Risk Factors.

There have been no significant changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company acquired the following shares of equity securities during the three months ended June 30, 2008:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs (a)	Maximum Number Of Shares Purchasable Under The Program As Of End Of Period
Month #1
April 1, 2008 through April 30, 2008 (b)	3,751	$13.21	—	—
Month #2
May 1, 2008 through May 31, 2008 (b)	407	$11.75	—	—
Month #3
June 1, 2008 through June 30, 2008	—	—	—	—

Total	4,158	$13.07	—

(a)	On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock, which expired at close of business on November 7, 2007. The Company purchased an aggregate of 263,500 shares at an average price of $14.04 per share under the stock repurchase program.

(b)	These repurchased shares represent the number of shares withheld upon vesting of performance stock units and restricted stock units to satisfy income tax withholding payments made by the Company.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	On May 28, 2008, the Annual Meeting of Stockholders of the Company was held for the purpose of voting on:

(i)	The election of (a) two Directors to serve for terms of three years, and (b) one director to serve for a term of one year;

(ii)	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008.

(b)	The following matters were approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

(i)	Election of Directors

Nominee	For	Against or Withheld	Abstained	Broker Non-Votes
William J. Weyand (Class II – Term expires 2011)	41,574,355	812,591	N/A	N/A
Randolph H. Brinkley (Class II – Term expires 2011)	41,777,605	609,341	N/A	N/A
Robert A. Schriesheim (Class III—Term expires 2009)	41,397,377	989,569	N/A	N/A
(ii) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008.	42,281,401	33,550	71,995	-0-

The following directors continue to serve on our Board of Directors with terms expiring as set forth opposite their names:

Directors	Term Expires
Ashfaq A. Munshi	2009
Donald Glickman	2010
William F. Grun	2010

As announced in our Definitive Proxy Statement on Schedule 14A filed by us with the Securities and Exchange Commission on April 17, 2008, Mr. George N. Riordan did not stand for re-election following the expiration of his then current term which ended at the Company’s annual meeting of Stockholders on May 28, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)

Date: August 7, 2008	By:	/s/ SAM M. AURIEMMA
SAM M. AURIEMMA – Executive Vice President, Chief Financial Officer (Mr. Auriemma is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number

3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of MSC.Software Corporation, as amended through May 28, 2008, to change the exact number of directors from seven (7) to six (6) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed June 3, 2008, and incorporated herein by reference).

4.1	Rights Agreement, dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.2	Amendment No. 1, dated as of October 18, 2004, to Rights Agreement dated as of October 5, 1998, between The MacNeal-Schwendler Corporation (now MSC.Software Corporation) and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, filed October 21, 2004, and incorporated herein by reference).

4.3	Indenture, dated as of June 17, 1999 between The MacNeal-Schwendler Corporation and Chase Manhattan Bank and Trust Company N.A., as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

10.1*	Form of Amended Severance Compensation Agreement entered into effective May 28, 2008, with Glenn R. Wienkoop, John A. Mongelluzzo, and Sam M. Auriemma (filed as Exhibit 10.1 to a Current Report on Form 8-K filed June 3, 2008, and incorporated herein by reference).

10.2*	Form of Amended Severance Compensation Agreement entered into effective May 28, 2008, with Calvin R. Gorrell (filed as Exhibit 10.2 to a Current Report on Form 8-K filed June 3, 2008, and incorporated herein by reference).

10.3**	Fourth Amendment, dated as of May 13, 2008, to Agreement of Lease, dated August 25, 1999, between MSC.Software Corporation and Imperial Promenade Associates, LLC, a Delaware limited liability company.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan.

**	Indicates filed herewith.