Form 10-Q
period 2008-09-30
MSC SOFTWARE CORP
filed 2008-11-10
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2008

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

As of October 31, 2008, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 45,289,251.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share value amounts)

	December 31, 2007	September 30, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$130,076	$154,243
Investment	4,953	—
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,855 and $1,671, respectively	70,204	48,276
Income Taxes Receivable	2,974	2,898
Deferred Taxes	10,064	9,975
Other Current Assets	7,404	8,548

Total Current Assets	225,675	223,940
Property and Equipment, Net	18,900	15,865
Goodwill and Indefinite Lived Intangibles	171,911	173,329
Other Intangible Assets, Net	23,400	21,799
Deferred Tax Assets	13,763	23,780
Other Assets	13,496	13,063

Total Assets	$467,145	$471,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,549	$6,348
Compensation and Related Costs	24,673	20,897
Current Portion of Long-Term Debt	720	6,351
Restructuring Reserve	750	805
Income Taxes Payable	430	—
Deferred Revenue	75,239	71,932
Other Current Liabilities	8,874	9,397
Current Liabilities of Discontinued Operations	149	108

Total Current Liabilities	118,384	115,838
Unrecognized Tax Benefits	3,663	7,008
Long-Term Deferred Revenue	5,345	5,286
Long-Term Debt	6,216	—
Other Long-Term Liabilities	14,127	12,434

Total Liabilities	147,735	140,566

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 45,152,000 and 45,759,000 Issued and 44,674,000 and 45,197,000 Outstanding, respectively	451	458
Additional Paid-in Capital	430,927	445,415
Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(9,845)	(9,595)
Unrealized Investment Gain, net of Tax	3,036	—
Pension Liability Adjustment, net of Tax	369	360

Total Accumulated Other Comprehensive Loss	(6,440)	(9,235)

Accumulated Deficit	(99,107)	(97,944)
Treasury Shares, At Cost (478,000 and 562,000 Shares, respectively)	(6,421)	(7,484)

Net Shareholders’ Equity	319,410	331,210

Total Liabilities and Shareholders’ Equity	$467,145	$471,776

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenue:
Software	$19,874	$21,541	$65,859	$64,566
Maintenance	31,632	34,610	92,272	103,585
Services	5,681	7,583	17,443	21,234

Total Revenue	57,187	63,734	175,574	189,385

Cost of Revenue:
Software	2,173	2,636	7,692	7,818
Maintenance and Services	8,281	10,007	25,422	29,052

Total Cost of Revenue	10,454	12,643	33,114	36,870

Gross Profit	46,733	51,091	142,460	152,515

Operating Expenses:
Research and Development	12,428	11,612	37,530	39,239
Selling and Marketing	20,242	20,129	59,662	67,398
General and Administrative	12,670	14,906	45,294	44,670
Amortization of Intangibles	177	337	522	1,010
Restructuring and Other Charges	809	1,149	8,599	1,994

Total Operating Expenses	46,326	48,133	151,607	154,311

Operating Income (Loss)	407	2,958	(9,147)	(1,796)

Other (Income) Expense :
Interest Expense	300	271	873	814
Other (Income) Expense, net	(1,834)	1,220	(2,464)	(2,395)

Total Other (Income) Expense, net	(1,534)	1,491	(1,591)	(1,581)

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	1,941	1,467	(7,556)	(215)
Provision (Benefit) For Income Taxes	1,879	(870)	(2,660)	(1,378)

Income (Loss) From Continuing Operations	62	2,337	(4,896)	1,163
Income From Discontinued Operations, net of Income Taxes	—	—	1,046	—

Net Income (Loss)	$62	$2,337	$(3,850)	$1,163

Basic and Diluted Earnings (Loss) Per Share From Continuing Operations	$—	$0.05	$(0.11)	$0.03
Basic and Diluted Earnings Per Share From Discontinued Operations	$—	$—	$0.02	$—
Basic and Diluted Earnings (Loss) Per Share	$—	$0.05	$(0.09)	$0.03
Basic Weighted-Average Shares Outstanding	44,219	45,047	44,026	44,921
Diluted Weighted-Average Shares Outstanding	45,050	45,696	44,026	45,592

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,850)	$1,163
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Non-Cash Items:
Provision for Doubtful Accounts	434	393
Depreciation and Amortization of Property and Equipment	5,714	5,446
Amortization of Intangibles	4,436	5,271
Amortization of Debt Discount	135	135
Loss on Disposal of Long-Lived Assets	83	160
Amortization of Net Loss (Gain) and Transition Assets, net	84	(12)
Impairment of Assets	519	—
Gain on Sale of Investment	—	(2,629)
Stock-Based Compensation	4,974	7,600
Stock Option Modification	674	—
Benefit for Deferred Income Taxes	(5,379)	(1,445)
Excess Tax Benefits from Stock-Based Compensation	—	(2,393)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisition:
Trade Accounts Receivable	21,986	21,677
Other Current Assets	(2,902)	(808)
Other Assets	(984)	512
Accounts Payable	(5,889)	(1,261)
Compensation and Related Expenses	(2,077)	(3,789)
Restructuring Reserve	921	(585)
Accrued and Deferred Income Taxes, net	1,235	(1,735)
Unrecognized Tax Benefits	741	(424)
Deferred Revenue	(3,118)	(3,887)
Other Current Liabilities	(2,906)	523
Other Liabilities	2,885	(1,032)
Discontinued Operations	(1,700)	(41)

Net Cash Provided By Operating Activities	16,016	22,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(6,308)	(2,280)
Proceeds from Sale of Long-Lived Assets	624	18
Proceeds from Sale of Investment Securities	—	2,657
Payments for Businesses, Net of Cash and Certain Assets Acquired	(1,003)	(4,282)

Net Cash Used In Investing Activities	(6,687)	(3,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Common Stock	(2,633)	(1,063)
Repayment of Note Payable	(800)	(720)
Payment of Capital Lease Obligations	(484)	(174)
Proceeds from Exercise of Stock Options	3,225	4,502
Excess Tax Benefits from Stock-Based Compensation	—	2,393

Net Cash Provided By (Used In) Financing Activities	(692)	4,938

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,048	277

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,685	24,167
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,878	130,076

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,563	$154,243

Supplemental Cash Flow Information:
Income Taxes Paid, net	$1,112	$1,788
Interest Paid	$634	$572
Reconciliation of Businesses Acquired, Net of Cash and Certain Assets:
Fair Value of Assets Acquired	$1,141	$4,790
Liabilities Assumed	$(138)	$(508)

Payments for Businesses, Net of Cash and Certain Assets Acquired	$1,003	$4,282

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION AND CONSOLIDATION

Nature of Operations – MSC.Software Corporation (“MSC” or the “Company”) develops, markets and supports proprietary enterprise simulation solutions, including simulation software and related professional services. The Company’s enterprise simulation solutions are used in conjunction with computer-aided engineering to create a more flexible, efficient and cost-effective environment for product development. The Company’s products and services are marketed internationally to various industries, including aerospace, automotive, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Basis of Presentation and Consolidation – In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company has made all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2008 and the consolidated results of operations for the three and nine months ended September 30, 2007 and 2008. The consolidated results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements and accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement,” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date for FASB Statement No. 157” (“FSP 157-2”), which delayed the application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assists and non-financial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That

Asset Is Not Active” (“FSP 157-3”), which provides guidance in applying SFAS No. 157 in a market that is inactive and related disclosures. FSP 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company adopted SFAS No. 157 effective as of January 1, 2008 except as it applies to those non-financial assets and liabilities affected by the one-year delay. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on its consolidated results of operations and financial condition. Refer to Note 12 – Fair Value of Financial Instruments.

Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company does not expect SFAS No. 141(R) to have a significant impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

NOTE 3 – STOCK-BASED COMPENSATION

Under the Company’s 2006 Performance Incentive Plan (the “2006 Plan”), common stock may be issued to employees, directors and other eligible persons under a broad range of potential equity grants including stock options, stock appreciation rights, restricted stock, performance stock, stock units, phantom stock and dividend equivalents. Compensation cost for all stock-based awards is measured at fair value at date of grant and recognized as stock-based compensation expense on a straight line basis over the service period that the awards are expected to vest in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”). The amount of stock-based compensation expense recognized under SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on a review of historical rates and is updated each quarter as necessary.

As of September 30, 2008, there were approximately 5,594,000 shares reserved for future grants under the 2006 Plan. We expect to continue granting new equity grants from the reserved shares under the 2006 Plan.

The following table summarizes the stock-based compensation expense recognized during the three and nine months ended September 30, 2007 and 2008 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Stock Options	$1,333	$1,250	$3,235	$4,033
Restricted Stock Unit Awards	748	1,250	1,917	3,567
Performance Stock Unit Awards	—	—	(178)	—

	$2,081	$2,500	$4,974	$7,600

The stock-based compensation expense impacted the Company’s results of operations for the three and nine months ended September 30, 2007 and 2008 as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Cost of Revenue	$121	$124	$302	$402
Research and Development	270	208	523	821
Selling and Marketing	743	802	1,764	2,419
General and Administrative	947	1,366	2,385	3,958

Stock-Based Compensation Expense Before Taxes	2,081	2,500	4,974	7,600
Deferred Income Tax Benefit	(628)	(667)	(2,013)	(2,078)

Stock-Based Compensation Expense After Taxes	$1,453	$1,833	$2,961	$5,522

Effect on Basic and Diluted Earnings per Share	$0.03	$0.04	$0.07	$0.12

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

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options under SFAS 123(R). The Black-Scholes option-pricing model incorporates various highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for stock options is estimated by historical stock price volatility over the estimated expected term of the Company’s share-based awards. The expected term of all stock options was estimated using the “simplified” method as allowed under SAB 107 due to the lack of sufficient historical exercise data for options granted since September 2006, when the Company’s common stock began trading on NASDAQ.

The assumptions used to estimate the fair value of stock options granted for the three and nine months ended September 30, 2007 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	49.0%	47.0%	49.0%	47.3%
Risk-Free Interest Rate	4.9%	3.2%	5.0%	3.3%
Expected Term	6.1 Years	6.1 Years	6.1 Years	6.1 Years

The following table summarizes option activity during the nine months ended September 30, 2008 (dollar amounts in thousands, except option prices):

	Options	Option Price Per Share	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,588,257	$0.10 to $20.00	$12.35	6.6 Years	$8,804

Granted	113,500	$11.50 to $13.24	$12.68
Exercised	(350,799)	$0.10 to $13.00	$8.53
Forfeited	(146,721)	$12.62 to $15.58	$12.92
Expired	(429,738)	$4.68 to $20.00	$15.08

Outstanding at September 30, 2008	4,774,499	$0.10 to $19.95	$12.38	6.4 Years	$2,926

Exercisable at September 30, 2008	2,993,686	$0.10 to $19.95	$11.67	5.2 Years	$2,926

The weighted-average fair value of options granted during the nine months ended September 30, 2007 and 2008 was $7.13 and $6.34, respectively. The aggregate intrinsic value of options outstanding at September 30, 2007 and 2008 was calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 4,163,000 shares and 1,255,000 shares that had exercise prices lower than $13.62 and $10.70, the market price of the Company’s common stock at September 30, 2007 and 2008, respectively. The aggregate intrinsic value of options exercised during the three ended September 30, 2007 and 2008 was $144,000 and $785,000; and during the nine months ended September 30, 2007 and 2008 was $1,674,000 and $1,305,000 respectively, determined as of the date of exercise.

As of September 30, 2008, the number of options outstanding and exercisable under the 2006 Plan, as well as under predecessor plans, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$ 0.10 to $ 0.15	18,983	$0.10	2.8	18,983	$0.10	2.8
$ 4.68 to $ 7.02	228,651	$5.69	2.8	228,651	$5.69	2.8
$ 7.10 to $10.65	1,004,488	$9.13	4.8	1,001,988	$9.12	4.8
$10.70 to $16.05	3,266,377	$13.45	7.2	1,585,981	$13.63	5.8
$16.23 to $24.35	256,000	$18.24	6.3	158,083	$18.08	5.6

Total	4,774,499	$12.38	6.4	2,993,686	$11.67	5.2

The number of options vested or expected to vest at September 30, 2008 was 4,644,000 shares. These options had a weighted average exercise price of $12.34, a weighted-average remaining contractual life of 6.2 years and an aggregate intrinsic value of $2,926,000.

As of September 30, 2007 and 2008, total unamortized stock-based compensation cost related to unvested stock options was $16,666,000 and $10,497,000, with a weighted-average recognition period of 3.3 years and 2.4 years, respectively.

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

The fair value of restricted stock and restricted stock unit awards was determined based on the Company’s stock price as of the measurement date, which is the date of grant. As of September 30, 2007 and 2008, there was $13,244,000 and $13,713,000 of unamortized compensation cost related to the restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.0 years and 1.4 years, respectively.

The following table presents a summary of restricted stock unit activity for the nine months ended September 30, 2008:

	Restricted Stock Unit Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2007	1,027,224	$14.05
Granted	855,781	$13.03
Vested	(256,346)	$12.62
Forfeited	(151,002)	$13.47

Nonvested as of September 30, 2008	1,475,657	$13.77

During 2005 and 2006, in connection with the employment of executive officers and other key employees, the Company granted performance stock unit awards that vest and are payable in shares if the per share price of MSC’s common stock exceeds a pre-established per share price for thirty consecutive trading days on a national stock exchange within two years from the date of grant. The fair value of performance stock unit awards granted was estimated using the Monte Carlo simulation valuation model and was recognized as stock-based compensation expense over the applicable vesting periods ended March 31, 2007, net of adjustments for forfeitures of unvested shares. At September 30, 2008, there were no outstanding performance stock units.

Shares issued upon exercise of stock option and upon vesting of stock-based equity awards may be either from authorized but unissued shares or shares of treasury stock acquired in the open market.

NOTE 4 – PENSION PLANS

The Company has defined benefit plans covering substantially all of its full-time employees in Japan, Korea, Taiwan and Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German defined benefit plan is an unfunded plan, whereby the plan’s obligations to participants will be funded by a Company-owned insurance contract with a contract value of $3,959,000 and $4,310,000 as of December 31, 2007 and September 30, 2008, respectively.

The components of net periodic benefit cost related to these pension plans and recognized during the three and nine months ended September 30, 2007 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Service Cost	$252	210	$743	$641
Interest Cost	109	105	322	317
Expected Return on Plan Assets	(3)	(4)	(8)	(11)
Amortization of Transition Asset	1	2	4	4
Amortization of Net (Gain) Loss	28	(5)	80	(16)

Net Periodic Benefit Cost	$387	$308	$1,141	$935

The amortization of the transition asset and net (gain) loss has been included in other comprehensive income (loss), net of tax, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

The Company’s pension liabilities are reported in the consolidated balance sheets as follows (in thousands):

	December 31, 2007	September 30, 2008
Other Current Liabilities	$223	$42
Other Long-Term Liabilities	7,736	7,697

	$7,959	$7,739

For the nine months ended September 30, 2007 and 2008, contributions totaling $306,000 and $457,000, respectively, were made to the plans. The Company anticipates that contributions totaling approximately $590,000 will be made to its pension plans during 2008.

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net Income (Loss)	$62	$2,337	$(3,850)	$1,163
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments, net of Tax	861	(1,185)	1,828	250
Change in Unrealized Losses on Investments, net of Tax	(1,979)	—	(832)	(3,036)

Other Comprehensive Income (Loss)	(1,118)	(1,185)	996	(2,786)

Total Comprehensive Income (Loss), net of Tax	$(1,056)	$1,152	$(2,854)	$(1,623)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

On June 11, 2008, the Company acquired certain assets of The MacNeal Group, LLC (“TMG”), a developer of finite element analysis software. This acquisition allows the Company to develop and enhance its Nastran technology as part of a long-term strategy to provide customers superior and leading-edge simulation technology for the global enterprise environment. The Company paid $1,800,000 in cash at closing and paid an additional $200,000 in cash in July 2008 upon the delivery of certain source code and electronic media related to key technology purchased. The total purchase price of $2,000,000 was allocated to developed technology, an intangible asset.

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

The changes in the carrying amount of goodwill for each of the Company’s reporting units are as follows (in thousands):

	Software Segment	Services Segment	Total
Balance at December 31, 2007	$118,961	$33,351	$152,312
Acquisition of Network Analysis, Inc	1,418	—	1,418

Balance at September 30, 2008	$120,379	$33,351	$153,730

As of December 31, 2007 and September 30, 2008 indefinite lived intangibles totaled $19,599,000 primarily consisting of trademarks.

During the fourth quarter of each year, the Company tests goodwill and indefinite-lived intangibles for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill and indefinite-lived intangibles are tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred. In light of recent financial market disruptions and related developments, including the credit crisis and the actions taken by the U.S. government and other governments to support such credit markets, we considered these disruptions in connection with the testing for impairment of goodwill and indefinite-lived assets as of September 30, 2008. Based on such analysis, the Company concluded that there was no impairment of goodwill and indefinite-lived intangibles as of September 30, 2008.

As of December 31, 2007 and September 30, 2008 other intangible assets consisted of the following (in thousands):

	Estimated Useful Life	December 31, 2007	September 30, 2008
Developed Technology	3-10 years	$50,807	$53,717
Customer Relationships	5-15 years	7,755	8,465
Trademarks and Trade Names	3-5 years	2,747	2,797

		61,309	64,979
Less Accumulated Amortization		(37,909)	(43,180)

Other Intangible Assets, Net		$23,400	$21,799

Estimated future amortization expense of other intangible assets is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2008	$1,854
2009	$6,108
2010	$5,355
2011	$4,964
2012	$2,325
Thereafter	$1,193

The Company reviews other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. We considered recent financial market disruptions and related developments as possible indicators of impairment and concluded that there was no impairment of other intangible assets as of September 30, 2008.

NOTE 7 – RESTRUCTURING RESERVE

In June 2008, the Company announced a cost reduction initiative that includes workforce reductions, significant reductions in contracted services primarily impacting information technology and product development activities and reorganizations of various departments. The workforce reductions were expected to impact approximately 6% of employees throughout various departments, resulting in one-time termination benefits totaling approximately $1,800,000. During the three months ended September 30, 2008, the Company recognized approximately $709,000 of such costs related to terminated employees and since the announcement has recognized approximately $1,024,000. We expect the remaining costs will be substantially incurred by March 31, 2009.

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

During the nine months ended September 30, 2008, the Company recorded additional restructuring charges of $1,168,000 related to sublease income that was not recognized during the period and reversed $198,000 of the restructuring reserve related to the vacated facilities.

Similar charges related to sublease income will be recorded in future periods to the extent the Company does not enter into sublease arrangements. On a quarterly basis, the Company will review the adequacy of the remaining liabilities, which may result in adjustments to established reserves.

The following is the activity in the restructuring reserve during the nine months ended September 30, 2008:

	Workforce Reductions	Facilities	Total Restructuring Reserve
Balance at December 31, 2007	$86	$3,679	$3,765
Restructuring Charges, net of Adjustments	1,024	(198)	826
Sublease Income	—	1,168	1,168
Cash Payments	(1,040)	(1,539)	(2,579)
Effects from Changes in Foreign Currency Rates	2	2	4

Balance at September 30, 2008	$72	$3,112	$3,184

Current	$72	$733	$805
Long - Term	—	2,379	2,379

Balance at September 30, 2008	$72	$3,112	$3,184

The current portion of the reserve is reported separately while the long-term portion of the reserve is reported in other long-term liabilities in the consolidated balance sheet. Such long-term liabilities represent contractual lease obligations extending through 2013.

NOTE 8 – INCOME TAXES

The Company is subject to income tax in the multiple jurisdictions in which it operates. Accordingly, its consolidated tax expense (benefit) includes provisions for federal, state, and foreign income taxes. The relative proportions of its consolidated pre-tax income attributable to those jurisdictions, along with the applicable jurisdictional tax rate applied to the attributed income, determines the Company’s effective tax rate.

Principal differences between the Company’s recorded provision or benefit for income taxes and the amount determined by applying the U.S. federal statutory rate of 35% to pre-tax income or loss pertain to the effects of taxes associated with foreign operations, state taxes, changes in estimates from prior years, non-deductible compensation, and the recognition of uncertain tax benefits. Depending on the levels of consolidated pre-tax income or losses, the effects from the above can have a significant impact on the Company’s effective tax rate.

During the three months ended September 30, 2008, the Company recorded tax benefits totaling $1,532,000 related to changes in estimates from prior years, as well as to changes in uncertain tax positions. As a result, the effective tax rates for the three and nine months ended September 30, 2008 were 59% and 640%, respectively.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Although the Company has experienced recent taxable losses in the U.S., management believes that certain U.S. net deferred tax assets of approximately $17.5 million are more likely than not realizable at September 30, 2008. However, should there be a change in factors and the assessment of the Company’s ability to recover any deferred tax assets, valuation allowances may need to be recorded, which could materially impact the Company’s financial position and results of operations.

The Company adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, the Company recognizes all or a portion of the financial statement benefit of an uncertain income tax position only if and when the position, based solely on its technical merits and on all relevant information as of the reporting date, would have a greater than 50% probability of being sustained were the relevant taxing authority to audit the applicable tax return(s). If a tax position meets the threshold, then the Company will evaluate the benefits it would recognize at increasing levels of cumulative probabilities, and will record the largest amount of benefit that would have a greater than 50% probability of being sustained on audit (including resolution of any related appeals or litigation). The Company recognizes no benefit of an uncertain tax position that fails to meet the greater than 50% probability threshold. At December 31, 2007 and September 30, 2008, the Company’s unrecognized tax benefits were $16,511,000 and $16,489,000, respectively.

The Company’s unrecognized tax benefits at September 30, 2008 include $15,683,000 that, if recognized, would reduce the annual effective tax rate. Of this amount, $8,055,000 pertains to foreign taxes paid, which may require a valuation allowance against the recognized deferred tax asset, thereby offsetting the related recognized tax benefit and its impact on the annual effective tax rate.

During the nine months ended September 30, 2008, the Company accrued liabilities for interest of $421,000, and for potential penalties of $78,000, related to unrecognized tax benefits. At September 30, 2008, the Company had a recorded liability for potential penalties and interest of $112,000 and $791,000, respectively.

Over the next 12 months, the Company is likely to recognize $2,066,000 of benefits from its uncertain tax positions, primarily through the expiration of limitation periods for assessment.

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

NOTE 9 – SEGMENT INFORMATION

The Company applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to determine its operating segments. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by key decision makers in deciding how to allocate resources and in assessing performance. Under SFAS No. 131, the Company currently operates in two operating segments—software and services. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers.

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

The revenue and gross profit attributable to these segments are included in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenue:
Software	$19,874	$21,541	$65,859	$64,566
Maintenance	31,632	34,610	92,272	103,585
Services	5,681	7,583	17,443	21,234

Total Revenue	$57,187	$63,734	$175,574	$189,385

Gross Profit:
Software	$17,701	$18,905	$58,167	$56,748
Maintenance and Services	29,032	32,186	84,293	95,767

Total Gross Profit	$46,733	$51,091	$142,460	$152,515

International operations consist primarily of foreign sales offices selling software developed in the United States and providing consulting and training services. Revenue is attributed to the country in which the customer is located. For the three and nine months ended September 30, 2007 and 2008, no single customer accounted for 10% or more of the Company’s total revenue.

The following tables summarize consolidated revenue and identifiable assets of the Company’s operations by geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenue:
The Americas (1)	$17,584	$20,300	$53,238	$58,989
EMEA	21,490	25,317	65,917	73,641
Asia (2)	18,113	18,117	56,419	56,755

Total Revenue	$57,187	$63,734	$175,574	$189,385

			December 31, 2007	September 30, 2008
Identifiable Assets:
The Americas (1)			$348,518	$349,136
EMEA			61,139	69,151
Asia (2)			57,488	53,489

Total Identifiable Assets			$467,145	$471,776

(1)	Substantially the United States.

(2)	Substantially Japan.

The net assets of the Company’s foreign subsidiaries totaled $46,038,000 and $45,623,000 as of December 31, 2007 and September 30, 2008, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $5,885,000 and $4,909,000 as of December 31, 2007 and September 30, 2008, respectively.

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding equity awards using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Income (Loss) from Continuing Operations	$62	$2,337	$(4,896)	$1,163
Income from Discontinued Operations	—	—	1,046	—

Net Income (Loss)	$62	$2,337	$(3,850)	$1,163

Weighted-Average Common Shares Outstanding	44,219	45,047	44,026	44,921
Diluted Effect of Employee Stock Options and Restricted Stock Units	831	649	—	671

Diluted Weighted-Average Common Shares Outstanding	45,050	45,696	44,026	45,592

Basic and Diluted Earnings (Loss) Per Share From Continuing Operations	$—	$0.05	$(0.11)	$0.03
Basic and Diluted Earnings Per Share From Discontinued Operations	$—	$—	$0.02	$—
Basic and Diluted Earnings (Loss) Per Share	$—	$0.05	$(0.09)	$0.03

The following stock options with exercise prices greater than the average market price of common shares as of September 30, 2007 and 2008 were not included in the computation of diluted loss per share as the effect would be anti-dilutive:

	Number of Shares	Price Per Share
Anti-Dilutive Stock Options:
As of September 30, 2007	1,986,000	$13.70 to $27.50
As of September 30, 2008	3,520,000	$10.74 to $19.95

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

In addition, during the nine months ended September 30, 2007 and 2008, the Company withheld 113,650 and 84,241 shares of restricted stock as settlement of income taxes paid by the Company on behalf of employees totaling $1,572,000 and $1,063,000, respectively. Such amount has been recorded in treasury stock on the consolidated balance sheet.

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

For recognition purposes, the Company measures its marketable equity securities at fair value on a recurring basis. The fair value of available for sale marketable equity securities of Geometric Limited, formerly Geometric Software Solutions Co. Ltd. (“GSSL”) was $4,953,000 at December 31, 2007. In May 2008, these marketable equity securities were sold. The fair value of marketable equity securities held by the Company’s non-qualified supplemental retirement plan was $1,869,000 at December 31, 2007 and $1,438,000 at September 30, 2008 as determined using quoted prices in active markets (Level 1) and/or significant unobservable inputs (Level 3) as presented in the table below.

For disclosure purposes only, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s subordinated notes payable represents the net present value of discounted cash flows. The Company’s subordinated notes payable is reported at amortized cost in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” and was $6,936,000 at December 31, 2007 and $6,351,000 at September 30, 2008. The fair value of the Company’s subordinated notes payable was $7,455,000 at December 31, 2007 and $6,600,000 at September 30, 2008.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are summarized below (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Equity Securities Held in Supplemental Retirement Plan	$1,438	$814	$—	$624
Marketable Equity Securities Held in Life Insurance Contracts	$516	$516	$—	$—
Financial Liability:
Subordinated Notes Payable	$6,351	$—	$—	$6,600

The fair values of the recurring financial assets and liabilities measured using Level 3 inputs changed during the nine months ended September 30, 2008 as follows (in thousands):

	Marketable Equity Securities - Supplemental Retirement Plan	Subordinated Notes Payable
Balance at December 31, 2007	$620	$7,455
Total Realized and Unrealized Gains or Losses
Included in Earnings or Changes in Net Assets	—	(135)
Currency Translation Included in Other Comprehensive Income	(12)	—
Purchases, Issuances and Settlements	16	(720)
Transfer In and / or Out of Level 3	—	—

Balance at September 30, 2008	$624	$6,600

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. No impairment of long-lived assets was recorded during the nine months ended September 30, 2008.

Goodwill and indefinite-lived intangibles are tested for impairment annually or whenever events or circumstances make it more likely than not that impairment may have occurred. No impairment of goodwill and indefinite-lived intangibles was recorded during the nine months ended September 30, 2008.

NOTE 13 – CONTINGENCIES

Litigation and Other Matters

The Company is subject to various claims and legal proceedings that arise in the ordinary course of its business. The Company is vigorously defending asserted claims, and believes it has adequately reserved for losses that may result from all asserted and unasserted claims, none of which are considered material at September 30, 2008. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on the Company’s financial condition or results of operations. Further, the Company has initiated various actions against third parties, principally related to intellectual property matters.

The Company is periodically audited by various taxing authorities in the United States of America and in other countries in which the Company does business. In August 2008, tax auditors in Germany notified the Company that they did not believe the Company properly charged and remitted VAT on sales to certain customers during the years 2004 through 2006. Preliminary assessments indicate that the amount of VAT applicable to this claim was approximately $550,000. The Company is currently evaluating this matter, and believes it may be able to reduce the total amount of the claim but cannot determine at September 30, 2008 what amount, if any, will ultimately be paid.

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

The Company generally warrants that its software products will perform for 90 days (longer in some jurisdictions) in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer. If necessary, the Company would accrue for the estimated cost of product warranties based on specific warranty claims and claim history. However, the Company has not incurred significant expense under its product warranties. Accordingly, there are no liabilities recorded for these claims as of December 31, 2007 and September 30, 2008.

Severance Compensation Agreements

As of September 30, 2008, the Company has Severance Compensation agreements (“Agreements”) with nineteen employees. These Agreements, subject to annual review by the Company’s Board of Directors, are automatically extended in one year increments unless canceled by the Company 60 days prior to the end of the calendar year. These Agreements provide for specified benefits in the event of a Change in Control, as defined in the Agreements. Mr. Weyand also has a change in control provision in his employment contract. For Messrs. Weyand, Wienkoop, Mongelluzzo, Auriemma, Gorrell and Mobayen these Agreements and employment contract provide 2.5 times annual salary and bonus in the event of termination by the Company for other than Cause (as defined) or by the executive for other than Good Reason (as defined) within two years following a Change in Control (as defined). In addition, these individuals would receive a “gross-up-payment” for any excise tax imposed by Section 4999 of the Internal Revenue Code. Two other executives would be entitled to a 2.0 multiple under the Agreements but are not subject to a gross–up-payment. Twelve other employees would be entitled to a 1.0 multiple under the Agreements but are not subject to a gross-up-payment. The Agreements also provide for additional benefits including continued health care benefits. In accordance with his employment contract, Mr. Weyand would be entitled to one time his annual salary if terminated for other than cause when there has been no change in control.

NOTE 14 – DISCONTINUED OPERATIONS

Systems Business

In 2003, the Company discontinued its Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of December 31, 2007 and September 30, 2008, the restructuring reserve totaled $149,000 and $108,000, respectively, which relate to remaining lease obligations that will terminate in 2010.

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

Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

We operate in the three geographic regions, The Americas, EMEA and Asia, and manage our businesses in each region based on software sold and services provided to our customers. These regions operate similarly with respect to industries, customer base and sales channels, but each has unique challenges and opportunities. Although our consolidated results are reported in United States dollars, our foreign regions conduct their transactions in local currency. As a result, our consolidated results of operations may be significantly impacted by changes in foreign currency exchange rates.

The following table shows the changes in the reporting currencies of our EMEA and Asia regions from which we derive a significant portion of our revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
Average Exchange Rate to US $1	2007	2008	% Change Favorable (Unfavorable)	2007	2008	% Change Favorable (Unfavorable)
EMEA - Euro	0.7280	0.6653	8.6%	0.7445	0.6579	11.6%
Asia - Japanese Yen	117.8942	107.7054	8.6%	119.3789	105.8816	11.3%

2008 Highlights

We completed key technical enhancements of our core engineering tools, as well as our multi-discipline (“MD”) technologies through the release of our engineering analysis product suite in June 2008. This engineering analysis suite provides a common technology foundation to fully integrate our engineering tools and MD solutions with a direct connectivity to our SimEnterprise solution. This new technology provides our customers a seamless path forward to enterprise simulation and ensures next generation technology will work with current products in an interoperable way.

In addition, as part of our product transition strategy to provide fully integrated simulation solutions, we released SimEnterprise R3 and its key components, SimXpert R3, SimDesigner R3 and SimManager R3, that will significantly improve the way analysts, designers and suppliers collaborate. In October 2008, we extended the SimEnterprise offerings with the release of FluidConnection R3, which is integrated with SimManager to provide the benefits of process capture and automation available to CFD applications. We believe these new releases improve upon our scalable solution for enterprise simulation management that should result in faster, more innovative design methodologies that decrease development costs and establish a competitive advantage for our customers.

Since 2006, when we initiated this product transition strategy, our software sales have been and continue to be adversely impacted. Our major customers were required to re-evaluate their simulation and engineering needs and to revise, review and approve higher funding requirements. Although many of our strategic customers became early adopters of the enterprise solutions, our experience to date shows that selling enterprise solutions generally lengthens the sales cycles, leading to delays in licensing all our products. However, we continue to believe our transition to selling enterprise solutions will ultimately lead to higher average orders and increased software revenue.

In addition, the transition to developing and selling enterprise solutions has impacted our operations in a variety of ways including requiring significant expenditures on research and development activities, changes in our sales force and sales processes and changes in our employee base. With the current releases of our engineering analysis products and simulation solutions, our management has committed to making improvements in our cost structures and other operational efficiencies. In June 2008, our management announced a new cost reduction initiative that included: (i) reductions in contracted services primarily impacting information technology and product development activities, (ii) workforce reductions, and (iii) reorganizations of various departments. The completion of the current releases described above, as well as the completion of information technology projects, including post-implementation support for our worldwide financial and information system, allowed us to effect a reduction in contracted services. The workforce reductions are expected to impact approximately 6% of our employees within various departments and will result in severance related payments totaling approximately $1.8 million. We have recognized approximately $0.7 million and $1.0 million of such costs during the three and nine months ended September 30, 2008, respectively, and expect to recognize the remaining costs by March 31, 2009. At September 30, 2008, we had 1,033 employees compared to 1,116 at December 31, 2007.

Our industry is also consolidating through acquisitions. We, along with many of our competitors, have been actively acquiring engineering software companies and key technologies that we believe will bring changes in the way products are developed, marketed and sold, including the transition within our industry to selling enterprise solutions. We believe that such consolidation will continue and will create new opportunities and challenges within our industry. Our acquisition of Network Analysis, Inc. in January 2008, which provided us thermal analysis technology, along with our acquisition of developed technology from The MacNeal Group in June 2008, which provided us enhancements to our Nastran technology, are part of a long-term strategy to provide our customers superior and leading-edge simulation technology for the global enterprise environment.

Total revenue for the nine months ended September 30, 2008 increased 8% to $189.4 million when compared to $175.6 million for the same period in 2007. The 2008 period included $15.7 million of revenue resulting from favorable changes in foreign currency rates. Total operating expenses for the nine months ended September 30, 2008 increased slightly to $154.3 million compared to $151.6 million for the same period in 2007. Included in the 2007 and 2008 periods were restructuring and other charges totaling $8.6 million and $2.0 million, respectively. Also included in total operating expenses for the 2008 period was an unfavorable impact from changes in foreign currency rates totaling $7.6 million.

Net cash provided by operations during the first nine months of 2008 was $22.8 million compared to $16.0 million for the same period in 2007. The increase resulted primarily from higher cash earnings, partially offset by changes in net operating assets and liabilities. Our cash, cash equivalents and investments increased 14% to $154.2 million at September 30, 2008 when compared to $135.0 million at December 31, 2007. Total deferred revenue at September 30, 2008 was $77.2 million compared to $80.6 million at December 31, 2007.

Recent Economic Events

In light of recent financial market disruptions and related developments, including the credit crisis and the actions taken by the U.S. government and other governments to support such credit markets, we are in the process of assessing what impact these disruptions may have on our results of operations, financial condition and cash flows in the foreseeable future. We do not believe these financial market disruptions and other developments will directly affect our liquidity over the next twelve months as it relates to our investments and access to credit markets. However, we believe that our future financial results could be significantly affected by the impact these disruptions have on certain key industries and customers we serve, particularly those customers with large capital budgets that require access to credit markets or are vulnerable to any downturns in their business caused by these market disruptions and related economic uncertainties.

Any significant or prolonged economic downturn that directly impacts our customers in key industries we serve, such as aerospace and automotive, will have an adverse effect on our sales and operating results, including potentially higher allowance for doubtful accounts receivable and possible impairment of goodwill, indefinite-lived intangible assets and long-lived assets, including certain intangible assets.

In addition, such downturn would require us to evaluate our operations that may lead to various changes to our business operations and related processes, curtailment of product development and/or changes to our pricing model. Such decisions may result in additional expenses or may impact our ability to effectively compete in our market.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowance for doubtful accounts, income taxes, valuation of goodwill, other intangibles and long-lived assets, contingencies and litigation, restructuring charges and incentive compensation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2008 as compared to the critical accounting policies described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008.

In addition to these estimates and assumptions that we utilize in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenue could significantly affect our future operations. We must make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related forecasts of revenue may differ significantly from actual revenue in a particular reporting period as the forecasts and assumptions were made using the best available data at the time, which is subject to change. Specifically, slowdowns in the global economy and information technology spending may cause customer purchasing decisions to be delayed, reduced in amount or cancelled. Variation in the pipeline or the conversion rate of the pipeline into contracts could render our plans and budget inaccurate and could also adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect our business, financial condition or results of operations.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in Note 2 to our Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth items included in or derived from our unaudited condensed consolidated statements of operations included elsewhere in this report (amounts in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	% of Revenue	2008	% of Revenue	2007	% of Revenue	2008	% of Revenue
Revenue:
Software	$19,874	34.8%	$21,541	33.8%	$65,859	37.5%	$64,566	34.1%
Maintenance	31,632	55.3%	34,610	54.3%	92,272	52.6%	103,585	54.7%
Services	5,681	9.9%	7,583	11.9%	17,443	9.9%	21,234	11.2%

Total Revenue	57,187	100.0%	63,734	100.0%	175,574	100.0%	189,385	100.0%

Cost of Revenue:
Software	2,173	3.8%	2,636	4.1%	7,692	4.4%	7,818	4.1%
Maintenance and Services	8,281	14.5%	10,007	15.7%	25,422	14.5%	29,052	15.4%

Total Cost of Revenue	10,454	18.3%	12,643	19.8%	33,114	18.9%	36,870	19.5%

Gross Profit	46,733	81.7%	51,091	80.2%	142,460	81.1%	152,515	80.5%

Operating Expenses:
Research and Development	12,428	21.7%	11,612	18.2%	37,530	21.4%	39,239	20.7%
Selling and Marketing	20,242	35.4%	20,129	31.6%	59,662	34.0%	67,398	35.6%
General and Administrative	12,670	22.2%	14,906	23.4%	45,294	25.7%	44,670	23.6%
Amortization of Intangibles	177	0.3%	337	0.6%	522	0.3%	1,010	0.5%
Restructuring and Other Charges	809	1.4%	1,149	1.8%	8,599	4.9%	1,994	1.1%

Total Operating Expenses	46,326	81.0%	48,133	75.6%	151,607	86.3%	154,311	81.5%

Operating Income (Loss)	407	0.7%	2,958	4.6%	(9,147)	-5.2%	(1,796)	-1.0%

Other (Income) Expense:
Interest Expense	300	0.5%	271	0.4%	873	0.5%	814	0.4%
Other (Income) Expense, net	(1,834)	-3.2%	1,220	1.9%	(2,464)	-1.4%	(2,395)	-1.3%

Total Other (Income) Expense, net	(1,534)	-2.7%	1,491	2.3%	(1,591)	-0.9%	(1,581)	-0.9%

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	1,941	3.4%	1,467	2.3%	(7,556)	-4.3%	(215)	-0.1%
Provision (Benefit) For Income Taxes	1,879	3.3%	(870)	-1.4%	(2,660)	-1.5%	(1,378)	-0.7%

Income (Loss) From Continuing Operations	62	0.1%	2,337	3.7%	(4,896)	-2.8%	1,163	0.6%
Income From Discontinued Operations, net of Income Taxes	—	0.0%	—	0.0%	1,046	0.6%	—	0.0%

Net Income (Loss)	$62	0.1%	$2,337	3.7%	$(3,850)	-2.2%	$1,163	0.6%

Revenue

Revenue Background

We generate our revenue from the sale of software licenses, maintenance, consulting and training services. The timing and amount of revenue recognized from software licenses, maintenance and services agreements vary. We recognize (i) revenue on a paid-up software license in the period in which the license is delivered, and on a lease, ratably over the license term, (ii) maintenance revenue, generated either as an element of a software license or by a separate renewal agreement, ratably over the maintenance period (normally one year), and (iii) services revenue, generated primarily from consulting and training agreements when services are performed.

Due to the cyclical nature of new product releases and spending by larger global accounts, our revenue is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or reseller represented more than 10% of total revenue during the periods presented.

Total Revenue

Total revenue for the three and nine months ended September 30, 2008 increased 11% and 8%, respectively, compared to the same periods in 2007 primarily due to the impact from favorable changes in foreign currency rates totaling $4.6 million and $15.7 million, respectively. Excluding the effect of changes in foreign currency rates, total revenue increased 3% for the three months and decreased 1% for nine months ended September 30, 2008.

Software Revenue

Software revenue for the three months increased 8% compared to the same period in 2007 due primarily from favorable changes in foreign currency rates totaling $1.6 million. Software revenue for the nine months decreased 2% compared to the same period in 2007 due primarily from lower sales of our engineering products partially offset by increases in sales of our MD and enterprise solutions, including sales of enterprise advantage license units. As more fully discussed in 2008 Highlights, we are in a product transition period, which has lengthened our sales cycle, and has caused our customers to evaluate licensing all of our products. During the three and nine months ended September 30, 2008, revenue from sales of enterprise and MD solutions represented approximately 35% and 32% of total software revenue, compared to 20% and 19% for the same periods in 2007, respectively. During the three and nine months ended September 30, 2008, changes in foreign currency rates favorably impacted software revenue by $1.6 million and $5.7 million, respectively. Excluding these effects from changes in foreign currency rates during 2008, software revenue was unchanged for the three months ended September 30, 2008 and decreased 11% to $58.9 million for the nine months ended September 30, 2008 compared to the same periods in 2007. During the nine months ended September 30, 2008 total deferred software revenue decreased $5.4 million to $21.1 million.

Maintenance Revenue

Maintenance revenue for the three and nine months ended September 30, 2008 increased 9% and 12%, respectively, compared to the same periods in 2007. The increases were primarily due to the timeliness of renewals, incremental growth in our installed customer base and continued high renewal rates from our prior years’ customer base. In addition, maintenance revenue for the three and nine months ended September 30, 2008 included $2.1 million and $4.1 million, respectively, of revenue recognized upon customers’ reinstatement of previously expired maintenance. This compares to $1.8 million and $2.2 million recognized during the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2008, changes in foreign currency rates favorably impacted maintenance revenue by $2.5 million and $8.4 million, respectively. Excluding these effects from changes in foreign currency rates during 2008, maintenance revenue increased 2% to $32.1 million for the three months ended September 30, 2008 and increased 3% to $95.2 million for the nine months ended September 30, 2008 compared to the same periods in 2007. During the nine months ended September 30, 2008 total deferred maintenance revenue increased $2.4 million to $55.3 million.

Services Revenue

Services revenue for the three and nine months ended September 30, 2008 increased 33% and 22%, respectively, compared to the same periods in 2007. The increases were attributable to higher simulation, implementation and post-deployment support services associated primarily with our MD solutions. During the three and nine months ended September 30, 2008, changes in foreign currency rates favorably impacted services revenue by $0.5 million and $1.6 million, respectively. Excluding these effects from changes in foreign currency rates during 2008, services revenue increased 25% to $7.1 million for the three months ended September 30, 2008 and increased 12% to $19.6 million for the nine months ended September 30, 2008 compared to the same periods in 2007. During the nine months ended September 30, 2008 total deferred services revenue decreased $0.4 million to $0.8 million.

Revenue by Geography

The following table sets forth the revenue in each of the three geographic regions in which we operate for the three and nine months ended September 30, 2007 and 2008 (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2008	Change	% Change	2007	2008	Change	% Change
Total Revenue:
Americas
Software	$4,954	$6,303	$1,349	27.2%	$15,615	$17,219	$1,604	10.3%
Maintenance	10,850	11,006	156	1.4%	32,100	34,140	2,040	6.4%
Services	1,780	2,991	1,211	68.0%	5,523	7,630	2,107	38.2%

Sub-total	17,584	20,300	2,716	15.4%	53,238	58,989	5,751	10.8%

EMEA
Software	6,984	8,153	1,169	16.7%	23,103	24,035	932	4.0%
Maintenance	11,806	14,077	2,271	19.2%	34,613	40,944	6,331	18.3%
Services	2,700	3,087	387	14.3%	8,201	8,662	461	5.6%

Sub-total	21,490	25,317	3,827	17.8%	65,917	73,641	7,724	11.7%

Asia
Software	7,937	7,085	(852)	(10.7%)	27,142	23,312	(3,830)	(14.1%)
Maintenance	8,975	9,527	552	6.2%	25,558	28,501	2,943	11.5%
Services	1,201	1,505	304	25.3%	3,719	4,942	1,223	32.9%

Sub-total	18,113	18,117	4	0.0%	56,419	56,755	336	0.6%

Total Revenue	$57,187	$63,734	$6,547	11.4%	$175,574	$189,385	$13,811	7.9%

% Revenue by Geography:
Americas	30.7%	31.9%			30.3%	31.1%
EMEA	37.6%	39.7%			37.6%	38.9%
Asia	31.7%	28.4%			32.1%	30.0%

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

Americas

Total revenue in Americas increased in 2008 as the result of increased sales to key customers in the aerospace and automotive industries. Software revenue increased during the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to greater product acceptance. Maintenance revenue increased due to the timeliness of renewals, incremental growth in our installed customer base and continued high renewal rates from our prior years’ customer base. In addition, maintenance revenue for the nine months ended September 30, 2007 and 2008 included $0.8 million and $2.4 million, respectively, of revenue recognized upon customers’ reinstatement of previously expired maintenance. Services revenue increased due to higher revenue generated from process, implementation and post-deployment support services provided to key customers in the aerospace and automotive industries, including $1.1 million recognized upon completion of a long-term consulting arrangement with a key automotive customer in the third quarter of 2008.

EMEA

The industries in EMEA from which a significant portion of revenue is derived are automotive, aerospace, manufacturing and shipbuilding.

Total revenue in EMEA for the three months ended September 30, 2008 increased 18% compared to the same period in 2007 primarily due to a favorable impact from changes in foreign currency rates totaling $2.6 million. Excluding the effects of changes in foreign currency rates during 2008, total revenue increased 6%. Software revenue increased 17% primarily due to a favorable impact from changes of foreign currency rates totaling $0.8 million. The remaining increase in software revenue resulted from higher sales of MD and enterprise solutions, including enterprise advantage license units, partially offset by lower sales of engineering products. Maintenance revenue increased 19% due to a favorable impact from changes in foreign currency rates of $1.5 million and due to the timeliness of renewals, incremental growth in our installed customer base and continued high renewal rates from our prior years’ customer base. In addition, maintenance revenue for the three months ended September 30, 2007 and 2008 included $0.5 million and $1.2 million, respectively, of revenue recognized upon customers’ reinstatement of previously expired maintenance. Services revenue increased 14% due to a favorable change in foreign currency rates totaling $0.3 million.

Total revenue in EMEA for the nine months ended September 30, 2008 increased 12% compared to the same period in 2007 due primarily to favorable changes in foreign currency rates totaling $9.0 million. Excluding the effects of changes in foreign currency rates during 2008, total revenue decreased 2%. Software revenue increased 4% due to favorable changes in foreign currency rates totaling $2.9 million. Excluding the effects of changes in foreign currency rates during 2008, software revenue decreased 9% primarily due to lower revenue from sales of engineering products partially offset by higher revenue from MD solutions. The decrease in revenue from engineering products is due in part to lower conversions of lease to paid-up licenses compared to 2007. Maintenance revenue increased 18% primarily as a result of a favorable change in foreign currency rates totaling $5.0 million and due to the timeliness of renewals, incremental growth in our installed customer base and continued high renewal rates from our prior years’ customer base. Services revenue increased 6% due to a favorable change in foreign currency rates totaling $1.1 million. Excluding the effects of changes in foreign currency rates during 2008, services revenue decreased 7% primarily due to lower training revenue attributable to non-recurring training provided to key aerospace customers in 2007.

Asia

The industries in Asia from which a significant portion of revenue is derived are automotive, manufacturing, electronics and shipbuilding.

Total revenue in Asia for the three months ended September 30, 2008 was unchanged compared to the same period in 2007. Excluding the effects of changes in foreign currency rates during 2008, total revenue decreased 11%. Software revenue decreased 11% despite a favorable impact from changes in foreign currency rates totaling $0.8 million. The decrease was attributable to non-renewals of lease arrangements, the absence of significant conversions of leases to token-based licenses that occurred in 2007 and lower sales from our indirect channel partners compared to 2007. Maintenance revenue increased 6% due to favorable changes in foreign currency rates totaling $1.0 million, partially offset by the impact of non-renewals of lease arrangements and by the transition to token-based licenses discussed above.

Total revenue in Asia for the nine months ended September 30, 2008 was comparable to the same period in 2007. Software revenue decreased 14% despite a favorable impact from changes of foreign currency rates of $2.8 million. The decrease was due to non-renewals of lease arrangements, the absence of significant conversions of leases to token-based licenses that occurred in 2007 and lower sales from our indirect channel partners compared to 2007. Maintenance revenue increased 12% due to favorable changes in foreign currency rates totaling $3.4 million, partially offset by the impact of lower software sales as discussed above. Services revenue increased 33% due to higher consulting revenue associated with MD and enterprise solutions and a favorable impact from changes in foreign currency rates of $0.6 million.

Since September 30, 2008, there has been significant volatility in the world’s financial markets and forecasts of a global economic recession. A prolonged economic downturn could adversely impact our customers and ultimately reduce our sales. In addition, the US dollar has significantly strengthened against many currencies, including the Euro. This has the effect of decreasing our revenue, expenses and net income when translated into US dollars.

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

The changes in compensation and benefit costs for the three and nine months ended September 30, 2008 generally reflect the impact from recent headcount reductions resulting from the cost reduction initiative implemented in June 2008, and annual merit increases effective January 1, 2008 compared to similar increases effective July 1, 2007.

Cost of Revenue

Cost of Software Revenue

Cost of software revenue consists primarily of amortization of developed technology, third-party licenses and royalties for technology resold, embedded in or licensed with our software products, and other direct product costs, including those costs associated with software delivery, product packaging and documentation materials. As a percentage of software revenue, cost of software revenue for the 2007 and 2008 periods was approximately 12% and we expect such percentage to be stable in the near-term.

Cost of Maintenance and Services Revenue

The following table sets forth major components of our cost of maintenance and services revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Cost of Maintenance and Services	8,281	10,007	21%	25,422	29,052	14%
Percentage of Maintenance and Services Revenue	22%	24%		23%	23%
Average Headcount	210	197	-6%	216	201	-7%

Cost of maintenance and services revenue consists primarily of personnel, outside consultancy costs and other direct costs required to provide post sales support, consulting and training services.

Significant changes in cost of maintenance and services revenue are summarized below.

	Change in Comparative Periods
	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in thousands	$	%	$	%
Increased direct costs associated with consulting and training services	$3,302	40%	$4,030	16%
Increased compensation associated with higher incentive compensation and stock-based compensation	197	2%	282	1%
Increased (decreased) contracted services	(4)	0%	226	1%
Decreased compensation and related benefits associated with headcount, not included in direct costs	(1,728)	-21%	(964)	-4%
Various individually insignificant items	(41)	0%	56	0%

Total change	$1,726	21%	$3,630	14%

The increase in direct costs, net of compensation and related benefits costs, of $1,574,000 reflects higher utilization rates associated with consulting and training arrangements.

The impact from changes in foreign currency rates for the three and nine months ended September 30, 2008 increased total cost of maintenance and services revenue by $0.6 million and $2.1 million, respectively.

Operating Expenses

Research and Development

The following table sets forth the research and development expenses in total dollars and the amounts expressed as a percentage of total revenue for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Research and Development Expenses	$12,428	$11,612	-7%	$37,530	$39,239	5%
Percentage of Total Revenue	22%	18%		21%	21%
Average Headcount	266	262	-2%	271	267	-1%

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

Significant changes in research and development expenses are summarized below.

	Change in Comparative Periods
	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in thousands	$	%	$	%
Increased compensation associated with higher incentive compensation and stock-based compensation	$140	1%	$758	2%
Increased compensation and related benefits associated with headcount	2	0%	1,464	4%
Decreased contracted services	(832)	-7%	(644)	-1%
Various individually insignificant items	(126)	-1%	131	0%

Total change	$(816)	-7%	$1,709	5%

With the completion of major new releases of our products in June 2008, the rate of expenditures decreased during the third quarter of 2008, primarily as a result of lower contracted services.

Selling and Marketing

The following table sets forth the selling and marketing expenses in total dollars and the amounts expressed as a percentage of total revenue for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Selling and Marketing Expenses	$20,242	$20,129	-1%	$59,662	$67,398	13%
Percentage of Total Revenue	35%	32%		34%	36%
Average Headcount	400	370	-8%	415	379	-9%

Our selling and marketing expenses consist primarily of salaries and benefits, sales commissions, facility costs, travel and entertainment, incentive compensation, product marketing and promotional materials, trade shows and customer conferences and professional services.

Significant changes in selling and marketing expenses are summarized below.

	Change in Comparative Periods
	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in thousands	$	%	$	%
Increased (decreased) compensation and related benefits associated with headcount	$(602)	-3%	$3,162	5%
Increased compensation associated with higher incentive compensation and stock-based compensation	602	3%	2,362	4%
Increased travel and entertainment	468	2%	1,458	2%
Increased (decreased) third party commissions	(312)	-2%	367	1%
Various individually insignificant items	(269)	-1%	387	1%

Total change	$(113)	-1%	$7,736	13%

Due to the significant number of sales and marketing personnel located outside of the U.S., the impact from changes in foreign currency rates for the three and nine months ended September 30, 2008 increased total selling and marketing expenses by $1.4 million and $5.3 million, respectively.

For the three months ended September 30, 2008 the savings from headcount reductions were offset by the impact of annual merit increases, higher accruals for commission and other incentive compensation and higher stock-based compensation expense due to new equity awards granted in 2008. The increase in travel and entertainment expenses was due to higher business activities.

For the nine months ended September 30, 2008, the increase in selling and marketing expenses were primarily attributable to increased compensation and related benefits due to annual merit increases, higher accruals for commission and other incentive compensation and higher stock-based compensation expense due to new equity awards granted in 2008. Travel and entertainment expenses increased due to higher business activities.

General and Administrative

The following table sets forth the general and administrative expenses in total dollars and the amounts expressed as a percentage of total revenue for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
General and Administrative Expenses	$12,670	$14,906	18%	$45,294	$44,670	-1%
Percentage of Total Revenue	22%	23%		26%	24%
Average Headcount	236	228	-3%	242	237	-2%

Our general and administrative expenses consist primarily of salaries, benefits and incentive compensation, facility costs, outside consulting and other professional services and travel and entertainment.

Significant changes in general and administrative expenses are summarized below.

	Change in Comparative Periods
	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in thousands	$	%	$	%
Increased (decreased) professional services	$179	1%	$(2,256)	-5%
Decreased software licenses	(17)	0%	(473)	-1%
Increased (decreased) compensation and related benefits associated with headcount	936	7%	(100)	0%
Increased compensation associated with higher incentive compensation and stock- based compensation	1,119	9%	1,945	4%
Increased travel and entertainment	71	1%	246	1%
Various individually insignificant items	(52)	0%	14	0%

Total change	$2,236	18%	$(624)	-1%

The increase in compensation and related benefits during the three months ended September 30, 2008 reflect the net impact of the merit increases effective January 1, 2008. The increases in incentive and stock-based compensation expense for the three months ended September 30, 2008 was attributable to higher accruals for incentive compensation due to improved operating performance during the third quarter of 2008 and recognition of stock-based compensation expense of new equity awards granted in 2008.

The decrease in professional services during the nine months ended September 30, 2008 was attributable to the completion of various information technology, accounting and tax projects in 2007, including the implementation of our worldwide accounting and management system, and the adoption of FIN 48. The reduction in professional services was partially offset by increases in legal costs associated with various actions initiated against third parties, principally related to intellectual property matters, most of which have been incurred during the three months ended September 30, 2008. The increases in incentive and stock-based compensation expense for the nine months ended September 30, 2008 was attributable to higher accruals for incentive compensation due to improved operating performance during the third quarter of 2008 and recognition of stock-based compensation expense of new equity awards granted in 2008. During the nine months ended September 30, 2008, increases in compensation due to annual merit increases were offset by lower accrued benefits resulting primarily from favorable trends in medical insurance claims.

The impact from changes in foreign currency rates for the three and nine months ended September 30, 2008 increased total general and administrative expenses by $0.4 million and $1.6 million, respectively.

Amortization of Intangible Assets

The following table sets forth the amortization of intangible assets in total dollars and the amounts expressed as a percentage of total revenue for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Amortization Expenses	$177	$337	90%	$522	$1,010	93%
Percentage of Total Revenue	0%	1%		0%	1%

The increased amortization of intangibles resulted from the acquisitions of Pioneer Solutions, Inc. in August 2007, Network Analysis, Inc. in January 2008 and the MacNeal Group, LLC in June 2008, and the reclassification of trademarks and trade names with carrying value of $2.7 million from indefinite lived assets to other intangible assets at December 31, 2007.

Restructuring and Other Charges

The following table sets forth restructuring and related charges in total dollars and the amounts expressed as a percentage of total revenue for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Restructuring	$754	$1,149	52%	$8,080	$1,994	-75%
Percentage of Total Revenue	1%	2%		5%	1%
Impairment	$55	$—	*	$519	$—	*
Percentage of Total Revenue	0%	0%		0%	0%

Total Restructuring and Other Charges	$809	$1,149	42%	$8,599	$1,994	-77%

*	Not Meaningful

In June 2008, our management announced a cost reduction initiative that includes workforce reductions, significant reductions in contracted services primarily impacting information technology and product development activities and reorganizations of various departments. The workforce reductions will impact approximately 6% of our workforce throughout various departments and is projected to result in one-time termination benefits totaling approximately $1.8 million, of which we recognized approximately $0.7 million and $1.0 million during the three and nine months ended September 30, 2008, respectively. We expect the remaining termination benefits related to this initiative will be incurred and paid by March 31, 2009.

In January 2007, our Board of Directors approved the implementation of a cost reduction program that included a 7% reduction of our workforce and additional facility closings and consolidations. As a result, we recognized restructuring charges totaling $8.1 million during the nine months ended September 30, 2007, including $0.7 million of expected sublease income that was not recognized during the period. During the three and nine months ended September 30, 2008, restructuring charges related to unrecognized sublease income totaled $0.4 million and $1.2 million, respectively. Similar charges related to sublease income will be recorded in future periods to the extent the Company does not enter into sublease arrangements. In addition, we reversed $0.2 million of the restructuring reserve related to the vacated facilities in 2008 after an assessment of the remaining liabilities associated with this cost reduction program.

The impairment charge recognized in 2007 related to costs of certain software assets no longer being used and trademarks associated with discontinued products.

Non-Operating Income and Expenses

Interest and Other (Income) Expense, Net

The following table sets forth interest and other (income) expense, net in total dollars and the amounts expressed as a percentage of total revenue for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Interest Expense	$300	$271	-10%	$873	$814	-7%
Percentage of Total Revenue	1%	0%		0%	0%
Other (Income) Expense, net	$(1,834)	$1,220	*	$(2,464)	$(2,395)	-3%
Percentage of Total Revenue	-3%	2%		-1%	-1%

Total Other (Income) Expense, net	$(1,534)	$1,491	*	$(1,591)	$(1,581)	-1%

*	Not Meaningful

Interest expense primarily consists of interest on our long-term debt and the amortization of debt discounts.

Other (income) expense, net includes interest income, foreign currency transaction gains and losses resulting from the re-measurement of intercompany accounts denominated in the functional currency of the foreign subsidiary, and other non-operating income and expense. Interest income earned during the three and nine months ended September 30, 2008 totaled $1.0 million and $3.0 million, respectively.

Significant changes in other (income) expense, net are summarized below.

	Change in Comparative Periods
	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in thousands	$	%	$	%
Gain on sale of marketable equity securities	$—	*	$(2,629)	108%
Increased foreign currency transaction losses	2,778	*	2,356	-96%
Decrease in interest income	370	*	265	-11%
Various individually insignificant items	(94)	*	77	-4%

Total change	$3,054	*	$69	-3%

*	Not Meaningful

In May 2008, we sold our remaining marketable equity securities of GSSL for $2.7 million.

For the three and nine months ended September 30, 2008, the increases in foreign currency transaction losses were attributable to a stronger US dollar and its impact on outstanding intercompany borrowings from certain foreign subsidiaries. The decreases in interest income reflect the impact of transferring substantially all our cash to investments in lower yield, low risk securities beginning in 2008.

Provision (Benefit) for Income Taxes

The following table sets forth the provision (benefit) for income taxes in total dollars and the amounts expressed as a percentage of total revenue, as well as the effective tax rates for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
Amounts in thousands	2007	2008	% Change	2007	2008	% Change
Provision (Benefit)	$1,879	$(870)	*	$(2,660)	$(1,378)	-48%
Percentage of Total Revenue	3%	-1%		-2%	-1%
Effective Tax Rate	97%	-59%		35%	640%

*	Not Meaningful

Our effective tax rate on continuing operations is determined based on an estimate of our pre-tax income and the related income tax expense in each jurisdiction after an assessment of significant unusual or discrete items. To the extent these estimates change during the year, the effective rate for a given year-to-date period will be adjusted, with the impact of such changes reflected in the current quarter.

Principal differences between our recorded provision or benefit for income taxes and the amount determined by applying the U.S. federal statutory rate of 35% to pre-tax income or losses pertain to the effects of taxes associated with foreign operations, state taxes, changes in estimates from prior years, non-deductible compensation, and the recognition of uncertain tax benefits. Depending on the levels of consolidated pre-tax income or loss, the effects from the above can have a significant impact on our effective tax rate.

During the three months ended September 30, 2008, we recorded tax benefits totaling $1,532,000 related to changes in estimates from prior years, as well as to changes in uncertain tax positions. As a result, the effective tax rates for the three and nine months ended September 30, 2008 were 59% and 640%, respectively.

In addition, our evaluation of the effective tax rate requires us to estimate our current tax exposure under the most recent tax laws and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

We record net deferred tax assets to the extent our management believes these assets will more likely than not be realized. In making such determination, management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Although we have experienced recent taxable losses in our U.S. jurisdiction, management believes that the total net deferred tax assets in the U.S. of approximately $17.5 million are more likely than not realizable at September 30, 2008. However, should there be a change in factors and the assessment of our ability to recover any deferred tax assets, valuation allowances may need to be recorded which could materially impact our financial position and results of operations.

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

Liquidity and Capital Resources

As of September 30, 2008, our principal sources of liquidity included cash and cash equivalents of $154.2 million. We believe that cash on hand and cash generated from operations will provide sufficient funds for normal working capital needs and operating resource expenditures over the next twelve months. Our ability to generate cash flows from operations in future periods will largely depend on our ability to increase the sales of new software licenses while increasing existing cash flows through strong maintenance contract renewals, and effective cost and cash management. Cash from operations could be affected by various risks and uncertainties, including those resulting from the recent disruptions in the financial markets. See Part II, Item 1A entitled “Risk Factors.”

Our working capital (current assets minus current liabilities) at September 30, 2008 was $108.1 million compared to $107.3 million at December 31, 2007. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations.

Our primary source of cash is from our revenue stream. A significant portion of that revenue is from the sale of product enhancements and support (maintenance), for which payments are generally received near the beginning of the contract term, which is typically one year in length. We also generate significant cash from new software license sales and, to a lesser extent, services. In addition, we also receive cash from employees in connection with the exercise of stock options. Our primary uses of cash are payments of employee-related expenses, such as compensation and benefits, as well as operating costs which consist primarily of professional or contracted services, marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our capital expenditures and business acquisitions, and to a lesser extent, to pay principal and interest on our outstanding debt and to repurchase stock. See further discussion of these items below.

Cash Flows

The following data summarizes our consolidated statements of cash flows (in thousands).

	Nine Months Ended September 30,
	2007	2008
Net Cash Provided By Operating Activities	$16,016	$22,839
Net Cash Used In Investing Activities	(6,687)	(3,887)
Net Cash Provided By (Used In) Financing Activities	(692)	4,938
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,048	277

Net Increase in Cash and Cash Equivalents	$9,685	$24,167

Cash Flows from Operating Activities

During the nine months ended September 30, 2008, cash generated from our operations increased $6.8 million to $22.8 million compared to the same period in 2007. The increase resulted primarily from higher cash earnings, partially offset by changes in net operating assets and liabilities. Our days sales outstanding (computed after deducting deferred revenue remaining in accounts receivables totaling $23.9 million as of September 30, 2008 and $30.1 million as of December 31, 2007) was 35 days at September 30, 2008 and 37 days at December 31, 2007.

Cash Flows from Investing Activities

Our principal investing activities for the nine months ended September 30, 2008 included expenditures for our acquisitions of Network Analysis, Inc. and The MacNeal Group, LLC totaling $4.3 million and capital expenditures totaling $2.3 million. Additionally, we received proceeds from the sale of marketable equity securities of GSSL totaling $2.7 million. For the nine months ended September 30, 2007 our principal investing activities included capital expenditures of $6.3 million and the purchase of Pioneer Solutions, Inc. for $1.0 million.

The Company’s capital expenditures generally consist of the purchases of computer equipment and related software used in the development and support of our software products and business processes. Capital expenditures during the nine months ended September 30, 2007 also included $2.9 million for the purchase of a perpetual license for software source code to be used in future product development activities. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management information systems. In 2008, we expect that our capital expenditures will be no greater than $5.0 million and will be primarily for the purchase of computer equipment and related software used in our development and business processes.

Cash Flows from Financing Activities

Our principal financing activities for the nine months ended September 30, 2008 included proceeds from the exercise of stock options totaling $4.5 million, excess tax benefits associated with stock-based compensation totaling $2.4 million, stock repurchases associated with shares withheld to satisfy employee tax obligations totaling $1.1 million, a debt payment of $0.7 million and capital lease payments totaling $0.2 million. For the nine months ended September 30, 2007 our principal financing activities included proceeds from the exercise of stock options totaling $3.2 million, stock repurchases totaling $2.6 million, a debt payment of $0.8 million and capital lease payments totaling $0.5 million.

Our current debt service obligations consist of interest and principal payments on the 8% Subordinated Notes Payable due June 17, 2009. As of September 30, 2008, the remaining principal payments on the 8% Subordinated Notes Payable total $6.5 million. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Our ability to increase sales of new software licenses while increasing existing cash flows through strong maintenance contract renewals is dependent upon our investment in new products, features and functionalities. During the nine months ended September 30, 2008, our research and development expenditures increased 5% to $39.2 million compared to the same period in 2007. Due to the short duration between technological feasibility and general availability of the new software to our customers, none of our research and development expenditures are capitalized. We estimate our expenditures for research and development activities in 2008 will total approximately $52 million. We expect to continue to invest a substantial portion of our revenues in the development of our engineering product suite, and MD and enterprise solutions.

Our investments of cash are made according to policies approved by the Board of Directors. At September 30, 2008, approximately 37% of our cash was maintained outside the U.S. and invested primarily in guaranteed deposits with our banks. Within the U.S., our cash is invested primarily in U.S. Treasury securities and money market funds for working capital, which are not subject to any liquidity restrictions.

Contractual Commitments

Our commitments and contractual obligations as of September 30, 2008 did not change significantly since December 31, 2007 and included only those payments made in the ordinary course of business. A summary of our contractual obligations at December 31, 2007 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenue represented 69.7% and 68.9% of our total revenue for the nine months ended September 30, 2007 and 2008, respectively. International sales are made mostly from our foreign subsidiaries in Europe and Asia and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the nine months ended September 30, 2008, a 5% change in both the EURO and Yen would have impacted our total revenue by approximately $6.2 million and our income from continuing operations by approximately $1.6 million. Since September 30, 2008, there has been significant volatility in the world’s financial markets and forecasts of a global economic recession. A prolonged economic downturn could adversely impact our customers and ultimately reduce our sales. In addition, the US dollar has significantly strengthened against many currencies, including the Euro. This has the effect of decreasing our revenue, expenses and net income when translated into US dollars.

We do not currently hedge any of our foreign currencies.

Interest Rate Risk

We do not have any variable interest rate borrowings and, accordingly, our exposure to market rate risks for changes in interest rates is limited. Refer to Note 12 in Notes to Consolidated Financial Statements discussing fair value of financial instruments.

We have not used derivative financial instruments in our investment portfolio. We currently invest our excess cash primarily in U.S. Treasury securities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investment Risk

As of September 30, 2008 we had no investments in marketable equity securities. In May 2008, we sold our remaining marketable equity securities consisting entirely of stock in GSSL, a public company headquartered in India, which we also use for certain software development projects.

Due to the factors stated throughout this document and in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of September 30, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item is incorporated herein by reference to Note 13, “Contingencies,” to the unaudited condensed consolidated financial statements under Item 1 of Part I of this report.

Item 1A.	Risk Factors.

There have been no significant changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, except as follows:

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Recently, general worldwide economic conditions have experienced a downturn due to the credit conditions, slower economic activity, unprecedented volatility, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns, as well as recent international conflicts. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. This is especially true with respect to our automotive customers, and in particular U.S. automotive customers and their suppliers, which constitute a substantial source of revenue for us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company acquired the following shares of equity securities during the three months ended September 30, 2008:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs (a)	Maximum Number Of Shares Purchasable Under The Program As Of End Of Period
Month #1
July 1, 2008 through July 31, 2008	—	—	—	—
Month #2
August 1, 2008 through August 31, 2008 (b)	239	$12.18	—	—
Month #3
September 1, 2008 through September 30, 2008	—	—	—	—

Total	239	$12.18	—

(a)	On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock, which expired at close of business on November 7, 2007. The Company purchased an aggregate of 263,500 shares at an average price of $14.04 per share under the stock repurchase program.

(b)	These repurchased shares represent the number of shares withheld upon vesting of performance stock units and restricted stock units to satisfy income tax withholding payments made by the Company.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)

Date: November 7, 2008	By:	/s/ SAM M. AURIEMMA
SAM M. AURIEMMA – Executive Vice President, Chief Financial Officer (Mr. Auriemma is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)

INDEX TO EXHIBITS

Exhibit Number

3.1	Certificate of Incorporation of MSC.Software Corporation, as amended (filed as Exhibit 3.1 of MSC.Software Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of MSC.Software Corporation, as amended through May 28, 2008, to change the exact number of directors from seven (7) to six (6) (filed as Exhibit 3.1 to a Current Report on Form 8-K filed June 3, 2008, and incorporated herein by reference).

4.1	Rights Agreement, dated as of October 5, 1998 between The MacNeal-Schwendler Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, including the Form of Right Certificate (Exhibit A), the Summary of Rights to Purchase Junior Participating Preferred Stock (Exhibit B) and the Form of Certificate of Designations of Junior Participating Preferred Stock (Exhibit C) (filed as Exhibit 2.1 to The MacNeal-Schwendler Corporation’s Registration Statement on Form 8-A filed October 13, 1998 and incorporated herein by reference).

4.2	Amendment No. 1, dated as of October 18, 2004, to Rights Agreement dated as of October 5, 1998, between The MacNeal-Schwendler Corporation (now MSC.Software Corporation) and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent (filed as Exhibit 2.2 to MSC.Software Corporation’s Form 8-A/A, filed October 21, 2004, and incorporated herein by reference).

4.3	Indenture, dated as of June 17, 1999 between The MacNeal-Schwendler Corporation and Chase Manhattan Bank and Trust Company N.A., as Trustee (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 1, 1999, and incorporated herein by reference).

10.1**	Amended and Restated Employment Contract for an Unlimited Term, effective June 1, 2008, undated, between MSC.Software SARL and Amir Mobayen.

10.2**	Severance Compensation Agreement effective May 28, 2008, between MSC.Software Corporation and Amir Mobayen.

10.3*	Form of Modified Severance Compensation Agreement entered into effective August 19, 2008, with Calvin R. Gorrell (filed as Exhibit 10.1 to a Current Report on Form 8-K filed August 25, 2008, and incorporated herein by reference).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan.

**	Indicates filed herewith.