Form 10-K
period 2008-12-31
MSC SOFTWARE CORP
filed 2009-03-16
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of MSC.Software Corporation’s voting common stock held by non-affiliates was approximately $287,769,000 (based on the last closing price of such stock as reported on that date).

As of February 28, 2009, there were outstanding 45,364,275 shares of Common Stock of MSC.Software Corporation.

Documents Incorporated By Reference: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009 are incorporated by reference in Part III.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-K

DECEMBER 31, 2008

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

General

We are a leader in the development, marketing and support of simulation software and related services. For 46 years, our simulation technologies have allowed manufacturing companies around the world to validate how designs behave in their intended environment. Engineers use our simulation software to construct computer models of products, components, systems and assemblies and to simulate performance conditions and to predict physical responses to certain variables such as stress, motion and temperature. These capabilities can allow our customers to optimize product designs, improve product quality and reliability, comply with regulatory and safety guidelines, reduce product development costs and shorten the timeline in bringing new products to market.

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

As a key component of CAE, simulation software enables engineers to prototype, simulate, test and iterate scenarios in a virtual environment. This simulation environment allows engineers to migrate to “design-analyze-confirm” processes, which creates a more flexible, efficient and cost-effective solution for product development. As a result, companies obtain a competitive advantage through innovation, manufacturing efficiency, time to market, and lower development costs.

Enterprise simulation solutions integrate multi-disciplinary simulation technologies within the enterprise during all phases of the product development process and can be used in conjunction with PLM tools throughout the entire product lifecycle. As a result, designers, analysts, program managers and others on the product development team gain greater, more accurate, and more timely insight into product behavior, thus providing a strategic advantage in achieving business objectives. Using multi-discipline simulation during product development allows engineers to design, build, and test using many simulation technologies simultaneously, providing both time and cost savings.

According to estimates revised in early 2009 from industry analysis firm CIMdata, Inc., Simulation and Analysis (“S&A”) software and services totaled $2.1 billion in 2007, a year-over-year increase of 18%. In 2008, continued growth in S&A was expected to expand the market to $2.3 billion, with a 2009 market forecasted to be in excess of $2.5 billion. Spending on total PLM software and services totaled nearly $27 billion in 2008, a year-over-year increase of 10.6%. Approximately 8.7% of the PLM market came from S&A in 2008. Over the next five years, S&A is expected to be one of the growing segments of the total PLM market, with an 8.7% compound annual growth rate, expanding the market to nearly $3.3 billion in 2012, out of a total 2012 PLM market of $39 billion.

Our Competitive Strengths and Growth Strategy

We currently support three product lines through our portfolio of simulation software products and solutions – Engineering Tools, Multi-Discipline (“MD”) Solutions and SimEnterprise Solutions. We consider our portfolio of simulation software to be one of the broadest and most widely used within the CAE segment of the engineering software market.

We believe our MD and SimEnterprise products offer a better solution than point simulation tools by providing enterprise-integrated simulation solutions. We believe these products will enable designers, analysts, managers and the supply chain to integrate simulation throughout the design process in an open systems framework using service oriented architecture. With thousands of global accounts among diverse industries, including aerospace, automotive, machinery, electronics, equipment and consumer products, we believe we have a unique competitive advantage in leveraging new product releases and related professional services to existing and new customers and in penetrating new markets.

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

Our goal for growth is to expand our position in the simulation software market by further penetrating our installed base, by adding new customers from the supply chains in our existing industries, including the aerospace and automotive markets, and by expanding with new customers in new markets. We also offer our engineering tools and enterprise simulation products to certain customer accounts using channel partners.

Software Products

We market and sell our simulation software products and solutions under three main product lines. Our Engineering Tools product line includes software to model and simulate the performance characteristics of a wide variety of complex mechanical conditions. Within this product line, we include our core engineering tools, including MSC Nastran, Patran, Adams and Marc. Our MD Solutions product line enables manufacturers to perform interoperable, multi-disciplinary analyses on ever-more complex products and assemblies in parallel. Within this product line, we include MD Nastran, and MD Adams. Our SimEnterprise Solutions product line integrates simulation workflows and data within the extended enterprise while enhancing the way engineering teams collaborate, access and work with standard simulation processes. Within this product line, we include SimXpert, SimManager Enterprise, and SimDesigner Enterprise.

Engineering Tools

MSC Nastran. MSC Nastran was derived from NASTRAN, an open-source computer program, originally developed for the NASA space program and owned by the United States Government. We have upgraded MSC Nastran the past 46 years resulting in substantially greater capabilities and scope. MSC Nastran is a powerful, general purpose finite element analysis solution for small to complex assemblies. As a proven and standard tool in the field of structural analysis, MSC Nastran provides a wide range of analysis capabilities, including linear static, displacement, strain, stress, vibration, heat transfer and more. MSC Nastran is the leading program for engineering analysis worldwide based on capability, functionality, international acceptance and number of installations.

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

In addition to these core engineering tools, MSC’s broad software portfolio consists of widely used simulation software in automotive, aerospace, and other key industries. Software applications such as Dytran, Easy5, SOFY and MSC Fatigue deliver capabilities which integrate with, or extend the capabilities of, the four primary engineering products described above. Recent acquisitions have increased the breadth of functionality of our portfolio and our market opportunities, including products with new capabilities such as computational fluid dynamics (“CFD”) and thermal analysis.

MD Solutions

MD Nastran. MD Nastran extends and improves MSC Nastran’s interaction across more comprehensive simulation domains to accurately model real life scenarios. Optimized for multi-discipline analysis, MD Nastran accelerates time-to-market by enabling customers to simultaneously perform linear, implicit nonlinear and explicit nonlinear analysis, all within a scalable simulation platform based on a common data model.

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

MSC SimDesigner. SimDesigner is a CAD-embedded simulation solution that allows design engineers to streamline the task of building and testing virtual prototypes by simulating stress, motion, and heat transfer within their preferred CAD environment. SimDesigner’s workbenches seamlessly embed our multi-discipline simulation solutions into the CAD environment. SimXpert templates can be executed by SimDesigner users in the native CAD interface, thus providing a significantly new level of ease of use and up-front simulation.

MSC SimManager. SimManager is an enterprise environment that manages and automates simulation processes, manages all associated data and data history, and increases efficiency and innovation by delivering product performance knowledge integrated to the product development cycle. SimManager improves quality by ensuring best-practice simulation processes and full traceability of input parameters, and increases productivity by greatly reducing the number of manual tasks required. SimManager is designed to integrate with SimXpert and SimDesigner, which enables the users to collaborate on simulation projects.

Product Maintenance and Customer Support

Our software products are generally sold with one year of maintenance that entitles the customer to unspecified software upgrades, enhancements and technical post-contract support. Maintenance and support services are provided online, through our technical support web site, by telephone and electronic mailing and access to technical personnel located in call centers and by support personnel in various locations throughout the Americas, EMEA and Asia.

Customers have the option of renewing their maintenance agreements each year for an annual fee. For 2006, 2007 and 2008, maintenance fees represented approximately 44%, 51% and 54%, respectively, of our total revenues.

We believe that effective support of our customers and products during the license term is a substantial factor in product acceptance and subsequent new product sales. We believe our installed base is a competitive advantage and intend to continue to provide customer support and product upgrades to assure a continuing high level of customer satisfaction. During 2006, 2007 and 2008, we experienced a high customer maintenance renewal rate.

Professional Services

Our professional services include consulting, training and onsite support services, which are provided in connection with the deployment of solutions and/or the development of new simulation methods using MSC’s products and technologies. We believe these services are critical in competing in the S&A market.

Consulting services consist of implementation services, including funded development, process consulting, and simulation services, as more fully described below.

Implementation Services. Implementation services consist of installation, configuration and integration of MSC products into the customers’ technology environment. Any technology must communicate and access other services in a customer environment to function. IT components such as databases, directory services, file systems, and other systems such as PDM systems require configuration and integration for MSC products to communicate. Tasks belonging to these categories are considered implementation services.

Process Consulting. The process consulting role consists of the analysis of a customer’s CAE and product development process, and developing and configuring products from MSC and other vendors consistent with the customer’s product development process. In some instances, this includes the use of MSC products to capture specific customer processes into a data structure internal to the MSC products called “templates.” In other instances, this often involves the creation of complex user interfaces that are independent but loosely coupled to the MSC product suite.

Simulation Methods Development. Simulation services are defined as the application of engineering knowledge and industry experience with the MSC software tools to customers’ simulation requirements. In this role, MSC engineers work on behalf of the customer and, using MSC’s and other software tools, develop new methods to analyze the customer’s engineering problem and provide analytical results. The work product of this effort is in the form of scripts or code that provides input to the MSC products as well as predicted (by computer simulation) engineering performance data (e.g. stress levels, temperatures, deflections, etc.) that are summarized numerically and graphically in engineering reports.

Post Deployment Support Services. Post deployment support is provided on custom software implementations. Tasks include providing updates for scheduled releases of custom code that incorporate the latest releases of supported software usage in the custom solution, performing routine bug fixes and tracking the status of bug/enhancements requests and answering application related questions from the customer.

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

Research and Development

We dedicate significant resources to the development and enhancement of new and existing simulation software products as well as to new product research and development. Our development activities have historically involved developing new products to address new simulation market opportunities, adding new capabilities to our suite of simulation software, or converting those programs for use on new computer platforms. These activities are intended to drive and maintain market leadership as well as to prevent technological obsolescence. In 2006, 2007 and 2008, our research and development expenditures totaled $43.2 million, $51.1 million and $51.1 million, respectively. In 2009, we expect to spend approximately $47 million in research and development.

Sales and Marketing

We market and sell our products and services in North America and Latin America (“the Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific through a dedicated sales force, as well as through third parties, including agents and value added resellers. In 2006, 2007 and 2008, our operations outside of the Americas generated approximately 71%, 70% and 68%, respectively, of our total revenue.

Information regarding risks involving our international operations is described in the risk factor entitled “Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations” included in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

We market our products by advertising in trade publications, participating in industry trade shows, conferences and exhibits, conducting training seminars and working with our strategic partners.

Historically, our software products were used primarily by the simulation experts supporting the design phase of product development. Accordingly, we targeted our marketing efforts on the product design engineers and analysts. With the addition of our MD Solutions and SimEnterprise Solutions, our marketing efforts were expanded to target the senior management of engineering and IT departments in order to communicate a value proposition that encompasses the enterprise lifecycle of a customer’s product.

Pricing

In general, we provide two types of licensing alternatives for the use of our software products—an annual non-cancelable lease license and a perpetual (paid-up) license. We also offer MSC MasterKey, a token-based licensing model, enabling customers to access our engineering products from a single, flexible license; and Enterprise Advantage, a license unit model enabling customers to access our MD Solutions and SimEnterprise Solutions software from a scalable enterprise license. With both annual and paid-up software licenses, the license fee is set at a fixed rate and the customer is invoiced at the time of sale. All software licenses are sold with maintenance, which entitles the customer to receive unspecified upgrades, enhancements and technical post-contract support. Maintenance fees are calculated as a percentage of the software purchase price, and are earned over annual maintenance periods.

Our products are generally sold in local currencies. Pricing of products licensed in EMEA through our European subsidiaries are generally denominated in Euros or other local currencies. Products licensed in Asia through our Asian subsidiaries are generally denominated in Japanese Yen or other local currencies.

Sales and Support Offices

We have sales and client support offices at our worldwide headquarters in Santa Ana, California, and in over 45 other locations throughout the Americas, EMEA and Asia. Our products are marketed, distributed and supported outside of the United States through a network of foreign subsidiary offices, including a European subsidiary headquartered in Munich, Germany, and an Asian subsidiary headquartered in Tokyo, Japan. Product support and training are also available in many of our locations.

Customers

Our customer base consists of thousands of companies, which operate across many industry sectors and geographies. Our customers include industry leaders in the automotive, aerospace, defense and heavy machinery industries. No single customer accounted for more than 10% of our revenue in 2006, 2007 or 2008.

We have long-standing relationships with many of our customers, and the average tenure of our top 10 customers is more than 20 years. Our major end-user customers, based upon 2008 revenue, include (listed alphabetically): Airbus, Bayerische Motoren Werke AG, Boeing, Ford, General Electric, Honda, Lockheed Martin, NASA, Nissan Motor (NML) and Saint-Gobains (Autover).

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

MSC, ADAMS, DYTRAN, EASY5, MARC, MENTAT, MSC NASTRAN, MVISION, PATRAN, SIMDESIGNER, SIMMANAGER, SIMOFFICE and SIMXPERT are some of our trademarks. NASTRAN is a registered trademark of NASA. MSC NASTRAN is an enhanced proprietary version of NASTRAN. Many of our trademarks have also been registered in the U.S. and foreign countries.

In addition, we maintain federal statutory copyright protection with respect to our software programs and products and have copyrights on documentation and manuals related to these programs.

Competition

The CAD, CAE, and broader PLM markets are intensely competitive and characterized by rapidly changing technology and evolving standards. We expect competition to increase both from existing competitors and new market entrants. We believe that the principal competitive factors affecting the software business include ability to solve customer problems, quality, functionality, performance, ease of use and price. In our services business, we believe that the principal competitive factor is expertise.

With respect to our software business, our primary competitors include:

•	Altair Engineering, Inc.

•	ANSYS, Inc.

•	Dassault Systemes.

•	LMS International.

•	Siemens / PLM Software.

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

Employees

As of December 31, 2008, we employed 1,006 persons, of whom 344 were in sales, marketing and field support, 443 in technical services, and 219 in administration. None of our U.S. employees are represented by a labor union. Certain foreign jurisdictions have work councils that typically represent workers on matters generally affecting terms of employment. We have never experienced any work stoppages and believe our relations with employees are good. Reliance upon employees in other countries may increase risks associated with government instability or regulation unfavorable to foreign-owned companies that could negatively impact our operations in the future.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge under the Investor Relations menu on our website at www.mscsoftware.com. These reports are posted on our website the same day they are filed with the SEC. In addition, copies of our code of business conduct and ethics, and any waivers thereto, are on our website and available in print to any shareholder upon request to our Investor Relations department. The contents of our website are not part of this Form 10-K.

Executive Officers of MSC

Our executive officers are:

Name	Age	Position
Ashfaq A. Munshi	47	Interim Chief Executive Officer and President (Principal Executive Officer)

Sam M. Auriemma	56	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

John A. Mongelluzzo	50	Executive Vice President, Business Administration, Legal Affairs and Secretary

Amir Mobayen	49	Executive Vice President, Worldwide Sales and Services

Calvin R. Gorrell	59	Executive Vice President, Human Resources

Mr. Munshi is serving as interim Chief Executive Officer and President (Principal Executive Officer) of the Company as of March 12, 2009, following William J. Weyand’s separation from the Company in his capacity as Chief Executive Officer, and Glenn Wienkoop’s separation from the Company in his capacity as President. Mr. Munshi has served as a director of MSC since September 2006. Mr. Munshi was the founder of Terabitz (formerly eREinfo Inc.), a provider of on-line real estate information and tools from July 2006 to the present. He also served as Chief Executive Officer of Level5 Networks, a leading innovator of high performance ethernet network interface cards, from December 4, 2005 until its merger with Solare Flare Inc. on May 15, 2006. Prior to that time, he was the founder, Chief Executive Officer and Chairman of Radiance Technologies, Inc., an enterprise software company, from 2000 to 2005. He also had been the founder, Chief Executive Officer and Chairman of Specialty MD.com, a medical e-marketplace company, from 1998 to 2000, and in 1998, served as an advisor to Supply Base Inc., a supplier bid and supplier information company.

Mr. Auriemma was hired in April 2007 as our Executive Vice President and Chief Financial Officer (Principal Financial Officer). Prior to joining MSC, from September 2000 to January 2007, Mr. Auriemma was Executive Vice President and Chief Financial Officer of FileNet Corporation, a provider of enterprise content management software that was acquired in October 2006 by IBM Corporation.

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

Mr. Mobayen was hired in October 2001 as Vice President, Business Development, Europe and promoted in 2003 to Senior Vice President, EMEA Operations, and further promoted in 2008 to Executive Vice President, Global Sales and Services. Prior to joining MSC, Mr. Mobayen served as Executive Vice President of Sales and Marketing, EMEA Division of Avnet, Inc., a Fortune 500 company, an industrial distributor of electronic components, enterprise computer and storage products and embedded subsystems.

Mr. Gorrell was hired in November 2007 as our Senior Vice President, Human Resources and was promoted to Executive Vice President, Human Resources in the latter half of 2008. Prior to joining us, from February 2006 to April 2007, he served as Corporate Director, Human Resources of ITT Corporation, a supplier of advanced technology products. From January 2003 to January 2006, Mr. Gorrell served as Vice President, Electronic Components and Director of Human Resources for ITT Electronic Components of ITT Corporation. From May 2002 through January 2003, he served as Senior Vice President of Human Resources for NWP Services Corporation, a company that provides a range of billing and customer care solutions.

ITEM 1A.	RISK FACTORS

The global financial crisis will have an impact on our business and financial condition in ways that we currently cannot predict.

Recently, general worldwide economic conditions have worsened due to deteriorating credit markets, slower economic activity, unprecedented volatility, volatile energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could continue to cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. This is especially true with respect to our automotive customers, and in particular U.S. automotive customers and their suppliers, which constitute a substantial source of revenue for us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our cash flows would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide. If the economy or markets in which we operate continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

We have acquired and may continue to acquire other companies and may be unable to integrate successfully such companies with our operations.

Since 2002, we have acquired several companies and businesses, including Mechanical Dynamics, Inc. (“MDI”) in 2002, SOFY Corporation in 2004, Pioneer Solutions, Inc. in August 2007, Network Analysis, Inc. (“NAI”), in January 2008 and The MacNeal Group (“TMG”) in June 2008. See Note 2—Business Acquisitions in Notes to Consolidated Financial Statements.

We may continue to expand and diversify our operations with additional acquisitions. Some of the risks that may affect our ability to integrate the operations, technologies, products and personnel of, or realize any anticipated benefits from companies we acquire, include those associated with:

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

We have recorded, and may continue to record, a significant amount of goodwill and other intangible assets in connection with our acquisitions, which are subject to impairment testing that may result in future write-downs of carrying values if operating results deteriorate.

As a result of our acquisitions, goodwill and other intangibles accounted for $183.7 million, or 41% of our total assets, as of December 31, 2008. We may record additional goodwill and other intangibles related to future acquisitions. Under current generally accepted accounting principles, we do not amortize goodwill and indefinite-lived intangibles. We will, however, assess the recoverability of these assets and other intangible assets recorded as part of our acquisition by performing an impairment analysis on the carrying value of these assets at least annually and/or if indicators of impairment exist, which may include decreases in the market price of our common stock, weakening revenue, change in strategies and other factors. If the fair value of goodwill or other intangibles exceeds the related carrying values, we could be required to write down some or all of the unamortized costs. As a result of such write-down, our results of operations will be adversely affected. During 2007 and 2008, we recorded impairment charges totaling $4.4 million and $10.0 million, respectively, related to intangibles assets. See Note 4—Goodwill and Other Intangible Assets in Notes to Consolidated Financial Statements.

We have had losses and, should they recur, it could have a material adverse effect on our business, results of operations and financial condition.

Our net income (loss) for the years ended December 31, 2006, 2007 and 2008 was $13.8 million, $(1.6) million and $(21.3) million, respectively, and we had an accumulated deficit of $120.4 million as of December 31, 2008. There is no assurance that we will operate profitably, and if we cannot operate profitably, we may not be able to meet our financial obligations, our working capital requirements or other needs. Our inability to meet these needs would have a material adverse effect on our business, results of operations and financial condition.

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

In 2007 and 2008, we initiated two cost reduction programs that included workforce reductions, facility closings and consolidations, significant reductions in contracted services primarily impacting information technology and product development activities and/or reorganizations of various departments. As a result, we incurred restructuring charges in 2007 and 2008 totaling $8.5 million and $3.3 million, respectively. See Note 5—Restructuring Reserve in Notes to Consolidated Financial Statements.

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

The development of a business relationship with a potential customer can be a lengthy process, spanning twelve months or longer, especially for large enterprise transactions. Our strategy is to allocate sales resources towards large enterprise transactions. The sales cycle can involve multiple divisions within a potential customer’s organization and multiple layers of management, thus making our sales process relatively complicated and long. Additionally, negotiating the terms of a new license agreement can be a protracted process with no set timetable for completion. Due to the length and complicated nature of our sales cycle, predicting the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement is difficult.

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

Some of our products include technology licensed from third parties and we have entered into numerous royalty agreements for use of such technology. Should any of these agreements be terminated, we would need to find an alternative source to replace the functionality of such technology. These agreements generally allow for significant lead time prior to termination by the third party. In the event that any of these agreements were terminated within a very short time period, there is no guarantee that we could replace the technology on a timely basis, if at all, and the marketability of our products could be harmed if we were unable to do so. In addition, certain products or technologies acquired or developed by us may incorporate so-called “open-source” software. Open source software is typically licensed for use at no charge, but certain open source software licenses impose on the licensee of the applicable open source software certain requirements to license or make available to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted as a result of using such open source software because, among other reasons:

•	open source license terms may be ambiguous and may be subject to unanticipated obligations regarding our products and technologies;

•	competitors may have improved access to information that may help them develop competitive products;

•	open source software cannot be protected under trade secret law;

•	it may be difficult for us to accurately determine the origin of the open source code and whether the acquired open source software in fact infringes third party intellectual property rights; and

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

We plan our operating expense levels, in part, on expected revenue. Because a substantial portion of our operating expenses are fixed in nature, we are not able to adjust such expenses during periods of revenue shortfalls, particularly in the near term. As a result, our ability to operate at consistent profitable margins is limited if our future revenue is less than expected.

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

In addition to the above provisions, the Board of Directors adopted a Rights Agreement (the “Rights Agreement”) in October 2008. As part of the Rights Agreement, the Board declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of MSC, payable to stockholders of record as of the close of business on October 16, 2008. These rights, which do not have any shareholder rights, including any voting or dividend rights will expire on October 16, 2018, unless earlier redeemed by MSC prior to expiration at a price of $0.01 per right. The rights automatically transfer with a transfer of common stock until the time they become exercisable, which happens when certain specified events occur. If the rights become exercisable, they entitle the holders thereof to purchase for $55.00 (the “Purchase Price”), one one-hundredth of a share of Junior Participating Preferred Stock, and, if a party becomes an Acquiring person (as defined in the Rights Agreement), each right will entitle the holder thereof to purchase shares of common stock of the other party to such business combination or sale having a market value twice the Purchase Price, all subject to other provisions of the Rights Agreement.

The Board of Directors adopted the Rights Agreement and declared the distribution of Rights in connection with the expiration of MSC’s previous stockholders rights plan that was in effect from October 16, 1998 until October 16, 2008.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

All of our offices are leased under agreements expiring at various times over the next one to seven years. Our corporate headquarters in Santa Ana, California includes approximately 203,500 square feet under a lease expiring in 2013, of which approximately 69,400 square feet is sublet, and an additional 51,400 square feet is available to be sublet. We also lease approximately 281,700 square feet in 45 other offices throughout the world for sales, support, research and development, consulting and administrative personnel. All facilities are in good condition and are adequate to meet our requirements for the foreseeable future. See Note 13—Commitments and Contingencies in Notes to Consolidated Financial Statements for additional information regarding our lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 13—Commitments and Contingencies in Notes to Consolidated Financial Statements under Item 8 of this Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December  31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on NASDAQ under the symbol “MSCS”. The following table sets forth the high, low and closing prices, as reported on the respective trading systems, for the periods shown:

	Sales Prices
	High	Low	Close
Calendar Year 2008:
Fourth Quarter	$10.72	$5.67	$6.68
Third Quarter	$13.89	$10.11	$10.70
Second Quarter	$13.73	$10.95	$10.98
First Quarter	$14.03	$11.82	$12.99
Calendar Year 2007:
Fourth Quarter	$14.50	$11.40	$12.99
Third Quarter	$14.73	$11.44	$13.62
Second Quarter	$14.13	$12.31	$13.52
First Quarter	$15.95	$12.44	$13.75

As of February 28, 2009, there were 185 record holders of our common stock.

We eliminated our dividend in September 1996 and do not anticipate paying a dividend in the foreseeable future.

We maintain the MSC Defined Contribution Plan, which includes a 401(k) feature that allows participants to make contributions to the plan from their compensation on a before-tax basis. A participant’s contributions to the plan are credited to an account maintained in his or her name under the plan. Through March 2005, a participant was permitted to invest his or her account in the MSC Stock Fund, an investment alternative under the plan that was invested principally in our common stock. Shares held in the MSC Stock Fund under the plan were purchased by the plan trustee on the open market using contributions invested in that fund. This practice was suspended in March 2005 after our common stock was delisted from the NYSE. As of December 31, 2007 and 2008, the number of shares of our common stock held in the MSC Stock Fund totaled 75,132 and 60,979, respectively.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on MSC’s common stock, based on the market price of our common stock, with the total return of companies included within the NASDAQ Market Index and Hemscott Group Index selected by us, for the period commencing January 1, 2004 and ended December 31, 2008. The calculation of total cumulative returns assumes a $100 investment in MSC’s common stock, the NASDAQ Stock Market Index and the Hemscott Group Index on December 31, 2003 at market close, and the reinvestment of all dividends, and accounts for all stock splits. The historical information set forth below is not necessarily indicative of future performance.

Repurchases of Common Stock

On November 8, 2006, the Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock that expired November 7, 2007. Share repurchases under the program were made in the open market, based on stock availability and price. Over this time, we purchased an aggregate of 263,500 shares at an average price of $14.04 per share. The aggregate purchase price of $3.7 million was recorded in treasury stock as of December 31, 2007.

In addition, during 2007 and 2008 we withheld 176,192 shares and 141,069 shares related to vested restricted stock units as settlement of income taxes paid by MSC on behalf of employees totaling $2.4 million and $1.5 million, respectively. Such withholding activities are considered repurchases of stock and accordingly, the amounts were recorded in treasury stock in the accompanying consolidated balance sheet.

The following tables set forth the number of shares withheld as settlement of income taxes paid by MSC on behalf of employees during each quarter of 2008 and for each month during the fourth quarter of 2008:

Quarterly Periods in 2008	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs	Maximum Number Of Shares Purchasable Under The Program As Of End Of Period
January 1, 2008 through March 31, 2008	79,844	$12.59
April 1, 2008 through June 30, 2008	4,158	$13.07
July 1, 2008 through September 30, 2008	239	$12.18
October 1, 2008 through December 31, 2008	56,828	$7.32

	141,069	$10.48

Monthly Periods in the Fourth Quarter of 2008
October 1, 2008 through October 31, 2008	55,636	$7.30	—	—
November 1, 2008 through November 30, 2008	1,192	8.48	—	—
December 1, 2008 through December 31, 2008	—	—	—	—

	56,828	$7.32	—

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K. The financial data as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008 is derived from the audited consolidated financial statements that are included in this report . The selected financial data as of December 31, 2004, 2005 and 2006 and for the years ended December 31, 2004 and 2005 is derived from audited consolidated financial statements that are not included in this report. Amounts shown in thousands, except per share data.

	As Of and For the Years Ended December 31,
	2004	2005	2006	2007	2008
Statement Of Operations Data:
Revenue	$267,285	$295,637	$259,686	$246,651	$254,386
Operating Income (Loss)	$15,898	$29,231	$4,701	$(10,320)	$(6,246)
Other Expense (Income), net	$872	$3,513	$(1,709)	$(9,213)	$(878)
Income (Loss) From Continuing Operations	$9,572	$11,901	$13,341	$(2,603)	$(21,288)
Income (Loss) From Discontinued Operations	$1,307	$(83)	$461	$1,042	$—

Net Income (Loss)	$10,879	$11,818	$13,802	$(1,561)	$(21,288)

Basic Earnings (Loss) Per Share From Continuing Operations	$0.31	$0.39	$0.35	$(0.06)	$(0.47)
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.27	$0.30	$0.31	$(0.06)	$(0.47)
Basic Earnings Per Share From Discontinued Operations	$0.04	$—	$0.01	$0.02	$—
Diluted Earnings Per Share From Discontinued Operations	$0.03	$—	$0.01	$0.02	$—
Basic Earnings (Loss) Per Share	$0.36	$0.38	$0.36	$(0.04)	$(0.47)
Diluted Earnings (Loss) Per Share	$0.30	$0.30	$0.32	$(0.04)	$(0.47)

Balance Sheet Data:
Cash and Cash Equivalents	$35,772	$99,478	$111,878	$130,076	$152,554
Total Assets	$465,057	$475,588	$458,838	$467,145	$444,943
Total Deferred Revenue	$116,238	$94,625	$78,189	$80,584	$75,800
Total Long-Term Debt, including Capital Lease Obligations	$108,541	$108,559	$8,425	$7,267	$125
Total Shareholders’ Equity	$165,015	$181,688	$310,908	$319,410	$311,500

Other Data:
Working Capital	$20,710	$61,879	$98,360	$107,291	$114,197
Net Cash Provided By (Used In) Operating Activities	$31,922	$40,135	$(4,458)	$16,501	$32,094

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a global leader in the development, marketing and support of simulation software and related services. Our customers vary in size and operate across many industry sectors and geographies, and include industry leaders in aerospace, automotive, defense and heavy machinery industries. For over 46 years, our simulation technologies have allowed manufacturing companies around the world to validate how their designs will behave in their intended environment. Engineers use our simulation software to construct computer models of products, components, systems and assemblies and to simulate performance conditions and to predict physical responses to certain variables such as stress, motion and temperature. These capabilities can allow our customers to optimize product designs, improve product quality and reliability, comply with regulatory and safety guidelines, reduce product development costs and shorten the timeline in bringing new products to market.

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

The following table shows the changes in the reporting currencies of our EMEA and Asia regions from which we derive a significant portion of our revenue:

Average Exchange Rate to US $1	2006	2007	% Change	2008	% Change
EMEA - Euro	0.7973	0.7310	8.3%	0.6835	6.5%
Asia - Japanese Yen	116.3520	117.8292	-1.3%	103.4836	12.2%

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

During times of economic uncertainty, we believe companies will place greater emphasis on creating the most cost effective business model, which may result in expense reductions within their capital and R&D budgets. Some customers may reduce their PLM expenditures by decreasing their level of software purchases, using older generations of products or not renewing maintenance services. In addition, customers may bargain more intensely on pricing and payment terms, which may affect PLM related revenues industry-wide. Lastly, some customers may consolidate their PLM purchases with fewer suppliers in order to lower their overall cost of ownership while at the same time meeting new technology challenges. This will increase competition among PLM vendors.

Recognizing that companies will continue to scrutinize their PLM spending and will work to aggressively contain costs, we are dedicated to improving our customers’ product development and manufacturing capabilities by providing more fully integrated simulation software within an enterprise solutions environment and offering customers a wide range of software products and solutions. Over the long term, we believe PLM spending growth will continue to depend on growth in product development and engineering spending and on continued growth in key markets and industries we serve.

According to early 2009 estimates from industry analysis firm CIMdata, Inc., Simulation and Analysis (S&A) software and related services totaled $2.1 billion in 2007, a year-over-year increase of 18%. Continued growth in S&A was expected to expand the market to $2.3 billion in 2008, and $2.5 billion in 2009. Spending on total PLM software and services totaled nearly $27 billion in 2008, a year-over-year increase of 10.6%. Approximately 8.7% of the PLM market came from S&A in 2008. Over the next five years, S&A is expected to be one of the growing segments of the total PLM market, with a 8.7% compound annual growth rate, expanding the market to nearly $3.3 billion in 2012, out of a total 2012 PLM market of $39 billion.

2008 Highlights

We completed key technical enhancements of our core engineering tools, as well as our MD technologies through the release of our engineering analysis product suite in June 2008. This engineering analysis suite provides a common technology foundation to fully integrate our engineering tools and MD solutions with a direct connectivity to our SimEnterprise solution. This new technology provides our customers a seamless path forward to enterprise simulation with next generation technology that will work with current products in an interoperable way.

In addition, as part of our product transition strategy to provide fully integrated simulation solutions, we released SimEnterprise R3 and its key components, SimXpert R3, SimDesigner R3 and SimManager R3, which we believe will significantly improve the way analysts, designers and suppliers collaborate. In October 2008, we extended the SimEnterprise offerings with the release of FluidConnection R3, which is integrated with SimManager to provide the benefits of process capture and automation available to computational fluid dynamics (“CFD”) applications. We believe these new releases improve upon our scalable solution for enterprise simulation management that should result in faster, more innovative design methodologies that decrease development costs and establish a competitive advantage for our customers.

Since 2006, when we initiated this product transition strategy, our software sales have been and continue to be adversely impacted. Our major customers were required to re-evaluate their simulation and engineering needs and to revise, review and approve higher funding requirements. Although many of our strategic customers became early adopters of the enterprise solutions, our experience to date shows that selling enterprise solutions lengthens the sales cycles, leads to delays in licensing all our products and is more difficult to gain acceptance. In addition, we are currently facing the unanticipated challenge of selling larger, more expensive enterprise solutions during a severe economic downturn.

In addition, the transition to developing and selling enterprise solutions has impacted our operations in a variety of ways including requiring significant expenditures on research and development activities, changes in our sales force and sales processes and changes in our employee base. With the current releases of our engineering analysis products and simulation solutions, our management has committed to making improvements in our cost structures and other operational efficiencies. In 2008, our management implemented a new cost reduction initiative that included: (i) reductions in contracted services primarily impacting information technology and product development activities, (ii) workforce reductions, and (iii) reorganizations of various departments. The reductions in contracted services are possible given the completion of the current releases described above, as well as the completion of information technology projects, including post-implementation support for our worldwide financial and information system. The workforce reductions are expected to impact approximately 11% of our employees within various departments and will result in severance related payments totaling approximately $2.6 million. We have recognized $2.0 million of such costs during 2008, and expect to recognize the remaining costs in 2009. At December 31, 2008, we had 1,006 employees compared to 1,116 employees at December 31, 2007.

Our industry is also consolidating through acquisitions. We, along with many of our competitors, have been actively acquiring engineering software companies and key technologies that we believe will bring changes in the way products are developed, marketed and sold, including the transition within our industry to selling enterprise solutions. We believe that such consolidation will continue and will create new opportunities and challenges within our industry. Following our acquisition of Pioneer Solutions, Inc. and its FluidConnection products in August 2007, we acquired Network Analysis, Inc. in January 2008, which provided us thermal analysis technology, and also acquired developed technology from The MacNeal Group in June 2008, which provided us enhancements to our Nastran technology, as part of a long-term strategy to provide our customers superior and leading-edge simulation technology for the global enterprise environment.

Total revenue in 2008 increased 3% to $254.4 million when compared to $246.7 million in 2007. The 2008 period included $15.7 million of revenue resulting from favorable changes in foreign currency rates. Total operating expenses for 2008 increased to $212.7 million, or 84% of total revenue, compared to $210.7 million, or 85% of total revenue, in 2007. Included in total operating expenses were restructuring and impairment charges totaling $13.3 million in 2007 and $13.2 million in 2008. Also included in total operating expenses in 2008 was an unfavorable impact from changes in foreign currency rates totaling $7.0 million. Our operating loss in 2008 was $6.2 million compared to an operating loss of $10.3 million in 2007. Our net loss from continuing operations in 2008 was $21.3 million compared to $2.6 million in 2007. The 2008 results included a valuation allowance for deferred tax assets of $22.9 million.

Net cash provided by operations during 2008 was $32.1 million compared to $16.5 million in 2007. The increase resulted primarily from higher cash earnings and collections of trade receivables. Our cash, cash equivalents and investments increased 13% to $152.6 million at December 31, 2008 when compared to $135.0 million at December 31, 2007. Total deferred revenue at December 31, 2008 was $75.8 million compared to $80.6 million at December 31, 2007.

We continue to change the focus of our operations and as we move through this product transition operating expenses have been impacted in a variety of ways including increased research and development efforts, changes in the sales force and changes in our employee base.

Recent Economic Events

As more fully discussed above under “Item 1A. Risk Factors,” worldwide economic conditions have worsened due to the deteriorating credit markets, slower economic activity, unprecedented volatility, volatile energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. We do not believe these financial market disruptions and other developments will directly affect our liquidity over the next twelve months as it relates to our investments and access to credit markets. However, we believe that our future financial results will be significantly affected by the impact these disruptions have on certain key industries and customers we serve.

Any significant or prolonged economic downturn that directly impacts our customers in key industries we serve, such as aerospace and automotive, will have an adverse effect on our sales and operating results, including potentially higher allowance for doubtful accounts receivable and possible impairment of goodwill, other intangible assets and long-lived assets.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowance for doubtful accounts, income taxes, valuation of goodwill and other intangibles, contingencies and litigation, restructuring charges and incentive compensation have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no significant changes in our critical accounting policies during 2008.

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

Maintenance agreements are generally twelve-month prepaid contracts that are recognized ratably over the contract period. VSOE of fair value for maintenance is measured by the stated renewal rate included in the agreement or, when not stated in the agreement, by analysis of actual maintenance renewal agreements, and has been between 20% and 23% of software license fees.

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

If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, the entire amount of revenue from the arrangement is deferred. Depending upon the type of transaction and on which elements fair value cannot be determined, such deferred revenue will be recognized (1) after all elements have been delivered or fair value is objectively determined or (2) ratably over the period appropriate for that transaction.

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

Income Taxes

During the preparation of our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, a valuation allowance is established. To the extent we establish a valuation allowance or change the allowance in a period, the impact is recorded within the tax provision in the consolidated statements of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We record a valuation allowance when uncertainties exist as to our ability to utilize some of our deferred tax assets before they expire. In assessing our ability to realize deferred tax assets, our management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. We consider taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. In the event that actual results differ from these estimates, or these estimates change in future periods, adjustments to the valuation allowances may need to be recorded which could materially impact our financial position and results of operations.

Based on the assessment made as of December 31, 2008, our management believes it is “more likely than not” that we will not realize the benefit of the all of our federal U.S. and certain of our foreign and state deferred tax assets. Accordingly, we recorded additional valuation allowances totaling $22.9 million in 2008.

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, we use a “more likely than not” threshold to recognize tax benefits of uncertain tax positions. We evaluate the need to establish reserves for uncertain tax positions based on the probability of success on audit of the tax position. Many years might elapse before we resolve an uncertain tax position for which we have established a reserve. We adjust each reserve and income tax provision in the period: 1) we settle with tax authorities and pay amounts, if any, in settlement that differ from our established reserves, 2) the statute of limitations expires for the particular tax authority to audit the uncertain tax position, or 3) when more information becomes available. In evaluating exposures related to our various tax filing positions and the need to establish reserves, we rely on reasoned interpretation of laws, regulations, administrative guidance, and case law to forecast the likely outcome upon the relevant tax authority’s audit of each uncertain tax position.

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

Valuation of Goodwill and Other Intangibles

Goodwill is tested annually for impairment in the fourth quarter of each fiscal year (at October 1), and is tested more frequently if events and circumstances indicate that the asset might be impaired. For 2008, we tested for impairment as of December 31, 2008 due to the significant declines in our stock price occurring after October 1, 2008. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The fair values of our reporting units are determined using an average of the fair values calculated under (i) a discounted cash flow (income) approach and a (ii) market multiple (market) approach. For 2008, the income approach was given a 75% weighting compared to a 25% weighting for the market approach due to the recent volatility in the stock market and significant changes in stock prices. In 2007, each of these approaches was given a 50% weighting in the determination of fair value.

The key assumptions used under the income approach for 2008 were as follows:

•	A discount rate of 17.5% (for our software reporting unit) and 16.5% (for our services reporting unit), each based on a weighted average cost of capital (WACC)

•	A terminal multiple of 5.0x based on an analysis of peer company data

•	A long-term terminal growth rate of 4%

The key assumptions used under the market approach for 2008 were as follows:

•	Revenue multiples of 1.0x -1.2x based on an analysis of peer company data

•	Earnings before income taxes and depreciation and amortization and stock option expense (EBITDAO) multiples of 4.0x-5.5x based on an analysis of peer company data

•	A control premium of 30% based on recent acquisitions in our industry

The determination of fair value of our reporting units is sensitive to changes in these key assumptions. For example, a change in our discount rate from 17.5% to 18.5% decreases the fair value of the software reporting unit by approximately $7.0 million; and a change in our control premium from 30% to 20% decreases the fair value of the software reporting unit by approximately $2.5 million.

As of December 31, 2008, our reporting units had an aggregate fair value of $391.6 million, which exceeded the aggregate book value by $65.4 million. We believe that reasonable changes in any of these assumptions would not have resulted in an impairment of the book value of our reporting units as of our testing date. In addition, the aggregate fair value of our reporting units is higher than our market capitalization (based on diluted shares) of approximately $310 million as of December 31, 2008 by an amount approximating the control premium.

No impairment charges for goodwill were recorded in 2006, 2007 or 2008 as a result of our impairment testing.

The fair value of indefinite-lived and other intangibles, consisting primarily of trademarks and trade names of various software products we sell, is determined using discounted cash flow and other methodologies under an income approach after consideration of other factors that may exist. During 2007 and 2008, we recorded impairment charges totaling $4.4 million and $10.0 million, respectively, related primarily to trademarks and trade names for certain software products.

Significant management judgment is required in determining the fair value of goodwill and other intangible assets. Any changes in the assumptions used in projecting cash flows or determining an appropriate discount rate could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

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

Non Time-Based Equity Awards and Bonus

We estimate the expense to be recognized in a period after assessing the likelihood that the performance criteria will be met over the vesting period. We periodically review the estimates and assumptions and reflect the effects of those revisions in the period that they become known. These effects could be material to our consolidated financial statements.

Recently Adopted and Issued Accounting Standards

Recently adopted and issued accounting standards are discussed in Note 1—Nature of Operations and Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth items included in the consolidated statements of operations data (amounts in thousands).

	2006	% of Revenue	2007	% of Revenue	2008	% of Revenue
Revenue:
Software	$111,231	42.8%	$94,681	38.4%	$89,278	35.1%
Maintenance	115,099	44.3%	125,529	50.9%	136,975	53.8%
Services	33,356	12.9%	26,441	10.7%	28,133	11.1%

Total Revenue	259,686	100.0%	246,651	100.0%	254,386	100.0%

Cost of Revenue:
Software	12,937	5.0%	10,351	4.2%	10,692	4.2%
Maintenance and Services	45,162	17.4%	35,900	14.6%	37,272	14.7%

Total Cost of Revenue	58,099	22.4%	46,251	18.8%	47,964	18.9%

Gross profit	201,587	77.6%	200,400	81.2%	206,422	81.1%

Operating Expenses:
Research and Development	43,249	16.7%	51,109	20.7%	51,058	20.1%
Selling and Marketing	83,581	32.2%	84,794	34.4%	88,211	34.7%
General and Administrative	69,165	26.6%	60,819	24.7%	58,833	23.1%
Amortization of Intangibles	750	0.2%	698	0.3%	1,346	0.5%
Restructuring Charges	—	0.0%	8,522	3.5%	3,269	1.3%
Impairment Charges	141	0.1%	4,778	1.8%	9,951	3.9%

Total Operating Expenses	196,886	75.8%	210,720	85.4%	212,668	83.6%

Operating Income (Loss)	4,701	1.8%	(10,320)	-4.2%	(6,246)	-2.5%

Other (Income) Expense:
Interest Expense	3,583	1.4%	1,155	0.5%	1,183	0.5%
Other Income, net	(5,292)	-2.0%	(10,368)	-4.2%	(2,061)	-0.8%

Total Other Income, net	(1,709)	-0.6%	(9,213)	-3.7%	(878)	-0.3%

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	6,410	2.4%	(1,107)	-0.5%	(5,368)	-2.1%
Provision (Benefit) for Income Taxes	(6,931)	-2.7%	1,496	0.6%	15,920	6.3%

Income (Loss) From Continuing Operations	13,341	5.1%	(2,603)	-1.1%	(21,288)	-8.4%
Income From Discontinued Operations, net of Income Taxes	461	0.2%	1,042	0.4%	—	0.0%

Net Income (Loss)	$13,802	5.3%	$(1,561)	-0.6%	$(21,288)	-8.4%

Revenue

Revenue Background

We generate our revenue from the sale of software licenses, maintenance, consulting and training services. The timing and amount of revenue recognized from software licenses, maintenance and services agreements vary, particularly as recognized as part of a multi-element arrangement. We recognize (i) revenue on a paid-up software license in the period in which the license is delivered, and on a lease, ratably over the license term, (ii) maintenance revenue, generated either as an element of a software license or by a separate renewal agreement, ratably over the maintenance period (normally one year), and (iii) services revenue, generated primarily from consulting and training agreements when services are performed.

Due to the cyclical nature of new product releases and spending by larger global accounts, our revenue is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or reseller represented more than 10% of total revenue during the periods presented.

Our software is used in critical design applications by OEM’s and their key suppliers in many industries, primarily automotive and aerospace. We have long-term relationships with these customers who rely on our software support services on an ongoing basis, which results in high maintenance renewal rates. As discussed above under 2008 Highlights, our transition to sell enterprise software products has impacted our license revenues causing these revenues to decline as a percentage of total revenues. Accordingly, maintenance fees have been, and we believe will continue to be, our largest source of revenue in the near term. For 2006, 2007 and 2008, maintenance revenue represented 44%, 51% and 54% of total revenue, respectively.

Total Revenue

Total revenue for 2008 increased 3% when compared to 2007 primarily due to the impact from favorable changes in foreign currency rates totaling $15.7 million. Excluding the effect of changes in foreign currency rates, total revenue decreased 3% as the result of lower software revenue, partially offset by increases in maintenance and services revenue.

Total revenue for 2007 decreased 5% when compared to 2006. The decrease reflects the loss of $2.4 million of sales attributable to our PLM business which we sold in March 2006. Changes in foreign currency rates during the 2007 period favorably impacted revenue by $7.2 million. The remaining decrease was primarily the result of lower software and services revenue recognized in all our regions, which are more fully discussed below.

Total deferred revenue at December 31, 2008 was $75.8 million compared to $80.6 million at December 31, 2007 and $78.2 million at December 31, 2006.

Software Revenue

Software revenue in 2008 decreased 6% to $89.3 million compared to $94.7 million in 2007 primarily due to lower sales of our engineering products partially offset by increases in sales of our MD and enterprise solutions, including sales of enterprise advantage license units. As more fully discussed in 2008 Highlights, we are in a product transition period, which has lengthened our sales cycle, and has caused our customers to evaluate licensing all of our products. In addition, the fourth quarter in 2008 was negatively impacted by the economic downturn caused in part by the recent financial market disruptions and related developments, including the credit crisis being addressed by governments worldwide. Revenue from sales of enterprise and MD solutions in 2008 was $28.7 million, or approximately 32% of total software revenue, compared to $20.3 million, or 21% of total software revenue, in 2007. We expect to see continuing declines in software revenue during 2009 due to the uncertain market conditions. During 2008, changes in foreign currency rates favorably impacted software revenue by $6.0 million. Excluding the effect from favorable changes in foreign currency rates, software revenue decreased 12% to $83.3 million in 2008 compared to 2007. During 2008 total deferred software revenue decreased $8.3 million or 31% to $18.1 million.

Software revenue in 2007 decreased 15% to $94.7 million compared to $111.2 million in 2006. The decrease reflects the loss of $1.3 million of sales attributable to our PLM business. In addition, changes in foreign currency rates favorably impacted software revenue in 2007 by $2.6 million. As previously discussed, we have been transitioning from engineering tools to enterprise products. As a result of this transition, engineering tools decreased by approximately $30.0 million while enterprise products revenue increased by $14.0 million. Other factors that adversely impacted our 2007 revenue included the effects from discontinued products, competitive pressures, and the timing of revenue recognition associated with the different mix of license arrangements. During 2007 total deferred software revenue increased $1.3 million or 5% to $26.4 million.

Maintenance Revenue

Maintenance revenue for 2008 increased 9% to $137.0 million compared to $125.5 million in 2007. The increase was primarily due to the timeliness of renewals, incremental growth in our installed customer base and continued high renewal rates from our prior years’ customer base. In addition, maintenance revenue in 2008 included $4.6 million of revenue recognized upon customers’ reinstatement of previously expired maintenance compared to $2.8 million recognized in 2007. During 2008, changes in foreign currency rates favorably impacted maintenance revenue by $8.2 million. Excluding these effects from changes in foreign currency rates during 2008, maintenance revenue increased 3% to $128.8 million in 2008 compared to 2007. During 2008 total deferred maintenance revenue increased $2.6 million to $55.5 million.

Maintenance revenue in 2007 increased by 9% to $125.5 million compared to $115.1 million in 2006. During 2007, changes in foreign currency rates favorably impacted maintenance revenue by $3.6 million. The remaining increase is the result of incremental growth in our installed customer base from 2007 activity coupled with high renewal rates from our prior years’ customer base. During the year ended December 31, 2007 total deferred maintenance revenue increased $1.6 million or 3% to $52.9 million.

Services Revenue

Services revenue for 2008 increased 6% to $28.1 million compared to $26.4 million in 2007 reversing the trend in prior years. The increase was attributable to higher simulation, implementation and post-deployment support services associated primarily with our MD solutions. During the 2008, changes in foreign currency rates favorably impacted services revenue by $1.5 million. Excluding these effects from changes in foreign currency rates during 2008, services revenue increased 1% to $26.6 million in 2008 compared to 2007. During 2008 total deferred services revenue increased $0.8 million to $2.1 million.

Services revenue in 2007 decreased by 21% to $26.4 million compared to $33.4 million in 2006. The decrease was due to changes in the nature, size and timing of consulting arrangements provided to our larger global accounts and the decision to discontinue certain low margin services. In addition, 2007 reflects the loss of $1.1 million of services revenue recognized in 2006 attributable to our PLM business that was sold in 2006. During 2007, changes in foreign currency rates favorably impacted services revenue by $1.0 million. During the year ended December 31, 2007 total deferred services revenue decreased $0.5 million or 28% to $1.3 million.

Revenue by Geography by Type

The following table sets forth for the periods indicated, revenue in each of the three geographic regions in which we operate (amounts in thousands):

	2006	2007	% Change	2008	% Change
Total Revenue:
Americas
Software	$25,748	$22,869	(11.2)%	$24,773	8.3%
Maintenance	38,028	42,942	12.9%	45,562	6.1%
Services	11,971	9,472	(20.9)%	9,962	5.2%

Sub-total	75,747	75,283	(0.6)%	80,297	6.7%

EMEA
Software	48,520	35,802	(26.2)%	31,970	(10.7)%
Maintenance	41,413	47,975	15.8%	52,807	10.1%
Services	13,514	12,112	(10.4)%	11,657	(3.8)%

Sub-total	103,447	95,889	(7.3)%	96,434	0.6%

Asia
Software	36,963	36,010	(2.6)%	32,535	(9.6)%
Maintenance	35,658	34,612	(2.9)%	38,606	11.5%
Services	7,871	4,857	(38.3)%	6,514	34.1%

Sub-total	80,492	75,479	(6.2)%	77,655	2.9%

Total Revenue	$259,686	$246,651	(5.0)%	$254,386	3.1%

% Revenue by Geography:
Americas	29.2%	30.5%		31.6%
EMEA	39.8%	38.9%		37.9%
Asia	31.0%	30.6%		30.5%

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

Americas

The industries from which the Americas derive a significant portion of its revenue are aerospace, automotive, and manufacturing.

Total revenue in the Americas for 2008 increased 7% compared to 2007 as the result of increased sales to key customers in the automotive and aerospace industries. Software revenue increased during 2008 primarily due to greater product acceptance of our enterprise solutions demonstrated by higher sales of enterprise advantage license units. Maintenance revenue increased due to the timeliness of renewals, incremental growth in our installed customer base and continued high renewal rates from our prior years’ customer base. In addition, maintenance revenue in 2008 included $2.6 million of revenue recognized upon customers’ reinstatement of previously expired maintenance compared to $0.9 million in 2007. Services revenue increased due to higher revenue generated from process, implementation and post-deployment support services provided to key customers in the aerospace and automotive industries, including $1.1 million recognized upon completion of a long-term consulting arrangement with a key automotive customer in the third quarter of 2008.

Total revenue in the Americas for 2007 decreased 1% compared to 2006 due to the loss of PLM revenues and from lower sales resulting from the transition to selling our MD and enterprise products. We experienced lower sales activities within the automotive industry due to weak market conditions, partially offset by continued strength in our major accounts within the aerospace industry. The decrease in software revenue in 2007 also reflects the loss of PLM software revenue totaling $1.3 million. The increase in maintenance revenue in 2007 was due to a growing installed customer base coupled with high renewal rates. The decrease in services revenue was due to the loss of PLM services revenue totaling $1.1 million. In addition, the decrease in services revenue reflects the completion and non-replacement of significant consulting arrangements provided to larger global accounts in the aerospace and automotive sectors and the decision to discontinue certain services.

EMEA

The industries from which EMEA derives a significant portion of its revenue are automotive, aerospace, and manufacturing.

Total revenue in EMEA for 2008 increased 1% compared to 2007 due primarily to favorable changes in the Euro totaling $6.2 million. Excluding the effects of changes in foreign currency rates during 2008, total revenue decreased 6% compared to 2007. Despite changes in the Euro that favorably impacted software revenue by $2.0 million, software revenue decreased 11% due to lower sales of engineering products partially offset by higher sales of MD solutions. The decrease in revenue from engineering products is due in part to lower conversions of lease to paid-up licenses compared to 2007 as well as weakness in the fourth quarter of 2008 due to the recent economic downturn. Excluding the effects from changes in foreign currency rates during 2008, software revenue decreased 16% in 2008 compared to 2007. Maintenance revenue increased 10% primarily as a result of a favorable change in the Euro totaling $3.6 million and due to the timeliness of renewals, incremental growth in our installed customer base and continued high renewal rates from our prior years’ customer base. Excluding the effects from changes in foreign currency rates during 2008, maintenance revenue increased 3% in 2008 compared to 2007. Services revenue decreased 4% due to lower training revenue attributable to non-recurring training provided to key aerospace customers in 2007, partially offset by a favorable change in foreign currency rates totaling $0.7 million. Excluding the effects of changes in foreign currency rates during 2008, services revenue decreased 10% in 2008 compared to 2007.

Total revenue in EMEA in 2007 decreased 7% compared to 2006. During 2007, changes in the Euro favorably impacted total revenue by $8.2 million. Excluding the effects from changes in foreign currency rates during 2007, total revenue in 2007 decreased 15% compared to 2006. Software revenue decreased in 2007 due to lower sales to automotive customers in key markets, such as France and Germany, partially offset by higher sales to major customers in the aerospace industry. These decreases were attributable to non-recurring conversions of leasing arrangements to paid-up transactions totaling $1.4 million. In addition, indirect channel sales in 2007 were higher by $1.6 million compared to 2006 as the result of an increased focus on the channel program coupled with strong regional performance by our channel partners, particularly in Russia, the UK, Turkey and South Africa. During 2007, changes in the Euro favorably impacted software revenue by $3.1 million. Excluding the effects from changes in foreign currency rates during 2007, software revenue decreased 33% in 2007 compared to 2006.

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

Asia

The industries in Asia from which a significant portion of revenue is derived are automotive, manufacturing and electronics.

Total revenue in Asia for 2008 increased 3% compared to 2007 due primarily to favorable changes in the Yen totaling $9.4 million. Software revenue decreased 10% despite a favorable impact from changes in the Yen of $4.0 million. The decrease was due to non-renewals of lease arrangements, the absence of significant conversions of leases to token-based licenses that occurred in 2007 and lower sales from our indirect channel partners compared to 2007. Maintenance revenue increased 12% due to favorable changes in the Yen totaling $4.7 million. Services revenue increased 34% due to higher consulting revenue associated with MD and enterprise solutions and a favorable impact from changes in the Yen of $0.8 million.

Total revenue in Asia in 2007 decreased 6% compared to 2006 due to a decrease in services revenue of approximately $3.0 million, which resulted from the completion and non-replacement of larger consulting projects with major Japanese customers. In addition, changes in the Yen unfavorably impacted total revenue by $1.0 million during 2007.

Costs and Expenses

A significant amount of our costs and expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. We have taken actions in recent years to reduce operating expenses and to improve operating margins, including the decision to sell our ESTECH subsidiary in 2005 and to sell certain assets related to our PLM business in 2006. During 2005 we began to expand our software development activities in India through a third party solution provider to maintain our leadership in simulation software. In addition, we identified and commenced several cost reduction initiatives in 2006, including outsourcing our production, manufacturing and distribution capabilities, renegotiating third party royalty arrangements and IT software licensing and maintenance agreements, and transitioning to electronic delivery of our software. In 2007 and 2008, we initiated two separate restructuring plans designed to rationalize our costs and align our operations with our new enterprise products transition strategy that included (i) reductions in contracted services primarily impacting information technology and product development activities, (ii) closing and/or consolidation of facilities, (ii) workforce reductions, and (iii) reorganizations of various departments.

We allocate facility expenses among our income statement categories based on headcount. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

The changes in compensation and benefit costs in 2008 compared to 2007 reflect the impact from recent headcount reductions resulting from the cost reduction initiative implemented in 2008, and annual merit increases effective January 1, 2008 compared to similar increases effective July 1, 2007.

Cost of Revenue

Cost of Software Revenue

Cost of software revenue consists primarily of amortization of developed technology, third-party licenses and royalties for technology resold, embedded in or licensed with our software products, and other direct product costs, including those costs associated with software delivery, product packaging and documentation materials. As a percentage of software revenue, cost of software revenue for 2006, 2007 and 2008 was approximately 12%. We expect such percentage to be stable in the foreseeable future.

Cost of Maintenance and Services Revenue.

Cost of maintenance and services revenue consists primarily of personnel, outside consultancy costs and other direct costs required to provide post sales support, consulting and training services.

The following table sets forth major components of our cost of maintenance and services revenue in total dollars and the amounts expressed as a percentage of maintenance and services revenue for the years ended December 31, 2006, 2007 and 2008.

Amounts in thousands	2006	% of Related Revenue	2007	% of Related Revenue	2008	% of Related Revenue	% Change 2007 vs 2006	% Change 2008 vs 2007
Compensation and related benefits, third party and other direct costs	$35,870	24%	$25,961	17%	$27,957	17%	-28%	8%
Facilities and related costs	5,081	3%	4,101	3%	4,077	2%	-19%	-1%
Compensation associated with higher incentive compensation and stock-based compensation	876	1%	2,051	1%	1,489	1%	134%	-27%
Contracted services	799	1%	1,299	1%	1,288	1%	63%	-1%
Travel and entertainment	1,458	1%	1,250	1%	1,186	1%	-14%	-5%
Various individually insignificant items	1,078	1%	1,238	1%	1,275	1%	15%	3%

Total	$45,162	31%	$35,900	24%	$37,272	23%	-21%	4%

Average Headcount	284		213		197		-25%	-8%

As a percentage of maintenance and services revenue, cost of maintenance and services revenue for 2006, 2007 and 2008 periods has improved. In 2008, gross margin was comparable to 2007. During 2007, the decrease in compensation and related benefits, third party and other direct costs of $9.9 million and the decrease in facility related costs of $1.0 million were directly attributable to our decision to restructure our technical and consulting service operations, including selling the PLM business in 2006 and discontinuing providing certain consulting services. The increase in incentive and stock-based compensation expense in 2007 reflects higher accruals for commissions and bonus and new equity grants awarded in 2007.

The impact from changes in foreign currency rates increased total cost of maintenance and services revenue by $1.0 million in 2007 and by $1.9 million in 2008.

Operating Expenses

Research and Development

Our research and development expenses consist primarily of salaries and benefits, facility costs (including depreciation and amortization), contracted services, incentive compensation and computer technology. Major research and development activities include developing our enterprise and MD solutions strategy, and enhancing the features and functionality of existing engineering tools.

The following table sets forth the significant components of research and development expenses in total dollars and the amounts expressed as a percentage of total revenue for the years ended December 31, 2006, 2007 and 2008.

Amounts in thousands	2006	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue	% Change 2007 vs 2006	% Change 2008 vs 2007
Compensation and related benefits associated with headcount	$28,966	11%	$31,786	13%	$32,923	13%	10%	4%
Facilities and related costs	6,453	2%	8,086	3%	8,098	3%	25%	0%
Contracted services	3,636	2%	6,003	3%	4,502	2%	65%	-25%
Incentive compensation and stock-based compensation	1,671	1%	$2,774	1%	$3,342	1%	66%	20%
Various individually insignificant items	2,523	1%	2,460	1%	2,193	1%	-3%	-11%

Total	$43,249	17%	$51,109	21%	$51,058	20%	18%	0%

Average Headcount	252		272		265		8%	-3%

The significant research and development activities during 2006, 2007 and 2008 included enhancements to our engineering products, including the integration of MD capabilities, and continuing development of our enterprise solutions. With the completion of major new releases of our products in June 2008, the rate of expenditures during the remainder of 2008 decreased, primarily with regard to contracted services. We expect this trend to continue in 2009.

Selling and Marketing

Our selling and marketing expenses consist primarily of salaries and benefits, sales commissions, facility costs (including depreciation and amortization), travel and entertainment, incentive compensation, product marketing and promotional materials, trade shows and customer conferences and professional services.

The following table sets forth the significant components of selling and marketing expenses in total dollars and the amounts expressed as a percentage of total revenue for the years ended December 31, 2006, 2007 and 2008.

Amounts in thousands	2006	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue	% Change 2007 vs 2006	% Change 2008 vs 2007
Compensation and related benefits associated with headcount	$46,777	18%	$45,378	18%	$47,668	19%	-3%	5%
Incentive compensation and stock-based compensation	10,362	4%	12,259	5%	13,012	5%	18%	6%
Facilities and related costs	7,132	3%	6,830	3%	7,094	3%	-4%	4%
Travel and entertainment	6,536	2%	6,235	2%	6,516	3%	-5%	5%
Third party commissions	4,534	2%	5,300	2%	5,449	2%	17%	3%
Various individually insignificant items	8,240	3%	8,792	4%	8,472	3%	7%	-4%

Total	$83,581	32%	$84,794	34%	$88,211	35%	1%	4%

Average Headcount	469		404		373		-14%	-8%

Due to the significant number of sales and marketing personnel located outside of the U.S., the impact from changes in foreign currency rates between periods increased total selling and marketing expenses in 2007 and 2008 by $1.8 million and $4.9 million, respectively.

The increase in compensation and related benefits during 2008 was due to the impact of annual merit increases. The increase in incentive and stock-based compensation expense reflects higher accruals for sales commission and new equity awards granted in 2008. Travel and entertainment expenses increased due to higher business activities.

General and Administrative

Our general and administrative expenses consist primarily of salaries, benefits and incentive compensation, facility costs (including depreciation and amortization), outside consulting and other professional services and travel and entertainment.

The following table sets forth the general and administrative expenses in total dollars and the amounts expressed as a percentage of total revenue for the years ended December 31, 2006, 2007 and 2008:

Amounts in thousands	2006	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue	% Change 2007 vs 2006	% Change 2008 vs 2007
Compensation and related benefits associated with headcount	$24,019	9%	$22,897	9%	$22,080	9%	-5%	-4%
Professional services	28,758	11%	16,484	7%	13,601	5%	-43%	-17%
Facilities and related costs	7,197	4%	8,283	4%	8,332	3%	15%	1%
Compensation associated with incentive compensation and stock-based compensation	5,954	2%	5,343	2%	7,410	3%	-10%	39%
Gain on sale of PLM assets	(4,641)	-2%	—	0%	—	0%	*	*
Various individually insignificant items	7,878	3%	7,812	3%	7,410	3%	-1%	-5%

Total	$69,165	27%	$60,819	25%	$58,833	23%	-12%	-3%

Average Headcount	253		242		232		-4%	-4%

*	Not meaningful

The decrease in professional services during 2008 was attributable to the completion of various information technology, accounting and tax projects in 2007, including the implementation of our worldwide accounting and management system, and the adoption of FIN 48. These reductions were partially offset by increases in legal costs associated with various actions initiated against third parties, principally related to intellectual property matters. The increase in incentive and stock-based compensation expense during 2008 was attributable to higher accruals for incentive compensation based on operating performance in accordance with the 2008 bonus plan and recognition of stock-based compensation expense of new equity awards granted in 2008. In addition, increases in compensation due to annual merit increases were offset by lower accrued benefits resulting primarily from favorable trends in medical insurance claims.

The decrease in general and administrative expenses in 2007 of $8.4 million is primarily attributable to non-recurring items included in 2006. Included in 2006 were $6.0 million of audit and non-recurring professional services fees incurred in connection with the 2005 audit, $6.0 million of consulting expenses related to the implementation of a worldwide financial and management system and $0.7 million to settle previously disclosed claims, partially offset by a $4.6 million gain recognized on the sale of certain assets of our PLM business.

After consideration of these items totaling $8.1 million, the decrease in general and administrative expenses in 2007 was $0.3 million. Other factors affecting general and administrative expenses in 2007 primarily included lower salaries and related benefits totaling $2.8 million resulting from our 2007 restructuring plan and lower stock and incentive compensation totaling $0.6 million resulting from our operating performance. These items were offset by higher professional services and consulting fees of $1.4 million resulting from information technology, accounting and tax projects, facility related costs of $1.2 million and severance to management personnel totaling $0.7 million resulting from a reorganization of certain business functions.

The impact from changes in foreign currency rates increased total general and administrative expenses in 2007 and 2008 by $0.7 million and $1.4 million, respectively.

Amortization of Intangible Assets

The following table sets forth the amortization of intangible assets in total dollars and the amounts expressed as a percentage of total revenue for the years ended December 31, 2006, 2007 and 2008.

Amounts in thousands	2006	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue	% Change 2007 vs 2006	% Change 2008 vs 2007
Amortization	$750	0%	$698	0%	$1,346	1%	-7%	93%

The increased amortization of intangibles during 2008 resulted from the acquisitions of Pioneer Solutions, Inc. in August 2007, Network Analysis, Inc. in January 2008 and the MacNeal Group, LLC in June 2008, and the reclassification of trademarks and trade names with a carrying value of $2.7 million from indefinite lived assets to other intangible assets at December 31, 2007.

Restructuring and Other Charges

The following table sets forth restructuring and other charges in total dollars and the amounts expressed as a percentage of total revenue for the years ended December 31, 2006, 2007 and 2008.

Amounts in thousands	2006	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue
Restructuring - 2008 Plan	$—	0%	$—	0%	$2,014	1%
Restructuring - 2007 Plan	—	0%	8,522	3%	1,255	0%
Impairment of indefinite-lived trademarks and trade names	141	0%	4,435	2%	9,698	4%
Impairment of capitalized software costs	—	0%	343	0%	—	0%
Impairment of developed technology	—	0%	—	0%	253	0%

Total	$141	0%	$13,300	5%	$13,220	5%

In June 2008, our management announced a cost reduction initiative that includes workforce reductions, significant reductions in contracted services primarily impacting information technology and product development activities and reorganizations of various departments. The workforce reductions will impact approximately 11% of our workforce throughout various departments and is projected to result in one-time termination benefits totaling approximately $2.6 million, of which we recognized approximately $2.0 million during 2008. We expect the remaining termination benefits related to this initiative will be incurred and paid in 2009.

In January 2007, our Board of Directors approved the implementation of a cost reduction program that included workforce reductions and facility closings and consolidations. As a result, we recognized restructuring charges totaling $8.5 million during 2007, including $1.2 million of expected sublease income that was not recognized during the period. During 2008, we recorded restructuring charges totaling $1.3 million related to unrecognized sublease income, net of adjustments of $0.2 million. Similar charges related to sublease income will be recorded in future periods to the extent we do not enter into sublease arrangements.

The impairment charges recognized in 2006, 2007 and 2008 were determined after an assessment of the recoverability of the carrying values. The recorded impairment charges for the indefinite-lived trademarks and trade names and developed technology were determined primarily during our annual impairment testing and represent the amount that the carrying values of the respective assets exceeded the discounted future net cash flows, which were adversely impacted by decreasing revenue.

Non-Operating Income and Expenses

Interest and Other (Income) Expense, Net

The following table sets forth interest and other (income) expense, net in total dollars and the amounts expressed as a percentage of total revenue for the years ended December 31, 2006, 2007 and 2008.

Amounts in thousands	2006	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue	% Change 2007 vs 2006	% Change 2008 vs 2007
Interest Expense	$3,583	1%	$1,155	0%	$1,183	0%	-68%	2%

Other (Income) Expense, net:
Interest income	(4,101)	-2%	(4,356)	-2%	(3,735)	-2%	6%	-14%
Gain on sale of marketable equity securities	—	0%	(6,862)	-2%	(2,629)	-1%	*	-62%
Foreign currency transaction (gains) losses	(1,232)	0%	637	0%	4,013	2%	*	530%
Various individually insignificant items	41	0%	213	0%	290	0%	420%	36%

Total	$(5,292)	-2%	$(10,368)	-4%	$(2,061)	-1%	96%	-80%

*	Not meaningful

Interest expense primarily consists of interest on our long-term debt and the amortization of debt discounts and debt issue costs. The decrease in 2007 is attributable to the redemption of our Convertible Notes in June 2006, partially offset by a write-off of related debt issue costs totaling $1.4 million. As discussed in the following Liquidity and Capital Resources section, we repaid our remaining outstanding long-term debt in December 2008 that will significantly our future interest expense.

The interest income is earned on our cash investments. The decrease in 2008 reflects the impact of transferring substantially all our cash to investments in lower yield, lower risk securities. The gain on sale of marketable equity securities in 2007 and 2008 resulted from the sale of the common stock of Geometric Limited, formerly Geometric Software Solutions Co. Ltd. (“GSSL”). At December 31, 2008, we do not own any shares in GSSL. The foreign currency transaction gains and losses result from the re-measurement of intercompany accounts denominated in the functional currency of the foreign subsidiary. The foreign currency transaction losses recognized in 2007 and 2008 were attributable to a stronger U.S. dollar associated with outstanding intercompany borrowings from certain foreign subsidiaries whose local currencies are other than the Euro or the Yen.

Provision (Benefit) for Income Taxes

The following table sets forth the provision (benefit) for income taxes in total dollars and the amounts expressed as a percentage of total revenue, as well as the effective tax rates for the years ended December 31, 2006, 2007 and 2008.

Amounts in thousands	2006	% of Total Revenue	2007	% of Total Revenue	2008	% of Total Revenue
Provision (Benefit) for Income Taxes	$(6,931)	-3%	$1,496	1%	$15,920	6%
Effective Tax Rate	-108%		-135%		-297%

Principal differences between our recorded provision or benefit for income taxes and the amount determined by applying the U.S. federal statutory rate of 35% to pre-tax income or losses pertain to the effects of taxes associated with foreign operations, state taxes, changes in estimates from prior years, non-deductible compensation, changes in valuation allowances established for deferred tax assets and the recognition of uncertain tax benefits. Depending on the levels of consolidated pre-tax income or loss, the effects from the above can have a significant impact on our effective tax rate.

In 2008, we determined that it was “more likely than not” that we will not realize the benefit of the all of our federal U.S. and certain of our state deferred tax assets and certain of our foreign deferred tax assets existing as of December 31, 2008. As a result, we recorded a valuation allowance totaling $22.9 million. The valuation allowance was determined after considering all available evidence, both positive and negative, including recent taxable losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

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

See Note 15—Discontinued Operations in Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, our principal sources of liquidity included cash and cash equivalents of $152.6 million. We believe that cash on hand and cash generated from operations will provide sufficient funds for normal working capital needs and operating resource expenditures over the next twelve months. Our ability to generate cash flows from operations in future periods will largely depend on our ability to increase the sales of new software licenses while increasing existing cash flows through strong maintenance contract renewals, and effective cost and cash management. Cash from operations could be affected by various risks and uncertainties, including those resulting from the recent disruptions in the financial markets. See Part II, Item 1A entitled “Risk Factors.”

Our working capital (current assets minus current liabilities) at December 31, 2008 was $114.2 million compared to $107.3 million at December 31, 2007. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations.

Our primary source of cash is from selling product enhancements and support (maintenance), for which payments are generally received near the beginning of the contract term, which is typically one year in length. We also generate significant cash from new software license sales and, to a lesser extent, services. In addition, we also receive cash from employees in connection with the exercise of stock options. Our primary uses of cash are payments of employee-related expenses, such as compensation and benefits, as well as operating costs which consist primarily of professional or contracted services, marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our capital expenditures and business acquisitions, and to a lesser extent, to pay principal and interest on our outstanding debt and to repurchase stock. See further discussion of these items below.

Our cash investments are made according to policies approved by the Board of Directors. At December 31, 2008, approximately 36% of our cash was maintained outside the U.S. and invested primarily in guaranteed deposits with our banks. Within the U.S., our cash is invested primarily in U.S. Treasury securities and money market funds for working capital, which are not subject to any liquidity restrictions.

Cash Flows

The following data summarizes our consolidated statements of cash flows (in thousands).

	For the Year Ended December 31,
	2006	2007	2008
Net Cash Provided By (Used In) Operating Activities	$(4,458)	$16,501	$32,094
Net Cash Provided by (Used In) Investing Activities	11,195	(1,427)	(4,560)
Net Cash Provided By (Used In) Financing Activities	5,671	1,685	(3,188)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	1,439	(1,868)

Net Increase in Cash and Cash Equivalents	$12,400	$18,198	$22,478

Cash Flows from Operating Activities

Cash earnings, which represent net income (loss) adjusted for non-cash items, including depreciation and amortization and stock-based compensation, is the primary component of our operating cash flows. Depreciation and amortization expense related to fixed assets has been comparable for the periods presented as the amount and nature of capital expenditures during 2006, 2007 and 2008 have been relatively constant. We expect to closely monitor future capital expenditures and consequently expect our depreciation and amortization expense to remain stable or decrease slightly in future periods. We believe that our employees are incented by stock-based equity awards and expect to continue granting such awards, which will result in future non-cash compensation charges.

Our operating cash flows are also impacted by changes to operating assets and liabilities resulting from the timing of bookings of sales orders, collections on trade accounts receivable, and the timing of payments of accounts payable and other current liabilities relative to the recognition of the related revenue or expense. We closely monitor our trade accounts receivable and actively manage collections from our customers. Our days sales outstanding (computed after deducting deferred revenue remaining in accounts receivables as of December 31, 2008 and 2007 totaling $25.6 million and $30.1 million, respectively) was 33 days at December 31, 2008 and 37 days at December 31, 2007. We continue to take steps to improve our cash collection by reducing days sales outstanding. Since 2006, our total sales have been relatively consistent, although the mix of such sales have been different, which can and have impacted the balances of deferred revenue and trade accounts receivable. The timing and payment of trade payables and accruals is dependent on the level of expenditures during the year and can vary based upon business activity. Our vendors are paid within the terms of the purchase arrangement and accordingly the balance of trade payables and accruals vary only with the level of goods and services we procure.

The increase in cash generated from operations during 2008 of $15.6 million compared to 2007 resulted primarily from the following factors:

•	Higher cash earnings of $1.6 million.

•

Higher cash collections of trade receivables of $17.4 million. This amount represents proportionately higher collections of prior year billings (accounted for as deferred revenue as of December 31, 2007) than collections of sales transactions billed in 2008. In addition, our days sales outstanding improved 4 days during 2008, generating approximately $3 million in cash.

•	Net reductions of $1.6 million in accounts payable and accrued liabilities due to cost containment initiatives implemented during 2008.

•	Reductions in the restructuring reserve totaling $3.8 million due to timing of payments.

•	Increase in accrued and deferred income taxes, including changes in unrecognized tax benefits, of $4.0 million.

•	Other cash sources totaling $5.8 million due to timing of payments relative to recognition of related expenses.

•

Decrease from deferred revenue of $7.8 million attributable to the differences in revenue recognized compared to sales transactions billed. Deferred revenue was essentially unchanged from December 31, 2006 to December 31, 2007. Deferred revenue decreased in 2008 by $5.6 million due to more software and services revenue being recognized than booked. The primary factor driving this decrease was lower license and services bookings in 2008 due to the transition from selling tools to enterprise solutions, combined with the recent economic downturn. We did not change our revenue recognition policies or procedures nor did we alter our booking or payment practices from prior years.

The increase in cash provided from operations during 2007 of $21.0 million compared to 2006 resulted primarily from the following factors:

•	Lower cash earnings of $3.3 million.

•	Lower cash collections of trade receivables of $2.3 million, essentially unchanged.

•	Net increases in accounts payable and accrued liabilities of $1.1 million due primarily to higher accruals for incentive compensation.

•	Increase in restructuring reserves of $3.8 million related to cost reduction initiatives implemented in 2007.

•	Increase in accrued and deferred income taxes of $4.3 million.

•	Other cash uses totaling $1.0 million due to timing of payments relative to recognition of related expenses.

•

Increase from deferred revenue of $18.4 million attributable to the differences in revenue recognized compared to sales transactions billed. Deferred revenues increased $2.2 million in 2007 after decreasing $16.2 million in 2006. The decrease in 2006 was due to more software and services revenue being recognized than booked. The primary factor driving this decrease was lower license and services bookings in 2006 due to the transition from selling tools to enterprise solutions. Bookings were comparable in 2007 and 2006. We did not change our revenue recognition policies or procedures nor did we alter our booking or payment practices from prior years.

Our ability to increase cash generated from operations is impacted by higher sales of new software licenses each year while increasing existing cash flows through strong maintenance contract renewals. This is dependent upon our investment in new products, features and functionalities. Our research and development expenditures in 2008 totaled $51.1 million, which was comparable to 2007. Due to the short duration between technological feasibility and general availability of the new software to our customers, none of our research and development expenditures are capitalized. We estimate our expenditures for research and development activities in 2008 will total approximately $47 million. We expect to continue to invest a substantial portion of our revenues in the development of our engineering product suite, and MD and enterprise solutions.

Cash Flows from Investing Activities

Our principal investing activities during 2008 included expenditures for acquisitions of Network Analysis, Inc. and The MacNeal Group, LLC totaling $4.3 million, and capital expenditures totaling $3.0 million. Additionally, we received proceeds from the sale of marketable equity securities of GSSL totaling $2.7 million. During 2007 our principal investing activities included net capital expenditures of $8.1 million, the acquisition of Pioneer Solutions for $1.0 million, proceeds of $6.9 million received from the sale of marketable equity securities in GSSL and proceeds of $0.8 million from sales of long lived assets.

Our capital expenditures generally consist of the purchases of computer equipment and related software used in the development and support of our software products and business processes and totaled $3.0 million in 2008. Capital expenditures in 2007 were $8.1 million, including $4.0 million related to the upgrade of our worldwide financial and management information systems that were substantially completed in 2006 and $2.9 million for the purchase of a perpetual license for software source code to be used in future product development activities. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management information systems. In 2009, we expect that our capital expenditures will be no greater than $5 million and will be primarily for the purchase of computer equipment and related software used in our development and business processes.

Cash Flows from Financing Activities

Our principal financing activities during 2008 included proceeds from the exercise of stock options totaling $3.1 million, excess tax benefits associated with stock-based compensation totaling $2.6 million, stock repurchases associated with shares withheld to satisfy employee tax obligations on restricted stock vested in 2007 totaling $1.5 million, a debt principal payment of $7.2 million and capital lease payments totaling $0.2 million. During 2007, our principal financing activities included proceeds from the exercise of stock options totaling $6.6 million, principal repayment on our 8% Subordinated Notes of $0.8 million, payments on capital lease obligations totaling $0.6 million, and the repurchase of 80,100 shares of common stock under the stock repurchase program and 176,192 shares of common stock withheld to cover restricted stock units exercised in 2007 for $3.5 million in aggregate.

In 2008, we repaid the outstanding principal balance on the 8% Subordinated Notes Payable due June 17, 2009 of $7.2 million. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

As of June 16, 2006 (the “Redemption Date”), all of our outstanding 2 1/2 % Senior Subordinated Convertible Notes due 2008 were converted under a previously announced notice to call such notes at a redemption price of 100% of principal outstanding, plus interest accrued and unpaid thereon to, but not including, the Redemption Date. Holders of the Notes converted their Notes to shares of our common stock, at a conversion rate of 117.4398 shares of our common stock per $1,000 principal amount of the Notes.

On November 8, 2006, our Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of MSC’s common stock from time to time in open market or private transactions. The stock repurchase program expired on November 7, 2007.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2008 (in thousands).

	Total	Less Than 1 year	1-3 year	3-5 years	More Than 5 years
Operating Lease Obligations	$40,555	$14,796	$15,079	$10,133	$547
Capital Lease Obligations	125	73	52	—	—
Pension Obligations	3,584	170	655	587	2,172
Restructuring Reserve	3,713	1,511	1,189	1,013	—

Total Contractual Obligations	$47,977	$16,550	$16,975	$11,733	$2,719

In addition, we recorded a liability for unrecognized tax benefits totaling $8.7 million as of December 31, 2008 in accordance with FIN 48. This amount has been excluded from the contractual obligations table above because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

International revenue represented approximately 71%, 70% and 68%, of our total revenue for 2006, 2007 and 2008, respectively. International sales are made mostly from our foreign sales subsidiaries in Europe and Asia Pacific and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. In 2008, a 5% change in both the Euro and the Yen would have impacted our revenue by approximately $8.3 million and our income from continuing operations by approximately $1.7 million. Since September 30, 2008, there has been a significant downturn in worldwide economic conditions. A prolonged economic downturn could adversely impact our customers and ultimately reduce our sales. In addition, the U.S. dollar has significantly strengthened against many currencies, including the Euro and the Yen. This has the effect of decreasing our revenue, expenses and net income when translated into U.S. dollars.

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

Investment Risk

After the May 2008 sale of our remaining marketable equity securities consisting entirely of stock in GSSL, we had no investments in marketable equity securities as of December 31, 2008.

Prior to such sale, we periodically evaluated whether any declines in fair value of our investments were other-than-temporary, which could have resulted in an impairment of such assets. This evaluation consisted of a review of qualitative and quantitative factors. We had no such impairments during 2006, 2007 or 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MSC.SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2008

(in thousands except per share value amounts)

	December 31, 2007	December 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$130,076	$152,554
Investment	4,953	—
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,855 and $1,375, respectively	70,204	52,861
Income Taxes Receivable	2,974	652
Deferred Taxes	10,064	9,296
Other Current Assets	7,404	6,023

Total Current Assets	225,675	221,386

Property and Equipment, Net	18,900	14,390
Goodwill and Indefinite Lived Intangibles	171,911	163,973
Other Intangible Assets, Net	23,400	19,692
Deferred Tax Assets	13,763	12,501
Other Assets	13,496	13,001

Total Assets	$467,145	$444,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,549	$5,940
Compensation and Related Liabilities	24,673	21,195
Current Portion of Long-Term Debt	720	—
Restructuring Reserve	750	1,511
Income Taxes Payable	430	—
Deferred Revenue	75,239	70,641
Other Current Liabilities	8,874	7,810
Current Liabilities of Discontinued Operations	149	92

Total Current Liabilities	118,384	107,189

Unrecognized Tax Benefits	3,663	8,741
Long-Term Deferred Revenue	5,345	5,159
Long-Term Debt	6,216	—
Other Long-Term Liabilities	14,127	12,354

Total Liabilities	147,735	133,443

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 45,152,000 and 45,975,000 Issued and 44,674,000 and 45,355,000 Outstanding, respectively	451	459
Additional Paid-in Capital	430,927	448,175

Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(9,845)	(9,316)
Unrealized Investment Gain, net of Tax	3,036	—
Pension Liability Adjustment, net of Tax	369	477

Total Accumulated Other Comprehensive Loss	(6,440)	(8,839)

Accumulated Deficit	(99,107)	(120,395)
Treasury Shares, At Cost (478,000 and 619,000 Shares, respectively)	(6,421)	(7,900)

Net Shareholders’ Equity	319,410	311,500

Total Liabilities and Shareholders' Equity	$467,145	$444,943

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2006, 2007 and 2008

(in thousands, except per share data)

	2006	2007	2008
Revenue:
Software	$111,231	$94,681	$89,278
Maintenance	115,099	125,529	136,975
Services	33,356	26,441	28,133

Total Revenue	259,686	246,651	254,386

Cost of Revenue:
Software	12,937	10,351	10,692
Maintenance and Services	45,162	35,900	37,272

Total Cost of Revenue	58,099	46,251	47,964

Gross Profit	201,587	200,400	206,422

Operating Expenses:
Research and Development	43,249	51,109	51,058
Selling and Marketing	83,581	84,794	88,211
General and Administrative	69,165	60,819	58,833
Amortization of Intangibles	750	698	1,346
Restructuring Charges	—	8,522	3,269
Impairment Charges	141	4,778	9,951

Total Operating Expenses	196,886	210,720	212,668

Operating Income (Loss)	4,701	(10,320)	(6,246)

Other (Income) Expense:
Interest Expense	3,583	1,155	1,183
Other Income, net	(5,292)	(10,368)	(2,061)

Total Other Income, net	(1,709)	(9,213)	(878)

Income (Loss) From Continuing Operations Before Provision (Benefit) For
Income Taxes	6,410	(1,107)	(5,368)
Provision (Benefit) For Income Taxes	(6,931)	1,496	15,920

Income (Loss) From Continuing Operations	13,341	(2,603)	(21,288)
Income From Discontinued Operations, net of Income Taxes	461	1,042	—

Net Income (Loss)	$13,802	$(1,561)	$(21,288)

Basic Earnings (Loss) Per Share From Continuing Operations	$0.35	$(0.06)	$(0.47)
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.31	$(0.06)	$(0.47)
Basic and Diluted Earnings Per Share From Discontinued Operations	$0.01	$0.02	$—
Basic Earnings (Loss) Per Share	$0.36	$(0.04)	$(0.47)
Diluted Earnings (Loss) Per Share	$0.32	$(0.04)	$(0.47)

Weighted-Average Shares Outstanding	38,205	44,164	45,014
Diluted Weighted-Average Shares Outstanding	45,413	44,164	45,014

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 and 2008

(in thousands)

	Issued	Treasury Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares, At Cost	Net Shareholders’ Equity
Balance at January 1, 2006	30,926	(40)	$309	$300,793	$(3,029)	$(5,353)	$(110,755)	$(277)	$181,688

Net Income	—	—	—	—	—	—	13,802	—	13,802
Foreign Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	—	2,500	—	—	2,500
Unrealized Investment Loss, net of Tax Provision of $3,217	—	—	—	—	—	(1,914)	—	—	(1,914)
Reversal of Minimum Pension Liablilty, net of Tax of	—	—	—	—	—	272	—	—	272

Comprehensive Income	—	—	—	—	—	—	—	—	14,660

Elimination of Deferred Compensation Upon Adoption of SFAS No: 123(R)	—	—	—	(3,029)	3,029	—	—	—	—
Shares Issued Upon Redemption of Convertible Debentures	11,744	—	118	99,882	—	—	—	—	100,000
Exercise of Stock Options	1,284	—	13	9,547	—	—	—	—	9,560
Restricted Stock Unit Awards Issued as Compensation	6	—	—	—	—	—	—	(47)	(47)
Stock-Based Compensation	—	—	—	7,357	—	—	—	—	7,357
Repurchases of Common Stock	—	(182)	—	(31)	—	—	—	(2,550)	(2,581)
Adjustment for Adoption of SFAS No. 158, net of Tax Benefit of $714	—	—	—	—	—	(1,070)	—	—	(1,070)
Excess Tax Benefits—FAS 123(R)	—	—	—	1,341	—	—	—	—	1,341

Balance at December 31, 2006	43,960	(222)	440	415,860	—	(5,565)	(96,953)	(2,874)	310,908

Net Loss	—	—	—	—	—	—	(1,561)	—	(1,561)
Foreign Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	—	3,517	—	—	3,517
Unrealized Investment Loss, net of Tax Benefit of $860	—	—	—	—	—	(1,451)	—	—	(1,451)
Reclassification Adjustment for Gain on Investment
Realized in Net Loss, net of Tax Provision of $2,437	—	—	—	—	—	(4,381)	—	—	(4,381)

Comprehensive Loss	—	—	—	—	—	—	—	—	(3,876)

Expense Recognized from Modification of Stock	—	—	—	674	—	—	—	—	674
Exercise of Stock Options	797	—	7	6,587	—	—	—	—	6,594
Stock-Based Compensation	—	—	—	4,527	—	—	—	—	4,527
Stock Unit Awards Issued as Compensation	395	—	4	3,279	—	—	—	—	3,283
Repurchases of Common Stock	—	(256)	—	—	—	—	—	(3,547)	(3,547)
Pension Adjustment, net of Tax Provision of $986	—	—	—	—	—	1,440	—	—	1,440
Cumulative Adjustment for Adoption of FIN 48	—	—	—	—	—	—	(593)	—	(593)

Balance at December 31, 2007	45,152	(478)	451	430,927	—	(6,440)	(99,107)	(6,421)	319,410

Net Loss	—	—	—	—	—	—	(21,288)	—	(21,288)
Foreign Currency Translation Adjustment, net of Tax Benefit of $0	—	—	—	—	—	273	—	—	273
Realized Investment Gain, net of Tax Provision of	—	—	—	—		(3,036)	—	—	(3,036)

Comprehensive Loss	—	—	—	—		—	—	—	(24,051)

Exercise of Stock Options	378	—	4	3,127	—	—	—	—	3,131
Stock-Based Compensation	—	—	—	5,112	—	—	—	—	5,112
Stock Unit Awards Issued as Compensation	274	—	4	5,047		—	—	—	5,051
Restricted Stock Units Issued in Lieu of Bonus Payment	171	—	—	1,990	—	—	—	—	1,990
Excess Tax Benefits—Stock Based Compensation	—	—	—	2,571	—	—	—	—	2,571
Deferred Tax Write Off—Stock Based Compensation	—	—	—	(599)		—	—	—	(599)
Repurchases of Common Stock	—	(141)	—	—	—	—	—	(1,479)	(1,479)
Pension Adjustment, net of Tax Provision of $360	—	—	—	—	—	364	—	—	364

Balance at December 31, 2008	45,975	(619)	$459	$448,175	$—	$(8,839)	$(120,395)	$(7,900)	$311,500

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 and 2008

(in thousands)

	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$13,802	$(1,561)	$(21,288)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Non-Cash Items:
Provision for Doubtful Accounts	625	511	196
Depreciation and Amortization of Property and Equipment	6,967	7,553	7,221
Amortization of Intangibles	5,917	5,908	7,125
Amortization of Debt Issuance Costs and Discount	486	180	180
Write-off of Debt Issuance Costs	1,404	—	84
(Gain) Loss on Sale or Disposal of Long-Lived Assets	(4,324)	123	192
Amortization of Net Loss (Gain) and Transition Assets, net	5	5	6
Impairment of Assets	141	4,778	9,951
Gain on Sale of Investment	—	(6,818)	(2,629)
Adjustment to Restructuring Reserve—Discontinued Operations	(373)	—	—
Write-off of Deferred Rent Obligations—Restructuring	—	(365)	—
Stock-Based Compensation	7,357	7,806	10,159
Stock Option Modification	—	674	—
Provision (Benefit) for Deferred Income Taxes	(8,102)	428	12,249
Excess Tax Benefits—Stock-Based Compensation	(1,341)	—	(2,571)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisition:
Trade Accounts Receivable	2,084	(190)	17,253
Other Current Assets	(940)	(157)	1,717
Other Assets	(180)	(1,915)	912
Accounts Payable	(430)	(3,175)	(2,128)
Compensation and Related Liabilities	28	5,724	(1,496)
Restructuring Reserve	(11)	3,765	(52)
Accrued and Deferred Income Taxes, net	(6,242)	1,862	2,874
Deferred Revenue	(16,180)	2,246	(5,575)
Other Current Liabilities	(3,803)	(5,614)	(1,065)
Unrecognized Tax Benefits	—	(3,842)	(832)
Other Liabilities	(522)	288	(332)
Discontinued Operations	(826)	(1,713)	(57)

Net Cash Provided By (Used In) Operating Activities	(4,458)	16,501	32,094

		—
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(8,162)	(8,113)	(2,977)
Proceeds from Sale of Long-Lived Assets	4,334	836	43
Proceeds from Sale and Maturities of Investment Securities	4,821	6,858	2,656
Businesses Acquired, Net of Cash	—	(1,008)	(4,282)
Proceeds from Sale of a Subsidiary	10,202	—	—

Net Cash Provided by (Used In) Investing Activities	11,195	(1,427)	(4,560)

MSC.SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 and 2008

(in thousands)

	2006	2007	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Common Stock	$(2,581)	$(3,547)	$(1,479)
Repayment of Note Payable	—	(800)	(7,200)
Payment of Capital Lease Obligations	(2,602)	(566)	(211)
Proceeds from Exercise of Stock Options	9,513	6,598	3,131
Excess Tax Benefits—Stock-Based Compensation	1,341	—	2,571

Net Cash Provided By (Used In) Financing Activities	5,671	1,685	(3,188)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	1,439	(1,868)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,400	18,198	22,478
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,478	111,878	130,076

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,878	$130,076	$152,554

Supplemental Cash Flow Information:
Income Taxes Paid, net	$8,695	$3,146	$2,061
Interest Paid	$5,014	$634	$814
Property and Equipment Additions Financed Under Capital Leases	$2,301	$23	$—
Conversion of Subordinated Debentures into Common Stock	$100,000	$—	$—

Reconciliation of Businesses Acquired, Net of Cash Received
Fair Value of Assets Acquired	$—	$1,146	$4,790
Liabilities Assumed	—	$(138)	$(508)

Business Acquired, Net of Cash Received	$—	$1,008	$4,282

See accompanying notes to consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—MSC.Software Corporation (“MSC”) develops, markets and supports proprietary simulation solutions, including enterprise simulation software and related professional services. Our enterprise simulation solutions are used in conjunction with computer-aided engineering to create a more flexible, efficient and cost effective environment for product development. Our products and services are marketed internationally to various industries, including aerospace, automotive, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Principles of Consolidation—The consolidated financial statements of MSC include the accounts of its subsidiaries. All intercompany accounts and transactions have been eliminated.

The results of the operations of businesses acquired have been included in the consolidated statements of operations from the date of acquisition. Refer to Note 2—Business Acquisitions.

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

Revenue Recognition—We derive revenue from licensing its software products and providing maintenance, consulting, and training services. Our standard software license agreement provides the end user with a perpetual license to use our products.

We record revenue from software licenses provided there is persuasive evidence of an arrangement, the license fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred, as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally twelve-month prepaid contracts that are recognized ratably over the contract period. VSOE of fair value for maintenance is measured by the stated renewal rate included in the license agreement or, when not stated in the license agreement, by analysis of actual maintenance renewal agreements, and has been between 20% and 23% of software license fees.

Customers may also enter into arrangements for consulting and training services. Consulting services are sold under fixed fee or on a time and material basis. Consulting revenue under a fixed fee arrangement is generally recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts”. When percentage-of-completion accounting is not possible we recognize the revenue using the completed-contract method. Consulting revenue under a time and material arrangement is recognized as services are provided. Training revenue is recognized as the related services are provided. These arrangements are not essential to the functionality of the software and are therefore accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2 that are either on a time and materials basis or for a fixed fee. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service.

If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, the entire amount of revenue from the arrangement is deferred. Depending upon the type of transaction and on which elements fair value cannot be determined, such deferred revenue will be recognized (1) after all elements have been delivered or fair value is objectively determined or (2) ratably over the period appropriate for that transaction.

License revenue from value-added resellers and other sales agents is recognized upon sell-through to the end customer. If we determine that collection of a license fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our revenue is generated through a direct sales force, a network of value-added resellers and other sales agents. Revenue from the sale of products by other sales agents, for which a commission is due to the sales agent, is reported as net revenue (gross sales price less commission due to the sales agent) earned from the product sale. Revenue from the sale of products provided by other suppliers, for which a royalty is due to the suppliers, is reported as gross revenue earned from the product sale. Royalties due to these other suppliers are recorded as royalty expense in cost of software revenue. We do not offer any rights of return, rebates, or price protection on our software products.

Deferred Revenue—Deferred revenue consists primarily of maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those contracts that have been billed but not yet recognized.

As of December 31, 2007 and 2008, deferred revenue consisted of the following (in thousands):

	2007	2008
Deferred maintenance revenue	$52,896	$55,542
Deferred license revenue	26,440	18,128
Deferred services and other revenue	1,248	2,130

Total deferred revenue	$80,584	$75,800

Current Portion	$75,239	$70,641
Long-Term Portion	$5,345	$5,159

Sales Commissions—Sales commissions earned by our employees are recognized in the period when eligible sales transactions are billed and totaled $7,504,000 in 2006, $9,175,000 in 2007 and $10,467,000 in 2008. The accrual for commissions earned is determined by applying specific commission rates on eligible billings based on estimated performance against annual targets. The commissions earned are paid quarterly after final determination of eligible billings and calculation of the commission expense in accordance with the related commission plans. Historically, differences in the commissions paid versus the amount accrued have not been significant and are accounted for as adjustments in commission expense in the period the change in estimate is made.

Under this compensation model, the amount of sales commission expense fully recognized during periods of increasing sales of new products and services relative to the amount of revenue recognized from such sales in those periods, could negatively impact income and earnings per share in a given period.

Discontinued Operations—In 2006, we completed the sale of our Japanese service subsidiary, ESTECH Corporation (“ESTECH”). In 2003, we ceased operations of its Systems business. Accordingly, all financial information related to ESTECH and the Systems business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 15—Discontinued Operations.

Cash and Cash Equivalents—We consider investments with maturities of three months or less when purchased to be cash equivalents.

Investments—Marketable equity securities and debt securities are classified as trading, held-to-maturity or available-for-sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with temporary unrealized gains and losses, net of tax, reported in shareholders’ equity as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets, until realized. Refer to Note 12 – Fair Value of Financial Instruments for further discussion of fair value.

In December 2007, we sold 3,100,000 shares of marketable equity securities of Geometric Limited, formerly Geometric Software Solutions Co. Ltd. (“GSSL”) resulting in a realized pre-tax gain of $6,818,000. As of December 31, 2007, MSC owned 2,100,000 shares in GSSL stock with an original cost of $27,000, which was subsequently sold in May 2008 for $2,656,000, resulting in a pre-tax gain of $2,629,000. As of December 31, 2008, we had no investments in marketable equity securities.

As of December 31, 2007 and 2008, our non-qualified supplemental retirement plan had investments in marketable equity securities classified as available-for-sale. Refer to Note 9—Pensions and Other Employee Benefits.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale securities held at December 31, 2007 and 2008 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

At December 31, 2007
Available-for-sale securities (carried at fair value) classified as current assets:
Investment in Marketable Equity Securities of GSSL	$27	$4,926	$—	$4,953
Available-for-sale securities (carried at fair value) classified as long-term assets:
Investments Held in Supplemental Retirement Plan	1,869	—	—	1,869

	$1,896	$4,926	$—	$6,822

At December 31, 2008
Available-for-sale securities (carried at fair value) classified as long-term assets:
Investments Held in Supplemental Retirement Plan	$742	$—	$—	$742

We had no contractual maturities of any equity or debt securities as of December 31, 2007 and 2008.

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

Our allowance for doubtful accounts was $1,855,000 and $1,375,000 at December 31, 2007 and 2008, respectively. Our provision for doubtful accounts totaled $625,000, $511,000 and $196,000 in 2006, 2007 and 2008, respectively, and were recorded in general and administrative expense in the consolidated statements of operations. Uncollectible trade accounts receivable written-off, net of recoveries, were $366,000, $211,000 and $676,000 in 2006, 2007 and 2008, respectively.

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

Software for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Costs for purchased software and internal software development activities are capitalized when we determine (1) that technology exists to achieve the performance requirements, (2) buy versus internal development decisions have been made and (3) our management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and such costs are amortized over an estimated useful life of three years using the straight-line method. Amounts capitalized during 2007 and 2008 totaled $4,464,000 and $1,304,000, respectively, and represent costs of purchased software. During 2007, we recorded an impairment charge of $343,000 related to capitalized software not being used. Amortization of capitalized software development costs totaled $1,578,000 in 2006, $3,012,000 in 2007, and $3,053,000 in 2008. Unamortized capitalized software costs totaled $5,326,000 at December 31, 2007, and $3,612,000 at December 31, 2008.

Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over fair value of net assets of a business acquired. We account for goodwill and certain intangible assets acquired in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Goodwill and intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Refer to Note 4—Goodwill and Other Intangible Assets.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment or Disposal of Long-Lived Assets—In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheets, if material. In 2007, we sold long-lived assets held for sale with a net book value of $200,000 (after a write-down of $141,000 in 2006).

Goodwill is tested annually for impairment in the fourth quarter of each fiscal year, and will be tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of each reporting unit using discounted cash flow and market multiple methodologies and compare it to the carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. No impairment charges for goodwill were recorded in 2006, 2007 or 2008 as a result of our impairment testing.

The fair value of indefinite lived intangibles, consisting primarily of trademarks and trade names of various software products, is determined using discounted cash flow and other methodologies under an income approach and after consideration of other factors that may exist. During 2007 and 2008, we recorded impairment charges totaling $4,435,000 and $9,951,000, respectively, related to trademarks and trade names for various software products. Refer to Note 4—Goodwill and Other Intangible Assets for further discussion.

Significant management judgment is required in determining the fair value of long-lived assets, including goodwill and intangible assets. Any changes in the assumptions used in determining fair value under the various valuation methodologies could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

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

Royalties to Third Parties—We have agreements with third parties requiring the payment of royalties for sales of third party products or inclusion of such products as a component of MSC’s products. Royalties are charged to cost of software revenue when incurred and totaled $5,578,000, $3,556,000 and $3,500,000 in 2006, 2007 and 2008, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation—We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R), compensation cost for all stock-based awards, including grants of employee stock options, restricted stock and other equity awards, are measured at fair value at date of grant and recognized as compensation expense on a straight line basis over the service period that the awards are expected to vest. The amount of stock-based compensation expense recognized under SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of stock-based awards that will ultimately vest. The forfeiture rate is based on a review of historical rates and is updated each quarter as necessary.

The effect on net income of recording stock-based compensation for the years ended December 31, 2006, 2007 and 2008 was as follows (in thousands, except per share data):

	2006	2007	2008
Total Stock-Based Compensation	$7,357	$7,806	$10,159
Tax Effect on Stock-Based Compensation	(1,658)	(2,227)	—

Net Effect on Net Income	$5,699	$5,579	$10,159

Effect on Earnings Per share:
Basic	$0.15	$0.13	$0.23
Diluted	$0.13	$0.13	$0.23

The tax effect on stock-based compensation was limited to the tax benefit realized after considering limitations or qualification of tax deductions, and realization of resulting deferred tax assets. No tax effect applies on stock-based compensation in 2008 as the result of valuation allowances being established on substantially all of our U.S. net deferred tax assets. Refer to Note 6—Income Taxes for additional information.

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the stock-based compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, we follow the alternative transition method discussed in FSP SFAS 123(R)-3. In 2006, 2007 and 2008 we recorded excess tax benefits of $1,341,000, none and $2,571,000, respectively.

Income Taxes—We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” A tax provision is recognized in our consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from temporary differences in accounting for intangible assets, capitalized software costs, deferred revenue, compensation and various state and federal tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.

We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Prior to 2007, we recognized income tax liabilities with respect to uncertain tax positions based upon SFAS No. 5, “Accounting for Contingencies.”

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

Foreign Currency—We translate the assets and liabilities of our foreign subsidiaries at the rate of exchange in effect at the end of the period. Revenue and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded in shareholders’ equity as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Transaction gains and losses are included in net income in the period in which they occur.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which settlements are anticipated in the foreseeable future are recorded in the consolidated statements of operations. The aggregate foreign currency transaction (gains) and losses included in other expense (income) on the consolidated statements of operations were $(1,232,000), $637,000 and $4,013,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

Earnings (Loss) Per Share—Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock. Diluted earnings per share are computed by using the weighted-average number of common and potentially dilutive shares outstanding during each period. Potentially dilutive shares are not included in the per share calculations where their inclusion would be anti-dilutive. Refer to Note 14—Earnings (Loss) Per Share.

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

Concentrations—Financial instruments that potentially subject MSC to a concentration of credit risk are principally comprised of cash and cash equivalents, short-term investments, and accounts receivable. Cash equivalents and short-term investments are invested in instruments with investment grade credit ratings. Our investments are kept with high-credit-quality financial institutions and, by policy, limit the amount of credit exposure from any one issuer. At December 31, 2008, approximately 36% of our cash was maintained outside the U.S. and invested primarily in guaranteed deposits with our banks. Within the U.S., our cash is invested primarily in U.S. Treasury securities and money market funds for working capital, which are not subject to any liquidity restrictions.

We have historically derived a significant portion of our net revenue from selling simulation software products used in computer-aided engineering. These products are expected to continue to account for a significant portion of net revenue for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, these products as a result of many factors, including a maturation in the markets for these products, increased price competition or our failure to keep up with technological change.

In addition, we derive a significant portion of our revenue from the aerospace and automotive industries. As a result of this concentration, our business could be harmed if either one of these industries experienced economic difficulties.

For 2006, 2007, and 2008, we had no customers that accounted for 10% or more of total revenue. As of December 31, 2008, no customer accounted for 10% or more of our gross accounts receivable. As of December 31, 2007, one customer accounted for more than 10% of the our gross accounts receivable. We do not require collateral from our customers prior to granting credit.

Self-Insurance—We are self-insured for certain medical claims and benefits offered to our employees in the United States. Based on analysis of the historical data and actuarial estimates, the expected ultimate cost of future claims as of December 31, 2007 and 2008 was $841,000 and $632,000, respectively, which is included in accrued compensation and related costs in the accompanying consolidated balance sheets.

Fair Values of Financial Instruments—At December 31, 2007 and 2008, our financial instruments included cash and cash equivalents, trade receivables, marketable securities and accounts payable. Our subordinated notes outstanding at December 31, 2007 were repaid in December 2008. The carrying amount of cash and cash equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The estimated fair values of financial assets were determined based on quoted market prices at year-end. The estimated fair value of the subordinated notes payable was determined based on the present value of its future cash flows using a discount rate that approximates our current borrowing rate.

Recently Issued Accounting Standards

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, we do not expect it to have any impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We do not expect FSP EITF 03-6-1 to have any impact on our consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. We will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, we are unable to determine what effect, if any, the adoption of FSP 142-3 will have on our consolidated statement of financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect SFAS No. 161 to have a material impact on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. We do not expect SFAS No. 141(R) to have a significant impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

NOTE 2—BUSINESS ACQUISITIONS

On June 11, 2008, we acquired certain assets of The MacNeal Group, LLC (“TMG”), a developer of finite element analysis software. This acquisition allows us to develop and enhance our Nastran technology as part of a long-term strategy to provide customers superior and leading-edge simulation technology for the global enterprise environment. We paid $1,800,000 in cash at closing and paid an additional $200,000 in cash in July 2008 upon the delivery of certain source code and electronic media related to key technology purchased. The total purchase price of $2,000,000 was allocated to developed technology, an intangible asset.

On January 3, 2008, we acquired all the stock of Arizona-based Network Analysis, Inc. (“NAI”), a global innovator of thermal simulation software and the developers of the SINDA/G advanced thermal modeling software. We paid $2,450,000 in cash for the NAI stock at closing, and assumed $20,000 in net liabilities. The purchase price of $2,470,000 was allocated to goodwill totaling $1,428,000 (including $628,000 of deferred tax liabilities) and other intangible assets totaling $1,670,000, consisting primarily of developed technology and customer relationships. The pro forma effect of this acquisition was not material to our consolidated financial statements. We also recognized $300,000 in compensation expense pursuant to an Earn-out Agreement and upon retention of employees through December 31, 2008 and may recognize an additional $300,000 in compensation during 2009 under such arrangements.

On August 8, 2007, we acquired Pioneer Solutions, Inc. (“Pioneer”), a provider of computational fluid dynamics technology, for $1,146,000 of which we paid $1,008,000 in cash and assumed liabilities of $138,000. As a result, we recorded other intangible assets totaling $663,000, consisting primarily of developed technology, and goodwill of $623,000 (including $240,000 of deferred tax liabilities). The pro forma effect of this acquisition was not material to our consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—PROPERTY AND EQUIPMENT

As of December 31, 2007 and 2008 property and equipment, at cost consisted of the following (in thousands):

	Depreciable Lives	2007	2008
Software, Computers and Other Equipment	2-5 years	$43,195	$35,957
Leasehold Improvements	Over lease term	13,680	13,220
Furniture and Fixtures	5 years or over lease term	9,792	9,358

		66,667	58,535
Less: Accumulated Depreciation and Amortization		(47,767)	(44,145)

Property and Equipment, Net		$18,900	$14,390

Included in software, computers and other equipment are capital lease costs totaling $1,022,000 and $647,000, as of December 31, 2007 and 2008, respectively.

Depreciation and amortization expense of property and equipment for the years ended December 31, 2006, 2007 and 2008 totaled $6,967,000, $7,533,000 and $7,221,000, respectively.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each of our reporting units are as follows (in thousands):

	Software Segment	Services Segment	Total
Balance at January 1, 2007	$118,338	$33,351	$151,689
Acquisition of Pioneer	623	—	623

Balance at December 31, 2007	118,961	33,351	152,312
Acquisition of NAI	1,428	—	1,428
Purchase Price Adjustment	332	—	332

Balance at December 31, 2008	$120,721	$33,351	$154,072

Our indefinite lived intangibles consist primarily of acquired trademarks and trade names and totaled $19,599,000 and $9,901,000 at December 31, 2007 and 2008, respectively. In 2007 and 2008, we recorded impairment charges of $4,435,000 and $9,698,000, respectively, related to trademarks and trade names as the result of our annual impairment testing. Such testing determined that the carrying value of the trademarks and trade names exceeded the discounted future net cash flows, which were adversely impacted by decreasing projected revenue. In addition, we determined that trademarks and trade names with carrying values totaling $2,734,000 had finite lives and were reclassified to other intangible assets at December 31, 2007.

As of December 31, 2007 and 2008, other intangible assets consisted of the following (in thousands):

	Estimated Useful Life	December 31, 2007	December 31, 2008
Developed Technology	3-10 years	$50,807	$53,464
Customer Lists	5-15 years	7,755	8,465
Trademarks and Trade Names	3-5 years	2,747	2,797

		61,309	64,726
Less Accumulated Amortization		(37,909)	(45,034)

Other Intangible Assets, Net		$23,400	$19,692

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2008, we also recorded an impairment charge of $253,000 related to developed technologies as the result of our annual impairment testing. Such testing determined that the carrying value of developed technology exceeded the discounted future net cash flows, which were adversely impacted by decreasing revenue.

Amortization expense of other intangibles for the years ended December 31, 2006, 2007 and 2008 totaled $5,917,000, $5,908,000 and $7,125,000, of which $5,168,000, $5,210,000 and $5,779,000, respectively, is related to developed technology and included in cost of software revenue in the accompanying consolidated statements of operations. The remaining amount of amortization expense related to customer lists and trademarks and trade names is shown separately in the accompanying consolidated statements of operations.

Estimated amortization expense of other intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2009	$6,038
2010	$5,285
2011	$4,893
2012	$2,283
2013	$630
Thereafter	$563

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—RESTRUCTURING RESERVE

2008 Plan

In June 2008, we initiated a cost reduction program that includes workforce reductions, significant reductions in contracted services primarily impacting information technology and product development activities and reorganizations of various departments. When completed, the workforce reductions were expected to impact approximately 11% of our workforce throughout various departments and are projected to result in one-time termination benefits totaling approximately $2,600,000, of which we recognized approximately $2,000,000 during the year ended December 31, 2008. We expect the remaining termination benefits related to this initiative will be incurred and paid in 2009.

2007 Plan

In January 2007, we implemented a cost reduction program that included a 7% reduction of its workforce, and facility closings and consolidations in the United States and recorded. The cost reduction program was deemed necessary to better align global operating costs with our new enterprise sales strategy in an effort to improve operating profit.

As a result, we recorded restructuring charges totaling $7,357,000 during the first quarter of 2007. This amount included $3,697,000 for vacated facilities, which consists of the estimated net present value of remaining lease obligations for the vacated space totaling $11,397,000, less the estimated future sublease income of approximately $7,780,000, plus $80,000 of expected sublease income that was not recognized during the period ended March 31, 2007. After March 31, 2007, we recorded additional restructuring charges of $1,531,000, including $1,085,000 of expected sublease income that was not recognized through December 31, 2007. In addition, we wrote off deferred rent obligations related to the vacated facilities totaling $366,000 and credited the restructuring charge during 2007.

During 2008, we reversed $198,000 of the restructuring reserve related to the vacated facilities after an assessment of the remaining liabilities. In addition, we recognized $1,467,000 of expected sublease income relating to vacated facilities. Similar charges related to sublease income will be recorded in future periods to the extent we do not enter into sublease arrangements.

On a quarterly basis, we will review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, which may result in adjustments to established reserves.

The following is the activity in the restructuring reserve during the year ended December 31, 2007 and 2008 (in thousands):

	Workforce Reductions	Facilities	Total Restructuring Reserve
Balance at January 1, 2007	$—	$—	$—
Restructuring Charges, net of Adjustments	3,727	3,996	7,723
Sublease Income	—	1,165	1,165
Cash Payments	(3,699)	(1,512)	(5,211)
Effects from Changes in Foreign Currency Rates	58	30	88

Balance at December 31, 2007	86	3,679	3,765
Restructuring Charges, net of Adjustments	2,000	(198)	1,802
Sublease Income	—	1,467	1,467
Cash Payments	(1,354)	(1,980)	(3,334)
Effects from Changes in Foreign Currency Rates	5	8	13

Balance at December 31, 2008	$737	$2,976	$3,713

Current	$731	$780	$1,511
Long-Term	$6	$2,196	$2,202

The current portion of the reserve is reported separately while the long-term portion of the reserve is reported in other long-term liabilities in the accompanying consolidated balance sheets. Such long-term liabilities represent contractual lease obligations extending through 2013.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—INCOME TAXES

The provision for taxes based on income from continuing operations for the years ended December 31, 2006, 2007, and 2008 consists of the following (in thousands):

	2006	2007	2008
Current:
Federal	$745	$—	$(261)
State	(83)	137	490
Foreign	1,850	931	3,442

Current Provision	2,512	1,068	3,671

Deferred:
Federal	(7,554)	(1,510)	8,271
State	(5,351)	(1,337)	(1,632)
Foreign	3,462	3,275	5,610

Deferred Provision (Benefit)	(9,443)	428	12,249

Provision (Benefit) For Income Taxes	$(6,931)	$1,496	$15,920

The foreign tax provision for 2006, 2007 and 2008 includes withholding taxes of approximately $623,000, $974,000, and $309,000 , respectively, assessed against MSC by foreign tax authorities on amounts remitted to the United States.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2008 are as follows (in thousands):

	2007	2008
Deferred Tax Assets:
Deferred Revenue	$8,577	$7,972
Stock Based Compensation	2,224	3,452
Business Credits	11,465	14,241
Capitalized Research and Development	3,528	20,976
Depreciation	568	736
Net Operating Losses	10,156	4,141
Accrued Expenses Not Yet Deductible for Tax	4,945	2,753
Restructuring Reserve	493	1,373
Allowance for Doubtful Accounts	470	260
Other	257	1,568

Total Deferred Tax Assets	42,683	57,472
Valuation Allowance	(288)	(23,141)

Total Deferred Tax Assets, Net	42,395	34,331

Deferred Tax Liabilities:
Intangible Assets	14,415	9,861
Unrealized Gain on Investment	1,890	—
State and Local Taxes	2,263	2,673

Total Deferred Tax Liabilities	18,568	12,534

Net Deferred Tax Assets	$23,827	$21,797

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance sheet presentation of the net deferred tax assets as of December 31, 2007 and 2008 is as follows (in thousands):

	2007	2008
Current Deferred Tax Assets, Net	$10,064	$9,296
Long Term Deferred Tax Assets, Net	13,763	12,501

Net Deferred Tax Assets	$23,827	$21,797

In assessing the ability to realize deferred tax assets, our management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. We consider taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. Based on our history of cumulative losses, our management believes it is “more likely than not” that we will not realize the benefit of the all of our federal U.S. and certain of our state deferred tax assets and certain of our foreign deferred tax assets existing as of the taxable year ended December 31, 2008. Accordingly, at December 31, 2008, we established a valuation allowance of $21,765,000 against our U.S. federal and certain state deferred tax assets, and increased by $1,088,000 the valuation allowance against our foreign deferred tax assets. If and when we release the valuation allowance, the entire amount released will reduce income tax expense.

In the year ended December 31, 2008, we realized unrecognized tax benefits through additional paid in capital of $2,571,000, representing the tax-effected portion of net operating losses (“NOLs”) pertaining to tax deductions from stock-based compensation.

We use the with-or-without method under SFAS No. 123(R) to determine when we will realize excess tax benefits from stock-based compensation. Under this method, we will realize excess tax benefits only after it realizes the tax benefits of NOL’s from operations.

At December 31, 2008, we had total foreign NOLs (net of FIN 48 effect) of $11,923,000, of which approximately $8,479,000 begin to expire in years 2009 through 2015; the remaining $3,444,000 of foreign NOLs carry forward indefinitely until used.

At December 31, 2008, we had federal, state, and foreign income tax credit carry forwards (net of FIN 48 effect) of approximately $6,061,000, $6,958,000 and $266,000, respectively. Federal income tax credits will expire at various dates from 2018 through 2028; state income tax credits have no expiration date; and foreign income tax credits expire in 2017.

The following table reconciles the U.S. federal statutory tax rate to the combined effective tax rate for years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Income Tax Provision (Benefit) For Income From Continuing Operations @ 35%	$2,244	$(387)	$(1,879)
Increase (Decrease) Related To:
State Income Taxes, Net of Federal Benefits	(3,486)	(231)	(1,599)
Federal and State Research and Development Tax Credits	(305)	(390)	(2,056)
Extraterritorial Income Exclusion	—	(261)	—
Tax Gain in Excess of Book Gain on Sale of Subsidiary Stock	2,606	—	—
Non-Deductible Stock Based Compensation	1,376	1,577	900
Foreign Tax Rate Variance	(155)	2,203	233
Change in Valuation Allowance	(8,050)	288	22,853
Uncertain Tax Positions	(1,594)	(1,521)	(2,307)
Other, Net	433	218	(225)

Income Tax Provision (Benefit) For Income From Continuing Operations	$(6,931)	$1,496	$15,920

We have provided for no U.S. federal or state liability on approximately $25 million of undistributed foreign earnings at December 31, 2008. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

The following table depicts our foreign and domestic operations realized combined income (loss) from continuing operations before taxes, including intercompany charges that eliminate in consolidation for the years ended December 31, 2006, 2007, and 2008 (in thousands):

	2006	2007	2008
Foreign	$20,028	$9,359	$8,946
Domestic	(13,618)	(10,466)	(14,314)

	$6,410	$(1,107)	$(5,368)

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our unrecognized tax benefits relate to various U.S. and foreign jurisdictions. The following table summarizes the changes to our unrecognized tax benefits during 2007 and 2008 (in thousands):

	2007	2008
Beginning Balance	$17,975	$16,511
Gross Increases Related to Tax Positions in Prior Years	1,033	2,923
Gross Decreases Related to Tax Positions in Prior Years	—	(7,420)
Gross Increases Related to Tax Positions in Current Year	1,249	1,957
Gross Decreases Related to Tax Positions in Current Year	—	—
Gross Decreases Related to Settlements With Tax Authorities	(861)	(887)
Gross Decreases Related to the Lapse of the Statute of Limitations	(3,108)	—
Effects of Foreign Currency	223	(445)

Ending Balance	$16,511	$12,639

At December 31, 2008, $12,558,000 of our unrecognized tax benefit would reduce the annual effective tax rate, if recognized.

During the fiscal year 2008, we increased liabilities for interest of $128,000, and potential penalties of $365,000 related to unrecognized tax benefits. At December 31, 2008, we had a recorded liability for interest and potential penalties of $412,000 and $484,000, respectively.

We believe $1,193,000 of unrecognized tax benefits will likely be recognized in the next 12 months due to the expiration of the limitations period for deficiency assessments related to foreign tax matters.

We are subject to income taxation in the U.S., various states, and foreign countries, the most material of which are Germany and Japan. The tax returns filed in these jurisdictions for tax years after 2004 are subject to audit. The tax returns of our Japanese subsidiary for the year ended December 31, 2006 and 2007 are under audit. The principal issue involved in the audit is transfer pricing. The Japanese tax authority has asserted that the transfer pricing method between the U.S. parent company and its Japanese subsidiary attributed too little income to Japan. We have evaluated the position of the Japanese tax authority and believe our transfer pricing is supported by reliance on objective benchmarking against third party comparable results. As of December 31, 2008, we believe we have adequately reserved for the tax effects of any adjustments expected from these audits.

NOTE 7—LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-Term Debt

Our long-term debt as of December 31, 2007 consisted of subordinated notes payable that were issued in connection with an acquisition in 1999. The subordinated notes payable were recorded at their estimated fair value at the time of issuance, net of a discount of $2,596,000 and were due June 2009. The subordinated notes payable bear interest at 8% with interest payments due semi-annually in January and July. The unamortized discount totaled $264,000 at December 31, 2007 and is being amortized to interest expense using the effective-interest method over the term of the notes payable. In June 2007 and 2008, we repaid $800,000 and $720,000 respectively, of principal on the notes payable. In December 2008, we repaid the remaining principal balance of $6,480,000 and wrote off $84,000 of unamortized discount, which is included in interest expense in the accompanying statements of operations.

In June 2006, we completed the redemption of our 2  1/2% Senior Subordinated Convertible Notes (the “Notes”) at a redemption price of 100% of principal outstanding, plus accrued interest. Holders of the Notes converted their Notes to shares of MSC’s common stock, at a conversion rate of 117.4398 shares of common stock per $1,000 principal amount of the Notes.

In connection with the redemption, we wrote off $1,404,000 of unamortized debt issue costs related to the Notes, which is included in interest expense in the accompanying statements of operations. In addition, debt securities that were pledged to a trustee for the payment of all scheduled interest payments on the Notes were sold in June 2006. At the time of the sale, the amortized cost of these pledged securities totaled $4,893,000 resulting in a pre-tax loss of $71,000, which is included in other expense in the accompanying statements of operations.

Capital Lease Obligations

We have capital lease obligations covering primarily computer equipment. As of December 31, 2007 and 2008, such obligations totaled $331,000 and $125,000, of which $184,000 and $73,000, respectively, are included in other accrued liabilities based on their maturities. The remaining portion of the obligations is due in 2010 and is included in other long-term liabilities.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—SEGMENT INFORMATION

We apply SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to determine our operating segments. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by key decision makers in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. We currently operate in two business segments—software and services, as determined under SFAS No. 131.

Our senior management reviews financial information to manage the business consistent with the presentation in the consolidated financial statements, focusing on the revenue and gross profit for each segment. We do not allocate research and development, selling, or general and administrative expenses to each segment, as management does not use this information to measure the performance of the operating segments. Our senior management does not review assets by operating segment. Consequently, such information is not provided herein. Maintenance and services revenue is derived from software upgrades, technical support, consulting and training. The revenue and gross margins attributable to these segments for the years ended December 31, 2006, 2007 and 2008 are included in the following table (in thousands):

	2006	2007	2008
Revenue:
Software	$111,231	$94,681	$89,278
Maintenance	115,099	125,529	136,975
Services	33,356	26,441	28,133

Total Revenue	$259,686	$246,651	$254,386

Gross Profit:
Software	$98,294	$84,330	$78,586
Maintenance and Services	103,293	116,070	127,836

Total Gross Profit	$201,587	$200,400	$206,422

Our international operations consist primarily of foreign sales offices selling our software products developed in the United States and related services provided locally. Revenue is attributed to the country in which the customer is located. No customer accounted for 10% or more of total consolidated revenue. The following tables summarize by geographic location consolidated revenue of our operations for the years ended December 31, 2006, 2007 and 2008 and identifiable assets at December 31, 2007 and 2008 (in thousands):

	2006	2007	2008
Revenue:
The Americas (1)	$75,747	$75,283	$80,297
EMEA	103,447	95,889	96,434
Asia (2)	80,492	75,479	77,655

Total Revenue	$259,686	$246,651	$254,386

		December 31, 2007	December 31, 2008
Identifiable Assets:
The Americas (1)		$348,518	$327,204
EMEA		61,139	62,944
Asia (2)		57,488	54,795

Total Identifiable Assets		$467,145	$444,943

(1) Substantially the United States (2) Substantially Japan

The net assets of our foreign subsidiaries totaled $46,038,000 and $45,087,000 as of December 31, 2007 and 2008, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $5,885,000 and $4,627,000 as of December 31, 2007 and 2008 respectively. The revenue and net assets of discontinued operations are not included in the above. Refer to Note 15 – Discontinued Operations. The income (loss) before taxes of our foreign subsidiaries is shown in Note 6—Income Taxes.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—PENSIONS AND OTHER EMPLOYEE BENEFITS

Defined Benefit Pension Plans

We have four defined benefit pension plans (the “Plans”) covering substantially all of our full-time employees in Japan, Korea, Taiwan and Germany. The Plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The Plans do not provide continuing salary or benefits upon retirement. As of December 31, 2007 and 2008, the Plans had 166 and 151 active participants, respectively. During the years ended December 31, 2006, 2007 and 2008, we recognized expense of $973,000, $1,433,000 and $1,067,000, respectively.

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 required us to recognize the funded status of our defined benefit pension plans on our consolidated balance sheet as of December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The resulting 2006 adjustment to accumulated other comprehensive income totaled $1,070,000 and resulted from the recognition of the transition asset, prior service cost and actuarial gain not included in the net periodic benefit cost during 2006. This amount is being amortized and recognized as part of the net period benefit cost beginning in 2007. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods are recognized as a component of other comprehensive income. These gains and losses are subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of SFAS No. 158.

We use a December 31 measurement date for all of our pension plans. The fair value of plan assets is determined by market value. Contributions to the Plans totaled $472,000 in 2007 and $631,000 in 2008 and we expect to contribute approximately $622,000 to the Plans in 2009, but such amount is subject to change.

Information on benefit obligations, funded status and plan assets as of and for the years ended December 31, 2006, 2007 and 2008 is as follows (in thousands):

	2007	2008
Change in Benefit Obligations
Benefit Obligation at Beginning of Year	$10,298	$9,513
Service Cost	1,003	845
Interest Cost	436	407
Actuarial Gain	(2,420)	(919)
Benefits and Expenses Paid	(320)	(160)
Settlement	(256)	(535)
Impact of Foreign Currency Changes	772	425

Benefit Obligation at End of Year	$9,513	$9,576

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,295	$1,554
Actual Return on Plan Assets	12	18
Employer Contributions	451	631
Benefits and Expenses Paid	(290)	(126)
Impact of Foreign Currency Changes	86	448

Fair Value of Plan Assets at End of Year	$1,554	$2,525

Funded Status	$(7,959)	$(7,051)

Amounts Recognized in Consolidated Balance Sheet
Current Liabilities	$(223)	$(44)
Non Current Liabilities	(7,736)	(7,007)

Net Amount Recognized	$(7,959)	$(7,051)

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007	2008
Items Not Yet Recognized as Component of Net Periodic Pension Cost and Included in Accumulated Other Comprehensive Income
Transition Asset Obligation	$(43)	$(37)
Net Gain	587	1,229

Accumulated Other Comprehensive Income	544	1,192
Excess Cumulative Employer Contribution	(8,503)	(8,243)

Net Amount Recognized	$(7,959)	$(7,051)

	—	—

Pensions with Accumulated Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$9,513	$9,576
Accumulated Benefit Obligation	$7,132	$7,164
Fair Value of Plan Assets	$1,554	$2,525

	2006	2007	2008
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Service Cost	$985	$1,003	$845
Interest Cost	361	436	407
Expected Return on Plan Assets	(8)	(11)	(15)
Amortization of Transition Asset	5	5	6
Amortization of Net Loss	—	126	—
Recognized Actuarial Gain	(36)	(17)	(18)

Net Periodic Benefit Cost	1,307	1,542	1,225
Amount of Curtailment Gain	(17)	—	—
Settlement Gain	(317)	(109)	(158)

Total Net Periodic Benefit Cost	$973	$1,433	$1,067

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net Gain	$—	$(2,421)	$(922)
Amortization of Transition Asset	—	(5)	(6)
Amortization of Net Gain		—	204

Total Recognized in Other Comprehensive Income	$—	$(2,426)	$(724)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$973	$(993)	$343

Weighted-Average Assumptions
Benefit Obligation Determination
Discount Rate	4.38%	4.71%	5.13%
Rate of Compensation Increase	3.91%	3.23%	3.15%
Net Periodic Benefit Cost
Discount Rate	3.99%	3.16%	4.32%
Expected Long-Term Return on Plan Assets	0.75%	0.76%	0.77%
Rate of Compensation Increase	3.83%	3.22%	3.27%

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have plan assets in only two of our pension plans. The most significant plan has its assets invested solely in a general account with an insurance company, which is an investment vehicle that complies with pension fund requirements of the corresponding country. The insurance company manages the funds invested and guarantees a return of 0.75% per annum. The rate of return may be revised and dividends may also be declared on funds invested in this general account based on current economic conditions and investment performance. Investment in this general account bears minimal risk as the rate of return is fixed and the insurance company bears risk of loss on the investment of funds that it manages. We do not currently have specific investment policies or an investment committee in place to oversee the investment of its pension fund.

There are no contributions paid into an external plan and no asset of MSC identified, segregated or invested specifically to fund the remaining pension plans. The estimated future benefit payments of these plans are expected to be paid directly by MSC. The following benefit payments, which reflect expected future service, as appropriate, are projected to be paid as follows (in thousands):

2009	$170
2010	282
2011	373
2012	295
2013	292
2014 through 2018	2,172

$3,584

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Savings Plan

We contribute an amount to a defined contribution plan, covering substantially all North American full-time employees who have completed a specified term of service. For the years ended December 31, 2006, 2007 and 2008, contributions charged to expense in connection with this plan were $2,728,000, $2,473,000 and $2,755,000, respectively. The plan has a 401(k) feature to permit voluntary employee contributions, which does not affect our expenses. Our contributions vest over a three year period.

Non-Qualified Supplemental Retirement Plan

In 1995, we adopted a non-qualified supplemental retirement plan covering certain key employees who have completed a specified term of service. For the years ended December 31, 2006, 2007 and 2008, contributions charged to expense in connection with this plan were $209,000, $120,000 and $135,000, respectively. As of December 31, 2007 and 2008, the fair value of plan assets and obligations was $1,869,000 and $1,341,000, respectively, and are classified in other assets and other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 10—STOCK-BASED COMPENSATION

Under our 2006 Performance Incentive Plan (the “2006 Plan”), MSC’s common stock may be issued to employees, directors and other eligible persons under a broad range of potential equity grants including stock options, stock appreciation rights, restricted stock, performance stock, stock units, phantom stock and dividend equivalents. Shares issued for option exercises and vested restricted stock, restricted stock unit awards and performance stock unit awards may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

As of December 31, 2008, there were approximately 5,928,000 shares reserved for future grants under the 2006 Plan. We expect to continue granting new equity grants from the reserved shares under the 2006 Plan.

The following table summarizes total stock-based compensation expense recognized by type of equity award during 2006, 2007 and 2008 (amounts in thousands):

	2006	2007	2008
Stock Options	$3,423	$4,527	$5,112
Restricted Stock Unit Awards	2,027	3,457	5,047
Performance Stock Unit Awards	1,907	(178)	—

Total Stock-Based Compensation Expense	$7,357	$7,806	$10,159

In addition, we modified the stock options of one departing executive in 2007 to extend the life of his options. The modification was determined using the Black-Scholes valuation model in accordance with SFAS No. 123(R). As a result, we recorded a non-cash charge of $674,000 in 2007 which is included in general and administrative expenses in the accompanying consolidated statement of operations.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes total stock-based compensation as recorded in the same expense captions as would be required for cash compensation for the years ended December 31, 2006, 2007 and 2008, respectively (amounts in thousands):

	2006	2007	2008
Cost of Revenue	$215	$450	$535
Research and Development	290	938	1,151
Selling and Marketing	1,935	2,743	3,076
General and Administrative	4,917	3,675	5,397

Total Stock-Based Compensation Expense	$7,357	$7,806	$10,159

Stock Options

We grant stock options for a fixed number of shares to key employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. Options are exercisable up to ten years from the date of grant, subject to transfer restrictions and vesting provisions outlined at the grant date. Generally, options vest ratably in four annual installments for employees and on the first anniversary following the grant date for non-employee directors. The stock plans and plan agreements provide that vesting may be accelerated in certain events related to changes in control of MSC. Similarly, the stock plans provide that the Compensation Committee of our Board of Directors has discretion, subject to certain limitations, to modify the terms of outstanding options. No amendment or cancellation and re-grant, subject to permitted adjustments, shall reduce the per share exercise price to a price less than 100% of the fair market value of our common stock on the option date of the initial option. Unless approved by our shareholders, no repricing of a stock option under the 2006 Plan is permitted.

A summary of stock option activity under all the stock option plans for the years ended December 31, 2006, 2007 and 2008 is as follows:

	Options	Option Price Per Share			Weighted- Average Exercise Price
Outstanding at January 1, 2006	5,380,819	$0.10	to	$27.50	$10.66
Granted	1,299,000	$12.92	to	$19.15	$13.01
Exercised	(1,287,830)	$—	to	$15.98	$7.46
Canceled	(731,644)	$0.10	to	$27.50	$12.63

Outstanding at December 31, 2006	4,660,345	$0.10	to	$27.50	$11.87
Granted	2,052,630	$11.74	to	$15.54	$13.26
Exercised	(678,315)	$0.10	to	$14.00	$9.66
Canceled	(446,403)	$4.68	to	$27.50	$15.56

Outstanding at December 31, 2007	5,588,257	$0.10	to	$20.00	$12.35
Granted	126,000	$6.65	to	$13.24	$12.08
Exercised	(377,396)	$0.10	to	$13.00	$8.32
Forfeited	(205,386)	$11.74	to	$18.10	$13.10
Expired	(558,481)	$4.68	to	$20.00	$14.73

Outstanding at December 31, 2008	4,572,994	$0.10	to	$19.95	$12.35

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Using the Black-Scholes option-pricing model, the estimated per share weighted-average fair value of stock options granted in 2006, 2007 and 2008 was $8.58, $7.11 and $6.03, respectively. These estimated per share fair values were determined using the following weighted-average assumptions used for the periods indicated:

	2006	2007	2008
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	49.1%	48.8%	47.5%
Risk-Free Interest Rate	4.50%	4.97%	3.24%
Estimated Life	6.3 Years	6.1 Years	6.1 Years

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk-free interest rates are based on the U.S. Treasury yields in effect at the time of grant for periods corresponding with the expected life of the option. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the years ended December 31, 2006, 2007 and 2008, the average expected life was determined using the simplified approach described under Staff Accounting Bulletin No. 107 due to the lack of sufficient historical exercise data for options granted since September 2006, when MSC’s common stock began trading on NASDAQ.

In addition, we estimate forfeitures when recognizing compensation expense, and will adjust such estimates over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The aggregate intrinsic values of options outstanding at December 31, 2007 and 2008 were $8,804,000 and $316,000, respectively, which is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 3,147,000 shares and 199,000 shares that had exercise prices lower than $12.99 and $6.68, the market price of our common stock at December 31, 2007 and 2008, respectively. The aggregate intrinsic values of options exercised during 2007 and 2008 were $2,869,000 and $1,375,000, respectively, determined as of the date of exercise. Cash proceeds from the exercise of stock options in 2006, 2007 and 2008 totaled $9,513,000, $6,598,000 and $3,131,000, respectively. The aggregate intrinsic value of options exercisable at December 31, 2007 and 2008 was $7,536,000 and $316,000 respectively.

At December 31, 2008, the number of options outstanding and exercisable under the stock plans, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$ 0.10 to $ 0.15	14,186	$0.10	2.6	14,186	$0.10	2.6
$ 4.68 to $ 7.02	224,751	$5.72	2.9	212,251	$5.66	2.5
$ 7.10 to $10.65	983,788	$9.14	4.6	981,288	$9.13	4.6
$10.70 to $16.05	3,105,269	$13.44	7.0	1,532,913	$13.59	5.7
$16.23 to $24.35	245,000	$18.27	6.1	152,083	$18.11	5.5

Total	4,572,994	$12.35	6.2	2,892,721	$11.67	5.1

The number of options vested or expected to vest at December 31, 2007 and 2008 was 5,380,000 and 4,464,000, with a weighted average exercise price of $11.90 and $12.32, a weighted-average remaining contractual life of 6.5 years and 6.18 years; and an aggregate intrinsic value of $8,054,000 and $316,000 respectively.

As of December 31, 2007 and 2008, total unamortized stock-based compensation cost related to unvested stock options was $14,848,000 and $9,036,000, with a weighted average recognition period of 3.1 years and 2.3 years, respectively.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, 2007 and 2008, the number of options exercisable, the per-share weighted-average exercise prices of the stock options exercisable and the number of options available for future grant under all of the stock plans were as follows:

	Options Exercisable
	Number of Options	Weighted Average Exercise Price	Options Available for Future Grants
December 31, 2006	3,260,095	$11.28	6,677,941
December 31, 2007	3,068,928	$11.39	4,916,071
December 31, 2008	2,892,721	$11.67	5,927,865

Restricted Stock, Restricted Stock Unit and Performance Stock Unit Awards

We grant time-based and performance-based restricted stock units to selected employees pursuant to the 2006 Plan. The time-based restricted stock units vest ratably over the requisite service periods. The performance-based restricted stock units vest equally over the requisite service periods upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. The award agreements for restricted stock units generally provide that vesting will be accelerated in certain events related to changes in control of MSC. Total compensation cost for these awards is based on the fair market value of MSC’s common stock at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the annual performance criteria. During the years ended December 31, 2006, 2007 and 2008, we recognized stock compensation expense of $720,000, $3,335,000 and $5,047,000, respectively, related to these restricted stock units.

The fair value of restricted stock unit awards is determined based on our stock price as of the measurement date, which is the date of grant. As of December 31, 2007 and 2008, deferred compensation cost related to the restricted stock unit awards totaled $11,527,000 and $11,734,000, which had weighted average remaining contractual lives of 1.8 years and 1.1 years, respectively.

During 2005, in connection with the employment of certain executive officers, we granted the right to purchase in aggregate 225,000 shares of restricted common stock, of which 75,000 of restricted shares were purchased. Upon the purchase of the restricted shares, those executive officers received in aggregate 239,000 restricted stock unit awards which vest over four years. During 2006, 2007 and 2008, we recognized stock-based compensation charges totaling $1,307,000, $122,000 and none, respectively, related to these transactions.

The following table presents a summary of restricted stock unit awards activity for the years ended December 31, 2006, 2007 and 2008:

	Restricted Stock Unit Awards	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2006	229,250	$11.69
Granted	1,091,310	$13.50
Vested	(9,750)	$11.40
Forfeited	—	$—

Nonvested as of December 31, 2006	1,310,810	$13.20
Granted	335,500	$14.08
Vested	(408,699)	$11.73
Forfeited	(210,387)	$13.31

Nonvested as of December 31, 2007	1,027,224	$14.05
Granted	855,781	$13.03
Vested	(444,884)	$12.97
Forfeited	(209,664)	$13.41

Nonvested as of December 31, 2008	1,228,457	$13.84

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005 and 2006, in connection with the employment of executive officers and other key employees, we granted performance stock unit awards that vest and are payable in shares if the per share price of the MSC’s common stock exceeds a pre-established per share price for thirty consecutive trading days on a national stock exchange within two years from the date of grant. On September 5, 2006, MSC’s common stock began trading on the NASDAQ stock exchange thus satisfying the performance condition on its performance stock unit awards pursuant to FAS 123(R). As a result, we recognized $1,907,000 in stock-based compensation expense, representing the vested portion of the estimated fair value through December 31, 2006. The pre-established share price was determined based on the price of our common stock at the date of grant. The fair value of performance stock unit awards granted was estimated using the Monte Carlo simulation valuation model. As of December 31, 2007 all compensation cost related to these performance stock unit awards has been recognized over the expected vesting period, although adjustments have been recorded during the year ended December 31, 2007 for forfeitures of unvested shares.

The following table presents a summary of performance stock unit activity during the years ended December 31, 2006, 2007 and 2008:

	Awards	Target Price
Outstanding as of January 1, 2006	395,000	$15.00 - $23.50
Granted	25,000	$25.00
Forfeited	(15,000)	$17.00

Outstanding as of December 31, 2006	405,000	$15.00 - $25.00
Vested / Issued	(100,000)	$15.00
Canceled	(225,000)	$17.00 - $23.50
Forfeited	(55,000)	$17.00 - $23.50

Outstanding as of December 31, 2007	25,000	$25.00
Canceled	(25,000)	$25.00

Outstanding as of December 31, 2008	—	$—

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of authorized undesignated preferred stock, which may be issued in more than one series. Our Board of Directors is authorized to determine or alter the rights, preferences, privileges or restrictions granted to or imposed upon any un-issued series of preferred stock. As of December 2007 and 2008, no preferred shares were issued or outstanding.

Common Stock Repurchase Program

On November 8, 2006, our Board of Directors authorized a stock repurchase program for up to 1,250,000 shares of common stock, which expired on November 7, 2007. During 2006 and 2007, we purchased 183,400 shares and 80,100 shares for $2,581,000 and $1,120,000, respectively. Such amounts have been recorded in treasury stock in the accompanying consolidated balance sheet.

In addition, during 2007 and 2008 we withheld 176,192 shares and 141,069 shares of restricted stock as settlement of income taxes paid by MSC on behalf of employees totaling $2,432,000 and $1,479,000, respectively. Such amounts have been recorded in treasury stock in the accompanying consolidated balance sheet.

Shareholder Rights Plan

On October 6, 2008, our Board of Directors adopted a Rights Agreement (the “Rights Agreement”). As part of the Rights Agreement, the Board declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of our common stock, payable to stockholders of record as of the close of business on October 16, 2008. These rights, which do not have any shareholder rights, including any voting or dividend rights will expire on October 16, 2018, unless we earlier redeem such rights prior to expiration at a price of $0.01 per right. The rights automatically transfer with a transfer of common stock until the time they become exercisable, which happens when certain specified events occur. If the rights become exercisable, they entitle the holders thereof to purchase for $55.00 (the “Purchase Price”), one one-hundreth of a share of Junior Participating Preferred Stock, and, if a party becomes an Acquiring person (as defined in the Rights Agreement), each right will entitle the holder thereof to purchase shares of common stock of the other party to such business combination or sale having a market value twice the Purchase Price, all subject to other provisions of the Rights Agreement.

Our Board of Directors adopted the Rights Agreement and declared the distribution of Rights in connection with the expiration of the previous stockholders rights plan that was in effect from October 16, 1998 until October 16, 2008.

NOTE 12— FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis pursuant to FSP 157-2. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The carrying value of cash and cash equivalents, accounts receivable and trade payables approximates the fair value due to their short-term maturities

For recognition purposes, we measure our marketable equity securities at fair value on a recurring basis, as determined using quoted prices in active markets (Level 1) and/or significant unobservable inputs (Level 3) as presented in the table below. In May 2008, we sold our remaining investments in marketable equity securities of GSSL.

For disclosure purposes only, we are required to measure the fair value of outstanding debt on a recurring basis. The fair value of our subordinated notes payable represents the net present value of discounted cash flows. Our subordinated notes payable is reported at amortized cost in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” and was $6,936,000 at December 31, 2007. The fair value of our subordinated notes payable was $7,455,000 at December 31, 2007. In December 2008, we repaid the remaining principal balance of the subordinated notes payable.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2007 and 2008 are summarized below (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2007
Financial Assets:
Investment in Marketable Equity Securities of GSSL	$4,953	$4,953	$—	$—
Marketable Equity Securities Held in Supplemental Retirement Plan	$1,869	$1,249	$—	$620
Marketable Equity Securities Held in Life Insurance Contracts	$625	$625	$—	$—

Financial Liability:
Subordinated Notes Payable	$6,936	$—	$—	$7,455

At December 31, 2008
Financial Assets:
Marketable Equity Securities Held in Supplemental Retirement Plan	$1,341	$741	$—	$600
Marketable Equity Securities Held in Life Insurance Contracts	$338	$338	$—	$—

The fair values of the recurring financial assets and liabilities measured using Level 3 inputs changed during the year ended December 31, 2008 as follows (in thousands):

	Marketable Equity Securities - Supplemental Retirement Plan	Subordinated Notes Payable
Balance at December 31, 2007	$620	$7,455

Total Realized and Unrealized Gains or Losses
Included in Earnings or Changes in Net Assets	18	(255)
Currency Translation Included in Other Comprehensive Income	(45)	—
Purchases, Issuances and Settlements	7	(7,200)
Transfer In and / or Out of Level 3	—	—

Balance at December 31, 2008	$600	$—

On a nonrecurring basis, we use fair value measures when analyzing asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During 2008, we recorded an impairment charge of $253,000 related to developed technologies. Refer to Note 4—Goodwill and Other Intangible Assets for further discussion.

Goodwill and indefinite-lived intangibles are tested for impairment annually or whenever events or circumstances make it more likely than not that impairment may have occurred. During 2008, we recorded an impairment charge of $9,698,000 of related to trademarks and trade names. Refer to Note 4—Goodwill and Other Intangible Assets for further discussion.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

We lease facilities and equipment under various lease agreements, which require the following minimum annual commitments (in thousands):

Years Ending December 31,
2009	$14,796
2010	9,082
2011	5,997
2012	5,756
2013	4,377
Thereafter	547

$40,555

For the years ended December 31, 2006, 2007 and 2008, the cost for various facilities and equipment under operating leases was $16,910,000, $17,034,000 and $17,196,000, respectively. Although the above table reflects our obligation on leases until the end of its term, management expects that, in the normal course of business, most leases will be renewed or replaced by others.

We sublease all or part of some of our facilities to third parties. In 2006, 2007 and 2008, we recognized sublease income of $2,111,000, $1,785,000 and $1,594,000, respectively, which is included in our general and administrative expenses. Annual minimum rental commitments on these subleases are as follows (in thousands):

Years Ending December 31,
2009	$2,074
2010	1,050
Thereafter	—

$3,124

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

We are subject to and have initiated various claims and legal proceedings that arise in the ordinary course of our business. We are vigorously defending claims brought against us, and believe that we have adequately reserved for potential costs that may result from these matters, which are not considered material at December 31, 2008. Further, we are vigorously prosecuting actions brought by us. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on our financial condition or results of operations.

We are periodically audited by various taxing authorities in the United States of America and in other countries in which we do business. In August 2008, we were notified by tax auditors in Germany that we may not have withheld and remitted approximately $550,000 of VAT on sales to certain customers during the years 2004 through 2006. We have evaluated the merits of the tax authority’s position and believe we have adequately reserved for any payment that may result from this matter, which is not considered material at December 31, 2008.

Indemnifications

In the normal course of business, we provide indemnifications of varying scopes, including product warranties as well as indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of its products or services. We accrue for known indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these indemnifications have been insignificant. But because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these indemnifications on its future results of operations.

As permitted under Delaware law, MSC is authorized to provide for indemnification of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at MSC’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make for such indemnification is the fullest extent permitted by law; however, we have a director and officer insurance policy that limits our exposure and enables recovery of a portion of any future amounts paid in certain circumstances. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnifications is minimal.

In connection with the issuance of our Convertible Notes, we agreed to indemnify the initial purchasers of the Convertible Notes against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the initial purchasers may be required to make in respect of those liabilities. We believe the estimated fair value of this indemnification is minimal. Accordingly, there are no liabilities recorded for these types of liabilities as of December 31, 2006, 2007 and 2008.

Severance Compensation Agreements

As of December 31, 2008, we have Severance Compensation agreements (“Agreements”) with eighteen employees. These Agreements, subject to annual review by our Board of Directors, are automatically extended in one year increments unless canceled by us 60 days prior to the end of the calendar year. These Agreements provide for specified benefits in the event of a Change in Control, as defined in the Agreements. Mr. Weyand also has a change in control provision in his employment contract. For Messrs. Weyand, Wienkoop, Mongelluzzo, Auriemma, Gorrell and Mobayen, these Agreements and employment contract provide 2.5 times annual salary and bonus in the event of termination for other than Cause (as defined) or by the executive for other than Good Reason (as defined) within two years following a Change in Control (as defined). In addition, these individuals would receive a “gross-up-payment” for any excise tax imposed by Section 4999 of the Internal Revenue Code. In addition, one employee would be entitled to a 2.0 multiple under the Agreements but are not subject to a gross–up-payment. Twelve other employees would be entitled to a 1.0 multiple under the Agreements but are not subject to a gross-up-payment. The Agreements also provide for additional benefits including continued health care benefits. In accordance with his employment contract, Mr. Weyand would be entitled to one time his annual salary and one year of health care benefits if terminated for other than cause when there has been no change in control.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2006, 2007 and 2008 (in thousands, except per share data):

	2006	2007	2008
Numerator:
Numerator for Basic Earnings Per Share—Income (Loss) from Continuing Operations	$13,341	$(2,603)	$(21,288)
Effect of Dilutive Securities:
Interest Expense on Convertible Notes	875	—	—

Income (Loss) from Continuing Operations	14,216	(2,603)	(21,288)
Income from Discontinued Operations	461	1,042	—

Numerator for Basic Earnings Per Share—Net Income (Loss)	$14,677	$(1,561)	$(21,288)

Denominator:
Denominator for Basic Earnings (Loss) Per Share—Weighted-Average Shares Outstanding	38,205	44,164	45,014
Effect of Dilutive Securities:
Employee Stock Options and Restricted Stock Units	2,473	—	—
Convertible Notes	4,735	—	—

Dilutive Potential Common Shares	7,208	—	—

Denominator for Diluted Earnings (Loss) per Share	45,413	44,164	45,014

Basic Earnings (Loss) Per Share From Continuing Operations	$0.35	$(0.06)	$(0.47)
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.31	$(0.06)	$(0.47)
Basic and Diluted Earnings Per Share From Discontinued Operations	$0.01	$0.02	$—
Basic Earnings (Loss) Per Share	$0.36	$(0.04)	$(0.47)
Diluted Earnings (Loss) Per Share	$0.32	$(0.04)	$(0.47)

Refer to Note 7—Long-Term Debt for additional disclosures regarding the subordinated convertible notes, and Note 10—Stock Compensation for discussion of employee stock options and restricted stock units.

Options to purchase 960,550 shares, 3,640,470 shares and 3,353,369 shares of the our common stock for 2006, 2007 and 2008, respectively, were not included in the computation of diluted earnings (loss) per share as the exercise prices of the options were greater than the average market price of the common stock for each respective year and, as a result, the effect on earnings per share would be anti-dilutive.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—DISCONTINUED OPERATIONS AND SALE OF LONG-LIVED ASSETS

ESTECH Corporation

In the fourth quarter of 2005, we approved a plan to sell our wholly owned Japanese service subsidiary, ESTECH Corporation (“ESTECH”). Accordingly, ESTECH has been presented as a discontinued operation within the consolidated financial statements in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets “. ESTECH was acquired in 2002 as part of the MDI acquisition and provides expert technical services, primarily in structural dynamics, motion, vibration and acoustics to customers primarily in the automotive and precision electronics industries.

In January 2006, we entered into a Stock Sale and Purchase Agreement to sell ESTECH to Information Services International—Dentsu, Ltd. (ISID), a reseller of our product. In March 2006, the sale was consummated and we received 1.2 billion Yen, or approximately $10.2 million, resulting in an estimated loss of $1,110,000, which was accrued as of December 31, 2005 and recorded as a loss from disposal of discontinued operations.

The results of the discontinued operations of ESTECH included in the accompanying consolidated statements of operations for the year ended December 31, 2006 are as follows (in thousands):

2006
Net Revenue	$2,064
Less Cost of Revenue and Operating Expenses	1,311

Operating Income	753
Other Expenses (Income)	(11)

Income Before Provision for Income Taxes	764
Provision for Income Taxes	(328)

Income from Discontinued Operations	436
Income (Loss) from Disposal of Discontinued Operations, net of Income Taxes	25

Total Income (Loss) from Discontinued Operations	$461

There were no assets or liabilities of ESTECH included in the consolidated balance sheets as of December 31, 2007.

Systems Business

In 2003, we discontinued our Systems business and recorded restructuring charges of $3,548,000, including $2,027,000 for workforce reductions and $1,521,000 related to closing or consolidating facilities. As of December 31, 2007 and 2008, the restructuring reserve totaled $149,000 and $92,000 respectively, and relates to remaining lease obligations that will terminate in 2010.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the activity in the restructuring reserve related to discontinued operations of the Systems business during 2006, 2007 and 2008 (in thousands):

Facilities
Balance at January 1, 2006	$672
Cash Payments	(168)
Adjustment	(25)

Balance at December 31, 2006	479
Cash Payments	(54)
Adjustment	(276)

Balance at December 31, 2007	149
Cash Payments	(60)
Adjustment	3

Balance at December 31, 2008	$92

Current	$65

Long Term	$27

The adjustment of $276,000 in 2007 represents a reversal of the restructuring reserve related to a facility that we re-occupied in January 2007. Accordingly, such amount, net of tax is reflected in the results of discontinued operations in the accompanying consolidated statements of operations.

In June 2007, we reversed a previously established accrued liability of $1,383,000 related to a contractual claim pursuant to the statute of limitation applicable to such potential claim. Accordingly, such amount, net of tax is reflected in the results of discontinued operations in the accompanying consolidated statements of operations

PLM Assets

In March and October 2006, we completed the sales of certain assets of our PLM business in North America and Europe, respectively, and recorded an aggregate pre-tax gain of approximately $4,640,000, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The PLM business primarily included reselling PLM software, including CATIA, ENOVIA, and SMARTEAM software and providing implementation services to efficiently and effectively deploy such software.

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007 (in thousands, except per share data).

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Software	$21,959	$21,067	$21,541	$24,711
Maintenance	33,029	35,946	34,610	33,390
Services	6,222	7,429	7,583	6,899

Total Revenue	61,210	64,442	63,734	65,000

Cost of Revenue:
Software	2,463	2,720	2,636	2,873
Maintenance and Services	9,572	9,473	10,007	8,220

Total Cost of Revenue	12,035	12,193	12,643	11,093

Gross Profit	49,175	52,249	51,091	53,907

Operating Expenses:
Research and Development	14,366	13,262	11,612	11,818
Selling and Marketing	23,644	23,625	20,129	20,813
General and Administrative	15,186	14,579	14,906	14,162
Amortization of Intangibles	336	337	337	336
Restructuring Charges	139	705	1,149	1,276
Impairment Charges	—	—	—	9,951

Total Operating Expenses	53,671	52,508	48,133	58,356

Operating Income (Loss)	(4,496)	(259)	2,958	(4,449)

Other (Income) Expense:
Interest Expense	278	265	271	369
Other Expense (Income), Net	(995)	(2,620)	1,220	334

Total Other (Income) Expense, net	(717)	(2,355)	1,491	703

Income (Loss) Before Provision (Benefit) for Income Taxes	(3,779)	2,096	1,467	(5,152)
Provision (Benefit) for Income Taxes	(1,573)	1,065	(870)	17,298

Net Income (Loss)	$(2,206)	$1,031	$2,337	$(22,450)

Basic and Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.05)	$0.02	$0.05	$(0.49)
Basic and Diluted Earnings (Loss) Per Share From Discontinued Operations	$—	$—	$—	$—
Basic and Diluted Earnings (Loss) Per Share	$(0.05)	$0.02	$0.05	$(0.49)
Basic Weighted-Average Shares Outstanding	44,752	44,963	45,047	45,292
Diluted Weighted-Average Shares Outstanding	44,752	45,512	45,696	45,292

MSC.SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Software	$23,003	$22,982	$19,874	$28,822
Maintenance	28,782	31,858	31,632	33,257
Services	5,864	5,898	5,681	8,998

Total Revenue	57,649	60,738	57,187	71,077

Cost of Revenue:
Software	3,092	2,427	2,173	2,659
Maintenance and Services	8,555	8,586	8,281	10,478

Total Cost of Revenue	11,647	11,013	10,454	13,137

Gross Profit	46,002	49,725	46,733	57,940

Operating Expenses:
Research and Development	13,205	11,897	12,428	13,579
Selling and Marketing	20,237	19,183	20,242	25,132
General and Administrative	18,673	13,951	12,670	15,525
Amortization of Intangibles	175	170	177	176
Restructuring Charges	7,097	229	754	442
Impairment Charge	—	464	55	4,259

Total Operating Expenses	59,387	45,894	46,326	59,113

Operating Income (Loss)	(13,385)	3,831	407	(1,173)

Other Expense (Income):
Interest Expense	281	292	300	282
Other Expense (Income), Net	(1,074)	444	(1,834)	(7,904)

Total Other (Income) Expense, net	(793)	736	(1,534)	(7,622)

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(12,592)	3,095	1,941	6,449
Provision (Benefit) for Income Taxes	(6,167)	1,628	1,879	4,156

Income (Loss) From Continuing Operations	(6,425)	1,467	62	2,293

Income (Loss) From Discontinued Operations, net of Income Taxes	175	871	—	(4)

Net Income (Loss)	$(6,250)	$2,338	$62	$2,289

Basic Earnings (Loss) Per Share From Continuing Operations	$(0.15)	$0.03	$—	$0.05
Diluted Earnings (Loss) Per Share From Continuing Operations	$(0.15)	$0.03	$—	$0.05
Basic and Diluted Earnings Per Share From Discontinued Operations	$—	$0.02	$—	$—
Basic Earnings (Loss) Per Share	$(0.14)	$0.05	$—	$0.05
Diluted Earnings (Loss) Per Share	$(0.14)	$0.05	$—	$0.05
Basic Weighted-Average Shares Outstanding	43,533	44,029	44,219	44,573
Diluted Weighted-Average Shares Outstanding	43,533	44,831	45,050	45,342

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MSC.Software Corporation

Santa Ana, CA

We have audited the accompanying consolidated balance sheets of MSC.Software Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSC.Software Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 12 to the consolidated financial statements, in 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements. Further, as discussed in Note 1 to the consolidated financial statements, in 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes and as discussed in Note 9 to the consolidated financial statements, in 2006, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R).

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 13, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our interim Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2008 and have concluded that these disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included herein, has issued an attestation report on our internal control over financial reporting, as stated in their report which is included on page 78 herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of MSC

Information about our Directors is incorporated by reference from the section entitled “Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2008 (the “Proxy Statement”).

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

Executive Officers of MSC

For information required by this Item regarding our executive officers, see Item 1 of Part I of this report entitled “Business,” which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information to be included in the sections entitled “Executive Compensation,” “Corporate Governance—Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Report of the Compensation Committee” in the Proxy Statement is incorporated herein by reference.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be included in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

The information to be included in the section entitled “Corporate Governance—Board Independence and Meetings” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be included in the section entitled “Proposal Two. Ratification of the Appointment of Deloitte & Touche LLP, as the Company’s Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)	1. Financial Statements

The following consolidated financial statements of MSC.Software Corporation, as included in this Report, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2007 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2007 and 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2007 and 2008

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

Item 15(a)	3. Exhibits

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of the Registrant, as amended through May 28, 2008 (filed as Exhibit 3.1 to a Current Report on Form 8-K filed June 3, 2008, and incorporated herein by reference).

4.1	Rights Agreement dated as of October 10, 2008 between the Registrant and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed October 10, 2008, and incorporated herein by reference).

10.1	Agreement of Lease, dated June 28, 1999, between the Registrant and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

10.1.1	First Amendment dated August 11, 2000, to Agreement of Lease, dated June 28, 1999, between the Registrant and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.1.2	Second Amendment dated January 19, 2001, to Agreement of Lease, dated June 28, 1999, between the Registrant and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.1.3	Third Amendment dated March 13, 2001, to Agreement of Lease, dated June 28, 1999, between the Registrant and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.1.4	Fourth Amendment dated May 13, 2008, to Agreement of Lease, dated June 28, 1999, between the Registrant and Imperial Promenade Associates, LLC, a Delaware limited liability company (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference).

10.2	Agreement of Lease, entered into August 5, 1999, between William C. Martin or his Assignee, and Mechanical Dynamics, Inc., predecessor by merger dated May 9, 2002 to the Registrant (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31,

2004, and incorporated herein by reference).

10.3*	1991 Stock Option Plan (filed as Annex A to the Registrant’s definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on June 10, 1992, and incorporated herein by reference).

10.3.1*	1991 Stock Option Plan Amendment (filed as part of the Registrant’s definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on June 14, 1995, and incorporated herein by reference).

10.4*	1996 Employee Stock Purchase Plan, as amended (filed as Appendix C to the Registrant’s definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on May 14, 2002, and incorporated herein by reference).

10.5*	1998 Stock Option Plan, as amended (filed as Exhibit B to the Registrant’s definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on May 10, 2000, and incorporated herein by reference).

10.6*	2001 Stock Option Plan, as amended (filed as Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on May 14, 2002, and incorporated herein by reference).

10.7*	MSC.Software Corporation Defined Contribution Prototype Plan and Trust (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.8*	Trust Agreement for the MSC.Software Corporation Defined Contribution Plan (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.9*/**	MSC.Software Corporation Supplemental Retirement and Deferred Compensation Plan, amended and restated as of December 11, 2008.

10.10*	Rabbi Trust Agreement for the MSC.Software Corporation 2005 Supplemental Retirement and Deferred Compensation Plan, effective as of January 1, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.11*	MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.1 to a Current Report on Form 8-K filed September 29, 2006, and incorporated herein by reference).

10.11.1*	Form of Performance Stock Unit Award Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.2 to a Current Report on Form 8-K filed November 1, 2006, and incorporated herein by reference).

10.11.2*	Form of Performance Stock Unit Award Agreement for Non-U.S. Employees pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference).

10.11.3*	Form of Incentive Stock Option Agreement, as amended, pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference).

10.11.4*	Form of Stock Unit Award Agreement, as amended, pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.11.5*	Form of Stock Unit Award Agreement for Non U.S. Employees, as amended, pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.11.6*	Appendix to Form of Stock Unit Award Agreement for Non-U.S. Employees, as amended, pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.11.7*	Form of Stock Unit Award Agreement (30-day vest) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.11.8*	Form of Stock Unit Award Agreement for Non U.S. Employees (30-day vest) pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.11.9*	Form of Non-Qualified Stock Option Agreement, as amended, pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.11.10*	Form of Non-Qualified Stock Option Agreement for Non-U.S. Employees, as amended, pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.11.11*	Appendix (Singapore) to Form of Non-Qualified Stock Option Agreement for Non-U.S. Employees, as amended, pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.11.12*	Form of Non-Employee Director Non-Qualified Stock Option Agreement pursuant to the MSC.Software Corporation 2006 Performance Incentive Plan (filed as Exhibit 10.1 to a Current Report on Form 8-K filed December 22, 2006, and incorporated herein by reference).

10.12	Form of Agreement for use of MSC.Nastran, as modified to September 1991 (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1992, and incorporated herein by reference).

10.13	Agreement, dated October 22, 1982, between the Registrant and NASA (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 2-82719), and incorporated herein by reference).

10.14*	Form of Indemnification Agreement between MSC.Software Corporation and directors, officers and agents thereof (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1989, and incorporated herein by reference).

10.15*	Form of Director Change in Control Agreement (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998, and incorporated herein by reference).

10.16	Divestiture and Software License Agreement, dated April 7, 2003, between MSC.Software Corporation and Unigraphics Solutions, Inc. a wholly owned subsidiary of Electronic Data Systems, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.17*	Letter Agreement, dated March 3, 2005, between MSC.Software Corporation and John A. Mongelluzzo (filed as Exhibit 10.1 to a Current Report on Form 8-K filed March 9, 2005, and incorporated herein by reference).

10.17.1*	Nonqualified Stock Option Agreement, dated as of March 9, 2005, between the Registrant and John A. Mongelluzzo (filed as Exhibit 10.4 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.17.2*	Form of Restricted Stock Purchase Agreement, dated as of March 2005, between the Registrant and John A. Mongelluzzo (filed as Exhibit 10.5 to a Current Report on Form 8-K filed March 14, 2005, and incorporated herein by reference).

10.18*	Letter Agreement dated July 27, 2005 between the Registrant and Glenn R. Wienkoop (filed as Exhibit 10.1 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.18.1*	Nonqualified Stock Option Agreement, dated as of August 15, 2005, between the Registrant and Glenn R.Wienkoop (filed as Exhibit 10.2 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.18.2*	Form of Restricted Stock Purchase Agreement, dated as of August 15, 2005, between the Registrant and Glenn R.Wienkoop (filed as Exhibit 10.3 to a Current Report on Form 8-K filed August 19, 2005, and incorporated herein by reference).

10.19*/**	Amendment Number 1 to Employment Agreement, dated December 23, 2008, by and between the Registrant and William J. Weyand.

10.19.1*	Form of Non-Qualified Stock Option Agreement, undated, between the Registrant and William J. Weyand (filed as Exhibit 10.2 to a Current Report on Form 8-K filed December 1, 2006, and incorporated herein by reference).

10.19.2*	Form of Stock Unit Award Agreement, undated, between the Registrant and William J. Weyand (filed as Exhibit 10.3 to a Current Report on Form 8-K filed December 1, 2006, and incorporated herein by reference).

10.19.3*	Form of Performance Stock Unit Award Agreement, undated, between the Registrant and William J. Weyand (filed as Exhibit 10.4 to a Current Report on Form 8-K filed December 1, 2006, and incorporated herein by reference).

10.19.4*/**	Letter Agreement, dated December 23, 2008 between the Registrant and William J. Weyand regarding amending Restricted Stock Unit Awards to include provisions intended to comply with Section 409A.

10.20*	Offer of Employment Letter dated March 21, 2007 between the Registrant and Sam M. Auriemma (filed as Exhibit 10.5 to a Current Report on Form 8-K filed March 29, 2007, and incorporated herein by reference).

10.21*	Form of Amended Severance Compensation Agreement approved May 28, 2008, for Key Employees (filed as Exhibit 10.1 to a Current Report on Form 8-K filed June 3, 2008, and incorporated herein by reference).

10.22*	Offer of Employment Letter dated October 2, 2007 between the Registrant and Calvin Randy Gorrell (filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.22.1*	Form of Modified Severance Compensation Agreement entered into effective August 19, 2008, with Calvin R. Gorrell (filed as Exhibit 10.1 to a Current Report on Form 8-K filed August 25, 2008, and incorporated herein by reference).

10.23*	Amended and Restated Employment Contract for an Unlimited Term, effective June 1, 2008, undated, between MSC.Software SARL and Amir Mobayen (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference).

10.23.1*	Severance Compensation Agreement effective May 28, 2008, between the Registrant and Amir Mobayen (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference).

10.23.2*/**	Letter Agreement, dated November 26, 2008, between the Registrant and Amir Mobayen, regarding Executive Plan Benefits relative to Section 409A amendments.

21**	Subsidiaries of the Registrant.

23**	Independent Registered Public Accounting Firms’ Consent.

31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Principal Executive Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2**	Section 1350 Certification of Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Denotes management contract or compensatory plan.
**	Indicates filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION
(Registrant)

Dated: March 13, 2009	By:	/s/ ASHFAQ A. MUNSHI
ASHFAQ A. MUNSHI Interim Chief Executive Officer & President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: March 13, 2009	By:	/s/ ASHFAQ A. MUNSHI
ASHFAQ A. MUNSHI Interim Chief Executive Officer & President
(Principal Executive Officer)

Dated: March 13, 2009	By:	/s/ SAM M. AURIEMMA
SAM M. AURIEMMA Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 13, 2009	By:	/s/ RANDOLPH H. BRINKLEY
RANDOLPH H. BRINKLEY Director

Dated: March 13, 2009	By:	/s/ DONALD GLICKMAN
DONALD GLICKMAN Director & Co-Chairman

Dated: March 13, 2009	By:	/s/ WILLIAM F. GRUN
WILLIAM F. GRUN Director

Dated: March 13, 2009	By:	/s/ ASHFAQ A. MUNSHI
ASHFAQ A. MUNSHI Director

Dated: March 13, 2009	By:	/s/ ROBERT A. SCHRIESHEIM
ROBERT A. SCHRIESHEIM Director & Co-Chairman

Dated: March 13, 2009	By:
WILLIAM J. WEYAND Director

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2006, 2007 and 2008

(in thousands)

Allowance for Doubtful Accounts	2006	2007	2008
Beginning Balance	$1,296	1,555	1,855
Charge to Operations	625	511	196
Write Off and Other Adjustments, Net	(366)	(211)	(676)

Ending Balance	$1,555	1,855	1,375