Form 10-Q
period 2009-03-31
MSC SOFTWARE CORP
filed 2009-05-08
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2009, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 45,518,427.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share value amounts)

	December 31, 2008	March 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$152,554	$149,074
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,375 and $1,706, respectively	52,861	52,166
Income Taxes Receivable	652	1,233
Deferred Taxes	9,296	8,697
Other Current Assets	6,023	7,071

Total Current Assets	221,386	218,241
Property and Equipment, Net	14,390	12,950
Goodwill and Indefinite Lived Intangibles	163,973	163,973
Other Intangible Assets, Net	19,692	17,944
Deferred Tax Assets	12,501	11,369
Other Assets	13,001	12,543

Total Assets	$444,943	$437,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,940	$7,475
Compensation and Related Liabilities	21,195	15,802
Restructuring Reserve	1,511	975
Deferred Revenue	70,641	72,067
Other Current Liabilities	7,810	7,880
Current Liabilities of Discontinued Operations	92	75

Total Current Liabilities	107,189	104,274
Unrecognized Tax Benefits	8,741	8,564
Long-Term Deferred Revenue	5,159	3,440
Other Long-Term Liabilities	12,354	10,757

Total Liabilities	133,443	127,035

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 45,974,000 and 46,205,000 Issued and 45,355,000 and 45,510,000 Outstanding, respectively	459	462
Additional Paid-in Capital	448,175	448,837
Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(9,316)	(11,283)
Pension Liability Adjustment, net of Tax	477	469

Total Accumulated Other Comprehensive Loss	(8,839)	(10,814)

Accumulated Deficit	(120,395)	(120,248)
Treasury Shares, At Cost (619,000 and 695,000 Shares, respectively)	(7,900)	(8,252)

Net Shareholders’ Equity	311,500	309,985

Total Liabilities and Shareholders’ Equity	$444,943	$437,020

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2009
Revenue:
Software	$21,959	$17,383
Maintenance	33,029	31,006
Services	6,222	5,226

Total Revenue	61,210	53,615

Cost of Revenue:
Software	2,463	2,298
Maintenance and Services	9,572	8,249

Total Cost of Revenue	12,035	10,547

Gross Profit	49,175	43,068

Operating Expenses:
Research and Development	14,366	11,563
Selling and Marketing	23,644	16,818
General and Administrative	15,186	13,057
Amortization of Intangibles	336	294
Restructuring Charges (Credit)	139	(144)

Total Operating Expenses	53,671	41,588

Operating Income (Loss)	(4,496)	1,480

Other (Income) Expense :
Interest Expense	278	65
Other (Income) Expense, net	(995)	1,032

Total Other (Income) Expense, net	(717)	1,097

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	(3,779)	383
Provision (Benefit) For Income Taxes	(1,573)	236

Net Income (Loss)	$(2,206)	$147

Basic and Diluted Earnings (Loss) Per Share	$(0.05)	$—
Basic Weighted-Average Shares Outstanding	44,752	45,411
Diluted Weighted-Average Shares Outstanding	44,752	45,472

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,206)	$147
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Non-Cash Items:
Provision for Doubtful Accounts	155	358
Depreciation and Amortization of Property and Equipment	1,811	1,754
Amortization of Intangibles	1,686	1,748
Amortization of Debt Issuance Costs and Discount	45	—
Loss on Sale or Disposal of Long-Lived Assets	161	23
Amortization of Pension-Related (Gains) and Transition Assets, net	(3)	(7)
Stock-Based Compensation	2,642	1,388
Provision (Benefit) for Deferred Income Taxes	(2,201)	(36)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisition:
Trade Accounts Receivable	6,964	337
Other Current Assets	(1,466)	(1,048)
Other Assets	(99)	(71)
Accounts Payable	(526)	1,184
Compensation and Related Liabilities	(2,660)	(5,393)
Restructuring Reserve	191	(1,428)
Accrued and Deferred Income Taxes, net	(136)	(582)
Unrecognized Tax Benefits	22	—
Deferred Revenue	13,051	12
Other Current Liabilities	(186)	103
Other Liabilities	(1,269)	(130)
Discontinued Operations	(14)	(17)

Net Cash Provided By (Used In) Operating Activities	15,962	(1,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(524)	(241)
Proceeds from Sale of Long-Lived Assets	4	4
Businesses Acquired, Net of Cash	(2,282)	—

Net Cash Used In Investing Activities	(2,802)	(237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Common Stock	(1,005)	(352)
Payment of Capital Lease Obligations	(67)	(81)
Proceeds from Exercise of Stock Options	2,741	4

Net Cash Provided By (Used In) Financing Activities	1,669	(429)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	403	(1,156)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,232	(3,480)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	130,076	152,554

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$145,308	$149,074

Supplemental Cash Flow Information:
Income Taxes Paid, net	$741	$878
Interest Paid	$288	$—
Reconciliation of Businesses Acquired, Net of Cash Received
Fair Value of Assets Acquired	$2,790	$—
Liabilities Assumed	(508)	—

Business Acquired, Net of Cash Received	$2,282	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 – GENERAL

Nature of Operations – MSC.Software Corporation (“MSC”) develops, markets and supports proprietary simulation solutions, including enterprise simulation software and related professional services. Our enterprise simulation solutions are used in conjunction with computer-aided engineering to create a more flexible, efficient and cost effective environment for product development. Our products and services are marketed internationally to various industries, including aerospace, automotive, computer and electronics manufacturers, biomedical, shipbuilding and rail.

Basis of Presentation and Consolidation – In the opinion of our management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments, consisting of normal recurring accruals and related adjustments, considered necessary for a fair presentation of the consolidated financial position of MSC at March 31, 2009 and the consolidated results of operations for the three months ended March 31, 2008 and 2009. Since our business is seasonal, the consolidated results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements and accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements include the accounts of MSC and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The results of the operations of businesses acquired have been included in the accompanying unaudited condensed consolidated statements of operations from the date of acquisition. Refer to Note 4—Acquisitions, Goodwill and Intangible Assets.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of revenue, costs and expenses, assets, liabilities and contingencies, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in connection with, among other items, revenue recognition, allowance for doubtful accounts, income taxes, valuation of goodwill and other intangibles, contingencies, restructuring charges and incentive compensation. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Deferred Revenue – Deferred revenue consists primarily of maintenance fees related to the remaining term of maintenance agreements. Deferred license fees and services fees are also included in deferred revenue for those contracts that have been billed but not yet recognized.

As of December 31, 2008 and March 31, 2009, deferred revenue consisted of the following (in thousands):

	December 31, 2008	March 31, 2009
Deferred Maintenance Revenue	$55,542	$57,877
Deferred License Revenue	18,128	15,921
Deferred Services and Other Revenue	2,130	1,709

Total Deferred Revenue	$75,800	$75,507

Sales Commissions – Sales commissions earned by our employees are recognized in the period when eligible sales transactions are billed and totaled $2,885,000 and $1,092,000 during the three months ended March 31, 2008 and 2009, respectively. The accrual for commissions earned is determined by applying specific commission rates on eligible billings based on estimated performance against annual targets. The commissions earned are paid quarterly after final determination of eligible billings and calculation of the commission expense in accordance with the related commission plans. Historically, differences in the commissions paid versus the amounts accrued have not been significant and are accounted for as adjustments in commission expense in the period the change in estimate is made.

Under this compensation model, the amount of sales commission expense fully recognized during periods of increasing sales of new products and services relative to the amount of revenue recognized from such sales in those periods, could negatively impact income and earnings per share in a given period.

Allowance for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. This requires us to make estimates of future write-offs of bad debt accounts based on historical experience and our current analysis of the collectability of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional bad debt provisions may be recorded in the period such determination was made.

Royalties to Third Parties – We have agreements with third parties requiring the payment of royalties for sales of third party products or inclusion of such products as a component of our products. Royalties are charged to cost of software revenue when incurred and totaled $902,000 and $741,000 during the three months ended March 31, 2008 and 2009, respectively.

Foreign Currency – We translate the assets and liabilities of our foreign subsidiaries at the rate of exchange in effect at the end of the period. Revenue and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded in shareholders’ equity as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Transaction gains and losses are included in net income in the period in which they occur.

Our intercompany transactions are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which settlements are anticipated in the foreseeable future are recorded in the consolidated statements of operations. The aggregate foreign currency transaction (gains) and losses included in other expense (income) on the consolidated statements of operations were $(120,000) and $1,246,000 during the three months ended March 31, 2008 and 2009, respectively.

Self-Insurance – We are self-insured for certain medical claims and benefits offered to our employees in the United States. Based on analysis of the historical data and actuarial estimates, the estimated cost of future claims as of December 31, 2008 and March 31, 2009 was $632,000 and $565,000, respectively, which is included in accrued compensation and related costs in the accompanying consolidated balance sheets.

Recently Adopted Accounting Standards

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” that addresses application issues on initial recognition and measurement; subsequent measurement and accounting; and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for a business combination with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this pronouncement on January 1, 2009 did not affect our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets“ (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The adoption of FSP 142-3 on January 1, 2009 did not affect our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.

SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) on January 1, 2009 did not effect our consolidated financial statements.

Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extend the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for financial statement issued for fiscal year and interim periods commencing June 15, 2009 and will be applied on a prospective basis. FSP FAS 107-1 and APB 28-1 are not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. We do not expect the adoption of FSP FAS 157-4 to have a significant impact on our consolidated financial statements.

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

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Net Income (Loss)	$(2,206)	$147
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments, net of Tax	1,428	1,967
Change in Unrealized Losses on Investments, net of Tax	(1,324)	—

Other Comprehensive Income	104	1,967

Total Comprehensive Income (Loss), net of Tax	$(2,102)	$2,114

NOTE 4 – ACQUISITION, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition

On January 3, 2008, we acquired all the stock of Arizona-based Network Analysis, Inc. (“NAI”), a global innovator of thermal simulation software and the developers of the SINDA/G advanced thermal modeling software. We paid $2,450,000 in cash for the NAI stock at closing, and assumed $20,000 in net liabilities. The purchase price of $2,470,000 was allocated to goodwill (totaling $1,428,000, including $628,000 of deferred tax liabilities) and other intangible assets (totaling $1,670,000), consisting primarily of developed technology and customer relationships. The pro forma effect of this acquisition was not material to our consolidated financial statements. Pursuant to an Earn-out Agreement and upon retention of employees over a two-year period, we recognized compensation expense totaling $81,000 and $75,000 during the three months ended March 31, 2008 and 2009, respectively, and may recognize an additional $225,000 in compensation during the remainder of 2009 under such arrangements.

Goodwill and Other Intangible Assets

The carrying amount of goodwill and indefinite-lived intangible assets for each of our reporting units as of December 31, 2008 and March 31, 2009 are as follows (in thousands):

	Software Segment	Services Segment	Total
Goodwill	$120,721	$33,351	$154,072
Indefinite-Lived Intangible Assets	9,901	—	9,901

	$130,622	$33,351	$163,973

Our indefinite-lived intangible assets consist primarily of acquired trademarks and trade names.

During the fourth quarter of each year, we test goodwill and indefinite-lived intangibles for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill and indefinite-lived intangibles are tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred. We considered the current financial market disruptions and economic conditions as indicators of potential impairment of our goodwill and indefinite-lived assets and completed an impairment analysis as of March 31, 2009. Based on such analysis, we concluded that there was no impairment of goodwill and indefinite-lived intangibles.

As of December 31, 2008 and March 31, 2009, other intangible assets consisted of the following (in thousands):

	Estimated Useful Life	December 31, 2008	March 31, 2009
Developed Technology	3-10 years	$53,464	$53,464
Customer Lists	5-15 years	8,465	8,465
Trademarks and Trade Names	3-5 years	2,797	2,797

		64,726	64,726
Less Accumulated Amortization		(45,034)	(46,782)

Other Intangible Assets, Net		$19,692	$17,944

Amortization expense of other intangibles during the three months ended March 31, 2008 and 2009 totaled $1,686,000 and $1,748,000, of which $1,350,000 and $1,454,000, respectively, is related to developed technology and included in cost of software revenue in the accompanying condensed consolidated statements of operations. The remaining amount of amortization expense related to customer lists and trademarks and trade names is shown separately in the accompanying condensed consolidated statements of operations.

As of March 31, 2009, the remaining amortization expense of other intangible assets for each of the following periods is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2009	$4,290
2010	$5,285
2011	$4,893
2012	$2,283
2013	$630
Thereafter	$563

We review other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. We considered the current financial market disruptions and economic conditions as possible indicators of impairment of our other intangible assets and completed an impairment analysis as of March 31, 2009. Based on such analysis, we concluded that there was no impairment of other intangible assets.

NOTE 5 – STOCK-BASED COMPENSATION

Under our 2006 Performance Incentive Plan (the “2006 Plan”), MSC’s common stock may be issued to employees, directors and other eligible persons under a broad range of potential equity grants including stock options, stock appreciation rights, restricted stock, performance stock, stock units, phantom stock and dividend equivalents. Compensation cost for all stock-based awards is measured at fair value at date of grant and recognized as stock-based compensation expense on a straight line basis over the service period that the awards are expected to vest in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”). The amount of stock-based compensation expense recognized under SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on a review of historical rates and is updated each quarter as necessary. If equity grants are cancelled prior to vesting, the previously recorded compensation cost related to such equity grants is reversed in the period such cancellations occur.

As of March 31, 2009, there were approximately 4,054,000 shares reserved for future grants under the 2006 Plan. We expect to continue granting new equity awards from the reserved shares under the 2006 Plan.

The following table summarizes the stock-based compensation expense recognized during the three months ended March 31, 2008 and 2009 (in thousands):

	Three Months Ended March 31,
	2008	2009
Stock Options	$1,343	$134
Restricted Stock Unit Awards	1,299	1,254

	$2,642	$1,388

The stock-based compensation expense impacted our results of operations for the three months ended March 31, 2008 and 2009 as follows (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2008	2009
Cost of Revenue	$143	$141
Research and Development	310	258
Selling and Marketing	874	724
General and Administrative	1,315	265

Total Stock-Based Compensation Expense	2,642	1,388
Deferred Income Tax Benefit	(731)	(288)

Total Stock-Based Compensation Expense After Taxes	$1,911	$1,100

Effect on Basic and Diluted Earnings per Share	$0.04	$0.02

During the three months ended March 31, 2009, we recorded forfeiture credits totaling $1,137,000 related primarily to terminated executives.

Stock Options

Stock options for a fixed number of shares are granted to key employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. Options are exercisable up to ten years from the date of grant, and generally vest ratably in four annual installments for employees and on the first anniversary following the grant date for non-employee directors, but may be accelerated in certain events related to changes in control of MSC. Similarly, our Compensation Committee has discretion, subject to certain limits, to modify the terms of outstanding options.

We use the Black-Scholes option-pricing model to determine the fair value of stock options under SFAS 123(R). The Black-Scholes option-pricing model incorporates various highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for stock options is estimated by historical stock price volatility over the estimated expected term of our share-based awards. The expected term of all stock options was estimated using the “simplified” method as allowed under SAB 107 due to the lack of sufficient historical exercise data for options granted since September 2006, when our common stock began trading on NASDAQ.

The assumptions used to estimate the fair value of stock options granted for the three months ended March 31, 2008 and 2009 are as follows:

	Three Months Ended March 31,
	2008	2009
Dividend Yield	0.0%	0.0%
Expected Volatility	48.0%	48.0%
Risk-Free Interest Rate	3.3%	2.2%
Expected Term	6.1 Years	6.2 Years

The following table summarizes option activity during the three months ended March 31, 2009 (dollar amounts in thousands, except option prices):

	Number of Options	Option Price Per Share			Weighted- Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,572,994	$0.10	to	$19.95	$12.35	6.2 Years	$316

Granted	931,328	$4.46	to	$6.76	$4.59
Exercised	(800)	$5.56	to	$5.56	$5.56
Forfeited	(353,545)	$4.46	to	$15.54	$14.43
Expired	(110,260)	$4.68	to	$18.10	$13.02

Outstanding at March 31, 2009	5,039,717	$0.10	to	$19.95	$10.76	6.6 Years	$1,185

Exercisable at March 31, 2009	2,941,203	$0.10	to	$19.95	$11.75	5.0 Years	$154

The weighted-average fair value of options granted during the three months ended March 31, 2008 and 2009 was $6.45 and $2.23, respectively. The aggregate intrinsic value of options outstanding at March 31, 2008 and 2009 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 3,092,000 shares and 1,015,000 shares that had exercise prices lower than $12.99 and $5.64, the market price of the our common stock at March 31, 2008 and 2009, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2009 was $291,000 and zero, respectively, determined as of the date of exercise.

As of March 31, 2009, the number of options outstanding and exercisable under the 2006 Plan, as well as under predecessor plans, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$ 0.10 to $ 0.15	14,186	$0.10	2.3	14,186	$0.10	2.3
$ 4.46 to $ 6.69	1,060,899	$4.64	8.7	170,791	$5.39	1.9
$ 6.70 to $10.05	1,024,288	$8.88	4.7	974,288	$8.99	4.4
$10.06 to $15.09	2,605,719	$13.18	6.7	1,495,438	$13.32	5.6
$15.10 to $22.65	334,625	$17.50	5.7	286,500	$17.35	5.5

Total	5,039,717	$10.76	6.6	2,941,203	$11.75	5.0

The number of options vested or expected to vest at March 31, 2009 was 4,867,000 shares. These options had a weighted average exercise price of $10.86, a weighted-average remaining contractual life of 6.5 years and an aggregate intrinsic value of $1,066,000.

As of March 31, 2009, total unamortized stock-based compensation cost related to unvested stock options was $8,415,000, with a weighted-average recognition period of 2.5 years.

Restricted Stock Units and Performance Stock Units

We grant time-based and performance-based restricted stock units to selected employees pursuant to the 2006 Plan. The time-based restricted stock units vest ratably over the requisite service periods. The performance-based restricted stock units vest equally over the requisite service periods upon achievement of specified performance criteria established by our Compensation Committee of the Board of Directors. The award agreements for restricted stock units generally provide that vesting will be accelerated in certain events related to changes in control of MSC. Total compensation cost for these awards are based on the fair market value of our common stock at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the annual performance criteria.

The fair value of restricted stock and restricted stock unit awards was determined based on our stock price as of the measurement date, which is the date of grant. As of March 31, 2009, there was $7,465,000 of unamortized compensation cost related to the restricted stock unit awards, which is expected to be recognized over a weighted-average period of 0.8 years.

The following table presents a summary of restricted stock unit activity for the three months ended March 31, 2009:

	Restricted Stock Unit Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2008	1,228,457	$13.84
Granted	781,101	$4.66
Vested	(230,590)	$13.17
Forfeited	(448,553)	$14.05

Nonvested as of March 31, 2009	1,330,415	$8.50

Shares issued upon exercise of stock option and upon vesting of stock-based equity awards may be either from authorized but unissued shares or shares of treasury stock acquired in the open market.

NOTE 6 – PENSION PLANS

We have four defined benefit plans covering substantially all of our full-time employees in Japan, Korea, Taiwan and certain employees in Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German defined benefit plan is an unfunded plan, whereby the plan’s obligations to participants will be funded by an insurance contract owned by MSC with a contract value of $4,286,000 and $4,336,000 as of December 31, 2008 and March 31, 2009, respectively.

The components of net periodic benefit cost related to these pension plans and recognized during the three months ended March 31, 2008 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Service Cost	$215	$183
Interest Cost	104	98
Expected Return on Plan Assets	(3)	(4)
Amortization of Net Gain	(4)	(8)
Amortization of Transition Asset	1	1

Net Periodic Benefit Cost	$313	$270

The amortization of the transition asset and net (gain) loss has been included in other comprehensive income (loss), net of tax, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

Our pension liabilities are reported in the consolidated balance sheets as follows (in thousands):

	December 31, 2008	March 31, 2009
Other Current Liabilities	$44	$34
Other Long-Term Liabilities	7,007	6,361

	$7,051	$6,395

For the three months ended March 31, 2008 and 2009, contributions totaling $144,000 and $149,000, respectively, were made to the plans. We anticipate that contributions totaling approximately $622,000 will be made to our pension plans during 2009.

NOTE 7 – RESTRUCTURING RESERVE

2008 Plan

In June 2008, we initiated a cost reduction program that includes workforce reductions, significant reductions in contracted services primarily impacting information technology and product development activities and reorganizations of various departments. When completed, the workforce reductions are expected to impact approximately 11% of our workforce throughout various departments and are projected to result in one-time termination benefits totaling approximately $2,800,000, of which we recognized approximately $2,000,000 during the year ended December 31, 2008. During the three months ended March 31, 2009, we recognized additional one-time termination benefits totaling $308,000. We expect the remaining termination benefits of approximately $500,000 will be incurred and paid in 2009.

2007 Plan

In January 2007, we implemented a cost reduction program that included a 7% reduction of our workforce, and facility closings and consolidations in the United States. The cost reduction program was deemed necessary to better align global operating costs with our new enterprise sales strategy in an effort to improve operating profit.

During the three months ended March 31, 2008, we recorded restructuring charges of $389,000 related to sublease income that was not recognized during the period and reversed $250,000 of the restructuring reserve related to the vacated facilities after an evaluation of the remaining liabilities at March 31, 2008. During the three months ended March 31, 2009, we reversed an additional $750,000 of the restructuring reserve related to the vacated facilities after an evaluation of the remaining liabilities at March 31, 2009 and recorded additional restructuring charges of $298,000 related to sublease income that was not recognized during the period.

Similar charges related to sublease income will be recorded in future periods to the extent we do not enter into sublease arrangements. On a quarterly basis, we will review critical assumptions used and assess the adequacy of the remaining liabilities, which may result in adjustments to established reserves.

The following is the activity in the restructuring reserve during the three months ended March 31, 2009:

	2007 Plan	2008 Plan	Total
	Facilities	Workforce Reductions	Restructuring Reserve
Balance at December 31, 2008	$2,976	$737	$3,713
Restructuring Charges, net of Adjustments	(750)	308	(442)
Sublease Income	298	—	298
Cash Payments	(477)	(782)	(1,259)
Effects from Changes in Foreign Currency Rates	(21)	(4)	(25)

Balance at March 31, 2009	$2,026	$259	$2,285

Current	$716	$259	$975
Long-Term	$1,310	$—	$1,310

The current portion of the reserve is reported separately while the long-term portion of the reserve is reported in other long-term liabilities in the consolidated balance sheet. Such long-term liabilities represent contractual lease obligations extending through 2013.

NOTE 8 – INCOME TAXES

We are subject to income tax in the multiple jurisdictions in which we operate. Accordingly, our consolidated tax expense (benefit) includes provisions for federal, state, and foreign income taxes. The relative proportions of our consolidated pre-tax income attributable to those jurisdictions, along with the applicable jurisdictional tax rate applied to the attributed income, determines our effective tax rate.

Principal differences between our recorded provision or benefit for income taxes and the amount determined by applying the U.S. federal statutory rate of 35% to pre-tax income or loss pertain to the effects of taxes associated with foreign operations, state taxes, changes in estimates from prior years, non-deductible compensation, and the recognition of uncertain tax benefits. Depending on the levels of consolidated pre-tax income or losses, the effects from the above can have a significant impact on our effective tax rate.

During the three months ended March 31, 2008, we recorded a tax benefit of $1,573,000, which represented an effective tax rate of 42%. During the three months ended March 31, 2009, we recorded a tax provision of $236,000, which represented an effective tax rate of 62%.

Except in instances when we liquidate or otherwise wind down insignificant foreign subsidiaries, we do not provide taxes for undistributed earnings of our foreign subsidiaries because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide taxes on such excess amount.

We utilize the asset and liability method of accounting for income taxes, which requires us to make certain estimates and judgments in determining our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax exposure under the most recent tax laws and assessing temporary differences in the timing of recognition of revenue and expense for tax and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At March 31, 2009, we had a valuation allowance of $21,493,000 against our U.S. federal and certain state deferred tax assets, and $1,420,000 against certain of our foreign deferred tax assets. If and when we release the valuation allowance, the entire amount released will reduce income tax expense.

We recognize all or a portion of the financial statement benefit of an uncertain income tax position only if and when the position, based solely on its technical merits and on all relevant information as of the reporting date, would have a greater than 50% probability of being sustained were the relevant taxing authority to audit the applicable tax return(s). If a tax position meets the threshold, then we will evaluate the benefits it would recognize at increasing levels of cumulative probabilities, and will record the largest amount of benefit that would have a greater than 50% probability of being sustained on audit (including resolution of any related appeals or litigation). We recognize no benefit of an uncertain tax position that fails to meet the greater than 50% probability threshold.

At March 31, 2009, we had unrecognized tax benefits of $12,710,000, of which $12,666,000, if recognized, would reduce the annual effective tax rate.

During the three months ended March 31, 2009, we increased liabilities for interest of $34,000, and decreased liabilities for potential penalties of $108,000 related to unrecognized tax benefits. At March 31, 2009, we had a recorded liability for interest and potential penalties of $444,000 and $377,000, respectively.

We believe $1,317,000 of unrecognized tax benefits will likely be recognized in the next 12 months due to the expiration of the limitations period for deficiency assessments related to foreign tax matters.

We are subject to income taxation in the U.S., various states, and foreign countries, the most material of which are Germany and Japan. Tax returns filed in Japan after 2005 are subject to audit, and tax returns filed in Germany after 2003 are also subject to audit. The tax returns of our German subsidiary for the years ended December 31, 2004, 2005 and 2006 are under audit. The audit has not progressed to a point at which the tax authority has raised any material issues. The tax returns of our Japanese subsidiary for the year ended December 31, 2006 and 2007 are under audit. The principal issue involved in the audit is transfer pricing. The Japanese tax authority has asserted that the transfer pricing method between the U.S. parent company and its Japanese subsidiary attributed too little income to Japan. We have evaluated the position of the Japanese tax authority and believe our transfer pricing is supported by reliance on objective benchmarking against third party comparable results. As of March 31, 2009, we believe we have adequately reserved for the tax effects of any adjustments expected from these audits.

NOTE 9 – SEGMENT INFORMATION

Our international operations consist primarily of foreign sales offices licensing and distributing our software products developed in the United States and selling related services provided locally. Revenue is attributed to the country in which the customer is located. For the three months ended March 31, 2008 and 2009, no single customer accounted for 10% or more of total revenue.

The following tables summarize by geographic location consolidated revenue of our operations for the three months ended March 31, 2008 and 2009 and identifiable assets at December 31, 2008 and March 31, 2009 (in thousands):

	Three Months Ended March 31,
	2008	2009
Revenue:
The Americas (1)	$18,549	$16,862
EMEA	23,550	18,286
Asia (2)	19,111	18,467

Total Revenue	$61,210	$53,615

	December 31, 2008	March 31, 2009
Identifiable Assets:
The Americas (1)	$327,204	320,591
EMEA	62,944	64,267
Asia (2)	54,795	52,162

Total Identifiable Assets	$444,943	$437,020

(1)	Substantially the United States.

(2)	Substantially Japan.

The net assets of our foreign subsidiaries totaled $45,087,000 and $46,526,000 as of December 31, 2008 and March 31, 2009, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $4,627,000 and $4,041,000 as of December 31, 2008 and March 31, 2009, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2009
Net Income (Loss)	$(2,206)	$147

Weighted-Average Common Shares Outstanding	44,752	45,411
Diluted Effect of Employee Stock Options and Restricted Stock Units	—	61

Diluted Weighted-Average Common Shares Outstanding	44,752	45,472

Basic and Diluted Earnings (Loss) Per Share	$(0.05)	$—

Options to purchase 3,462,000 shares and 4,902,000 shares of the our common stock as of March 2008 and 2009, respectively, were not included in the computation of diluted earnings (loss) per share as the exercise prices of the options were greater than the weighted-average market price of $12.86 and $5.62 of the common stock for each respective period; as a result, the effect on earnings per share would be anti-dilutive.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements“, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis pursuant to FSP 157-2. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and March 31, 2009 are summarized below (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2008
Financial Assets:
Marketable Equity Securities Held in Supplemental Retirement Plan	$1,341	$741	$—	$600
Marketable Equity Securities Held in Life Insurance Contracts	$338	$338	$—	$—
At March 31, 2009
Financial Assets:
Marketable Equity Securities Held in Supplemental Retirement Plan	$1,368	$770	$—	$598
Marketable Equity Securities Held in Life Insurance Contracts	$334	$334	$—	$—

The changes in fair values of the recurring financial assets and liabilities measured using Level 3 inputs during the three months ended March 31, 2009 are as follows (in thousands):

Marketable Equity Securities - Supplemental Retirement Plan
Balance at December 31, 2008	$600
Total Realized and Unrealized Gains or Losses
Included in Earnings or Changes in Net Assets	—
Currency Translation Included in Other Comprehensive Income	(37)
Purchases, Issuances and Settlements	35
Transfer In and / or Out of Level 3	—

Balance at March 31, 2009	$598

NOTE 12 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are subject to and have initiated various claims and legal proceedings that arise in the ordinary course of our business. We are vigorously defending claims brought against us, and believe that we have adequately reserved for potential costs that may result from these matters, which are not considered material at March 31, 2009. Further, we are vigorously prosecuting actions brought by us. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on our financial condition or results of operations.

We are periodically audited by various taxing authorities in the United States of America and in other countries in which we do business. In August 2008, we were notified by tax auditors in Germany that we may not have withheld and remitted approximately $550,000 of VAT on sales to certain customers during the years 2004 through 2006. We have evaluated the merits of the tax authority’s position and believe we have adequately reserved for any payment that may result from this matter, which was not considered material to our financial position at March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

The following discussion and analysis is intended to help the reader understand the results of operations and financial condition of MSC. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

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

We operate in three geographic regions, the Americas, EMEA and Asia, and manage our businesses in each region based on software licensed and services provided to our customers. These regions operate similarly with respect to industries, customer base and sales channels, but each has unique challenges and opportunities. Although our consolidated results are reported in United States dollars, our foreign regions conduct their transactions in local currency. As a result, our consolidated results of operations may be significantly impacted by changes in foreign currency exchange rates.

The following table shows the changes in the reporting currencies of our EMEA and Asia regions from which we derive a significant portion of our revenue:

	Three Months Ended March 31,
Average Exchange Rate to US $1	2008	2009	% Change
EMEA - Euro	0.6685	0.7659	(15%)
Asia - Japanese Yen	105.4606	93.4715	11%

Business Environment

The global economy continues to be adversely affected by weak credit markets, slower economic activity, unprecedented volatility, volatile energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, which we believe have caused U.S. and foreign businesses to slow spending on our products and services during the first three months of 2009. This is especially true with respect to our automotive customers, which constitute a substantial source of revenue for us.

During this period of economic uncertainty, and as part of our ongoing commitment to align our workforce and business processes to our sales strategies, we have and will continue to make changes to our cost structures and processes in an effort to improve results and efficiencies. In 2008, our management announced a new cost reduction initiative that included: (i) reductions in contracted services primarily impacting information technology and product development activities, (ii) workforce reductions, and (iii) reorganizations of various departments, which we believe has resulted in substantial cost savings during the three months ended

March 31, 2009. The workforce reductions were expected to impact approximately 11% of our employees within various departments and will result in estimated severance related payments totaling approximately $2.8 million, of which we recognized $2.0 million in 2008. During the three months ended March 31, 2009 we recognized an additional $0.3 million of such costs, and expect to recognize the remaining costs of approximately $0.5 million by December 31, 2009. At March 31, 2009, we had 990 employees compared to 1,006 at December 31, 2008 and 1,110 at March 31, 2008.

In addition, our new interim CEO is engaged in a review of our organizational structure, product portfolio and roadmap and sales and marketing execution to assess our strengths and weaknesses and to consider long-term strategies. We continue to believe in our longer-term market opportunities and the underlying demand drivers in our target markets, which include price and functionality of software products and solutions that will improve customers’ cycle time and overall costs of product design, development and manufacturing. As a result, we intend to manage our business by prioritizing spending on key sales, marketing, product and technology initiatives that we believe will strategically position us when we emerge from this challenging period. Specifically, we are focused on customer and market-driven sales strategies and ongoing development related to improving user interfaces and integration with our engineering analysis product suite. We believe these initiatives will allow us to effectively compete during these challenging economic times and position us to gain market share as economic conditions improve.

Financial Overview

Total revenue for the three months ended March 31, 2009 decreased 12% to $53.6 million when compared to $61.2 million for the same period in 2008. Changes in foreign currency rates unfavorably impacted 2009 revenue by $0.6 million. Total operating expenses for the three months ended March 31, 2009 decreased 23% to $41.6 million compared to $53.7 million for the same period in 2008 primarily due to a 10% reduction in average headcount, lower incentive and stock-based compensation expenses attributable to weak sales and operating performance, and lower contracted and professional services and travel expenses, all due in part to the 2008 restructuring plan. Total operating expenses for the 2009 period included a favorable impact from changes in foreign currency rates totaling $0.6 million.

Net cash used in operations during the first three months of 2009 was $1.7 million compared to net cash provided by operations of $16.0 million for the same period in 2008. The decrease of $17.7 million was due to lower cash generated from changes in operating assets and liabilities equal to $20.9 million, offset by higher cash earnings equal to $3.2 million. The impact on cash flow from changes in operating assets and liabilities was primarily associated with changes in accounts receivables and deferred revenue totaling $19.7 million resulting from lower license bookings attributable to the economic downturn. Our cash and cash equivalents decreased 2% to $149.1 million at March 31, 2009 when compared to $152.6 million at December 31, 2008. Total deferred revenue at March 31, 2009 was $75.5 million compared to $75.8 million at December 31, 2008.

Economic Uncertainty

We continue to assess what impact the ongoing financial market disruptions and resulting economic weakness and uncertainty may have on our results of operations, financial condition and cash flows in the foreseeable future. We do not believe these disruptions will directly affect our liquidity over the next twelve months as it relates to our investments and access to credit markets. However, we believe that our future financial results could be significantly affected by the impact these disruptions and uncertainties have on certain key industries and customers we serve, particularly those customers with large capital budgets that require access to credit markets or are vulnerable to any downturns in their business caused by these market disruptions and related economic uncertainties.

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

In addition, such downturn would require us to evaluate our operations that may lead to various changes to our business operations and related processes, curtailment of product development and/or changes to our business model. Such decisions may result in additional expenses or may impact our ability to effectively compete in our market.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowance for doubtful accounts, income taxes, valuation of goodwill, other intangibles and long-lived assets, contingencies and litigation, restructuring charges and incentive compensation have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2009 as compared to the critical accounting policies described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extend the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for financial statement issued for fiscal year and interim periods commencing June 15, 2009 and will be applied on a prospective basis. FSP FAS 107-1 and APB 28-1 are not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. We do not expect the adoption of FSP FAS 157-4 to have a significant impact on our consolidated financial statements.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations (amounts in thousands).

	Three Months Ended March 31,
	2008	% of Revenue	2009	% of Revenue
Revenue:
Software	$21,959	36%	$17,383	32%
Maintenance	33,029	54%	31,006	58%
Services	6,222	10%	5,226	10%

Total Revenue	61,210	100%	53,615	100%

Cost of Revenue:
Software	2,463	4%	2,298	4%
Maintenance and Services	9,572	16%	8,249	16%

Total Cost of Revenue	12,035	20%	10,547	20%

Gross Profit	49,175	80%	43,068	80%

Operating Expenses:
Research and Development	14,366	23%	11,563	22%
Selling and Marketing	23,644	39%	16,818	31%
General and Administrative	15,186	25%	13,057	24%
Amortization of Intangibles	336	1%	294	1%
Restructuring (Credit) Charges	139	0%	(144)	0%

Total Operating Expenses	53,671	88%	41,588	78%

Operating Income (Loss)	(4,496)	(8%)	1,480	2%

Other (Income) Expense:
Interest Expense	278	1%	65	0%
Other (Income) Expense, net	(995)	(2%)	1,032	2%

Total Other (Income) Expense, net	(717)	(1%)	1,097	2%

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	(3,779)	(7%)	383	0%
Provision (Benefit) For Income Taxes	(1,573)	(3%)	236	0%

Net Income (Loss)	$(2,206)	(4%)	$147	0%

Revenue

Revenue Background

We generate our revenue from the sale of software licenses, maintenance, consulting and training services. The timing and amount of revenue recognized from software licenses, maintenance and services agreements vary, particularly as recognized as part of a multi-element arrangement. We recognize (i) revenue on a paid-up software license generally in the period in which the license is delivered, and on a lease, ratably over the license term, (ii) maintenance revenue, generated either as an element of a software license or by a separate renewal agreement, ratably over the maintenance period (normally one year), and (iii) services revenue, generated primarily from consulting and training agreements when services are performed.

Due to the cyclical nature of new product releases and spending by larger global accounts, our revenue is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or reseller represented more than 10% of total revenue during the periods presented.

Our software is used in critical design applications by OEMs and their key suppliers in many industries, primarily automotive and aerospace. We have long-term relationships with these customers who rely on our software support services on an ongoing basis, which results in high maintenance renewal rates. As a result of the transition to sell enterprise software products, our license revenues have declined as a percentage of total revenues. Accordingly, maintenance fees have been, and we believe will continue to be, our largest source of revenue in the near term. For the three months ended March 31, 2008 and 2009, maintenance revenue represented 54% and 58% of total revenue, respectively.

Total Revenue

Total revenue for the three months ended March 31, 2009 decreased 12% compared to the same period in 2008 primarily due to the global economic downturn discussed above and its impact on our key customers in the automotive and aerospace industries. Changes in foreign currency rates unfavorably impacted revenue by $0.6 million. Excluding the effect of changes in foreign currency rates, total revenue decreased 11% for the three months ended March 31, 2009.

Total deferred revenue at March 31, 2009 was $75.5 million compared to $75.8 million at December 31, 2008.

Software Revenue

Software revenue for the three months ended March 31, 2009 decreased 21% compared to the same period in 2008. The decrease was attributable to lower revenue from sales of our engineering and MD products, partially offset by higher revenue recognized from sales of enterprise solutions, including enterprise advantage license units. We believe this broad decline is due to our key customers carefully reevaluating all levels of expenditures during these times of economic weakness and uncertainty. During the three months ended March 31, 2009, revenue from sales of enterprise and MD solutions represented approximately 37% of total software revenue, compared to 28% for the same period in 2008. During the three months ended March 31, 2009, changes in foreign currency rates unfavorably impacted software revenue by $0.1 million. Excluding the effects of changes in foreign currency rates, software revenue decreased 20% to $17.5 million for the three months ended March 31, 2009. During the three months ended March 31, 2009 total deferred software revenue decreased $2.2 million to $15.9 million.

Maintenance Revenue

Maintenance revenue for the three months ended March 31, 2009 decreased 6% compared to the same period in 2008. During the three months ended March 31, 2009, changes in foreign currency rates unfavorably impacted maintenance revenue by $0.3 million. Excluding the effect from changes in foreign currency rates during 2009, maintenance revenue decreased 5% to $31.3 million for the three months ended March 31, 2009 compared to the same period in 2008. In addition, the 2008 period included $2.4 million of revenue recognized upon customers’ reinstatement of previously expired maintenance compared to $0.9 million for the same period in 2009. During the three months ended March 31, 2009 total deferred maintenance revenue increased $2.3 million to $57.9 million.

Services Revenue

Services revenue for the three months ended March 31, 2009 decreased 16%, compared to the same period in 2008. The decrease was attributable to lower process, implementation and post-deployment support services. During the three months ended March 31, 2009, changes in foreign currency rates unfavorably impacted services revenue by $0.1 million. Excluding these effects from changes in foreign currency rates during 2009, services revenue decreased 14% to $5.3 million for the three months ended March 31. During the three months ended March 31, 2009 total deferred services revenue decreased $0.4 million to $1.7 million.

Revenue by Geography by Type

The following table sets forth the revenue in each of the three geographic regions in which we operate for the three months ended March 31, 2008 and 2009 (amounts in thousands):

	Three Months Ended March 31,
	2008	2009	Change	% Change
Total Revenue:
Americas
Software	$5,622	$5,239	$(383)	(7%	)
Maintenance	11,111	10,340	(771)	(7%	)
Services	1,816	1,283	(533)	(29%	)

Sub-total	18,549	16,862	(1,687)	(9%	)

EMEA
Software	8,370	5,758	(2,612)	(31%	)
Maintenance	12,683	10,379	(2,304)	(18%	)
Services	2,497	2,149	(348)	(14%	)

Sub-total	23,550	18,286	(5,264)	(22%	)

Asia
Software	7,966	6,385	(1,581)	(20%	)
Maintenance	9,235	10,287	1,052	11%
Services	1,910	1,795	(115)	(6%	)

Sub-total	19,111	18,467	(644)	(3%	)

Total Revenue	$61,210	$53,615	$(7,595)	(12%	)

% Revenue by Geography:
Americas	30%	32%
EMEA	39%	34%
Asia	31%	34%

We believe that international revenue will continue to comprise a majority of our total net revenue. Economic weakness in any of the countries that contributes a significant portion of our revenue could have an adverse effect on our business in those countries. Changes in the value of the U.S. dollar relative to our primary foreign currencies—the Euro and Japanese Yen—could significantly affect our future financial results for a given period.

Americas

Total revenue in the Americas for the three months ended March 31, 2009 decreased 9% compared to the same period in 2008 due to decreased sales to key customers in the aerospace and automotive industries. Software revenue decreased during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to lower revenue recognized from sales activity within the aerospace and manufacturing industries caused by the economic slowdown. Maintenance revenue decreased primarily due to lower amounts of reinstatement revenue being recognized in 2009 compared to 2008. In 2009, revenue from the reinstatement of maintenance totaled $0.2 million compared to $1.5 million in 2008. Services revenue decreased due to lower revenue recognized from post-deployment and process consulting projects, and training, due to the decline in software sales.

EMEA

Total revenue in EMEA for the three months ended March 31, 2009 decreased 22% compared to the same period in 2008 primarily due to an unfavorable impact from changes in foreign currency rates totaling $2.7 million. In constant dollars, total revenue decreased 11%. Software revenue decreased 31% primarily due to lower sales to key customers in the automotive industry, partially offset by increased sales to key customers in the aerospace industry. In addition, software revenue for the three months ended March 31, 2009 was unfavorably impacted from changes of foreign currency rates totaling $0.8 million. Maintenance revenue decreased 18% due to an unfavorable impact from changes in foreign currency rates totaling $1.5 million. Services revenue decreased 14% due to unfavorable change in foreign currency rates totaling $0.3 million.

Asia

Total revenue in Asia for the three months ended March 31, 2009 decreased 3% compared to the same period in 2008 despite favorable changes in foreign currency rates totaling $2.1 million. In constant dollars, total revenue decreased 14%. Software revenue decreased 20% despite favorable changes in foreign currency rates totaling $0.7 million. In constant dollars, software revenue decreased 29% due to lower revenue generated from sales of engineering products to key Japanese and Korean customers in the automotive and electronics industries, which have been adversely effected by the global economic slowdown. Maintenance revenue increased 11% due to favorable changes in foreign currency rates totaling $1.2 million.

Costs and Expenses

A significant amount of our costs and expenses are considered fixed and do not vary based upon revenue levels. Our most significant fixed expenses include compensation, benefits and facilities, all of which are difficult to reduce quickly should our revenue levels not meet expectations. In 2007 and 2008, we initiated two separate restructuring plans designed to rationalize our costs and align our operations with our new enterprise products transition strategy that included (i) reductions in contracted services primarily impacting information technology and product development activities, (ii) closing and/or consolidation of facilities, (iii) workforce reductions, and (iv) reorganizations of various departments.

We allocate facility expenses among our income statement categories based on headcount. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

In all the costs and expenses discussed below, the compensation and benefit costs for the three months ended March 31, 2009 reflect the impact from the headcount reductions resulting from the cost reduction initiative implemented in 2008, coupled with a salary freeze and the suspension of bonus accruals in 2009.

Cost of Revenue

Cost of Software Revenue

Cost of software revenue consists primarily of amortization of developed technology, third-party licenses and royalties for technology resold, embedded in or licensed with our software products, and other direct product costs, including those costs associated with software delivery, product packaging and documentation materials. As a percentage of software revenue, cost of software revenue for the 2008 and 2009 periods was approximately 11% and 13% respectively, and we expect such percentage to be stable in the near term.

Cost of Maintenance and Services Revenue

Cost of maintenance and services revenue consists primarily of personnel, outside consultancy costs and other direct costs required to provide post sales support, consulting and training services.

The following table sets forth major components of our cost of maintenance and services revenue in total dollars and the amounts expressed as a percentage of maintenance and services revenue for the three months ended March 31, 2008 and 2009.

Amounts in thousands	2008	% of Related Revenue	2009	% of Related Revenue	% Change 2009 vs 2008
Compensation and related benefits, contracted services and other direct costs	$7,628	19%	$6,768	19%	(11%	)
Facilities and related costs	1,042	2%	998	3%	(4%	)
Travel and entertainment	323	1%	151	0%	(53%	)
Incentive and stock-based compensation	243	1%	64	0%	(74%	)
Various individually insignificant items	336	1%	268	1%	(20%	)

Total	$9,572	24%	$8,249	23%	(14%	)

Average Headcount	206		196		(5%	)

As a percentage of maintenance and services revenue, cost of maintenance and services revenue for the three months ended March 31, 2008 and 2009 were comparable.

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

The following table sets forth major components of research and development expenses in total dollars and the amounts expressed as a percentage of total revenue for the three months ended March 31, 2008 and 2009.

Amounts in thousands	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008
Compensation and related benefits associated with headcount	$9,110	15%	$8,506	16%	(7%	)
Facilities and related costs	2,171	3%	1,975	4%	(9%	)
Contracted services	1,609	3%	701	1%	(56%	)
Incentive and stock-based compensation	832	1%	78	0%	(91%	)
Various individually insignificant items	644	1%	303	1%	(53%	)

Total	$14,366	23%	$11,563	22%	(20%	)

Average Headcount	272		261		(4%	)

Major research and development activities include developing our enterprise and MD solutions strategy, and enhancing the features and functionality of existing engineering tools. The decrease in compensation and contracted services in 2009 reflect the completion of major new releases of our products in June 2008. We expect this trend to continue throughout 2009.

Selling and Marketing

Our selling and marketing expenses consist primarily of salaries and benefits, sales commissions, facility costs (including depreciation and amortization), travel and entertainment, incentive compensation, product marketing and promotional materials, trade shows and customer conferences and professional services.

The following table sets forth major components of selling and marketing expenses in total dollars and the amounts expressed as a percentage of total revenue for the three months ended March 31, 2008 and 2009.

Amounts in thousands	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008
Compensation and related benefits associated with headcount	$12,684	21%	$10,133	19%	(20%	)
Incentive and stock-based compensation	3,718	6%	1,962	4%	(47%	)
Facilities and related costs	1,828	3%	1,441	3%	(21%	)
Travel and entertainment	1,779	3%	1,037	2%	(42%	)
Third party commissions	1,438	2%	830	1%	(42%	)
Various individually insignificant items	2,197	4%	1,415	2%	(36%	)

Total	$23,644	39%	$16,818	31%	(29%	)

Average Headcount	388		326		(16%	)

Incentive and stock-based compensation decreased due primarily to lower sales commission expense of $1.4 million as the result of lower software revenue and changes to our commission plans.

General and Administrative

Our general and administrative expenses consist primarily of salaries, benefits and incentive compensation, facility costs (including depreciation and amortization), outside consulting and other professional services and travel and entertainment.

The following table sets forth major components of general and administrative expenses in total dollars and the amounts expressed as a percentage of total revenue for the three months ended March 31, 2008 and 2009.

Amounts in thousands	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008
Compensation and related benefits associated with headcount	$5,471	9%	$6,217	12%	14%
Professional services	3,836	6%	3,415	6%	(11%	)
Facilities and related costs	2,066	3%	1,977	4%	(4%	)
Incentive and stock-based compensation	1,665	3%	171	0%	(90%	)
Communications	469	1%	361	1%	(23%	)
Travel and entertainment	388	1%	178	0%	(54%	)
Software licenses	373	1%	244	0%	(35%	)
Bad debt expense	217	0%	358	1%	65%
Various individually insignificant items	701	1%	136	0%	(81%	)

Total	$15,186	25%	$13,057	24%	(14%	)

Average Headcount	244		213		(13%	)

The increase in compensation and related benefits during the three months ended March 31, 2009 is attributable to severance for three terminated executives totaling $1.3 million. The decreases in incentive and stock-based compensation expense for the three months ended March 31, 2009 reflects a reversal of previously recorded compensation cost totaling $1.1 million related to cancelled unvested equity awards of the terminated executives.

Amortization of Intangible Assets

The following table sets forth the amortization of intangible assets in total dollars and the amounts expressed as a percentage of total revenue for the three months ended March 31, 2008 and 2009.

Amounts in thousands	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008
Total	$336	1%	$294	1%	(13%	)

Restructuring Charges (Credit)

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

The following table sets forth restructuring charges (credit) in total dollars and the amounts expressed as a percentage of total revenue for the three months ended March 31, 2008 and 2009.

Amounts in thousands	2008	% of Total Revenue	2009	% of Total Revenue
Total	$139	0%	$(144)	0%

The three months ended March 31, 2008 and 2009 included charges related to unrecognized sublease income totaling $0.4 million and $0.3 million, respectively, associated with vacated facilities under the 2007 restructuring plan. In addition, during the three months ended March 31, 2008 and 2009, we reversed $0.2 million and $0.7 million, respectively, of the restructuring reserve related to the vacated facilities after an assessment of the remaining liabilities.

The three months ended March 31, 2009 included $0.3 million of severance for terminated employees under the 2008 restructuring plan. When completed, the workforce reductions under the 2008 plan will impact approximately 11% of our workforce throughout various departments and is projected to result in one-time termination benefits totaling approximately $2.8 million, of which we have recognized approximately $2.3 million through March 31, 2009. The remaining estimated termination benefits of $0.5 million are expected to be recognized and paid during the remainder of 2009.

Non-Operating Income and Expenses

Interest and Other (Income) Expense, Net

The following table sets forth major components of interest and other (income) expense, net in total dollars and the amounts expressed as a percentage of total revenue for the three months ended March 31, 2008 and 2009.

Amounts in thousands	2008	% of Total Revenue		2009	% of Total Revenue	% Change 2009 vs 2008
Interest Expense	$278	1%		$65	0%	(77%	)

Other (Income) Expense, net:
Interest income	(1,072)	(2%	)	(219)	0%	(80%	)
Foreign currency transaction (gains) losses	(120)	0%		1,246	2%	*
Various individually insignificant items	197	0%		5	0%	(97%	)

Total	$(995)	(2%	)	$1,032	2%	*

*	Not Meaningful

Interest expense in 2008 primarily consisted of interest on our long-term debt and the amortization of debt discounts. The decrease in 2009 reflects the impact from the repayment of our remaining outstanding long-term debt in December 2008. Interest income is earned on our cash investments. The decrease in interest income during 2009 reflects the impact of transferring substantially all our cash to investments in lower yield, lower risk securities in the second half of 2008. Foreign currency transaction gains and losses result from the re-measurement of intercompany accounts denominated in the functional currency of the foreign subsidiary. The foreign currency transaction losses recognized in 2009 were attributable to a generally stronger U.S. dollar associated with outstanding intercompany borrowings with our foreign subsidiaries, which are denominated in the subsidiaries’ functional currency.

Provision (Benefit) for Income Taxes

Our effective tax rate on income (loss) from operations for the three months ended March 31, 2008 and 2009 was 42% and 62%, respectively, which is determined based on an estimate of our pre-tax income and the related income tax expense in each jurisdiction after an assessment of significant unusual or discrete items. To the extent these estimates change during the year, the effective rate for a given year-to-date period will be adjusted, with the impact of such changes reflected in the current quarter.

Principal differences between our recorded provision or benefit for income taxes and the amount determined by applying the U.S. federal statutory rate of 35% to pre-tax income or losses pertain to the effects of taxes associated with foreign operations, state taxes, changes in estimates from prior years, non-deductible compensation, changes in valuation allowances established for deferred tax assets, tax credits and the recognition of uncertain tax benefits. Depending on the levels of consolidated pre-tax income or loss, the effects from the above can have a significant impact on our effective tax rate.

In addition, our evaluation of the effective tax rate requires us to estimate our current tax exposure under the most recent tax laws and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

In 2008, we determined that it was “more likely than not” that we will not realize the benefit of the all of our federal U.S. and certain of our state deferred tax assets and certain of our foreign deferred tax assets existing as of December 31, 2008. As a result, we recorded a valuation allowance totaling $22.9 million. The valuation allowance was determined after considering all available evidence, both positive and negative, including recent taxable losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Should there be a change in factors and the assessment of our ability to recover any deferred tax assets, changes to valuation allowances may result which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

As of March 31, 2009, our principal sources of liquidity included cash and cash equivalents of $149.1 million. We believe that cash on hand and cash generated from operations will provide sufficient funds for normal working capital needs and operating resource expenditures over the next twelve months. Our ability to generate cash flows from operations in future periods will largely depend on our ability to increase the sales of new software licenses while increasing existing cash flows through strong maintenance contract renewals, and effective cost and cash management. Cash from operations could be affected by various risks and uncertainties, including those resulting from economic uncertainties and disruptions in the financial markets.

Our working capital (current assets minus current liabilities) at March 31, 2009 was $114.0 million compared to $114.2 million at December 31, 2008. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations.

Our primary source of cash is from selling product enhancements and support (maintenance), for which payments are generally received near the beginning of the contract term, which is typically one year in length. We also generate significant cash from new software license sales and, to a lesser extent, services. In addition, we may also receive cash from employees in connection with the exercise of stock options. Our primary uses of cash are payments of employee-related expenses, such as compensation and benefits, as well as operating costs which consist primarily of professional or contracted services, marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our capital expenditures and business acquisitions, and to a lesser extent, to repurchase stock. See further discussion of these items below.

Our cash investments are made according to policies approved by the Board of Directors. At March 31, 2009, approximately 35% of our cash was maintained outside the U.S. and invested primarily in guaranteed deposits with our banks. Within the U.S., our cash is invested primarily in U.S. Treasury securities and money market funds for working capital, which are not subject to any liquidity restrictions.

Cash Flows

The following data summarizes our consolidated statements of cash flows (in thousands).

	Three Months Ended March 31,
	2008	2009
Net Cash Provided By (Used In) Operating Activities	15,962	(1,658)
Net Cash Used In Investing Activities	(2,802)	(237)
Net Cash Provided By (Used In) Financing Activities	1,669	(429)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	403	(1,156)

Net Increase (Decrease) in Cash and Cash Equivalents	$15,232	$(3,480)

Cash Flows from Operating Activities

Cash earnings, which represent net income (loss) adjusted for non-cash items, including depreciation and amortization and stock-based compensation, is a primary component of our operating cash flows. Depreciation and amortization expense related to fixed assets is comparable for the periods presented as the amount and nature of capital expenditures have been relatively constant. We expect to closely monitor future capital expenditures and consequently expect our depreciation and amortization expense to remain stable or decrease slightly in future periods. We believe that our employees are incentivized by stock-based equity awards and expect to continue granting such awards, which will result in future non-cash compensation charges.

Our operating cash flows are also impacted by changes to operating assets and liabilities resulting from the timing of bookings of sales orders, collections on trade accounts receivable, and the timing of payments of accounts payable and other current liabilities relative to the recognition of the related revenue or expense. We closely monitor our trade accounts receivable and actively manage collections from our customers. Our days sales outstanding (computed after deducting deferred revenue remaining in accounts receivables as of March 31, 2009 and December 31, 2008 totaling $27.0 million and $25.6 million, respectively) was 42 days at March 31, 2009 and 33 days at December 31, 2008. This increase was attributable to maintenance renewals occurring later in the first quarter of 2009 than those occurring during the fourth quarter of 2008. The balances of our deferred revenue and trade accounts receivable have and will continue to be impacted by the level and mix of sales bookings. The timing and payment of trade payables and accruals is dependent on the level of expenditures during the year and can vary based upon business activity. Our vendors are paid within the terms of the purchase arrangement and accordingly the balance of trade payables and accruals vary only with the level of goods and services we procure.

Cash flows from operating activities during the three months ended March 31, 2009 decreased by approximately $17.7 million compared to the same period in 2008 due to lower cash generated from changes in operating assets and liabilities equal to $20.9 million, offset by higher cash earnings equal to $3.2 million. The impact on cash flow from changes in operating assets and liabilities was primarily associated with changes in accounts receivables and deferred revenue totaling $19.7 million resulting from lower license bookings attributable to the economic downturn. We did not change our revenue recognition policies or procedures nor did we alter our booking or payment practices from prior years.

Our ability to increase cash generated from operations is impacted by higher sales of new software licenses each year while increasing existing cash flows through strong maintenance contract renewals. This is dependent upon our investment in new products, features and functionalities. Our research and development expenditures during the three months ended March 31, 2009 decreased to $11.6 million compared to $14.4 million in the same period of 2008 due to completion of significant upgrades and new releases of engineering, MD and enterprise solution products in 2008. Due to the short duration between technological feasibility and general availability of the new software to our customers, none of our research and development expenditures are capitalized. We estimate our expenditures for research and development activities in 2009 will total approximately $45 million. We expect to continue to invest a substantial portion of our revenues in the development of our engineering product suite, and MD and enterprise solutions.

Cash Flows from Investing Activities

Our principal investing activities for the three months ended March 31, 2009 included capital expenditures totaling $0.2 million. For the three months ended March 31, 2008 our principal investing activities included our acquisition of Network Analysis, Inc. for $2.3 million and capital expenditures of $0.5 million.

Our capital expenditures generally consist of the purchases of computer equipment and related software used in the development and support of our software products and business processes. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management information systems. In 2009, we expect that our capital expenditures will be no greater than $5.0 million and will be primarily for the purchase of computer equipment and related software used in our development and business processes.

Cash Flows from Financing Activities

Our principal financing activities for the three months ended March 31, 2009 included stock repurchases associated with shares withheld to satisfy employee tax obligations totaling $0.4 million. For the three months ended March 31, 2008, our principal financing activities included stock repurchases associated with shares withheld to satisfy employee tax obligations totaling $1.0 million and proceeds from the exercise of stock options totaling $2.7 million.

We have no debt service obligations as of March 31, 2009. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Contractual Obligations

Our commitments and contractual obligations as of March 31, 2009 did not change significantly since December 31, 2008 and included only those payments made in the ordinary course of business. A summary of our contractual obligations at December 31, 2008 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenue represented 70% and 68 % of our total revenue for the three months ended March 31, 2008 and 2009, respectively. International sales are made mostly from our foreign subsidiaries in Europe and Asia and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the three months ended March 31, 2009, a 5% change in both the Euro and Yen would have impacted our total revenue by approximately $1.8 million and our income from continuing operations by approximately $0.6 million. Since March 31, 2009, there has been significant volatility in the world’s financial markets and forecasts of a global economic recession. A prolonged economic downturn could adversely impact our customers and ultimately reduce our sales. In addition, the U.S. dollar has significantly strengthened against many currencies, including the Euro. This has the effect of decreasing our revenue, expenses and net income when translated into U.S. dollars.

We do not currently hedge any of our foreign currencies.

Interest Rate Risk

We do not have any variable interest rate borrowings and, accordingly, our exposure to market rate risks for changes in interest rates is limited. Refer to Note 11- Fair Value of Financial Instruments in notes to the unaudited condensed consolidated financial statements discussing fair value of financial instruments.

We have not used derivative financial instruments in our investment portfolio. We currently invest our excess cash primarily in U.S. Treasury securities and other high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investment Risk

As of March 31, 2009 we had no investments in marketable equity securities.

Due to the factors stated throughout this document and in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our interim Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2009 and have concluded that these disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item is incorporated herein by reference to Note 12 – Legal Proceedings and Contingencies in notes to the unaudited condensed consolidated financial statements under Item 1 of Part I of this report.

Item 1A.	Risk Factors.

There have been no significant changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We acquired the following shares of equity securities during the three months ended March 31, 2009:

Period	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs	Maximum Number Of Shares Purchasable Under The Program As Of End Of Period
January 1, 2009 through January 31, 2009	—
February 1, 2009 through February 28, 2009	59,722	$4.67	—	—
March 1, 2009 through March 31, 2009	16,660	$4.37	—	—

	76,382	$4.60

(a)	These repurchased shares represent the number of shares withheld upon vesting of performance stock units and restricted stock units to satisfy income tax withholding payments made by MSC on behalf of its employees.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of the Registrant, as amended through April 1, 2009 (filed as Exhibit 3.1 to a Current Report on Form 8-K filed April 3, 2009, and incorporated herein by reference).

4.1	Rights Agreement dated as of October 10, 2008 between the Registrant and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed October 10, 2008, and incorporated herein by reference).

10.1**	Letter Agreement, dated April 7, 2009, between the Registrant and Ashfaq A. Munshi.

10.2**	Form of Restricted Stock Unit Agreement, dated as of March 11, 2009, between the Registrant and Ashfaq A. Munshi.

31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Denotes management contract or compensatory plan.

**	Indicates filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)

Date: May 8, 2009	By:	/s/ SAM M. AURIEMMA
SAM M. AURIEMMA – Executive Vice President, Chief Financial Officer (Mr. Auriemma is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)