Form 10-Q
period 2009-06-30
MSC SOFTWARE CORP
filed 2009-08-07
CIK 717238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2009

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check i f a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 31, 2009, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share was 45,558,476.

MSC.SOFTWARE CORPORATION

INDEX TO FORM 10-Q

JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share value amounts)

	December 31, 2008	June 30, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$152,554	$148,233
Trade Accounts Receivable, less Allowance for Doubtful Accounts of $1,375 and $1,869, respectively	52,861	55,042
Income Taxes Receivable	652	1,750
Deferred Taxes	9,296	8,953
Other Current Assets	6,023	8,440

Total Current Assets	221,386	222,418
Property and Equipment, Net	14,390	11,675
Goodwill and Indefinite Lived Intangibles	163,973	163,973
Other Intangible Assets, Net	19,692	16,296
Deferred Tax Assets	12,501	11,861
Other Assets	13,001	13,145

Total Assets	$444,943	$439,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,940	$5,976
Compensation and Related Liabilities	21,195	15,807
Restructuring Reserve	1,511	1,086
Deferred Revenue	70,641	72,357
Other Current Liabilities	7,810	7,719
Current Liabilities of Discontinued Operations	92	57

Total Current Liabilities	107,189	103,002
Unrecognized Tax Benefits	8,741	8,847
Long-Term Deferred Revenue	5,159	4,959
Other Long-Term Liabilities	12,354	11,072

Total Liabilities	133,443	127,880

Shareholders’ Equity:
Preferred Stock, $0.01 Par Value, 10,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock, $0.01 Par Value, 100,000,000 Shares Authorized; 45,974,000 and 46,231,000 Issued and 45,355,000 and 45,528,000 Outstanding, respectively	459	462
Additional Paid-in Capital	448,175	450,585
Accumulated Other Comprehensive Income (Loss):
Currency Translation Adjustment, net of Tax	(9,316)	(9,859)
Pension Liability Adjustment, net of Tax	477	462

Total Accumulated Other Comprehensive Loss	(8,839)	(9,397)

Accumulated Deficit	(120,395)	(121,858)
Treasury Shares, At Cost (619,000 and 703,000 Shares, respectively)	(7,900)	(8,304)

Net Shareholders’ Equity	311,500	311,488

Total Liabilities and Shareholders’ Equity	$444,943	$439,368

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenue:
Software	$21,067	$14,891	$43,025	$32,274
Maintenance	35,946	31,959	68,976	62,965
Services	7,429	4,801	13,650	10,027

Total Revenue	64,442	51,651	125,651	105,266

Cost of Revenue:
Software	2,720	2,207	5,183	4,505
Maintenance and Services	9,473	7,970	19,044	16,219

Total Cost of Revenue	12,193	10,177	24,227	20,724

Gross Profit	52,249	41,474	101,424	84,542

Operating Expenses:
Research and Development	13,262	11,781	27,628	23,344
Selling and Marketing	23,625	19,098	47,269	35,916
General and Administrative	14,579	12,310	29,765	25,367
Amortization of Intangibles	337	272	673	566
Restructuring Charges	705	623	844	479

Total Operating Expenses	52,508	44,084	106,179	85,672

Operating Loss	(259)	(2,610)	(4,755)	(1,130)

Other (Income) Expense:
Interest Expense	265	26	543	91
Other (Income) Expense, net	(2,620)	(987)	(3,615)	45

Total Other (Income) Expense, net	(2,355)	(961)	(3,072)	136

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	2,096	(1,649)	(1,683)	(1,266)
Provision (Benefit) For Income Taxes	1,065	(39)	(508)	197

Net Income (Loss)	$1,031	$(1,610)	$(1,175)	$(1,463)

Basic and Diluted Earnings (Loss) Per Share	$0.02	$(0.04)	$(0.03)	$(0.03)
Basic Weighted-Average Shares Outstanding	44,963	45,520	44,858	45,466
Diluted Weighted-Average Shares Outstanding	45,512	45,520	44,858	45,466

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,175)	$(1,463)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities:
Non-Cash Items:
Provision for Doubtful Accounts	515	389
Depreciation and Amortization of Property and Equipment	3,623	3,442
Amortization of Intangibles	3,423	3,396
Amortization of Debt Issuance Costs and Discount	90	—
Loss on Sale or Disposal of Long-Lived Assets	160	3
Amortization of Pension-Related (Gains) and Transition Assets, net	(8)	(14)
Gain on Sale of Investment	(2,629)	—
Stock-Based Compensation	5,100	3,020
Provision (Benefit) for Deferred Income Taxes	(1,746)	(159)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisition:
Trade Accounts Receivable	13,411	(2,570)
Other Current Assets	(3,388)	(2,417)
Other Assets	(65)	(304)
Accounts Payable	(150)	31
Compensation and Related Liabilities	(2,798)	(5,388)
Restructuring Reserve	(350)	(1,495)
Accrued and Deferred Income Taxes, net	(385)	(1,112)
Unrecognized Tax Benefits	113	—
Deferred Revenue	14,021	1,603
Other Current Liabilities	(51)	13
Other Liabilities	(1,012)	(64)
Discontinued Operations	(29)	(35)

Net Cash Provided By (Used In) Operating Activities	26,670	(3,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	(1,237)	(1,072)
Proceeds from Sale of Long-Lived Assets	5	168
Proceeds from Sale and Maturities of Investment Securities	2,657	—
Businesses Acquired, Net of Cash	(4,082)	—

Net Cash Used In Investing Activities	(2,657)	(904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Common Stock	(1,060)	(404)
Repayment of Note Payable	(720)	—
Payment of Capital Lease Obligations	(125)	(104)
Proceeds from Exercise of Stock Options	3,409	141

Net Cash Provided By (Used In) Financing Activities	1,504	(367)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	633	74

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,150	(4,321)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	130,076	152,554

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,226	$148,233

Supplemental Cash Flow Information:
Income Taxes Paid, net	$1,517	$1,440
Interest Paid	$288	$—

Reconciliation of Businesses Acquired, Net of Cash Received
Fair Value of Assets Acquired	$4,590	$—
Liabilities Assumed	(508)	—

Businesses Acquired, Net of Cash Received	$4,082	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MSC.SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Basis of Presentation and Consolidation – In the opinion of our management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments, consisting of normal recurring accruals and related adjustments, considered necessary for a fair presentation of the consolidated financial position of MSC at June 30, 2009 and the consolidated results of operations for the three and six months ended June 30, 2008 and 2009. Since our business is seasonal, the consolidated results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

We have evaluated subsequent events for recognition or disclosure through the time of filing these condensed consolidated financial statements with the U.S. Securities and Exchange Commission on August 7, 2009.

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

As of December 31, 2008 and June 30, 2009, deferred revenue consisted of the following (in thousands):

	December 31, 2008	June 30, 2009
Deferred Maintenance Revenue	$55,542	$59,540
Deferred License Revenue	18,128	16,171
Deferred Services and Other Revenue	2,130	1,605

Total Deferred Revenue	$75,800	$77,316

Sales Commissions – Sales commissions earned by our employees are recognized in the period when eligible sales transactions are billed and totaled $2,669,000 and $1,716,000 during the three months ended June 30, 2008 and 2009; and totaled $5,554,000 and $2,807,000 during the six months ended June 30, 2008 and 2009, respectively. The accrual for commissions earned is determined by applying specific commission rates on eligible billings based on estimated performance against annual targets. The commissions earned are paid quarterly after final determination of eligible billings and calculation of the commission expense in accordance with the related commission plans. Historically, differences in the commissions paid versus the amounts accrued have not been significant and are accounted for as adjustments in commission expense in the period the change in estimate is made.

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

Royalties to Third Parties – We have agreements with third parties requiring the payment of royalties for sales of third party products or inclusion of such products as a component of our products. Royalties are charged to cost of software revenue when incurred and totaled $718,000 and $719,000 during the three months ended June 30, 2008 and 2009; and totaled $1,620,000 and $1,460,000 during the six months ended June 30, 2008 and 2009, respectively.

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

Our intercompany transactions are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which settlements are anticipated in the foreseeable future are recorded in the consolidated statements of operations. The aggregate foreign currency transaction (gains) and losses included in other expense (income) on the consolidated statements of operations were $926,000 and $(773,000) during the three months ended June 30, 2008 and 2009; and were $807,000 and $473,000 during the six months ended June 30, 2008 and 2009, respectively.

Self-Insurance – We are self-insured for certain medical claims and benefits offered to our employees in the United States. Based on analysis of the historical data and actuarial estimates, the estimated cost of future claims as of December 31, 2008 and June 30, 2009 was $632,000 and $563,000, respectively, which is included in accrued compensation and related liabilities in the accompanying consolidated balance sheets.

Recently Adopted Accounting Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. We adopted SFAS No. 165 on June 30, 2009 and it did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 on June 30, 2009 did not affect our consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP FAS 157-4 did not affect our consolidated financial statements.

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The adoption of FSP 142-3 on January 1, 2009 did not affect our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) on January 1, 2009 did not affect our consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”. This statement revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. This standard is effective for financial statements for interim or annual reporting periods ending after November 15, 2009 and early adoption is prohibited. We do not expect the adoption of SFAS No. 166 to have a significant impact on our consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extend the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for financial statements issued for fiscal year and interim periods commencing June 15, 2009 and will be applied on a prospective basis. We do not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. These disclosures must be provided for fiscal years ending after December 15, 2009 and will be included in our consolidated financial statements as of and for the year ended December 31, 2009.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net Income (Loss)	$1,031	$(1,610)	$(1,175)	$(1,463)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments, net of Tax	7	$(1,424)	1,435	$543
Change in Unrealized Losses on Investments, net of Tax	(1,712)	$—	(3,036)	$—

Other Comprehensive Income (Loss)	(1,705)	$(1,424)	(1,601)	$543

Total Comprehensive Loss, net of Tax	$(674)	$(3,034)	$(2,776)	$(920)

NOTE 4 – ACQUISITION, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions

On June 11, 2008, the Company acquired certain assets of The MacNeal Group, LLC (“TMG”), a developer of finite element analysis software. This acquisition allows us to develop and enhance our Nastran technology as part of a long-term strategy to provide our customers superior and leading-edge simulation technology for the global enterprise environment. The Company paid $1,800,000 in cash at closing and agreed to pay an additional $200,000 in cash upon the completion and delivery of certain source code and electronic media related to key technology purchased, which occurred in July 2008. The purchase price of $1,800,000 was allocated to developed technology, an intangible asset.

On January 3, 2008, we acquired all the stock of Arizona-based Network Analysis, Inc. (“NAI”), a global innovator of thermal simulation software and the developers of the SINDA/G advanced thermal modeling software. We paid $2,450,000 in cash for the NAI stock at closing, and assumed $20,000 in net liabilities. The purchase price of $2,470,000 was allocated to goodwill (totaling $1,428,000, including $628,000 of deferred tax liabilities) and other intangible assets (totaling $1,670,000), consisting primarily of developed technology and customer relationships. The pro forma effect of this acquisition was not material to our consolidated financial statements. Pursuant to an Earn-out Agreement and upon retention of employees over a two-year period, we recognized compensation expense totaling $163,000 and $150,000 during the six months ended June 30, 2008 and 2009, respectively, and will recognize an additional $150,000 in compensation during the remainder of 2009 under such arrangements.

Goodwill and Other Intangible Assets

The carrying amount of goodwill and indefinite-lived intangible assets for each of our reporting units as of December 31, 2008 and June 30, 2009 are as follows (in thousands):

	Software Segment	Services Segment	Total
Goodwill	$120,721	$33,351	$154,072
Indefinite-Lived Intangible Assets	9,901	—	9,901

	$130,622	$33,351	$163,973

Our indefinite-lived intangible assets consist primarily of acquired trademarks and trade names.

During the fourth quarter of each year, we test goodwill and indefinite-lived intangibles for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill and indefinite-lived intangibles are tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred. We considered the current economic conditions in our impairment analysis as indicators of potential impairment of our goodwill and indefinite-lived assets as of June 30, 2009. Based on such analysis, we concluded that there was no impairment of goodwill and indefinite-lived intangibles.

As of December 31, 2008 and June 30, 2009, other intangible assets consisted of the following (in thousands):

	Estimated Useful Life	December 31, 2008	June 30, 2009
Developed Technology	3-10 years	$53,464	$53,464
Customer Lists	5-15 years	8,465	8,465
Trademarks and Trade Names	3-5 years	2,797	2,797

		64,726	64,726
Less Accumulated Amortization		(45,034)	(48,430)

Other Intangible Assets, Net		$19,692	$16,296

Amortization expense of other intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Developed Technology	1,400	1,376	2,750	2,830
Customer Lists	196	132	393	286
Trademarks and Trade Names	140	140	280	280

	1,736	1,648	3,423	3,396

Amortization expense related to developed technology is included in cost of software revenue in the accompanying condensed consolidated statements of operations. The remaining amount of amortization expense related to customer lists and trademarks and trade names is shown separately in the accompanying condensed consolidated statements of operations.

As of June 30, 2009, the remaining amortization expense of other intangible assets for each of the following periods is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2009	$2,642
2010	$5,285
2011	$4,893
2012	$2,283
2013	$630
Thereafter	$563

We review other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, then their carrying values are reduced to estimated fair value. We considered the current economic conditions in our impairment analysis as indicators of potential impairment of our other intangible assets as of June 30, 2009. Based on such analysis, we concluded that there was no impairment of other intangible assets.

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

As of June 30, 2009, there were approximately 4,446,000 shares reserved for future grants under the 2006 Plan. We expect to continue granting new equity awards from the reserved shares under the 2006 Plan.

The following table summarizes the stock-based compensation expense recognized during the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Stock Options	$1,440	$762	$2,783	$896
Restricted Stock Unit Awards	1,018	870	2,317	2,124

	$2,458	$1,632	$5,100	$3,020

The stock-based compensation expense impacted our results of operations for the three and six months ended June 30, 2008 and 2009 as follows (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Cost of Revenue	$135	$119	$278	$260
Research and Development	303	276	613	534
Selling and Marketing	743	473	1,617	1,197
General and Administrative	1,277	764	2,592	1,029

Stock-Based Compensation Expense Before Taxes	2,458	1,632	5,100	3,020
Deferred Income Tax Benefit	(680)	(16)	(1,411)	(28)

Total Stock-Based Compensation Expense After Taxes	$1,778	$1,616	$3,689	$2,992

Effect on Basic and Diluted Earnings per Share	$0.04	$0.04	$0.08	$0.07

During the six months ended June 30, 2009, we reversed $1,728,000 of previously recorded stock-based compensation cost associated with cancelled unvested equity awards, of which $1,137,000 related primarily to terminated executives during the first quarter of 2009. During the six months ended June 30, 2008 reversals of stock-based compensation cost totaled $228,000.

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

The assumptions used to estimate the fair value of stock options granted for the three and six months ended June 30, 2008 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	47.0%	49.0%	47.5%	48.5%
Risk-Free Interest Rate	3.4%	2.1%	3.3%	2.2%
Expected Term	6.1 Years	6.2 Years	6.1 Years	6.2 Years

The following table summarizes option activity during the six months ended June 30, 2009 (dollar amounts in thousands, except per share amounts):

	Number of Options	Option Price Per Share			Weighted- Average Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,572,994	$0.10	to	$19.95	$12.35	6.2 Years	$316

Granted	934,552	$4.46	to	$6.76	$4.60
Exercised	(25,105)	$4.68	to	$5.94	$5.70
Forfeited	(564,190)	$4.46	to	$19.10	$13.22
Expired	(840,945)	$4.68	to	$18.10	$11.66

Outstanding at June 30, 2009	4,077,306	$0.10	to	$19.95	$10.64	6.4 Years	$2,091

Exercisable at June 30, 2009	2,459,031	$0.10	to	$19.95	$12.03	4.7 Years	$282

The weighted-average fair value of options granted during the six months ended June 30, 2008 and 2009 was $6.32 and $2.24, respectively. The aggregate intrinsic value of options outstanding at June 30, 2008 and 2009 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,449,000 shares and 992,000 shares that had exercise prices lower than $10.98 and $6.66, the market price of the our common stock at June 30, 2008 and 2009, respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2008 and 2009 was $228,000 and $24,000; and during the six months ended June 30, 2008 and 2009 was $520,000 and $24,000, respectively, determined as of the date of exercise.

As of June 30, 2009, the number of options outstanding and exercisable under the 2006 Plan, as well as under predecessor plans, by range of exercise prices, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$ 0.10 to $ 0.15	14,186	$0.10	2.1	14,186	$0.10	2.1
$ 4.46 to $ 6.69	978,232	$4.62	8.6	143,176	$5.34	2.0
$ 6.70 to $10.05	568,288	$8.10	3.5	518,288	$8.23	2.9
$10.06 to $15.09	2,218,225	$13.08	6.4	1,512,506	$13.11	5.6
$15.10 to $22.65	298,375	$17.55	5.3	270,875	$17.47	5.1

Total	4,077,306	$10.64	6.4	2,459,031	$12.03	4.7

The number of options vested or expected to vest at June 30, 2009 was 3,916,000 shares. These options had a weighted average exercise price of $10.77, a weighted-average remaining contractual life of 6.3 years and an aggregate intrinsic value of $1,867,000.

As of June 30, 2009, total unamortized stock-based compensation cost related to unvested stock options was $6,419,000, with a weighted-average recognition period of 2.4 years.

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

The fair value of restricted stock and restricted stock unit awards was determined based on our stock price as of the measurement date, which is the date of grant. As of June 30, 2009, there was $6,269,000 of unamortized compensation cost related to the restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.6 years.

The following table presents a summary of restricted stock unit activity for the six months ended June 30, 2009:

	Restricted Stock Unit Awards	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2008	1,228,457	$13.84
Granted	791,021	$4.88
Vested	(231,757)	$13.17
Forfeited	(571,174)	$13.32

Nonvested as of June 30, 2009	1,216,547	$8.39

Shares issued upon exercise of stock options and upon vesting of stock-based equity awards may be either from authorized but unissued shares or shares of treasury stock acquired in the open market.

NOTE 6 – PENSION PLANS

We have four defined benefit plans covering substantially all of our full-time employees in Japan, Korea, Taiwan and certain employees in Germany. These pension plans typically provide for a lump sum payment upon retirement, which is generally based upon years of service and compensation. The German defined benefit plan is an unfunded plan, whereby the plan’s obligations to participants will be funded by an insurance contract owned by MSC with a contract value of $4,286,000 and $4,636,000 as of December 31, 2008 and June 30, 2009, respectively.

The components of net periodic benefit cost related to these pension plans and recognized during the three and six months ended June 30, 2008 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Service Cost	$216	$181	$431	$364
Interest Cost	107	101	211	199
Expected Return on Plan Assets	(4)	(3)	(7)	(7)
Amortization of Net Gain	(7)	(9)	(11)	(17)
Amortization of Transition Asset	2	1	3	3

Net Periodic Benefit Cost	$314	$271	$627	$542

The amortization of the transition asset and net (gain) loss has been included in other comprehensive income (loss), net of tax, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

Our pension liabilities are reported in the consolidated balance sheets as follows (in thousands):

	December 31, 2008	June 30, 2009
Compensation and Related Liabilities	$44	$28
Other Long-Term Liabilities	7,007	6,789

	$7,051	$6,817

For the six months ended June 30, 2008 and 2009, contributions totaling $316,000 and $328,000, respectively, were made to the plans. We anticipate that contributions totaling approximately $622,000 will be made to our pension plans during 2009.

NOTE 7 – RESTRUCTURING RESERVE

2008 Plan

In June 2008, we initiated a cost reduction program that includes workforce reductions, significant reductions in contracted services primarily impacting information technology and product development activities and reorganizations of various departments. When completed, the workforce reductions are expected to impact approximately 11% of our workforce throughout various departments and are projected to result in one-time termination benefits totaling approximately $2,800,000, of which we recognized approximately $2,000,000 during the year ended December 31, 2008. During the three and six months ended June 30, 2009, we recognized additional one-time termination benefits totaling $323,000 and $631,000, respectively. We expect the remaining termination benefits of approximately $200,000 will be incurred and paid in 2009.

2007 Plan

In January 2007, we implemented a cost reduction program that included a 7% reduction of our workforce, and facility closings and consolidations in the United States. The cost reduction program was deemed necessary to better align global operating costs with our new enterprise sales strategy in an effort to improve operating profit.

During the six months ended June 30, 2008, we recorded restructuring charges of $779,000, related to sublease income that was not recognized during the period and reversed $250,000 of the restructuring reserve related to the vacated facilities after an evaluation of the remaining liabilities at June 30, 2008. During the six months ended June 30, 2009, we reversed an additional $750,000 of the restructuring reserve related to the vacated facilities after an evaluation of the remaining liabilities at March 31, 2009 and recorded additional restructuring charges of $598,000 related to sublease income that was not recognized during the period.

Similar charges related to sublease income will be recorded in future periods to the extent we do not enter into sublease arrangements. On a quarterly basis, we will review critical assumptions used and assess the adequacy of the remaining liabilities, which may result in adjustments to established reserves.

The following is the activity in the restructuring reserve during the six months ended June 30, 2009:

	2007 Plan	2008 Plan	Total Restructuring Reserve
	Facilities	Workforce Reductions
Balance at December 31, 2008	$2,976	$737	$3,713
Restructuring Charges, net of Adjustments	(750)	631	(119)
Sublease Income	598	—	598
Cash Payments	(938)	(1,036)	(1,974)
Effects from Changes in Foreign Currency Rates	(8)	8	—

Balance at June 30, 2009	$1,878	$340	$2,218

Current	$746	$340	$1,086
Long-Term	$1,132	$—	$1,132

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

During the six months ended June 30, 2008, we recorded a tax benefit of $508,000, which represented an effective tax rate of 30%. During the six months ended June 30, 2009, we recorded a tax provision of $197,000 on pretax losses, which represented a negative effective tax rate of 16%.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At June 30, 2009, we had a valuation allowance of $21,466,000 against our U.S. federal and certain state deferred tax assets, and $1,376,000 against certain of our foreign deferred tax assets. If and when we release the valuation allowance, the entire amount released will reduce income tax expense.

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

At June 30, 2009, we had unrecognized tax benefits of $13,083,000, of which $12,957,000, if recognized, would reduce the annual effective tax rate.

During the six months ended June 30, 2009, we increased liabilities for interest of $82,000, and decreased liabilities for potential penalties of $52,000 related to unrecognized tax benefits. At June 30, 2009, we had a recorded liability for interest and potential penalties of $492,000 and $433,000, respectively.

We believe $1,312,000 of unrecognized tax benefits will likely be recognized in the next 12 months due to the expiration of the limitations period for deficiency assessments related to foreign tax matters.

We are subject to income taxation in the U.S., various states, and foreign countries, the most material of which are Germany and Japan. Tax returns filed in Japan after 2007 are subject to audit, and tax returns filed in Germany after 2003 are also subject to audit. The tax returns of our German subsidiary for the years ended December 31, 2004, 2005, and 2006 are under audit, which we expect will conclude during the quarter ended September 30, 2009 with no proposed deficiency assessment or adjustment to the recorded income tax liabilities. The audit of income tax returns of our Japanese subsidiary for the year ended December 31, 2006 and 2007 concluded during the quarter ended June 30, 2009 with no proposed deficiency assessment or adjustment to the recorded income tax liabilities.

NOTE 9 – SEGMENT INFORMATION

Our international operations consist primarily of foreign sales offices licensing and distributing our software products developed in the United States and selling related services provided locally. Revenue is attributed to the country in which the customer is located. For the three months ended June 30, 2008 and 2009, no single customer accounted for 10% or more of total revenue.

The following tables summarize by geographic location consolidated revenue of our operations for the three and six months ended June 30, 2008 and 2009 and identifiable assets at December 31, 2008 and June 30, 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenue:
The Americas (1)	$20,140	$13,831	$38,689	$30,693
EMEA	24,775	21,013	48,324	39,299
Asia (2)	19,527	16,807	38,638	35,274

Total Revenue	$64,442	$51,651	$125,651	$105,266

			December 31, 2008	June 30, 2009
Identifiable Assets:
The Americas (1)			$327,204	$302,651
EMEA			62,944	67,353
Asia (2)			54,795	69,364

Total Identifiable Assets			$444,943	$439,368

(1)	Substantially the United States.

(2)	Substantially Japan.

The net assets of our foreign subsidiaries totaled $45,087,000 and $60,291,000 as of December 31, 2008 and June 30, 2009, respectively, excluding intercompany items. Included in these amounts were long-lived assets totaling $4,627,000 and $3,942,000 as of December 31, 2008 and June 30, 2009, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net Income (Loss)	$1,031	$(1,610)	$(1,175)	$(1,463)

Weighted-Average Common Shares Outstanding	44,963	45,520	44,858	45,466
Diluted Effect of Employee Stock Options and Restricted Stock Units	549	—	—	—

Diluted Weighted-Average Common Shares Outstanding	45,512	45,520	44,858	45,466

Basic and Diluted Earnings (Loss) Per Share	$0.02	$(0.04)	$(0.03)	$(0.03)

For the three and six months ended June 30, 2008, options to purchase 3,538,000 shares and 3,352,000 shares of our common stock, respectively, were anti-dilutive and therefore excluded from the computation of earnings (loss) per share. For the three and six months ended June 30, 2009, options to purchase 3,947,000 shares and 3,953,000 shares of our common stock, respectively, were anti-dilutive and therefore excluded from the computation of earnings (loss) per share.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and June 30, 2009 are summarized below (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2008
Financial Assets:
Marketable Equity Securities Held in Supplemental Retirement Plan	$1,341	$741	$—	$600
Marketable Equity Securities Held in Life Insurance Contracts	$338	$338	$—	$—
At June 30, 2009
Financial Assets:
Marketable Equity Securities Held in Supplemental Retirement Plan	$1,413	$778	$—	$635
Marketable Equity Securities Held in Life Insurance Contracts	$377	$377	$—	$—

The changes in fair values of the recurring financial assets and liabilities measured using Level 3 inputs during the three months ended June 30, 2009 are as follows (in thousands):

Marketable Equity Securities - Supplemental Retirement Plan
Balance at December 31, 2008	$600
Total Realized and Unrealized Gains or Losses
Included in Earnings or Changes in Net Assets	—
Currency Translation Included in Other Comprehensive Income	2
Purchases, Issuances and Settlements	33
Transfer In and / or Out of Level 3	—

At June 30, 2009	$635

NOTE 12 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are subject to and have initiated various claims and legal proceedings that arise in the ordinary course of our business. We are vigorously defending claims brought against us, and believe that we have adequately reserved for potential costs that may result from these matters, which are not considered material at June 30, 2009. Further, we are vigorously prosecuting actions brought by us. No assurance can be given, however, that the ultimate outcome of these claims will not have a material adverse effect on our financial condition or results of operations.

We are periodically audited by various taxing authorities in the United States of America and in other countries in which we do business. In August 2008, we were notified by tax auditors in Germany that we may not have withheld and remitted approximately $550,000 of VAT on sales to certain customers during the years 2004 through 2006. We have evaluated the merits of the tax authority’s position and believe we have adequately reserved for any payment that may result from this matter, which was not considered material to our financial position at June 30, 2009.

NOTE 13 – SUBSEQUENT EVENT

On July 7, 2009 we entered into a definitive agreement with affiliates of STG under which a company controlled by STG will acquire all of MSC’s outstanding shares in a one-step cash merger transaction valued at approximately $360 million. Under the terms of the agreement, our stockholders will receive $7.63 in cash for each share of MSC common stock.

The transaction is subject to customary closing conditions, including approval of MSC’s stockholders and regulatory approvals and is expected to close near the end of the third quarter of 2009. In the event the transaction is terminated and depending on the circumstances of such termination, (i) MSC may be obligated to pay STG a termination fee of $11.8 million, or (ii) STG may be obligated to pay MSC a termination fee of $16.8 million.

On July 9, 2009, July 16, 2009, July 20, 2009 and July 21, 2009, four substantially similar shareholder class action suits were filed by individual stockholders in the Superior Court of California in Orange County against MSC and our directors, styled as Erwin Burth v. Donald Glickman, et al., Case No. 30-2009-00282743, Shaun Kroeger v. Donald Glickman, et al., also naming Maximus Holdings Inc. and Maximus Inc. as defendants, Case No. 30-2009-00284475, Richard Caselli v. Donald Glickman, et al., Case No. 30-2009-00285360, and Dean Murzello v. MSC Software Corporation, et al., also naming Symphony Technology Group (“STG”), Elliott Management Company and Maximus Holdings Inc. as defendants, Case No. 30-2009-00286068. The complaints seek to enjoin the proposed acquisition of MSC by Maximus Holdings Inc., and allege claims for breach of fiduciary duty against the individual defendants and for aiding and abetting a breach of fiduciary duty against the corporate defendant. These cases have been consolidated. MSC and the other defendants have not yet responded to the complaints. We have obligations under certain circumstances to indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. We intend to defend any claims raised in these lawsuits vigorously, but we cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits or any future lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, any acquisition transaction could be prevented or delayed or our business could be harmed.

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

The following table shows the changes in the reporting currencies of our EMEA and Asia regions from which we derive a significant portion of our revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
Average Exchange Rate to US $1	2008	2009	% Change	2008	2009	% Change
EMEA - Euro	0.6398	0.7350	(15%)	0.6542	0.7504	(15%)
Asia - Japanese Yen	104.4787	97.4943	7%	104.9697	95.4829	9%

Business Environment

The global economy continues to be adversely affected by weak but improving credit markets, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, which we believe have caused U.S. and foreign businesses to slow spending on our products and services during the first six months of 2009. This is especially true with respect to our automotive and manufacturing customers, which constitute a substantial source of revenue for us.

During this period of economic uncertainty, and as part of our ongoing commitment to align our workforce and business processes to our sales strategies, we have and will continue to make changes to our cost structures and processes in an effort to improve results and efficiencies. In 2008, our management announced a new cost reduction initiative that included: (i) reductions in contracted services primarily impacting information technology and product development activities, (ii) workforce reductions, and (iii) reorganizations of various departments, which we believe has resulted in substantial cost savings during the three and six months ended June 30, 2009. The workforce reductions were expected to impact approximately 11% of our employees within various departments and will result in estimated severance related payments totaling approximately $2.8 million, of which we recognized $2.0 million in 2008. During the three and six months ended June 30, 2009 we recognized an additional $0.3 million and $0.6 million of such costs, respectively, and expect to recognize the remaining costs of approximately $0.2 million by December 31, 2009. At June 30, 2009, we had 972 employees compared to 1,006 at December 31, 2008 and 1,087 at June 30, 2008.

In addition, our interim CEO initiated a review of our organizational structure, product portfolio and roadmap and sales and marketing execution to assess our strengths and weaknesses and to consider long-term strategies. Such a review has and will result in various changes to our organization, including personnel changes, which will enable us to provide better product and service to our customers. We intend to manage our business by prioritizing spending on key sales, marketing, product and technology initiatives that we believe will strategically position us when we emerge from this challenging period. Specifically, we are focused on customer and market-driven sales strategies and ongoing development related to improving user interfaces and integration with our engineering analysis product suite.

Financial Overview

Total revenue for the six months ended June 30, 2009 decreased 16% to $105.3 million when compared to $125.7 million for the same period in 2008. Changes in foreign currency rates unfavorably impacted 2009 revenue by $2.6 million. Total operating expenses for the six months ended June 30, 2009 decreased 19% to $85.7 million compared to $106.2 million for the same period in 2008 primarily due to a 11% reduction in average headcount, lower incentive compensation and stock-based compensation expenses attributable to weak sales and operating performance, and lower contracted and professional services and travel expenses, all due in part to the 2008 restructuring plan. Total operating expenses for the 2009 period included a favorable impact from changes in foreign currency rates totaling $1.7 million.

Net cash used in operations during the first six months of 2009 was $3.1 million compared to net cash provided by operations of $26.7 million for the same period in 2008. The decrease of $29.8 million was due to lower cash generated from changes in operating assets and liabilities equal to $31.1 million, offset by higher cash earnings equal to $1.3 million. The impact on cash flow from changes in operating assets and liabilities was primarily associated with changes in accounts receivables and deferred revenue totaling $28.4 million resulting from lower license bookings attributable to the economic downturn. Our cash and cash equivalents decreased 3% to $148.2 million at June 30, 2009 when compared to $152.6 million at December 31, 2008. Total deferred revenue at June 30, 2009 was $77.3 million compared to $75.8 million at December 31, 2008.

Economic Uncertainty

We continue to assess what impact the global economic recession may have on our results of operations, financial condition and cash flows in the foreseeable future. We do not believe the economic conditions will directly affect our liquidity over the next twelve months as it relates to our investments and access to credit markets. However, we believe that our future financial results could be significantly affected by the impact the weak global economy will have on certain key industries and customers we serve, particularly those customers with large capital budgets that require access to credit markets or are vulnerable to any downturns in their business caused by market disruptions and related economic uncertainties.

Any significant or prolonged economic downturn that directly impacts our customers in key industries we serve, such as aerospace and automotive, will continue to have an adverse effect on our sales and operating results, including potentially higher allowance for doubtful accounts and possible impairment of goodwill, indefinite-lived intangible assets and long-lived assets, including certain intangible assets.

In addition, this downturn requires us to continue to evaluate our operations and consider various changes to our business operations and related processes, curtailment of product development and/or changes to our business model. Such decisions may result in additional expenses or may impact our ability to effectively compete in our market.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowance for doubtful accounts, income taxes, valuation of goodwill, other intangibles and long-lived assets, contingencies and litigation, restructuring charges and incentive compensation have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2009 as compared to the critical accounting policies described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”. This statement revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. This standard is effective for financial statements for interim or annual reporting periods ending after November 15, 2009 and early adoption is prohibited. We do not expect the adoption of SFAS No. 166 to have a significant impact on our consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extend the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for financial statements issued for fiscal year and interim periods commencing June 15, 2009 and will be applied on a prospective basis. We do not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. These disclosures must be provided for fiscal years ending after December 15, 2009 and will be included in our consolidated financial statements as of and for the year ended December 31, 2009.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations (amounts in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	% of Revenue	2009	% of Revenue	2008	% of Revenue	2009	% of Revenue
Revenue:
Software	$21,067	33%	$14,891	29%	$43,025	34%	$32,274	31%
Maintenance	35,946	56%	31,959	62%	68,976	55%	62,965	60%
Services	7,429	11%	4,801	9%	13,650	11%	10,027	9%

Total Revenue	64,442	100%	51,651	100%	125,651	100%	105,266	100%

Cost of Revenue:
Software	2,720	4%	2,207	4%	5,183	4%	4,505	4%
Maintenance and Services	9,473	15%	7,970	16%	19,044	15%	16,219	16%

Total Cost of Revenue	12,193	19%	10,177	20%	24,227	19%	20,724	20%

Gross Profit	52,249	81%	41,474	80%	101,424	81%	84,542	80%

Operating Expenses:
Research and Development	13,262	21%	11,781	23%	27,628	22%	23,344	22%
Selling and Marketing	23,625	37%	19,098	37%	47,269	37%	35,916	34%
General and Administrative	14,579	23%	12,310	24%	29,765	24%	25,367	24%
Amortization of Intangibles	337	0%	272	1%	673	1%	566	1%
Restructuring Charges	705	1%	623	1%	844	1%	479	0%

Total Operating Expenses	52,508	82%	44,084	86%	106,179	85%	85,672	81%

Operating Loss	(259)	(1%)	(2,610)	(6%)	(4,755)	(4%)	(1,130)	(1%)

Other (Income) Expense:
Interest Expense	265	0%	26	0%	543	0%	91	0%
Other (Income) Expense, net	(2,620)	(4%)	(987)	(2%)	(3,615)	(3%)	45	0%

Total Other (Income) Expense, net	(2,355)	(4%)	(961)	(2%)	(3,072)	(3%)	136	0%

Income (Loss) From Continuing Operations Before Provision (Benefit) For Income Taxes	2,096	3%	(1,649)	(4%)	(1,683)	(1%)	(1,266)	(1%)
Provision (Benefit) For Income Taxes	1,065	2%	(39)	(0%)	(508)	(0%)	197	0%

Net Income (Loss)	$1,031	1%	$(1,610)	(4%)	$(1,175)	(1%)	$(1,463)	(1%)

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

Our software is used in critical design applications by OEMs and their key suppliers in many industries, primarily automotive and aerospace. We have long-term relationships with these customers who rely on our software support services on an ongoing basis, which results in high maintenance renewal rates. As a result of the transition to sell enterprise software products, our license revenues have declined as a percentage of total revenues. Accordingly, maintenance fees have been, and we believe will continue to be, our largest source of revenue in the near term. For the six months ended June 30, 2008 and 2009, maintenance revenue represented 55% and 60% of total revenue, respectively.

Total Revenue

Total revenue for the three and six months ended June 30, 2009 decreased 20% and 16%, respectively, compared to the same periods in 2008 primarily due to the global economic downturn discussed above and its impact on our key customers in the automotive, aerospace and manufacturing industries. Changes in foreign currency rates unfavorably impacted revenue for the three and six months ended June 30, 2009 by $2.0 million and $2.6 million, respectively. Excluding the effect of changes in foreign currency rates, total revenue for the three and six months ended June 30, 2009 decreased 17% and 14%, respectively.

Total deferred revenue at June 30, 2009 was $77.3 million compared to $75.8 million at December 31, 2008.

Software Revenue

Software revenue for the three and six months ended June 30, 2009 decreased 29% and 25%, respectively, when compared to the same periods in 2008. These decreases represent a broad decline in software sales due to our key customers carefully reevaluating all levels of expenditures during these times of economic weakness and uncertainty. During the three and six months ended June 30, 2009, changes in foreign currency rates unfavorably impacted software revenue by $0.5 million and $0.6 million, respectively. Excluding the effects of changes in foreign currency rates, software revenue decreased 27% to $15.4 million for the three months ended June 30, 2009 and decreased 23% to $32.9 million for the six months ended June 30, 2009. During the six months ended June 30, 2009 total deferred software revenue decreased $2.0 million to $16.2 million.

Maintenance Revenue

Maintenance revenue for the three and six months ended June 30, 2009 decreased 11% and 9%, respectively, when compared to the same periods in 2008. During the three and six months ended March 31, 2009, changes in foreign currency rates unfavorably impacted maintenance revenue by $1.2 million and $1.5 million, respectively. Excluding the effect from changes in foreign currency rates during 2009, maintenance revenue decreased 8% to $33.2 million for the three months ended June 30, 2009 and decreased 7% to $64.5 million for the six months ended June 30, 2009. In addition, maintenance revenue during the three and six months ended June 30, 2009 was lower by $1.5 million and $3.4 million, respectively, when compared to the same periods in 2008 due to lower customers’ reinstatement of previously expired maintenance. During the six months ended June 30, 2009 total deferred maintenance revenue increased $4.0 million to $59.5 million.

Services Revenue

Services revenue for the three and six months ended June 30, 2009 decreased 35% and 27%, respectively, when compared to the same periods in 2008. The decreases were attributable to lower process, implementation and post-deployment support services related to our MD and enterprise products. During the three and six months ended June 30, 2009, changes in foreign currency rates unfavorably impacted services revenue by $0.4 million and $0.5 million, respectively. Excluding these effects from changes in foreign currency rates during 2009, services revenue decreased 30% to $5.2 million for the three months ended June 30, 2009 and decreased 23% to $10.5 million for the six months ended June 30, 2009. During the six months ended June 30, 2009 total deferred services revenue decreased $0.5 million to $1.6 million.

Revenue by Geography by Type

The following table sets forth the revenue in each of the three geographic regions in which we operate for the three and six months ended June 30, 2008 and 2009 (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2009	Increase (Decrease)	% Change	2008	2009	Increase (Decrease)	% Change
Total Revenue:
Americas
Software	$5,294	$2,585	$(2,709)	(51%)	$10,916	$7,825	$(3,091)	(28%)
Maintenance	12,023	10,148	(1,875)	(16%)	23,135	20,488	(2,647)	(11%)
Services	2,823	1,098	(1,725)	(61%)	4,638	2,380	(2,258)	(49%)

Sub-total	20,140	13,831	(6,309)	(31%)	38,689	30,693	(7,996)	(21%)

EMEA
Software	7,512	5,932	(1,580)	(21%)	15,882	11,690	(4,192)	(26%)
Maintenance	14,184	12,216	(1,968)	(14%)	26,867	22,595	(4,272)	(16%)
Services	3,079	2,865	(214)	(7%)	5,575	5,014	(561)	(10%)

Sub-total	24,775	21,013	(3,762)	(15%)	48,324	39,299	(9,025)	(19%)

Asia
Software	8,261	6,374	(1,887)	(23%)	16,227	12,759	(3,468)	(21%)
Maintenance	9,739	9,595	(144)	(1%)	18,974	19,882	908	5%
Services	1,527	838	(689)	(45%)	3,437	2,633	(804)	(23%)

Sub-total	19,527	16,807	(2,720)	(14%)	38,638	35,274	(3,364)	(9%)

Total Revenue	$64,442	$51,651	$(12,791)	(20%)	$125,651	$105,266	$(20,385)	(16%)

% Revenue by Geography:
Americas	31%	27%			31%	29%
EMEA	39%	41%			38%	37%
Asia	30%	32%			31%	34%

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

Americas

Total revenue in the Americas for the three and six months ended June 30, 2009 decreased 31% and 21%, respectively, when compared to the same periods in 2008 due primarily to lower sales to key customers in the aerospace, automotive and manufacturing industries. The decrease in software revenue during 2009 reflects lower sales of most products to customers within key markets caused by the economic slowdown. Maintenance revenue decreased primarily due to lower amounts of reinstatement revenue being recognized in 2009 compared to 2008. For the three and six months ended June 30, 2009, revenue from the reinstatement of maintenance was lower by $1.0 million and $2.4 million, respectively, compared to the same periods in 2008. Services revenue decreased during 2009 due to lower revenue recognized from post-deployment and process consulting projects, and training, due to the decline in software sales.

EMEA

Total revenue in EMEA for the three and six months ended June 30, 2009 decreased 15% and 19%, respectively, when compared to the same periods in 2008 primarily due to an unfavorable impact from changes in foreign currency rates totaling $3.1 million and $5.8 million. In constant dollars, total revenue decreased 3% and 7% during the three and six months ended June 30, 2009, when compared to the same periods in 2008. The decreases in software revenue for the three and six months ended June 30, 2009 were primarily due to lower sales of our engineering and MD products in the manufacturing and automotive industries, partially offset by increased sales in the aerospace industry. In addition, software revenue for the three and six months ended June 30, 2009 was unfavorably impacted from changes of foreign currency rates totaling $0.9 million and $1.7 million, respectively. Maintenance revenue for the three and six months ended June 30, 2009 decreased due to the unfavorable impact from changes in foreign currency rates totaling $1.8 million and $3.3 million, respectively. In addition, revenue from the reinstatement of maintenance during the three and six months ended June 30, 2009 was lower by $0.2 million and $0.9 million, respectively, compared to the same periods in 2008. Services revenue decreased due to the unfavorable impact from changes in foreign currency rates totaling $0.4 million and $0.7 million, respectively.

Asia

Total revenue in Asia for the three and six months ended June 30, 2009 decreased 14% and 9%, respectively, when compared to the same period in 2008 despite favorable changes in foreign currency rates totaling $1.1 million and $3.2 million, respectively. In constant dollars, total revenue for the three and six months ended June 30, 2009 decreased 20% and 17%, respectively. Software revenue for the three and six months ended June 30, 2009 decreased despite favorable changes in foreign currency rates totaling $0.4 million and $1.2 million, respectively, due primarily to lower sales of engineering and MD products to key Japanese and Korean customers in all our key industries, which have been adversely effected by the global economic slowdown. This decrease was partially offset by higher revenue from sales of MD and enterprise solutions to key customers in China. Maintenance revenue for the three months ended June 30, 2009 was comparable to the 2008 period despite favorable changes in foreign currency rates totaling $0.6 million and increased 5% for the six months ended June 30, 2009 due to favorable changes in foreign currency rates totaling $1.8 million.

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

In addition, during the three months ended June 30, 2009, we made various personnel changes, particularly in our sales organization, as part of our interim CEO’s initiative to realign our operations and long-term strategies to provide better product and service to our customers. We expect to continue to make changes to our organization that allows us to efficiently execute our business strategies.

We allocate facility expenses among our income statement categories based on headcount. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

In all the costs and expenses discussed below, the compensation and benefit costs for the three and six months ended June 30, 2009 reflect the impact from the headcount reductions resulting from the cost reduction initiative implemented in 2008 and other personnel changes made in 2009, coupled with a salary freeze and the suspension of bonus accruals in 2009.

Cost of Revenue

Cost of Software Revenue

Cost of software revenue consists primarily of amortization of developed technology, third-party licenses and royalties for technology resold, embedded in or licensed with our software products, and other direct product costs, including those costs associated with software delivery, product packaging and documentation materials. As a percentage of software revenue, cost of software revenue for the three and six months ended June 30, 2009 was 15% and 14%, respectively, comparable to the same periods in 2008. We expect such percentage to be stable in the near term.

Cost of Maintenance and Services Revenue

Cost of maintenance and services revenue consists primarily of personnel, outside consultancy costs and other direct costs required to provide post sales support, consulting and training services.

The following table sets forth major components of our cost of maintenance and services revenue in total dollars and the amounts expressed as a percentage of maintenance and services revenue for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30,					Six Months Ended June 30,
Amounts in thousands	2008	% of Related Revenue	2009	% of Related Revenue	% Change 2009 vs 2008	2008	% of Related Revenue	2009	% of Related Revenue	% Change 2009 vs 2008
Compensation and related benefits, contracted services and other direct costs	$7,282	17%	$6,055	16%	(17%)	$14,899	17%	$12,820	18%	(14%)
Facilities and related costs	1,073	2%	1,073	3%	0%	2,115	3%	2,071	3%	(2%)
Incentive and stock-based compensation	438	1%	306	1%	(30%)	681	1%	370	0%	(46%)
Travel and entertainment	359	1%	244	1%	(32%)	682	1%	396	0%	(42%)
Various individually insignificant items	321	1%	292	1%	(9%)	667	1%	562	1%	(16%)

Total	$9,473	22%	$7,970	22%	(16%)	$19,044	23%	$16,219	22%	(15%)

Average Headcount	203		205		1%	205		201		(2%)

As a percentage of maintenance and services revenue, cost of maintenance and services revenue for the three and six months ended June 30, 2008 and 2009 were comparable.

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

The following table sets forth major components of research and development expenses in total dollars and the amounts expressed as a percentage of total revenue for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30,					Six Months Ended June 30,
Amounts in thousands	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008
Compensation and related benefits associated with headcount	$8,374	13%	$8,333	16%	(0%)	$17,484	14%	$16,840	16%	(4%)
Facilities and related costs	2,063	3%	2,050	4%	(1%)	4,234	4%	4,025	4%	(5%)
Contracted services	1,265	2%	671	1%	(47%)	2,874	2%	1,372	1%	(52%)
Incentive and stock-based compensation	836	2%	374	1%	(55%)	1,668	1%	451	0%	(73%)
Various individually insignificant items	724	1%	353	1%	(51%)	1,368	1%	656	1%	(52%)

Total	$13,262	21%	$11,781	23%	(11%)	$27,628	22%	$23,344	22%	(16%)

Average Headcount	268		263		(2%)	267		262		(2%)

The decrease in compensation and contracted services in 2009 reflect the completion of major new releases of our products in June 2008. Incentive and stock-based compensation decreased in 2009 due the suspension of bonus accruals and non-vesting of certain performance-based equity awards due to weak operating performance.

Selling and Marketing

Our selling and marketing expenses consist primarily of salaries and benefits, sales commissions, facility costs (including depreciation and amortization), travel and entertainment, incentive compensation, product marketing and promotional materials, trade shows and customer conferences and professional services.

The following table sets forth major components of selling and marketing expenses in total dollars and the amounts expressed as a percentage of total revenue for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30,					Six Months Ended June 30,
Amounts in thousands	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008
Compensation and related benefits associated with headcount	$13,075	20%	$10,980	21%	(16%)	$25,759	20%	$21,113	20%	(18%)
Incentive and stock-based compensation	3,105	5%	2,033	4%	(35%)	6,823	5%	3,995	4%	(41%)
Advertising	550	1%	1,658	3%	202%	899	1%	2,023	2%	125%
Facilities and related costs	1,888	3%	1,437	3%	(24%)	3,717	3%	2,878	3%	(23%)
Travel and entertainment	1,808	3%	1,271	3%	(30%)	3,586	3%	2,308	2%	(36%)
Third party commissions	1,475	2%	885	2%	(40%)	2,913	2%	1,714	2%	(41%)
Professional services	709	1%	151	0%	(79%)	1,370	1%	392	0%	(71%)
Various individually insignificant items	1,015	2%	683	1%	(33%)	2,202	2%	1,493	1%	(32%)

Total	$23,625	37%	$19,098	37%	(19%)	$47,269	37%	$35,916	34%	(24%)

Average Headcount	386		305		(21%)	388		316		(19%)

Compensation and related benefits in the 2009 periods includes severance totaling $0.8 million resulting from various personnel changes made to the sales organization during the three months ended June 30, 2009 and decreased due to the reduction in headcount. Incentive and stock-based compensation decreased in 2009 due primarily to lower sales commission expense as the result of lower software sales and changes to our commission plans. The increase in advertising expense was attributable to regional customer user conferences that were not held in 2008.

The impact from changes in foreign currency rates decreased total selling and marketing expenses in the three and six months ended June 30, 2009 by $0.7 million and $1.1 million, respectively.

General and Administrative

Our general and administrative expenses consist primarily of salaries, benefits and incentive compensation, facility costs (including depreciation and amortization), outside consulting and other professional services and travel and entertainment.

The following table sets forth major components of general and administrative expenses in total dollars and the amounts expressed as a percentage of total revenue for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30,					Six Months Ended June 30,
Amounts in thousands	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008
Compensation and related benefits associated with headcount	$5,701	9%	$4,674	9%	(18%)	$11,172	9%	$10,891	10%	(3%)
Professional services	2,810	4%	3,369	7%	20%	6,646	5%	6,784	7%	2%
Facilities and related costs	2,129	3%	2,240	4%	5%	4,195	3%	4,217	4%	1%
Incentive and stock-based compensation	1,822	3%	782	2%	(57%)	3,487	3%	953	1%	(73%)
Communications	471	1%	436	1%	(7%)	941	1%	797	1%	(15%)
Travel and entertainment	442	1%	204	0%	(54%)	831	1%	383	0%	(54%)
Software licenses	181	0%	73	0%	(60%)	555	0%	317	0%	(43%)
Bad debt expense	298	1%	71	0%	(76%)	515	0%	429	0%	(17%)
Various individually insignificant items	725	1%	461	1%	(36%)	1,423	2%	596	1%	(58%)

Total	$14,579	23%	$12,310	24%	(16%)	$29,765	24%	$25,367	24%	(15%)

Average Headcount	242		207		(14%)	243		210		(14%)

Compensation and related benefits for the three and six months ended June 30, 2009 includes severance totaling $0.1 million and $1.3 million, respectively, including $1.3 million for three executives terminated during the first quarter of 2009. Incentive and stock-based compensation expense for the six months ended June 30, 2009 includes reversals of previously recorded stock-based compensation cost totaling $1.3 million related to cancelled unvested equity awards of terminated employees, including $1.1 million attributable to the terminated executives. In addition, professional services for the three and six months ended June 30, 2009 included approximately $0.8 million of costs incurred in connection with the announced acquisition of all of our common stock by STG.

The impact from changes in foreign currency rates decreased total general and administrative expenses in the three and six months ended June 30, 2009 by $0.2 million and $0.4 million, respectively.

Amortization of Intangible Assets

The following table sets forth the amortization of intangible assets in total dollars and the amounts expressed as a percentage of total revenue for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30,					Six Months Ended June 30,
Amounts in thousands	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008
Amortization	$337	1%	$272	1%	(19%)	$673	1%	$566	1%	(16%)

Restructuring Charges

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

The following table sets forth restructuring charges in total dollars and the amounts expressed as a percentage of total revenue for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30,					Six Months Ended June 30,
Amounts in thousands	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008
Total	$705	1%	$623	1%	(12%)	$844	1%	$479	0%	(43%)

The three months ended June 30, 2008 and 2009 included charges related to unrecognized sublease income totaling $0.4 million and $0.3 million, respectively, associated with vacated facilities under the 2007 restructuring plan. In addition, during the three months ended June 30, 2008 and 2009, we recognized $0.3 million in termination benefits related to the workforce reduction under the 2008 restructuring plan.

During the six months ended 30, 2008 and 2009, we recognized $0.8 million and $0.6 million, respectively, related to sublease income under the 2007 plan; and $0.3 million and $0.6 million, respectively, associated with workforce reduction under the 2008 plan. In addition, during the six months ended June 30, 2008 and 2009, we reversed $0.2 million and $0.7 million, respectively, of the restructuring reserve related to the vacated facilities after an assessment of the remaining liabilities.

Non-Operating Income and Expenses

Interest and Other (Income) Expense, Net

The following table sets forth major components of interest and other (income) expense, net in total dollars and the amounts expressed as a percentage of total revenue for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30,					Six Months Ended June 30,
Amounts in thousands	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008	2008	% of Total Revenue	2009	% of Total Revenue	% Change 2009 vs 2008
Interest Expense	$265	0%	$26	0%	(90%)	$543	0%	$91	0%	(83%)

Other (Income) Expense, net:
Interest income	(943)	-1%	(215)	0%	(77%)	(1,862)	-2%	(429)	0%	(77%)
Gain on sale of marketable equity securities	(2,650)	-4%	—	0%	*	(2,650)	-2%	—	0%	*
Foreign currency transaction (gains) losses	926	1%	(773)	-2%	*	807	1%	473	0%	(41%)
Various individually insignificant items	47	0%	1	0%	(98%)	90	0%	1	0%	(99%)

Total	$(2,620)	-4%	$(987)	-2%	(62%)	$(3,615)	-3%	$45	0%	(101%)

*	Not Meaningful

Interest expense in 2008 primarily consisted of interest on our long-term debt and the amortization of debt discounts. The decrease in 2009 reflects the impact from the repayment of our remaining outstanding long-term debt in December 2008. Interest income is earned on our cash investments. The decrease in interest income during 2009 reflects the impact of transferring substantially all our cash to investments in lower yield, lower risk securities in the second half of 2008. Foreign currency transaction gains and losses result from the re-measurement of intercompany accounts denominated in the functional currency of the foreign subsidiary. The foreign currency transaction gains or losses recognized were attributable to changes in outstanding intercompany borrowings with our foreign subsidiaries, which are denominated in the subsidiaries’ functional currency.

The gain on sale of marketable equity securities resulted from the sale of our remaining shares of common stock of Geometric Limited, formerly Geometric Software Solutions Co., Ltd. (“GSSL’) in May 2008.

Provision (Benefit) for Income Taxes

Our effective tax rate on income (loss) from operations for the six months ended June 30, 2008 and 2009 was 30% and <16%>, respectively, which is determined based on an estimate of our pre-tax income and the related income tax expense in each jurisdiction after an assessment of significant unusual or discrete items. To the extent these estimates change during the year, the effective rate for a given year-to-date period will be adjusted, with the impact of such changes reflected in the current quarter.

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

In 2008, we determined that it was “more likely than not” that we will not realize the benefit of all of our federal U.S. and certain of our state deferred tax assets and certain of our foreign deferred tax assets existing as of December 31, 2008. As a result, we recorded a valuation allowance totaling $22.9 million. The valuation allowance was determined after considering all available evidence, both positive and negative, including recent taxable losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Should there be a change in factors and the assessment of our ability to recover any deferred tax assets, changes to valuation allowances may result which could materially impact our financial position and results of operations. At June 30, 2009, we had a valuation allowance of $21.5 million against our U.S. federal and certain state deferred tax assets, and $1.4 million against certain of our foreign deferred tax assets.

Liquidity and Capital Resources

Due to the announced acquisition of all of outstanding common stock by STG, our financial condition and sources of liquidity may change, the extent of which cannot be determined at this time. The following comments regarding liquidity and capital resources considers our current ownership structure.

As of June 30, 2009, our principal sources of liquidity included cash and cash equivalents of $148.2 million. We believe that cash on hand and cash generated from operations will provide sufficient funds for normal working capital needs and operating resource expenditures over the next twelve months. Our ability to generate cash flows from operations in future periods will largely depend on our ability to increase the sales of new software licenses while increasing existing cash flows through strong maintenance contract renewals, and effective cost and cash management. Cash from operations could be affected by various risks and uncertainties, including those resulting from economic uncertainties and disruptions in the financial markets.

Our working capital (current assets minus current liabilities) at June 30, 2009 was $119.4 million compared to $114.2 million at December 31, 2008. In the past, working capital needed to finance our operations has been provided by cash on hand and by cash flow from operations.

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

Our cash investments are made according to policies approved by the Board of Directors. At June 30, 2009, approximately 44% of our cash was maintained outside the U.S. and invested primarily in guaranteed deposits with our banks. Within the U.S., our cash is invested primarily in U.S. Treasury securities and money market funds for working capital, which are not subject to any liquidity restrictions.

Cash Flows

The following data summarizes our consolidated statements of cash flows (in thousands).

	Six Months Ended June 30,
	2008	2009
Net Cash Provided By (Used In) Operating Activities	26,670	(3,124)
Net Cash Used In Investing Activities	(2,657)	(904)
Net Cash Provided By (Used In) Financing Activities	1,504	(367)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	633	74

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$26,150	$(4,321)

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

Our operating cash flows are also impacted by changes to operating assets and liabilities resulting from the timing of bookings of sales orders, collections on trade accounts receivable, and the timing of payments of accounts payable and other current liabilities relative to the recognition of the related revenue or expense. We closely monitor our trade accounts receivable and actively manage collections from our customers. Our days sales outstanding (computed after deducting deferred revenue remaining in accounts receivables as of June 30, 2009 and December 31, 2008 totaling $21.6 million and $25.6 million, respectively) was 58 days at June 30, 2009 and 33 days at December 31, 2008. This increase was primarily attributable to slower collections in all regions due to the global economic recession. In addition, the 2009 period includes proportionately higher sales to foreign customers, which historically have slower collections than U.S. customers. The balances of our deferred revenue and trade accounts receivable have and will continue to be impacted by the level and mix of sales bookings. The timing and payment of trade payables and accruals is dependent on the level of expenditures during the year and can vary based upon business activity. Our vendors are paid within the terms of the purchase arrangement and accordingly the balance of trade payables and accruals vary only with the level of goods and services we procure.

Cash flows from operating activities during the six months ended June 30, 2009 decreased by approximately $29.8 million compared to the same period in 2008 due to lower cash generated from changes in operating assets and liabilities equal to $31.1 million, offset by higher cash earnings equal to $1.3 million. The impact on cash flow from changes in operating assets and liabilities was primarily associated with changes in accounts receivables and deferred revenue totaling $28.4 million resulting from lower license bookings attributable to the economic downturn. We did not change our revenue recognition policies or procedures nor did we alter our booking or payment practices from prior years.

Our ability to increase cash generated from operations is impacted by higher sales of new software licenses each year while increasing existing cash flows through strong maintenance contract renewals. This is dependent upon our investment in new products, features and functionalities. Our research and development expenditures during the six months ended June 30, 2009 decreased to $23.3 million compared to $27.6 million in the same period of 2008 due to completion of significant upgrades and new releases of engineering, MD and enterprise solution products in 2008. Due to the short duration between technological feasibility and general availability of the new software to our customers, none of our research and development expenditures are capitalized. We estimate our expenditures for research and development activities in 2009 will total approximately $47 million. We expect to continue to invest a substantial portion of our revenues in the development of our engineering product suite, and MD and enterprise solutions.

Cash Flows from Investing Activities

Our principal investing activities for the six months ended June 30, 2009 included capital expenditures totaling $1.1 million. For the six months ended June 30, 2008 our principal investing activities included our acquisitions of Network Analysis, Inc. and The MacNeal Group, LLC totaling $4.1 million and capital expenditures of $1.2 million. Additionally, we received proceeds totaling $2.7 million from the sale of marketable equity securities of GSSL.

Our capital expenditures generally consist of the purchases of computer equipment and related software used in the development and support of our software products and business processes. We intend to continue to expand the capabilities of our computer equipment used in the development and support of our software products, as well as investing in our worldwide financial and management information systems. In 2009, we expect that our capital expenditures will be no greater than $2.0 million and will be primarily for the purchase of computer equipment and related software used in our development and business processes.

Cash Flows from Financing Activities

Our principal financing activities for the six months ended June 30, 2009 included stock repurchases associated with shares withheld to satisfy employee tax obligations totaling $0.4 million. For the six months ended June 30, 2008, our principal financing activities included stock repurchases associated with shares withheld to satisfy employee tax obligations totaling $1.1 million and proceeds from the exercise of stock options totaling $3.4 million.

We have no debt service obligations as of June 30, 2009. We may engage in additional financing methods that we believe are advantageous, particularly to finance potential acquisitions.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2009 (in thousands).

	Total	Less Than 1 year	1-3 year	3-5 years	More Than 5 years
Operating Leases	$34,088	$12,427	$13,909	$7,394	$358
Defined Benefit Pension Plans (a)	3,385	160	617	552	2,056
Third Party Royalties	2,004	911	763	330	—
Severance (b)	1,885	1,885	—	—	—
Sub-tenant Deposits and Related Liabilities	216	124	45	47	—
Capital Leases	22	22	—	—	—
Other Purchase Obligations	218	218	—	—	—

Total Contractual Obligations	$41,818	$15,747	$15,334	$8,323	$2,414

(a)	Represents the estimated future benefit payments associated with our defined benefit pension plans, as actuarially determined. Recorded liabilities of $2.4 million at June 30, 2009 related to benefit obligations associated with other retirement plans are excluded because the timing of the future benefit payments cannot be determined.

(b)	Includes $340,000 of termination benefits related to our 2008 restructuring plan.

Unrecognized tax benefits recorded in accordance with FIN 48 totaling $8.8 million at June 30, 2009 have been excluded from the contractual obligations table above because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenue represented 69% and 71 % of our total revenue for the six months ended June 30, 2008 and 2009, respectively. International sales are made mostly from our foreign subsidiaries in Europe and Asia and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cash from sales of our foreign subsidiaries are transferred back to the United States. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. For the six months ended June 30, 2009, a 5% change in both the Euro and Yen would have impacted our total revenue by approximately $3.6 million and our net income by approximately $1.3 million.

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

Investment Risk

As of June 30, 2009 we had no investments in marketable equity securities.

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

Our interim Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2009 and have concluded that these disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On July 9, 2009, July 16, 2009, July 20, 2009 and July 21, 2009, four substantially similar shareholder class action suits were filed by individual stockholders in the Superior Court of California in Orange County against MSC and our directors, styled as Erwin Burth v. Donald Glickman, et al., Case No. 30-2009-00282743, Shaun Kroeger v. Donald Glickman, et al., also naming Maximus Holdings Inc. and Maximus Inc. as defendants, Case No. 30-2009-00284475, Richard Caselli v. Donald Glickman, et al., Case No. 30-2009-00285360, and Dean Murzello v. MSC Software Corporation, et al., also naming Symphony Technology Group, Elliott Management Company and Maximus Holdings Inc. as defendants, Case No. 30-2009-00286068. The complaints seek to enjoin the proposed acquisition of MSC by Maximus Holdings Inc., and allege claims for breach of fiduciary duty against the individual defendants and for aiding and abetting a breach of fiduciary duty against the corporate defendant. These cases have been consolidated. MSC and the other defendants have not yet responded to the complaints. We have obligations under certain circumstances to indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. We intend to defend any claims raised in these lawsuits vigorously, but we cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits or any future lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, any acquisition transaction could be prevented or delayed or our business could be harmed.

Other matters occurring in the normal course of business are incorporated herein by reference to Note 12 – Legal Proceedings and Contingencies in notes to the unaudited condensed consolidated financial statements under Item 1 of Part I of this report.

Item 1A.	Risk Factors.

There have been no material changes in our assessment of risk factors affecting our business since those previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and of our Quarterly Report on Form 10-Q for the three month period ended March 31, 2009, except as follows:

The announcement and pendency of our agreement to be acquired by affiliates of Symphony Technology Group could adversely affect our business.

On July 7, 2009, we entered into an Agreement and Plan Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, we would be acquired by affiliates of Symphony Technology Group in a merger (the “Merger”). As a result of the merger, we will become a wholly-owned subsidiary of Symphony Technology Group. Upon completion of the Merger, shares of our common stock will no longer be listed on any stock exchange or quotation system and each such outstanding share of our common stock, with certain exceptions, will be converted into the right to receive $7.63 in cash, without interest and less any applicable withholding taxes (other than shares of MSC common stock held by any holder who has properly exercised appraisal rights of such shares). The announcement and pendency of the Merger could cause disruptions in our business and have an adverse effect on our relationship with our customers, vendors and employees, which could in turn have an adverse effect on our business, financial results and operations.

The consummation of the proposed acquisition of MSC by affiliates of Symphony Technology Group is not certain, and its delay or failure could adversely affect our business.

There is no assurance that the Merger will occur. If the Merger is consummated, it is currently anticipated to be completed near the end of the third quarter of 2009. However, we cannot predict the exact timing of the consummation of the Merger.

Consummation of the proposed Merger is subject to the satisfaction of various conditions, including adoption of the Merger Agreement by a vote of the holders of a majority of the outstanding shares of our common stock and other closing conditions described in the Merger Agreement. A number of the conditions are out of our control. We cannot assure you that these closing conditions will be satisfied, that MSC will receive the required governmental approvals or that the proposed Merger will be successfully completed.

If the proposed Merger or a similar transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee to Symphony Technology Group of approximately $11,800,000. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

We have been named in stockholder class action lawsuits for various matters related to the recent merger announcement, and we may be named in additional lawsuits in the future. This litigation could become time consuming and expensive, could prevent or delay any transaction and could harm our business.

On July 9, 2009, July 16, 2009, July 20, 2009 and July 21, 2009, four substantially similar shareholder class action suits were filed by individual stockholders in the Superior Court of California in Orange County against MSC and our directors, styled as Erwin Burth v. Donald Glickman, et al., Case No. 30-2009-00282743, Shaun Kroeger v. Donald Glickman, et al., also naming Maximus Holdings Inc. and Maximus Inc. as defendants, Case No. 30-2009-00284475, Richard Caselli v. Donald Glickman, et al., Case No. 30-2009-00285360, and Dean Murzello v. MSC Software Corporation, et al., also naming Symphony Technology Group, Elliott Management Company and Maximus Holdings Inc. as defendants, Case No. 30-2009-00286068. The complaints seek to enjoin the proposed acquisition of MSC by Parent, and allege claims for breach of fiduciary duty against the individual defendants and for aiding and abetting a breach of fiduciary duty against the corporate defendant. MSC and the other defendants have not yet responded to the complaints. These cases have been consolidated. See Item 1. “Legal Proceedings.” We have obligations under certain circumstances to indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. We intend to defend any claims raised in these lawsuits vigorously, but we cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits or any future lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, any acquisition transaction could be prevented or delayed or our business could be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We acquired the following shares of equity securities during the three months ended June 30, 2009:

Period	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs	Maximum Number Of Shares Purchasable Under The Program As Of End Of Period
April 1, 2009 through April 30, 2009	—		—	—
May 1, 2009 through May 31, 2009	7,914	$6.59	—	—
June 1, 2009 through June 30, 2009	—		—	—

	7,914	$6.59

(a)	These repurchased shares represent the number of shares withheld upon vesting of performance stock units and restricted stock units to satisfy income tax withholding payments made by MSC on behalf of its employees.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	On May 28, 2009, the Annual Meeting of Stockholders of the Company was held for the purpose of voting on:

(i)	The election of (a) two Directors to serve for terms of three years, and (b) one director to serve for a term of two years;

(ii)	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009.

(b)	The following matters were approved by the stockholders of the Company. The following votes were cast with respect to each proposal:

(i)	Election of Directors

Nominee	For	Against or Withheld	Abstained	Broker Non-Votes
Ashfaq A. Munshi (Class III – Term expires 2012)	29,023,932	12,139,510	N/A	N/A
Robert A. Schriesheim (Class III – Term expires 2012)	28,854,699	12,308,743	N/A	N/A
Masood A. Jabbar (Class II – Term expires 2011)	39,376,848	1,786,594	N/A	N/A
(ii) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009.	40,928,882	233,596	964	-0-

The following directors continue to serve on our Board of Directors with terms expiring as set forth opposite their names:

Directors	Term Expires
Donald Glickman	2010
William F. Grun	2010
Randolph H. Brinkley	2011

As announced in our Definitive Proxy Statement on Schedule 14A filed by us with the Securities and Exchange Commission on April 10, 2009, in March 2009, Mr. Weyand left his positions as Chairman of the Board and Chief Executive Officer of the Company, and resigned as a director of the Company.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of July 7, 2009, among the Registrant, Maximus Holdings Inc. and Maximus Inc. (filed as Exhibit 2.1 to a Current Report on Form 8-K filed July 8, 2009, and incorporated herein by reference).

3.1	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

3.2	Certificate of Designations of Junior Participating Preferred Stock (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form 8-A filed October 13, 1998, and incorporated herein by reference).

3.3	Restated Bylaws of the Registrant, as amended through April 1, 2009 (filed as Exhibit 3.1 to a Current Report on Form 8-K filed April 3, 2009, and incorporated herein by reference).

4.1	Rights Agreement dated as of October 10, 2008, between the Registrant and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 4.2 to a Current Report on Form 8-K filed October 10, 2008, and incorporated herein by reference).

4.2	Amendment, dated as of July 7, 2009 to the Rights Agreement, dated as of October 10, 2008, between the Registrant and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 4.1 to a Current Report on Form 8-K filed July 8, 2009, and incorporated herein by reference).

10.1	Limited Guarantee dated as of July 7, 2009 by STG III, L.P. and STG III-A, L.P., in favor of the Registrant (filed as Exhibit 10.1 to a Current Report on Form 8-K filed July 8, 2009, and incorporated herein by reference).

10.2*	Employment, Separation and General Release Agreement entered into March 31, 2009 between William J. Weyand and the Registrant (filed as Exhibit 10.1 to a Current Report on Form 8-K filed April 3, 2009, and incorporated herein by reference).

10.3*	Employment, Separation and General Release Agreement entered into March 31, 2009 between Glenn R. Wienkoop and the Registrant (filed as Exhibit 10.2 to a Current Report on Form 8-K filed April 3, 2009, and incorporated herein by reference).

31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Denotes management contract or compensatory plan.

**	Indicates filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC.SOFTWARE CORPORATION (Registrant)

Date: August 7, 2009	By:	/s/ SAM M. AURIEMMA
SAM M. AURIEMMA – Executive Vice President, Chief Financial Officer (Mr. Auriemma is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant)